Form 10QSB
period 1996-09-30
EMCLAIRE FINANCIAL CORP
filed 1996-12-04
CIK 858800

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  September 30,  1996

        OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
        OF 1934

For the transition period from          to
                              ----------  ----------

Commission file Number: 333-11773
                        ---------

                        EMCLAIRE FINANCIAL CORP.
     (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                          25-1606091
( State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification Number)

612 Main Street
Emlenton, PA                                          16373-0046
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (412) 867-2311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

As of November 29, 1996, there were 799,200 shares outstanding of the issuer's common stock, par value $1.25 per share.

Emclaire Financial Corp.
INDEX TO QUARTERLY REPORT OF FORM 10-QSB



Part I     Financial Information                                        Page
                                                                        ----
           Item 1.    Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheet, September 30, 1996      3
                      Consolidated Statement of Income
                      Three months ended September 30, 1996 and 1995
                      Nine months ended September 30, 1996 and 1995       4

                      Consolidated Statement of Cash Flows
                      Nine months ended September 30, 1996 and 1995       5

                      Notes to Consolidated Financial Statements        6 - 8


           Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               9 - 12


Part II    Other Information

           Item 1.     Legal Proceedings                                 13

           Item 2.     Changes in Securities                             13

           Item 3.     Defaults Upon Senior Securities                   13

           Item 4.     Submission of Matters to a Vote of
                       Securities Holders                                13

           Signatures                                                    14

EMCLAIRE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                September 30,
                                                                    1996
                                                                -------------
ASSETS
   Cash and due from banks                                      $   5,337,047
   Federal funds sold                                               6,400,000
   Investment securities:
     Available for sale                                            29,034,040
     Held to maturity (estimated market
       value of $12,524,170)                                       12,620,031
   Loans                                                           65,153,019
   Less allowance for loan losses                                     717,235
                                                                -------------
     Net loans                                                     64,435,784
   Premises and equipment                                           2,551,475
   Accrued interest and other assets                                3,334,850
                                                                -------------
       TOTAL ASSETS                                             $ 123,713,227
                                                                =============

LIABILITIES
   Deposits
     Non-interest bearing demand                                $  17,751,172
     Interest bearing demand                                       15,439,253
     Savings                                                       14,380,164
     Money Market                                                  18,133,777
     Time                                                          47,919,795
                                                                -------------
       Total Deposits                                             113,624,161
   Obligation under capital lease                                     114,152
   Accrued interest and other liabilities                             508,687
                                                                -------------
       TOTAL LIABILITIES                                          114,247,000
                                                                -------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00; 3,000,000 shares
     authorized none issued                                                 -
   Common stock, par value $1.25 per share;
     12,000,000 shares authorized, 800,000 shares issued            1,000,000
   Additional paid in capital                                       1,013,080
   Retained earnings                                                7,452,604
   Net unrealized loss on securities                                    6,943
   Treasury stock, at cost (800 shares)                                (6,400)
                                                                -------------
       TOTAL STOCKHOLDERS' EQUITY                                   9,466,227
                                                                -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 123,713,227
                                                                =============

See accompanying notes to the consolidated financial statements.

EMCLAIRE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     1996          1995          1996          1995
                                                 -----------   -----------   -----------   -----------
INTEREST INCOME
   Loans, including fees                         $ 1,449,818   $ 1,545,504   $ 4,335,374   $ 4,487,826
   Interest bearing deposits in other banks              569           577         1,687         1,464
   Federal funds sold                                 66,078        69,891       142,845       141,586
   Investment securities:
     Taxable                                         520,899       257,805     1,255,687       750,094
     Exempt from federal income tax                   32,067        41,632        99,921       129,625
                                                 -----------   -----------   -----------   -----------
       Total interest income                       2,069,431     1,915,409     5,835,514     5,510,577
                                                 -----------   -----------   -----------   -----------

INTEREST EXPENSE
   Deposits                                          809,447       765,081     2,330,953     2,197,007
   Short-term borrowings                              49,700             -        63,199             -
   Lease obligation                                    1,814         1,926         5,809         7,638
                                                 -----------   -----------   -----------   -----------
       Total interest expense                        860,961       767,007     2,399,961     2,204,645
                                                 -----------   -----------   -----------   -----------

NET INTEREST INCOME                                1,208,470     1,148,402     3,435,553     3,305,932

Provision for loan losses                             24,000        24,000        96,000        96,000
                                                 -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                       1,184,470     1,124,402     3,339,553     3,209,932
                                                 -----------   -----------   -----------   -----------
OTHER OPERATING INCOME
   Service fees on deposit accounts                   94,085        78,611       250,794       220,224
   Other                                              26,177        18,032        56,696        66,426
                                                 -----------   -----------   -----------   -----------
       Total other operating income                 120,262         96,643       307,490       286,650
                                                 -----------   -----------   -----------   -----------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                    489,820       366,133     1,377,555     1,119,682
   Occupancy, furniture and equipment                133,081        98,510       352,550       294,541
   Other                                             322,533       261,456       832,393       840,328
                                                 -----------   -----------   -----------   -----------
       Total other operating expense                 945,434       726,099     2,562,498     2,254,551
                                                 -----------   -----------   -----------   -----------

Income before income taxes                           359,298       494,946     1,084,545     1,242,031
Income taxes                                         112,079       154,946       336,129       380,927
                                                 -----------   -----------   -----------   -----------
NET INCOME                                       $   247,219   $   340,000   $   748,416   $   861,104
                                                 ===========   ===========   ===========   ===========

EARNINGS PER SHARE                               $      0.31   $      0.43   $      0.94   $      1.08

AVERAGE SHARES OUTSTANDING                           799,200       799,200       799,200       799,200

DIVIDENDS PER SHARE                              $      0.11   $      0.10   $      0.32   $      0.30

See accompanying notes to the consolidated financial statements.

EMCLAIRE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                      1996           1995
                                                  ------------   ------------
OPERATING ACTIVITIES
   Net income                                     $    748,416   $    861,104
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                   219,714        176,397
       Net amortization of investment security
         discounts and premiums                        164,085        162,653
       Provision for loan losses                        96,000         96,000
       Increase in accrued interest receivable        (415,003)       (42,921)
       Increase in accrued interest payable             57,780         59,708
       Other, net                                     (328,888)       (63,993)
                                                  ------------   ------------
         Net cash provided by
           operating activities                        542,104      1,248,948
                                                  ------------   ------------
INVESTING ACTIVITIES
   Proceeds from maturities and repayments of
     investment securities
       Held to maturity                              6,644,893      5,451,646
   Purchases of investment securities
       Available for sale                          (19,054,907)             -
       Held to maturity                             (3,136,371)    (3,363,893)
   Net loan originations                              (927,212)    (1,452,678)
   Purchases of premises and equipment                (954,656)       (52,851)
   Proceeds from sales of other real estate             45,882        194,163
   Net proceeds from branch acquisition             12,682,685              -
                                                  ------------   ------------
         Net cash (used for) provided by
           investing activities                     (4,699,686)       776,387
                                                  ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                         10,503,957        908,629
   Payments for obligation under capital lease         (28,931)       (27,102)
   Cash dividends paid                                (255,744)      (239,760)
                                                  ------------   ------------
         Net cash provided by financing
           activities                               10,219,282        641,767
                                                  ------------   ------------
         Increase in cash and cash equivalents       6,061,700      2,667,102

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     5,675,347      4,524,304
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 11,737,047   $  7,191,406
                                                  ============   ============

See accompanying notes to the consolidated financial statements.

EMCLAIRE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

The accounting and financial reporting polices of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.   COMMON STOCK

Stock Split
-----------

On June 20, 1996, the Company effected a four-for-one split of its common stock. As a result of this transaction, the authorized and issued number of shares increased from 3,00,000 and 200,000 to 12,000,000 and 800,000, respectively, and the par value was reduced from $5.00 per share to $1.25 per share. All references in the accompanying financial statements to the number of shares and the per share amounts have been restated to reflect this stock split.

Stock Sale
----------

On October 25, 1996, the Company's prospectus was declared effective, allowing it to offer for sale 200,800 to 230,800 shares of common stock. These shares are being sold by prospectus only at a price $13.50 per share. It is anticipated the sale of these shares will conclude on December 4, 1996, unless extended by the Board of Directors for up to an additional twenty days.

3.   BRANCH ACQUISITION

On September 20, 1996, the Bank acquired certain deposit liabilities of the Knox. Pennsylvania office of Mellon Bank, N.A. in a transaction recorded as a branch purchase. The Bank assumed deposit liabilities of approximately $
14.1 million and acquired the land building and equipment. The difference between the liabilities assumed and the assets acquired was received in cash totaling approximately $12.6 million. The amount by which the acquisition cost exceeded the value of the assets purchased, totaling approximately $1.4 million, was recorded as an intangible asset.

4.   INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

Available for Sale                                                  1996
                                          ---------------------------------------------------------
                                                            Gross          Gross        Estimated
                                           Amortized      Unrealized     Unrealized       Market
                                             Cost           Gains          Losses         Value
                                          ------------   ------------   ------------   ------------

U.S. Treasury securities and
   Obligations of U.S. Government
   corporations and agencies              $ 22,550,660   $     61,380   $    (52,520)  $ 22,559,520
Corporate notes                              5,993,161         23,313        (21,654)     5,994,820
                                          ------------   ------------   ------------   ------------
       Total debt securities                28,543,821         84,693        (74,174)    28,554,340
Equity investment in Federal Reserve
   and Federal Home Loan Banks                 479,700              -              -        479,700
                                          ------------   ------------   ------------   ------------

       Total                              $ 29,023,521   $     84,693   $    (74,174)  $ 29,034,040
                                          ============   ============   ============   ============

Held to Maturity                                                    1996
                                          ---------------------------------------------------------
                                                            Gross          Gross        Estimated
                                           Amortized      Unrealized     Unrealized       Market
                                             Cost           Gains          Losses         Value
                                          ------------   ------------   ------------   ------------

U.S. Treasury securities and
   Obligation of U.S. Governmental
   corporations and agencies              $  4,021,850    $       349   $    (13,799)  $  4,008,400
Obligations of states and political
   subdivisions                              3,129,681          2,280         (7,802)     3,124,159
Corporate notes                              3,842,407          3,614        (32,314)     3,813,707
Mortgage-backed securities                   1,626,093              -        (48,189)     1,577,904
                                          ------------   ------------   ------------   ------------

       Total                              $ 12,620,031   $      6,243   $   (102,104)  $ 12,524,170
                                          ============   ============   ============   ============

Investment securities with a carrying value and an estimated market value of $3,083,100, were pledged to secure public deposits and other purposes as required by law.

The amortized cost and estimated market value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Available for Sale             Held to Maturity
                                          ---------------------------------------------------------
                                                           Estimated                     Estimated
                                           Amortized        Market        Amortized       Market
                                             Cost           Value           Cost          Value
                                          ------------   ------------   ------------   ------------

Due in one year or less                   $  4,030,384   $  4,036,560   $  5,561,201   $  5,561,585
Due after 1 year through 5 years            23,703,511     23,698,630      5,432,737      5,384,681
Due after 5 years through 10 years             809,926        819,150              -              -
                                          ------------   ------------   ------------   ------------
                                          $ 28,543,821   $ 28,554,340   $ 10,993,938   $ 10,946,266
Mortgage backed securities                           -              -      1,626,093      1,577,904
                                          ------------   ------------   ------------   ------------
       Total                              $ 28,543,821   $ 28,554,340   $ 12,620,031   $ 12,524,170
                                          ============   ============   ============   ============

5.   IMPAIRED LOANS

At September 30, 1996, the recorded investment in loans which are considered to be impaired was $831,382, all of which was placed in nonaccrual status. In addition, $93,000 of the related allowance for loan losses has been allocated for these impaired loans. At September 30, 1996, there were commitments for unfunded letters of credit totaling $7,500, to a borrower with outstanding loans considered to be impaired.

The average recorded investment in impaired loans during the six months ended
September 30, 1996, was approximately $833,734.   For the nine months ended
September 30, 1996, interest income totaling $13,330 was recognized on impaired loans, all of which was recognized using the cash basis method of income recognition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

During the first nine months of 1996, total assets increased to $123.7 million, a $25.1 million or 25.5% increase from the $98.6 million at December 31, 1996. The largest factor for this increase was the purchase of the Knox, Pennsylvania office from Mellon Bank, N.A. on September 20, 1996. In this transaction the Bank assumed deposit liabilities of approximately $14.1 million and purchased the real estate and equipment. The amount by which the acquisition cost exceeded the value of the assets purchased, totaling approximately $1.4 million was recorded as an intangible asset, to be amortized over its estimated useful life.

Along with the purchase of the Knox office, the Bank opened two de novo office operations, one in Butler and another located in a supermarket in Knox, Pennsylvania. At September 30, 1996, these two offices had attracted deposits
totaling approximately $6.5 million.   In addition to this expansion of the
branch network, a merger of a regional financial institution which operated within the Bank's market area, with another regional commercial bank, resulted in deposits being transferred from the merged institution to the Bank as customers sought more personalized service and a lower deposit fee structure.

As a direct result of the branch openings and the acquisition, total deposits increased approximately $24.7 million or 27.8% from December 1995. Of this total, approximately $14.1 million was acquired in the branch purchase.
These deposit funds have been invested primarily in the investment portfolio, as deposit growth has outpaced growth in the loan portfolio for the first nine months of 1996.

The total investment portfolio increased $26.4 or 58.0% from December 31, 1995, due to the growth in deposit accounts previously discussed. Since May 1996, investment purchases have been classified as available for sale to afford the Bank additional liquidity and funds management opportunities.

Loans at September 30, 1996, totaled $65.1 million an increase of $831,000 from December 31, 1995. The primary growth in the loan portfolio has resulted from residential real estate mortgages. To further enhance the growth of the loan portfolio, the Board has authorized management to use the services of a mortgage broker on an as needed basis. Under this authority the Bank may originate up to $2 million in residential real estate loans.

Premises and equipment totaled $2.6 million at September 30, 1996, a net increase of $888,000 from December 31, 1995. The increase in fixed assets resulted from the investment in a Wide Area Network ("WAN"), and the leasehold and other capital investments necessitated by the branch openings.

Stockholders' equity of $9.5 million at September 30, 1996, represented a $434,000 or 4.8% increase from December 31, 1995, due principally from net retained income. At September 30, 1996, the Bank had Tier 1 risk-based, total risk-based and leverage capital ratios of 11.58%, 12.65% and 6.88%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and bank regulations.

On October 25, 1996, the Company's prospectus was declared effective, allowing it to offer up to 200,800 shares of common stock, par value $1.25, for sale at a price of 13.50 per share. It is anticipated the sale will be completed on or about December 4, 1996, unless extended by the Board of Directors. It is anticipated the net proceeds of the sale, which could total approximately $2.5 million, will be contributed to the Bank by the Company to support the growth experienced by the Bank during the first nine months of 1996.

Comparison of the Three Months Ended September 30, 1996 and 1995
----------------------------------------------------------------

Net income for the three months ended September 30, 1996 totaled $247,000, a $93,000 or 27.9% decrease from the $340,000 recorded during the same period in 1995. The decrease in net income is primarily attributed to increases in other operating expenses related to the opening of the two de novo branch offices in May and August of 1996, and the purchase of the third office in September 1996, previously discussed. The additional overhead costs associated with these offices exceeded the increase in net interest income and other income which increased 5.2% and 24.4%, respectively, during the third quarter of 1996 as compared to the same period in 1995.

Along with the added branch operations, a WAN was installed along with teller terminals at each office location. This project required a capital outlay of approximately $670,000, and became operational late in September 1996. Management estimates the additional branch office operations and the WAN will increase other operating expenses approximately $1.2 million on an annual basis.

Interest income for the three months ended September 30, 1996, increased approximately $154,000 or 8.0% from the same period in 1995, due to the increase in investable funds which were placed in investment securities. Average investment securities for the third quarter of 1996 were $36.5 million resulting in a yield of 6.0% for the quarter, compared to $22.1 million and 5.4% during the same period in 1995. During the same period, average loans decreased 1.9% to $63.9 million from $65.1 million. The yield on loans for the quarter decreased to 9.0% from 9.41%, due primarily to the decline in volume. While average loans for the quarter were down from the same period in 1995, loan volume has begun to increase, with total loans increasing $1.2 million during the third quarter of 1996. Results for the early part of the fourth quarter indicate this trend is continuing. The loan growth, principally residential real estate loans, has occurred in the Knox and Butler, Pennsylvania areas served by the new office locations. In addition, the main office location in Emlenton has experienced loan growth over the past several months.

In addition to the increase in other operating expenses in 1996, during the third quarter of 1995, a one time premium refund of approximately $50,000 was received from the Federal Deposit Insurance Corporation ("FDIC"), at which time the Bank's deposit insurance assessment was reduced to $500 per quarter. In November 1996, the FDIC announced the insurance premium assessment for 1997 would remain unchanged, however the Bank will pay an amount equal to approximately 1.3 basis points of its insurable deposits toward the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. Based upon the Bank's deposits at September 30, 1996, this additional fee will total approximately $15,000 in 1997.

Based upon management's ongoing assessment of the quality of the loan portfolio, the provision for loan losses for the third quarter of 1996 totaled $24,000, which equaled the provision made during the same period in 1995.

Other operating income increased $24,000 or 24.4% during the third quarter of 1996 as compared to the same period in 1995, due to the increase in deposit accounts.

The provision for income taxes of $112,000 for the three months ended September 30, 1996, represented a 27.7% decrease from the $155,000 recorded during the same period of 1995. This decline paralleled the decrease in pre-tax income which declined $136,000 or 27.4% during the period.

Comparison of the Nine Months Ended September 30, 1996 and 1995
---------------------------------------------------------------

Net income for the nine months ended September 30, 1996, totaled $748,000, a 13.1% decrease from that reported for the same period in 1995. The decrease is primarily attributed to the increase in other operating expenses previously discussed.

Interest income increased $325,000 or 5.9% during the first nine months of 1996 to $5.8 million as compared to $5.5 million for the same period in 1995. This increase is due to the additional investable funds resulting from the increase in total deposits previously discussed. These funds have been primarily invested in the investment portfolio which produced a yield of 5.8% during the first nine months of 1996, as compared to the 5.1% return realized during the same period in 1995.

These additional deposits resulted in an increase in interest expense on deposits of 134,000 or 6.1%. Total interest expense increased $195,000 or 8.9% during the nine month periods. The additional increase was due to a short-term borrowing from the Federal Home Loan Bank of $4.0 million, which was used to purchase investment securities in anticipation of the acquisition of the Knox office location. This borrowing was repaid from the cash proceeds received in the branch office acquisition.

The provision for loan losses totaled $96,000 for the nine months ended September 30, 1996, equaling the provision made during the same period in 1995.

As a result of the growth in deposit accounts, other operating income for the first nine months of 1996 increased 7.3% from the same period in 1995. This increase is principally the result of charges on deposit accounts, particularly NSF and return check charges.

As previously discussed, other operating expenses increased due to the expansion of the Bank's branch network during the second and third quarters of 1996, along with the installation of the WAN. The Board of Directors and management analyzed the potential effect of each of these projects and determined these expenditures will have a positive effect on the Company's franchise and shareholder value. However, the Board and management realizes these expenditures will most likely depress profitability and performance ratios in the short term. While the Board and management expect the expansion of the branch network and the technology investment will result in an increase in both interest and fee income, it is not possible to precisely estimate the timing and extent of such revenue increases. Such estimates are subject to a number of risks and uncertainties, including interest rate fluctuations and government and regulatory actions which might cause the actual results to differ materially from the estimates.

Federal income tax expense for the first nine months of 1996 amounted to $336,000, representing a decrease of 11.8% from that reported for the same period in 1995. This decrease in federal income taxes is directly proportional to the decrease in income before income taxes, which declined 12.7%.




Liquidity
---------

As a result of the branch openings the resulting increases in deposit accounts, financing activities have generated $10.2 million during the first nine months of 1996. These funds along with $12.7 million received in the acquisition of the Knox office were used to fund investing activities such as investment purchases of $22.2 million and net loan originations of $927,000.

Operating activities, particularly net income of $748,000, provided cash totaling $542,000, which was also used to fund investing activities.

In addition, to the funds generated through normal operations, the Bank has alternative sources of funds such as lines of credit available with correspondent banks, such as the Federal Home Loan Bank, and $29.0 million of investment securities classified as available for sale.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At September 30, 1996, non-performing loans including those past due ninety days or more, and loans on nonaccrual status totaled approximately $993,000. Of these non-performing loans, $831,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of six commercial and commercial real estate loans to a single borrower, secured by real estate and vehicles. The borrower sought bankruptcy protection under Chapter 11, but has yet to file a plan of reorganization. However, the borrower continues to operate, and in November made a payment, of which approximately $58,000 was paid to the Bank, which was applied against principal. Management does not believe this account or any of the remaining non-performing loans pose any significant risk to the operations, liquidity or capital of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        (None)

Item 2. Changes in Securities

        See Item 4.

Item 3. Defaults Upon Senior Securities

        (None)

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of Emclaire Financial Corp. was held on September 4, 1996. The following three matters were voted on:

1) Amend Article 5 of the Articles of Incorporation to provide the Company authority to issue up to 3,000,000 shares of serial preferred stock , par value $1.00.

2) Amend Article 7 of the Articles of Incorporation to eliminate preemptive rights with respect to any securities of the Company

3) Amend Article 9 of the Articles of Incorporation to eliminate cumulative voting rights with respect to the election of directors.

The following table presents the results of vote tabulation:

                                                     Votes          Votes
Issue                Description                      For          Against
----- ---------------------------------------       -------        -------

  1   Authorize 3,000,000 shares of
      preferred stock, $1.00 par value              593,520         27,800

  2   Eliminate preemptive rights                   598,320         23,000

  3   Eliminate cumulative voting rights with
      respect to the election of directors          606,600         14,720

Item 5. Other Information

        (None)

Item 6. Exhibits and Reports on Form 8-K

        (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
   (Registrant)


Date: December 3, 1994                        By: /s/ Ronald L. Ashbaugh
      ----------------                            ----------------------
                                                  Ronald L. Ashbaugh
                                                  President and CEO


Date: December 3, 1994                        By: /s/ John J. Boczar
      ----------------                            ------------------
                                                  John J. Boczar
                                                  Treasurer