Form 10KSB
period 1996-12-31
EMCLAIRE FINANCIAL CORP
filed 1997-03-31
CIK 858800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED For the fiscal year ended December 31, 1996,
                                                            --------------------

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE  REQUIRED] For the  transition  period from
                      to                .
      ---------------    ---------------

Commission File No. 333-11773

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                  25-1606091
----------------------------                              ------------------
(State or Other Jurisdiction of Incorporation             I.R.S. Employer or
Organizations                                             Identification No.


612 Main Street, Box D, Emlenton, Pennsylvania                   16373
----------------------------------------------                   -----
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (412) 867-2311
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                                  ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.25 per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

      State issuer's revenues for its most recent fiscal year. $8,524,867

      As of March 25, 1997, there were issued and outstanding 1,030,000 shares of the registrant's Common Stock.

      The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 24, 1997, was $11,006,371 ($14.37 per share based on 765,927 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1996. (Parts I, II, and IV)

      2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

PART I

Item 1.  Description of Business
--------------------------------

General

Emclaire Financial Corp. ("Company") was incorporated in Pennsylvania in 1989 to own and control all of the capital stock of The Farmers National Bank of Emlenton ("Bank"). The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956 ("BHCA"), as amended. The Company has no employees other than executive officers whom do not receive compensation for serving in such capacity. Because the Company has not engaged in any significant business to date, almost entirely all of the business conducted by the Company on a consolidated basis is conducted through the Bank, its wholly owned subsidiary.

The Bank was organized in 1900 as a national banking association, and operates under the supervision of the Office of the Comptroller of the Currency ("OCC"). The Bank operated from a single office until 1978 when it opened its first branch office in Eau Claire. A second branch was established in Clarion in 1985. During 1991, the Bank acquired the East Brady and Emlenton branch operations of Mellon Bank. The Emlenton office of Mellon Bank was closed and donated to the Borough of Emlenton while the deposit accounts were transferred to the existing Emlenton office. In May, 1996, a fifth office was established in Bon Aire Plaza in Butler, and a sixth office opened in August, 1996 in a grocery store located in Knox.

On September 20, 1996, the Bank completed the acquisition of a branch facility located on Main Street in Knox from Mellon Bank, N.A. As a result, the Bank assumed the deposit liabilities of the office and purchased the real estate, furniture, and equipment. The Bank paid a cash premium for the deposits assumed based upon a percentage of the total deposits acquired. The price of the real estate, furniture, and equipment was based upon a negotiated price. (Refer to Note 2 of the accompanying audited consolidated financial statements.)

The Bank operates as a full-service community bank, offering a variety of financial services to meet the needs of its markets served. Those services include accepting time and demand deposits from the general public and together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition funds are also used to purchase investment and mortgage-backed securities.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage loans, home equity loans, commercial and commercial real estate loans, and installment loans. Generally, loans are originated in the Bank's primary market area. For a description of the Bank's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders ("Annual Report") included as Exhibit 13 and incorporated herein by reference.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located in the Bank's primary lending area. Typically such residences are single family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation ("FHLMC"). As a result, the Bank may sell loans to and service loans for the FHLMC. While the Bank has made no such sales to date, it anticipates the ability to sell loans to the FHLMC will allow it to minimize the interest rate risk associated with longer term fixed rate mortgages.

Home  Equity  Loans.   The  Bank   originates   home  equity  loans  secured  by
single-family residences. These loans may be either a single advance fixed rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 31.15% of the total loan portfolio at December 31, 1996. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operating funds, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans under various government guaranteed student loan programs. These loans are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection

Loans to One Borrower. National banks are subject to limits on the amount of credit which they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 1996, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $1.73 million. At December 31, 1996, the Bank's largest aggregation of loans to one borrower was approximately $786,000 of loans secured by equipment leased to franchised fast food vendors. In addition, the lease contracts are assigned to the Bank and the principals of the borrowing company have provided personal guarantees. At December 31, 1996, all of these loans were performing in accordance with their terms.

Investment Portfolio

General. The Bank maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level. For a description of the Company's investment portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the Federal Home Loan Bank ("FHLB") and through its primary correspondent bank. In addition, the Bank can obtain advances from the Federal Reserve Bank discount window. For a description of the Bank's sources of funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

Deposits. The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits, and money market accounts.

Deposit products are promoted in periodic newspaper and radio advertisements, along with notices provided in customer account statements. The Bank's market strategy is based on its reputation as a community bank that provides quality products and personal customer service.

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Interest rates on deposits are reviewed weekly by management considering a number of factors including (1) the Bank's internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank's liquidity position.

Subsidiary Activity

The Company has one wholly-owned subsidiary, the Bank, a national association. As of December 31, 1996, the Bank had no subsidiaries.

Personnel

At December 31, 1996, the Bank had 74 full time equivalent employees. None of its employees are represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Competition

The Bank competes with regional and other community commercial banks, thrift institutions, credit unions, and non financial institution entities such as mutual funds and securities brokers, for deposit customers, in its primary market area of Venango, Clarion, Butler and northern Armstrong Counties. In addition to competing financial institutions, the Bank also competes with mortgage brokers, mortgage banking companies and consumer finance companies for loan customers.

The Bank competes for deposit funds by offering a variety of deposit products, quality personal service and competitive interest rates. In addition, the Bank offers a number of other services including but not limited to, safe deposit boxes, night depositories, automated teller machines, wire transfers and direct deposit.

The Bank competes for loans by charging  competitive  interest rates and nominal
fees,  along  with  providing  efficient  and  comprehensive   service  to  loan
customers.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation - The Company

The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file quarterly reports and annual reports with the Federal Reserve Board ("FRB") and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Company and its subsidiaries.

The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital. Because the Company has less than $150 million in assets on a consolidated basis, the capital levels of the Bank are deemed by the FRB to be the capital levels of the Company. For additional information on the capital levels of the Bank, see "- Regulation The Bank"; and "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Resources" in the Annual Report incorporated herein by reference.

The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any activities, or acquire shares of companies engaged in activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms and the provisions of the CRA, the Bank's record in meeting the credit needs of the community served by the Bank, including low- and moderate-income neighborhoods, is generally annually assessed by the OCC. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At March 6, 1996, the Bank was rated "Satisfactory" with respect to the CRA.

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both. This doctrine has become known as the "source of strength" doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

Regulation - The Bank

General - The Bank is subject to supervision and examination by the OCC and to certain regulations of the FDIC, and the FHLB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

Dividend Restrictions - Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled approximately $1.5 million at December 31, 1996. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

Affiliate Transactions - The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low quality" assets from affiliates.

Insurance Assessments - Deposits of the Bank are insured by the BIF of the FDIC and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by the individual insured depository institution is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates assessed on deposits insured by the BIF. Under the current regulations, the Bank is assessed a premium on BIF-insured deposits.

Beginning January 1, 1997, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank will pay, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Based on total deposits as of December 31, 1996, had the Act been in effect, the Bank's annual deposit insurance premium would have been approximately $15,000. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Enforcement Powers of Federal Banking Agencies - Federal Banking agencies possess broad powers to take corrective and other supervisory action deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "under capitalized" or "critically undercapitalized". At December 31, 1996, the Bank exceeded the required ratios for classification as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

The agencies' prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt, prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval.

Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.00 percent. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common stockholders' equity and qualifying preferred stock, less goodwill and other disallowed intangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions as prescribed by regulation.

In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under federal banking laws, failure to meet the minimum capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

At December 31, 1996, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 13 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

Legislative Proposals and Reforms

In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by U.S. Congress. In the last Congress, such proposals included legislation to revise the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be reintroduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

Item  2.  Description of Property
---------------------------------

      (a) Properties.

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Company pays no rent or other form of consideration for the use of this facility. The Bank has seven offices located in Venango, Clarion, and Butler counties, Pennsylvania. The Bank's total investment in office property and equipment was $3.4 million with a net book value of $2.3 million at December 31, 1996.

    Main Office       Eau Claire Office      Clarion Office
    -----------       -----------------      --------------

612 Main Street     207 South Washington   Sixth and Wood
Emlenton,           Street                 Streets
Pennsylvania        Eau Claire,            Clarion,
Venango County      Pennsylvania           Pennsylvania
                    Butler County          Clarion County

 East Brady Office     Bon Aire Office      Knox 338 Office   Knox Main Street
 -----------------     ---------------      ---------------   ----------------
Broad and Brady     1101 North Main Street Rt. 338 South            Office
Streets             Butler, Pennsylvania   Knox, Pennsylvania Main and State
East Brady,         Butler County          Clarion County     Streets
Pennsylvania                                                  Knox, Pennsylvania
Clarion County                                                Clarion County

All offices are owned by the Bank, except for the Bon Aire and Knox 338 offices which are leased. The Bon Aire office is a unit in the Bon Aire Plaza operated under a 5 year lease with an option to renew. The Knox 338 office is located in a supermarket, and is operated under a 5 year lease with three (3) options to renew. The Bank also maintains a remote ATM facility located in a supermarket in East Brady.

The Bank also owns two lots located on Main Street in Emlenton, Pennsylvania. The lots are currently used for employee parking.

      (b) Investment Policies.

See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

      (1)  Investments  in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property - (a) Properties" above.

      (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

      (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 1.

Business - Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item  3.  Legal Proceedings
---------------------------

Neither the Bank nor the Company is involved in any material legal proceedings. The Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to stockholders for a vote during the quarter ended December 31, 1996.

PART II

Item 5. Market for the  Registrant's  Common  Equity and Related  Stockholder
Matters
--------------------------------------------------------------------------------

The information contained under the section captioned "Common Stock Information" in the Company's Annual Report for the fiscal year ended December 31, 1996, is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

The Company's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

      Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
--------------------------------------------------------------------------------

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

The  information  contained  under  the  section  captioned  "Information  as to
Nominees,   Directors  and  Executive   Officers"  in  the  Proxy  Statement  is
incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Principal Beneficial Owners of the Corporation's Common Stock" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Principal Beneficial Owners of the Corporation's Common Stock" in the Proxy Statement.

(c)   Changes in Control

            Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Information as to Nominees, Directors and Executive Officers" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

             3.1  Articles of Incorporation of Emclaire Financial Corp. *

             3.2  Bylaws of Emclaire Financial Corp. *

             4    Specimen Stock Certificate of Emclaire Financial Corp. *

            10 Form of Change in Control Agreement between Registrant and three (3) executive officers

            11    Statement  regarding  computation  of earnings  per share (see
                  Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)

            13 Annual Report to Stockholders for the fiscal year ended December 31, 1996.

            19    Proxy   Statement   for   Company's    Annual   Meeting   of
                  Stockholders.

            21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

            27    Financial Data Schedule **

(b)         Reports on Form 8-K.

            On December 23, 1996, the Registrant filed a current report on Form 8-K with the SEC announcing the completion of the sale of 230,800 shares of Common Stock (Items 5, 7).

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996
**    Only in electronic filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 25, 1997           By: /s/David L. Cox
                                     -------------------------------------------
                                     David L. Cox
                                     President,  Chief Executive Officer,  and
                                     Director
                                     (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/David L. Cox                       By: /s/John J. Boczar
    -----------------------------------       ----------------------------------
    David L. Cox                              John J. Boczar
    President, Chief Executive                Treasurer (Principal Financial and
    Officer, and Director                     Accounting Officer)
    (Principal Executive Officer)

Date: March 25, 1997                      Date: March 25, 1997


By: /s/Ronald L. Ashbaugh                 By: /s/Dr. Clinton R. Coulter
    -----------------------------------       ----------------------------------
    Ronald L. Ashbaugh                        Dr. Clinton R. Coulter
    Director                                  Director

Date: March 25, 1997                      Date: March 25, 1997


By: /s/Bernadette H. Crooks               By: /s/George W. Freeman
    -----------------------------------       ----------------------------------
    Bernadette H. Crooks                      George W. Freeman
    Director                                  Director

Date: March 25, 1997                      Date: March 25, 1997


By: /s/Rodney C. Heeter                   By: /s/Robert L. Hunter
    -----------------------------------       ----------------------------------
    Rodney C. Heeter                          Robert L. Hunter
    Director                                  Director

Date: March 25, 1997                      Date: March 25, 1997


By: /s/J. Michael King                    By: /s/John B. Mason
    -----------------------------------       ----------------------------------
    J. Michael King                           John B. Mason
    Director                                  Director

Date: March 25, 1997                      Date: March 25, 1997


By: /s/Elizabeth C. Smith
    -----------------------------------
    Elizabeth C. Smith
    Director

Date: March 25, 1997