Form 10QSB
period 1997-03-31
EMCLAIRE FINANCIAL CORP
filed 1997-05-14
CIK 858800

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q.B.


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                    --------------
                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from            to
                                   ------------  ------------

Commission file Number: 333-11773
                        ---------

                            EMCLAIRE FINANCIAL CORP.
      (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                      25-1606091
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification Number)

612 Main Street
Emlenton, PA                                      16373-0046
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

As of May 5, 1997, there were 1,030,000 shares outstanding of the issuer's common stock, par value $1.25 per share.

                          Emclaire Financial Corp.
                  INDEX TO QUARTERLY REPORT OF FORM 10-Q.B.



Part I  Financial Information                                           Page
                                                                        ----
        Item 1.  Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheet, March 31, 1997 and
                 December 31, 1996                                        3

                 Consolidated Statement of Income
                 Three months ended March 31, 1997 and 1996               4

                 Consolidated Statement of Changes in
                 Stockholders' Equity                                     5

                 Consolidated Statement of Cash Flows
                 Three months ended March 31, 1997 and 1996               6

                 Notes to Consolidated Financial Statements               7


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8-11


Part II Other Information

        Item 1.  Legal Proceedings                                       12

        Item 2.  Changes in Securities                                   12

        Item 3.  Defaults Upon Senior Securities                         12

        Item 4.  Submission of Matters to a Vote of Securities Holders   12

        Signatures                                                       13

                                 EMCLAIRE FINANCIAL CORP.
                                CONSOLIDATED BALANCE SHEET
                   (Unaudited - dollars in thousands, except share data)

                                                            March 31,    December 31,
                                                              1997           1996
                                                          ------------   ------------
ASSETS
 Cash and due from banks                                  $      4,667   $      4,742
 Federal funds sold                                                400          3,500
 Investment securities:
  Available for sale                                            33,793         36,208
  Held to maturity (estimated market value
   of $8,798 and $10,247)                                        8,902         10,275
 Loans                                                          73,924         68,428
 Less allowance for loan losses                                    768            733
                                                          ------------   ------------
  Net loans                                                     73,156         67,695
 Premises and equipment                                          2,260          2,308
 Accrued interest and other assets                               3,480          3,275
                                                          ------------   ------------

   TOTAL ASSETS                                           $    126,658   $    128,003
                                                          ============   ============

LIABILITIES
 Deposits
  Non-interest bearing demand                             $     17,909   $    17,650
  Interest bearing demand                                       15,684        15,784
  Savings                                                       14,276        14,168
  Money market                                                  18,300        19,059
  Time                                                          47,290        48,064
                                                          ------------   ------------
   Total deposits                                              113,459       114,725
 Obligation under capital lease                                     94           104
 Accrued interest and other liabilities                            646           542
                                                          ------------   ------------
   TOTAL LIABILITIES                                           114,199       115,371
                                                          ============   ============

STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00, 3,000,000 shares
  authorized; none issued                                            -              -
 Common stock, par value $1.25 per share;
  12,000,000 shares authorized, 1,030,000 shares issued          1,288          1,288
 Additional paid in capital                                      3,622          3,622
 Retained earnings                                               7,714          7,598
 Net unrealized gain (loss) on securities                         (165)           124
                                                          ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                                   12,459         12,632
                                                          ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    126,658   $    128,003
                                                          ============   ============

See accompanying notes to the consolidated financial statements.

                                 EMCLAIRE FINANCIAL CORP.
                             CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited - dollars in thousands, except per share data)

                                                          Three Months Ended March 31,
                                                              1997            1996
                                                          ------------   ------------
INTEREST INCOME
 Loans, including fees                                    $      1,546   $      1,478
 Interest bearing deposits in other banks                            -              1
 Federal funds sold                                                 18             39
 Investment securities:
  Taxable                                                          620            318
  Exempt from federal income tax                                    50             35
                                                          ------------   ------------
   Total interest income                                         2,234          1,871
                                                          ------------   ------------

INTEREST EXPENSE
 Deposits                                                          898            761
 Short-term borrowings                                               3              -
 Lease obligation                                                    2              2
                                                          ------------   ------------
   Total interest expense                                          903            763
                                                          ------------   ------------

NET INTEREST INCOME                                              1,331          1,108

Provision for loan losses                                           45             36
                                                          ------------   ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                       1,286          1,072
                                                          ------------   ------------

OTHER OPERATING INCOME
 Service fees on deposit accounts                                   84             75
 Other                                                              23             20
                                                          ------------   ------------
   Total other operating income                                    107             95
                                                          ------------   ------------

OTHER OPERATING EXPENSE
 Salaries and employee benefits                                    556            376
 Occupancy, furniture and equipment                                173            108
 Other                                                             340            241
                                                          ------------   ------------
   Total other operating expense                                 1,069            725
                                                          ------------   ------------

Income before income taxes                                         324            442
Income taxes                                                        95            139
                                                          ------------   ------------

NET INCOME                                                $        229   $        303
                                                          ============   ============

EARNINGS PER SHARE                                        $        .22   $        .38

DIVIDEND PER SHARE                                                 .11            .10

AVERAGE SHARES OUTSTANDING                                   1,030,000        799,200

See accompanying notes to the consolidated financial statements.

                                 EMCLAIRE FINANCIAL CORP.
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                Net
                                                 Additional                Unrealized
                                      Common      Paid in      Retained    Gain (Loss)
                                      Stock       Capital      Earnings  on Securities     Total
                                    ----------   ----------   ----------   ----------   ----------
Balance December 31, 1996           $    1,288   $    3,622   $    7,598   $      124   $   12,632

Net income                                                           229                       229
Dividends declared
 ($.11 per share)                                                   (113)                     (113)
Net unrealized loss on securities                                                (289)        (289)
                                    ----------   ----------   ----------   ----------   ----------

Balance March 31, 1997              $    1,288   $    3,622   $    7,714   $     (165)  $   12,459
                                    ==========   ==========   ==========   ==========   ==========
























See accompanying notes to the consolidated financial statements.

                                 EMCLAIRE FINANCIAL CORP.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - dollars in thousands)

                                                          Three Months Ended March 31,
                                                              1997           1996
                                                          ------------   ------------

OPERATING ACTIVITIES
 Net income                                               $        229   $        303
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                   149             70
   Net amortization of investment security
    discounts and premiums                                          58             61
   Provision for loan losses                                        45             36
   Increase in accrued interest receivable                         (10)          (175)
   Increase (decrease) in accrued interest payable                (320)             6
   Other, net                                                      300            (95)
                                                          ------------   ------------
    Net cash provided by operating activities                      451            206
                                                          ------------   ------------

INVESTING ACTIVITIES
 Proceeds from maturities and repayments of
  investment securities:
   Available for sale                                            1,000              -
   Held to maturity                                              1,353          1,217
 Proceeds from sales of investment securities:
   Available for sale                                            1,990             14
 Purchases of investment securities:
   Available for sale                                           (1,051)             -
   Held to maturity                                                  -         (3,136)
 Net loan (originations) repayments                             (5,509)           977
 Purchases of premises and equipment                               (20)           (52)
                                                          ------------   ------------
    Net cash used for investing activities                      (2,237)          (980)
                                                          ------------   ------------

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                            (1,266)           865
 Payments for obligation under capital lease                       (10)            (9)
 Cash dividends paid                                              (113)           (80)
                                                          ------------   ------------
    Net cash provided by financing activities                   (1,389)           776
                                                          ------------   ------------

    Increase in cash and cash equivalents                       (3,175)             2

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   8,242          5,675
                                                          ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $      5,067   $      5,677
                                                          ============   ============



See accompanying notes to the consolidated financial statements.

                           EMCLAIRE FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accounting and financial reporting polices of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or for any other periods.


2. LOANS

Major classifications of loans are summarized as follows:

                                                March 31,    December 31,
                                                  1997           1996
                                              ------------   ------------

Commercial and industrial                     $     11,174   $     10,390
Real estate mortgages
 Residential                                        37,068         34,251
 Multi-family and other                             12,559         11,400
Consumer                                            13,123         12,387
                                              ------------   ------------
                                                    73,924         68,428
Less allowance for loan losses                         768            733
                                              ------------   ------------

                                              $     73,156   $     67,695
                                              ============   ============

The Bank's primary business activity is with customers located within Venango, Clarion, and Butler Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at March 31, 1997 and December 31, 1996, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 and 1996
------------------------------------------------------------

Net Income - Net income for the three months ended March 31, 1997 totaled $229,000 or $.22 per share, a $74,000 or 24.4% decrease from the $303,000 or
$.38 per share recorded during the same period in 1996. The decrease in net income is primarily attributed to increases in other operating expenses related to the opening of the two de novo branch offices in May and August of 1996, and the purchase of the third office in September 1996. The additional overhead costs associated with these offices exceeded the increase in net interest income and other income which increased 20.1% and 12.6%, respectively, during the first quarter of 1997 as compared to the same period in 1996. Earnings on a per share basis were also impacted by the issuance of 230,800 shares of common stock during the fourth quarter of 1996. This stock sale increased the average number of shares outstanding to 1,030,000 during the first quarter of 1997, as compared to 799,200 for the same period in 1996.

Interest Income - Interest income for the three months ended March 31, 1997 increased approximately $363,000 or 19.4% from the same period in 1996, due to the increase in investable funds, principally loans and investment securities. Average loans outstanding for the first quarter of 1997 were $70.9 million, an increase of $7.1 million or 11.0% from the same period in 1996. The increase in loan volume is principally due to the increase in customer demand, the expansion of the lending area in 1996, and several other factors previously
discussed.   The yield on the loan portfolio for the  first three months of
1997 decreased to 8.8% from 9.3% in 1996, due to lower interest rates realized on the loan portfolio on loans made during the last three quarters of 1996 and the first quarter of 1997. With the recent increase of .25% in the prime interest rate, approximately $12 million in current loans were repriced for the second quarter of 1997.

Average investment securities for the first quarter of 1997 were $45.8 million resulting in a nontax-effected yield of 5.9% for the quarter, compared to $26.2 million and 5.4% during the same period in 1996. During the second and third quarters of 1996, management increased the volume of the investment portfolio in response to the increase in deposits from the new branch offices, as well as the anticipated receipt of funds from the branch office purchase which was consummated in September 1996. It is anticipated that maturities, repayments, and to a certain degree sales of these investments will be used, in conjunction with other liquidity sources, to fund future loan growth.

Interest expense - Interest expense increased $140,000 or 18.4% during the first quarter of 1997, as compared to the same period in 1996, due to the increase in total deposits resulting from the branch expansion in 1996. While the average volume of interest bearing liabilities increased 23.1% during the comparative periods, the overall rate paid on these liabilities decreased from 4.1% to 3.8%. This lower cost of funds is related to the generally lower rate environment of the last three quarters of 1996 and the first quarter of 1997. During April 1997, interest rates offered on a number of certificates of deposit were increased in response to higher rates offered by competing financial institutions. This increase in interest rates on time deposits will not have an immediate significant effect on the overall cost of funds.

Net Interest Income - As a result of the increase in the volume of earning assets which more than offset the increase in interest expense, net interest income rose $223,000 or 20.1% for the quarter ended March 31, 1997, as compared to the same period in 1996.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the first three months of 1997, the provision for loan losses for the first quarter of 1997 totaled $45,000, a 25.0% increase from that provided during the same period in 1996.

Other operating income - Other operating income increased $12,000 or 12.6% for the first three months of 1997, due principally to the increase in the number of deposit accounts. In addition, certain fees for services provided were recently reviewed and increased in order to offset the rising cost of providing these services. Effective April 1, 1997, fees for transacting wire transfers and for processing returned checks were adjusted. In addition, management has begun the process necessary to initiate a surcharge for non Farmers customers who use an ATM sponsored by Farmers National Bank. This charge was initiated in response to surcharges imposed by other area financial institutions, and is expected to take effect during the second quarter of 1997.

Other Operating Expense - While net interest income increased, due to the growth experienced during 1996, the increase in other operating expenses more than offset the increase in net interest income. During the first quarter of 1997, total other operating expenses increased $344,000 or 47.5% to $1.1 million from the same period in 1996. The rise in other operating expenses is directly attributable to the expansion undertaken in 1996 during which three branch offices were either opened or purchased, the number of full time equivalent employees increased from 52 to 74, and a capital investment of approximately $650,000 was made in a wide area computer network. Management believes the impact of these costs will, over time, be mitigated as the new branch offices grow and develop and the earning assets mix is improved through further loan growth. Until that time, the additional overhead will adversely impact earnings.

To further limit the impact of ongoing other operating expenses, management has commenced a review of a number of overhead related costs. As part of this process, management is in the process of converting employee health care from an insurance based benefit to a point of service program. Based on past costs, this change will result in savings of approximately $18,000 annually, while resulting in no reduction in the level of benefit afforded each employee. In addition, building and contents insurance, and workers compensation insurance were subject to review resulting in a combined savings of $9,000 annually. These changes take effect during the second quarter of 1997.

Management has begun an assessment of the current data processing operation, including the space occupied by the data processing and bookkeeping departments located at the Emlenton office. The branch expansion in 1996 consumed a sizable portion of the available data processing capacity. In assessing future data processing needs, management is considering the possibility of building a separate facility to house the data processing and bookkeeping operations. A lot located in Emlenton and currently used for employee parking is being considered as the site of this possible data processing center. In April 1997, a purchase agreement was signed to acquire a residence adjoining this lot. It is anticipated the residence will be razed and the lot incorporated with the lot being considered for the data processing center. Should this facility be constructed, it is expected future occupancy and equipment costs would increase for such items as depreciation, insurance, maintenance and utilities. However, at this time a detailed estimate of these costs has not been developed.

Income Taxes - The provision for income taxes of $95,000 for the three months ended March 31, 1997, represented a 31.7% decrease from the $139,000 recorded during the same period of 1996. This decline paralleled the decrease in pre-tax income which declined $188,000 or 26.7% during the period.

Financial Condition
-------------------

At March 31, 1997, the Company reported total consolidated assets of $126.7 million, a decrease of $1.3 million or 1.1% from December 31, 1996. This decline in total assets resulted from a decline in total deposits which fell 1.1% to $113.5 million from $114.7 million at December 31, 1996.

The decrease in total deposits occurred in the time and money market components of the portfolio, and resulted from several factors, including, a cyclical decline in deposits, and maturities and withdrawals of certificates of deposit. The decrease in time deposits was principally related to a promotional certificate of deposit offered during 1996. This deposit product had an eleven month maturity, but allowed for early withdrawals without penalty. Due to the early withdrawal feature, many customers used this product for short-term investing, and withdrew the funds prior to maturity. During the first three months of 1997, approximately $913,000 of these deposits were withdrawn or redeemed at maturity.

Total loans increased $5.5 million or 8.0% to $73.9 million during the first three months of 1997. This increase is attributed to a rise in customer loan demand, particularly demand for residential mortgage loans, new or expanded lending areas resulting from the opening of the three branch offices in 1996; the use of a mortgage broker to assist in the origination of certain purchase money and construction mortgage loans, and a direct mail consumer loan solicitation. The direct mail solicitation and broker originated loans resulted in $626,000 and $1.1 million, respectively in net loan originations for the first quarter of 1997. In addition, net loan originations at the Butler and Knox offices amounted to $2.5 million during the first three months of 1997. As a result of these efforts, the loan to deposit ratio was 64.5% at March 31, 1997, as compared to 59.0% at December 31, 1996.

The investment portfolio totaled $42.7 million at March 31, 1997, a decrease of $3.8 million or 8.1% from December 31, 1996. This decrease in the investment portfolio, combined with a $3.1 million decrease in federal funds sold was used to fund the increase in the loan portfolio and the decrease in deposit accounts. During the first three months of 1997 investment maturities and repayments totaled $2.4 million and sales proceeds of approximately $2.0 million were realized.

Stockholders' equity of $12.5 million at March 31, 1997, represented a $173,000 or 1.1% decrease from December 31, 1996, due principally from a $289,000 net unrealized loss on investment securities available for sale,
which exceed the net retained income for the quarter.   At March 31, 1997, the
Bank had Tier 1 risk-based, total risk-based and leverage capital ratios of 14.2%, 15.2% and 8.8%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, particularly net income of $229,000 and depreciation and amortization of $149,000, provided cash totaling $451,000, which was used to fund investing and financing activities during the first three months of 1997.

As a result of the increase in loan demand previously discussed, financing activities used approximately $2.2 million in funds during the first quarter of 1997, as compared to $980,000 used during the same period in 1996. Net loan originations used $5.5 million and was partially funded by net investment maturities and sales which totaled approximately $3.3 million. By comparison, during the first three months of 1996, loan activity resulted in net repayments of approximately $977,000.

In addition to the funds used for investing activities, financing activities during the first three months of 1997 used approximately $1.4 million, principally to fund the net decrease in deposits previously discussed. During the same period of 1996, financing activities generated approximately $776,000 in funds due to a net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with correspondent banks. At March 31, 1997, a revolving line of credit of approximately $3.4 million was available through the Federal Home Loan Bank, along with a $3.1 million federal funds line of credit available through a correspondent bank.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At March 31, 1997, non-performing loans including those past due ninety days or more, and loans on nonaccrual status totaled approximately $972,000. Of these non-performing loans, $743,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of six commercial and commercial real estate loans to a single borrower, secured by real estate and vehicles. The borrower sought bankruptcy protection under Chapter 11, and filed a draft plan of reorganization late in the first quarter of 1997. Pending review and acceptance of the plan of reorganization, the borrower continues to operate. Management does not believe this account or any of the remaining non-performing loans pose any significant risk to the operations, liquidity or capital of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    (None)

Item 2. Changes in Securities

    (None)

Item 3. Defaults Upon Senior Securities

    (None)

Item 4. Submission of Matters to a Vote of Security Holders

    (None)

Item 5. Other Information

    (None)

Item 6. Exhibits and Reports on Form 8-K

    (None)

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
     (Registrant)


Date: May 12, 1997                  By: /s/ David L. Cox
                                        ----------------------------
                                        David L. Cox
                                        President and CEO


Date: May 12, 1997                  By: /s/ John J. Boczar
                                        ----------------------------
                                        John J. Boczar, CPA
                                        Treasurer