Form 10QSB
period 1997-06-30
EMCLAIRE FINANCIAL CORP
filed 1997-08-13
CIK 858800

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                   OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
        1934

For the transition period from            to
                               ----------    -----------

                   Commission File Number:    333-11773
                                           ---------------

                          EMCLAIRE FINANCIAL CORP.
                        ---------------------------
         (Exact name of small business issuer as specified in its charter)

      PENNSYLVANIA                                        25-1606091
--------------------------                          -----------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification Number)

                               612 Main Street
                           Emlenton, PA   16373-0046
                          ---------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (412) 867-2311
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]           No [    ]

As of August 11, 1997, there were 1,030,000 shares outstanding of the issuer's common stock, par value $1.25 per share.

                         Emclaire Financial Corp.
                 INDEX TO QUARTERLY REPORT OF FORM 10-QSB


                                                              Page
Part I   Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet, June 30, 1997 and
         December 31, 1996                                      3

         Consolidated Statement of Income
         Three and Six months ended June 30, 1997
         and 1996                                               4

         Consolidated Statement of Changes in
         Stockholders' Equity                                   5

         Consolidated Statement of Cash Flows
         Six months ended June 30, 1997 and 1996                6

         Notes to Consolidated Financial Statements           7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  9 - 14

Part II  Other Information

Item 1.  Legal Proceedings                                      15

Item 2.  Changes in Securities                                  15

Item 3.  Defaults Upon Senior Securities                        15

Item 4.  Submission of Matters to a
         Vote of Securities Holders                             15

Signatures                                                      16

                          EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEET
           (Unaudited - dollars in thousands, except share data)



                                                 June 30,      December 31,
                                                   1997            1996
                                                 --------      ------------
ASSETS

  Cash and due from banks                      $    5,387      $    4,742
  Federal funds sold                                    -           3,500
  Investment   securities:
    Available for sale                             32,031          36,208
    Held to maturity (estimated market value
      of $7,728 and $10,247)                        7,785          10,275
  Loans                                            80,313          68,428
  Less allowance for loan losses                      804             733
                                               ----------      ----------
    Net loans                                      79,509          67,695
  Premises and equipment                            2,231           2,308
  Accrued interest and other assets                 3,170           3,275
                                               ----------      ----------

      TOTAL ASSETS                             $  130,113      $  128,003
                                               ==========      ==========
LIABILITIES
  Deposits
    Non-interest bearing demand               $    19,604     $    17,650
    Interest bearing demand                        16,338          15,784
    Savings                                        14,672          14,168
    Money market                                   17,616          19,059
    Time                                           46,461          48,064
                                               ----------      ----------
      Total deposits                              114,691         114,725
  Obligation under capital lease                       84             104
  Borrowed funds                                    2,075               -
  Accrued interest and other liabilities              435             542
                                               ----------      ----------
      TOTAL LIABILITIES                           117,285         115,371
                                               ----------      ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00,
    3,000,000 shares
    authorized; none issued                             -               -
  Common stock, par value $1.25 per share;
    12,000,000 shares authorized, 1,030,000 shares
    issued                                          1,288           1,288
  Additional paid in capital                        3,622           3,622
  Retained earnings                                 7,900           7,598
  Net unrealized gain (loss) on securities             18             124
                                               ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                   12,828          12,632
                                               ----------      ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $  130,113      $  128,003
                                               ==========      ==========

[FN]
See accompanying notes to the consolidated financial statements.

                        EMCLAIRE FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF INCOME
          (Unaudited - dollars in thousands, except per share data)

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                1997           1996           1997          1996
                                            ---------------------------    -------------------------

INTEREST INCOME
  Loans, including fees                      $   1,699      $   1,407      $   3,245      $   2,885
  Interest bearing deposits in other banks           1              -              1              1
  Federal funds sold                                14             38             32             77
  Investment securities:
    Taxable                                        585            417          1,205            735
    Exempt from federal income tax                  46             33             96             68
                                             ---------      ---------      ---------      ---------
      Total interest income                      2,345          1,895          4,579          3,766
                                             ---------      ---------      ---------      ---------

INTEREST EXPENSE
  Deposits                                         890            761          1,788          1,522
  Short-term borrowings                              7             13             10             13
  Lease obligation                                   1              2              3              4
                                             ---------      ---------      ---------      ---------
      Total interest expense                       898            776          1,801          1,539
                                             ---------      ---------      ---------      ---------

NET INTEREST INCOME                              1,447          1,119          2,778          2,227

Provision for loan losses                           70             36            115             72
                                             ---------      ---------      ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     1,377           1,083          2,663          2,155
                                             ---------      ---------      ---------      ---------

OTHER OPERATING INCOME
  Service fees on deposit accounts                122              82            206            157
  Other                                            29              18             52             38
                                             ---------      ---------      ---------      ---------

      Total other operating income                 151            100            258            195
                                             ---------      ---------      ---------      ---------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                   554            512          1,110            888
  Occupancy, furniture and equipment               170            111            343            219
  Other                                            371            277            711            518
                                             ---------      ---------      ---------      ---------
         Total other operating expense           1,095            900          2,164          1,625
                                             ---------      ---------      ---------      ---------

Income before income taxes                         433            283            757            725
Income taxes                                       133             85            228            224
                                             ---------      ---------      ---------      ---------

NET INCOME                                   $     300      $     198      $     529      $     501
                                             =========      =========      =========      =========

EARNINGS PER SHARE                           $    0.29      $    0.25      $    0.51      $    0.63
DIVIDENDS PER SHARE                          $    0.11      $    0.11      $    0.22      $    0.21

AVERAGE SHARES OUTSTANDING                   1,030,000        799,200      1,030,000        799,200

[FN]
See accompanying notes to the consolidated financial statements.

                         EMCLAIRE FINANCIAL CORP.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       (Unaudited - dollars in thousands, except per share data)

                                                                                   Net
                                                  Additional                   Unrealized
                                     Common        Paid in       Retained      Gain (Loss)
                                      Stock        Capital       Earnings     on Securities     Total
                                  ----------     ----------     ----------    -------------   ----------

Balance December 31, 1996         $    1,288     $    3,622     $    7,598    $      124      $   12,632

Net income                                                             529                           529
Dividends declared
  ($.22 per share)                                                    (227)                         (227)
Net unrealized loss on securities                                                   (106)           (106)
                                  ----------     ----------     ----------    ----------      ----------

Balance June 30, 1997             $    1,288     $    3,622     $    7,900    $       18      $   12,828
                                  ==========     ==========     ==========    ==========      ==========

[FN]
See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited - dollars in thousands)

                                                   Six Months Ended June 30,
                                                       1997          1996
                                                    ---------      ---------

OPERATING ACTIVITIES
  Net income                                        $     529      $     501
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         299            137
    Net amortization of investment security
      discounts and premiums                              109            118
    Provision for loan losses                             115             72
    (Increase) decrease in accrued interest
      receivable                                           13           (253)
    Increase in accrued interest payable                    2             26
    Other, net                                           (122)          (278)
                                                    ---------      ---------
      Net cash provided by operating activities           945            323
                                                    ---------      ---------

INVESTING ACTIVITIES
  Proceeds from maturities and repayments of
    investment securities:
    Available for sale                                  3,000              -
    Held to maturity                                    2,458          3,655
  Proceeds from sales of investment securities:
    Available for sale                                  1,990             14
  Purchases of investment securities:
    Available for sale                                 (1,051)       (13,221)
    Held to maturity                                        -         (3,136)
  Net loan (originations) repayments                  (11,937)           788
  Purchases of premises and equipment                     (64)          (561)
  Proceeds from sales of premises and equipment            10              -
                                                    ---------      ---------
       Net cash used for investing activities          (5,594)       (12,461)
                                                    ---------      ---------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (34)         5,707
  Net increase in short-term borrowings                 2,075          5,000
  Payments for obligation under capital lease             (20)           (19)
  Cash dividends paid                                    (227)          (168)
                                                    ---------      ---------
      Net cash provided by financing activities         1,794         10,520
                                                    ---------      ---------

      Increase in cash and cash equivalents            (2,855)        (1,618)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          8,242          5,675
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $   5,387      $   4,057
                                                    =========      =========

[FN]
See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL
----------

The accounting and financial reporting policies of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. LOANS
--------

Major classifications of loans are summarized as follows:

                                              June 30,      December 31,
                                                1997            1996
                                            -----------     ------------

Commercial and industrial                   $    11,134     $     10,390
Real estate mortgages
  Residential                                    41,409           34,251
  Multi-family and other                         14,372           11,400
Consumer                                         13,398           12,387
                                            -----------     ------------
                                                 80,313           68,428
Less allowance for loan losses                      804              733
                                            -----------     ------------

                                            $    79,509     $     67,695
                                            ===========     ============

The Bank's primary business activity is with customers located within Venango, Clarion, Butler and Armstrong Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at June 30, 1997 and December 31, 1996, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

3. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard which is effective for years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, by requiring that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in a financial.

This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

The FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes standards for the way public

-----------------------------------------------

companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14 "Financial Reporting for Segments of a Business Enterprise," and amends FASB Statement No. 94 "Consolidation of All Majority-Owned Subsidiaries" to remove the special disclosure requirements for previously unconsolidated subsidiaries.

This Statement requires, among other things, that a public company report financial and descriptive information about its reportable operating segments. This includes a reporting of a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. A reconciliation of total segment revenues, profit or loss, segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements.

Statement No. 131 is effective for financial statements for periods beginning after December 15, 1997.

While management has not fully assessed the impact of these changes, the disclosure requirements of Statement No. 130 could result in times when comprehensive income differs significantly from net income from operations, due to such things as unrealized gains or losses on investment securities. It is believed Statement No. 131 will not have a material impact on the Company's financial position or results of operation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Comparison of the Three Months Ended June 30, 1997 and 1996
-----------------------------------------------------------

Net Income - Net income for the three months ended June 30, 1997 totaled $300,000 or $.29 per share, a $102,000 or 51.5% increase from the $198,000 or
$.25 per share recorded during the same period in 1996. The increase in net income is primarily attributed to the increase in net interest income which rose $328,000 or 29.3% for the second quarter of 1997 as compared to 1996. This increase is a direct result of the continued loan growth, as total loans increased $6.4 million to $80.3 million during the second quarter of 1997. This increase in interest income has helped to offset the additional operating costs associated with the branch offices opened or purchased during 1996. Other operating expenses totaled $1.1 million for the quarter ended June 30, 1997, a $195,000 or 21.7% increase from the same period in 1996.

Interest Income - Interest income for the three months ended June 30, 1997 increased approximately $450,000 or 23.8% from the same period in 1996, due to the increase in investable funds, principally loans and investment securities. Average loans outstanding for the second quarter of 1997 were $76.9 million, an increase of $13.9 million or 22.1% from the same period in 1996. The increase in loan volume is principally due to the increase in customer demand, and the expansion of the lending area in 1996.

Interest income on taxable investment securities for 1997 increased $168,000 or 40.3% for the comparative quarters to $470,000, due to the increase in the average volume of these securities which totaled approximately $36.9 million for the second quarter of 1997 as compared to $28.1 during the same period of 1996. During the second and third quarters of 1996, management increased the volume of the investment portfolio in response to the increase in deposits from the new branch offices, as well as the anticipated receipt of funds from the branch office purchase which was consummated in September 1996. It is anticipated that maturities, repayments, and to a certain degree sales of these investments will be used, in conjunction with other liquidity sources, to fund future loan growth.

Interest expense - Interest expense increased $122,000 or 15.7% during the first second of 1997, as compared to the same period in 1996, due to the increase in total deposits resulting from the branch expansion in 1996. While the average volume of interest bearing liabilities increased 22.1% during the comparative periods, the overall rate paid on these liabilities decreased from 4.0% to 3.8%. This lower cost of funds is related to the generally lower rate environment of the latter portion of 1996 and the first quarter of 1997. During the second quarter of 1997, interest rates offered on a number of certificates of deposit were increased in response to higher rates offered by competing financial institutions. This increase in interest rates on time deposits will not have an immediate significant effect on the overall cost of funds, but will serve to increase the overall rate paid on interest bearing funds.

Net Interest Income - As a result of the increase in the volume of earning assets which more than offset the increase in interest expense, net interest income rose $328,000 for the quarter ended June 30, 1997, as compared to the same period in 1996.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the first six months of 1997, the provision for loan losses for the second quarter of 1997 totaled $70,000, a 94.4% increase from that provided during the same period in 1996. This increase in the provision is not an indication of any deterioration in the quality of the loan portfolio, but is largely a response to the overall growth of the portfolio.

Other operating income - Other operating income increased $51,000 or 51.0% for the second three months of 1997, due principally to the increase in the number of deposit accounts. Increased fees for wire transfers, along with charges for returned checks, and an ATM surcharge on all non-Farmers' customer, implemented during the second quarter of 1997, provided approximately
$13,000 in additional revenue.

During the third quarter, the Company will introduce a MasterMoney( debit card product to its customers. This product will allow customers to make purchases with the card which will be directly deducted from their checking accounts.
In addition, the card will have the same features provided by the current ATM card. It is hoped this product will enhance the benefits and convenience of having a checking account, while providing additional fee income to the Company through fees assessed by MasterCard to merchants who process transactions initiated with the card. In addition, use of the card should also reduce the number of checks requiring processing.

Other Operating Expense - While net interest income increased, due to the expansion undertaken during 1996, the increase in other operating expenses more than offset the increase in net interest income. During the second quarter of 1997, total other operating expenses increased $195,000 or to $1.1 million from $900,000 during the same period in 1996. The rise in other operating expenses is directly attributable to the expansion undertaken in 1996 during which three branch offices were either opened or purchased, the number of full time equivalent employees increased from 52 to 75, and a capital investment of approximately $650,000 was made in a wide area computer network. Management believes the impact of these costs will, over time, be mitigated as the new branch offices grow and develop and the earning assets mix is improved through further loan growth. The increase in interest and net interest income previously discussed, is an indication of the positive impact the added branch operations have had on loan growth and the overall increase in earning assets. However, until the time that these added branch facilities are fully integrated into the overall operations of the Company, the additional overhead will adversely impact earnings.

During the second quarter of 1997, management converted the current employee health care program from an insurance based benefit to a point of service program. Based on past costs, this change will result in savings of approximately $18,000 annually, while resulting in no reduction in the level of benefit afforded each employee. In addition, building and contents insurance, and workers' compensation insurance were subject to review, during the second quarter of 1997, resulting in a combined savings of $9,000 annually.

Historically the Company has paid an annual bonus to its employees based upon the meeting certain earnings goals. However, due to the expansion in 1996 and its continuing impact, at June 30, 1997, it appears unlikely those goals will be met in 1997, and accordingly no provision for a bonus was recorded during the first six months of 1997. The board of directors has authorized management to commence a monthly accrual for a discretionary bonus. This accrual will increase other operating expenses approximately $30,000 per quarter for the final two quarters of 1997.

In July 1997, the board of directors authorized management to enter into an agreement for the construction of separate facility to house the data processing and bookkeeping operations of the Company. This facility is to be constructed on a lot currently used for employee parking. In May 1997, a residence adjoining this lot was purchased. The residence was razed in July, and was incorporated with the lot being used for the data processing center. The construction costs for this new facility are estimated to be approximately $860,000. Construction is expected to begin during the third quarter of 1997 and should take approximately seven months to complete. Once this facility is constructed and operational, it is expected future occupancy and equipment costs will increase for such items as depreciation, insurance, maintenance and utilities. In addition, management is continuing to assess the data processing operation, to determine the extent to which the current main frame data processing equipment needs to be upgraded.

Income Taxes - The provision for income taxes of $133,000 for the three months ended June 30, 1997, represented a 56.5% increase from the $85,000 recorded during the same period of 1996. This increase paralleled the increase in pre-tax earnings which rose $150,000 or 53.0% during the period.

Comparison of the Six Months Ended June 30, 1997 and 1996
---------------------------------------------------------

Net Income - Net income for the first six months of 1997 totaled $529,000 or $.51 per share an increase of $28,000 or 5.6% from the $501,000 or $.63 per share reported for the same period in 1996. Net income for the first six months of 1997, was impacted by the loan growth and increased operating costs which affected the second quarter earnings.

Interest Income - As previously discussed, the increases in loans and investment securities resulted in an increase in interest income of $813,000 or 21.6% during the six months ended June 30, 1997 as compared to 1996.

Interest expense - The increase in interest-bearing liabilities resulted in a $262,000 or 17.0% increase in interest expense during the first six months of 1997 as compared to the same period in 1996.

Net Interest Income - As a result of the significant loan growth experienced during the first six months of 1997, net interest income increased $551,000 or 24.7%.

Provision for Loan Losses - The provision for loan losses during the first six months of 1997 totaled $115,000 an increase of 59.7% over that recorded during the same period in 1996. As discussed this increase in the provision mirrors the growth in the loan portfolio.

Other operating income - Other operating income increased $63,000 or 32.3% in the six months ended 1997 as compared to 1996. The largest portion of this growth occurred during the second quarter of 1997, due to increases in the number of deposit accounts and the restructuring and implementation of several fees and charges, previously discussed.

Other Operating Expense - Other operating expense increased $539,000 or 33.2% for the comparative six month periods. The year-to-date increase exceeded the increase experienced for the most recent three months ended as the second quarter of 1996, began to reflect the additional costs associated with opening the new branch offices, including certain non-recurring costs associated with regulatory filings and professional fees. The gap in operating expenses should narrow further during the third quarter as the costs associated with the third quarter 1996 branch office opening and acquisition reflected.

Income Taxes - The provision for income taxes of $228,000 for the six months ended June 30, 1997, approximates the $224,000 recorded during the same period of 1996. This resulted in an effective tax rate of 30.1% for the first six months of 1997 and approximates the 30.1% rate obtained during the same period in 1996.

Financial Condition
-------------------

At June 30, 1997, the Company reported total consolidated assets of $130.1 million, an increase of $2.1 million or 1.6% from December 31, 1996. This increase in total assets was funded by a short-term borrowing, as total deposits remained unchanged from $114.7 million reported at December 31, 1996.

While total deposits remained unchanged from December 31, 1996, at June 30, 1997, the mix of the deposit portfolio changed as decreases occurred in the time and money market components of the portfolio, which resulted from several factors, including, a cyclical decline in deposits, and maturities and withdrawals of certificates of deposit, combined with a transfer of funds into mutual funds and brokerage money market accounts as customers sought higher returns. Money market and time deposits have decreased 7.6% and 3.3% during the first six months of 1997. The decrease in time deposits was principally related to a promotional certificate of deposit offered during 1996. This deposit product had an eleven month maturity, but allowed for early withdrawals without penalty. Due to the early withdrawal feature, many customers used this product for short-term investing, and withdrew the funds prior to maturity.

The reduction in time and money market accounts was offset by increases in both noninterest-bearing and interest-bearing demand accounts which increased 9.5% and 5.3% respectively since December 31, 1996. The increase in these accounts can be attributed to the no fee checking accounts offered to both consumer and commercial customers.

Total loans increased $11.9 million or 17.4% to $80.3 million during the first six months of 1997. This increase is attributed to a rise in customer loan demand, particularly demand for residential mortgage loans; new or expanded lending areas resulting from the opening of the three branch offices in 1996; the use of a mortgage broker to assist in the origination of certain purchase money and construction mortgage loans; and a direct mail consumer loan solicitation. The direct mail solicitation and broker originated loans resulted in $926,000 and $ 1.9 million, respectively in net loan originations for the first six months of 1997. In addition, net loan originations at the Butler and Knox offices amounted to $5.3 million during the first six months of 1997. As a result of these efforts, the net loan to deposit ratio was 69.3% at June 30, 1997, as compared to 59.0% at December 31, 1996. While the loan growth experienced during the first six months of 1997, has been significant, it is not reasonable to expect the rate of growth to continue indefinitely. Indications are that while the growth of loan portfolio will continue, it is not expected to continue to grow at the same pace experience during the first six months of 1997. Furthermore, there are various other events outside of the control of the Company which could negatively impact lending activities such as changes in market rates of interest, local and national economic conditions and competition from local lending entities.

The investment portfolio totaled $39.8 million at June 30, 1997, a decrease of $6.7 million or 14.3% from December 31, 1996. This decrease in the investment portfolio, combined with a $3.5 million decrease in federal funds sold was used to fund the increase in the loan portfolio. During the first six months of 1997 investment maturities and repayments totaled $5.5 million, and sales proceeds of approximately $2.0 million were realized.

Stockholders' equity of $12.8 million at March 31, 1997, represented a $196,000 or 1.6% increase from December 31, 1996, due principally to net retained income of $302,000 which more than offset a $106,000 net unrealized
loss on investment securities available for sale.   At June 30, 1997, the Bank
had Tier 1 risk-based, total risk-based and leverage capital ratios of 13.9%, 14.9% and 8.8%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, provided cash totaling $945,000, which was used to fund investing and financing activities during the first six months of 1997. The principal sources of these funds were net income of $529,000 and depreciation and amortization of $299,000.

As a result of the increase in loan demand previously discussed, financing activities used approximately $5.6 million in funds during the first six months of 1997. During this period, net loan originations used $11.9 million and was partially funded by net investment maturities and sales which totaled approximately $6.4 million. By comparison, during the first six months of 1996, investing activities used $12.5 million, of which $12.7 million was used to fund the net growth in the investment portfolio, while loan activity resulted in net repayments of approximately $788,000.

In addition to the funds used for investing activities, financing activities during the first six months of 1997 provided approximately $1.8 million, of which $2.1 million was obtained from short-term borrowings from the Federal Home Loan Bank. During the same period in 1996, financing activities generated approximately $10.5 million in funds due to a $5.7 million net increase in deposits and a $5 million short-term borrowing.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with correspondent banks. At June 30, 1997, a revolving line of credit of approximately $3.4 million was available through the Federal Home Loan Bank, along with a $3.1 million federal funds line of credit available through a correspondent bank.

In July, the Company borrowed $2.0 million from the Federal Home Loan Bank. This credit facility has a stated maturity of five years, but contains a put feature allowing the Company to prepay the debt without penalty should the benchmark interest rate increase to certain predefined levels.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At June 30, 1997, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $1,028,000. Of these non-performing loans, $743,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of six commercial and commercial real estate loans to a single borrower, secured by real estate and vehicles. The borrower sought bankruptcy protection under Chapter 11, and filed a draft plan of reorganization late in the first quarter of 1997. Pending review and acceptance of the plan of reorganization, the borrower continues to operate. In July 1997, an affiliated entity of the borrower entered into an agreement to sell a parcel of real estate which is held as collateral against one of the borrower's nonaccrual accounts. Should this sale be consummated, the net proceeds to the Bank could approximate $380,000. Management does not believe this account or any of the remaining non-performing loans pose any significant risk to the operations, liquidity or capital of the Company.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

        (None)

Item 2. Changes in Securities

        (None)

Item 3. Defaults Upon Senior Securities

        (None)

Item 4. Submission of Matters to a Vote of Security Holders

a) The annual meeting of stockholders was held May 21, 1997. Of 1,030,000 shares eligible to vote, 882,198 or 85.65% were voted in person or by proxy.

b) The following Class C directors were elected for a three year term expiring in 2000:

                        Shares        Shares        Shares
      Name             in Favor      Withheld     Abstaining
------------------     --------      --------     ----------


Ronald L. Ashbaugh      875,933        6,165          100
George W. Freeman       875,213        6,885          100
Brain C. McCarrier      868,748       13,350          100
Elizabeth C. Smith      873,983        8,115          100

In addition to the above listed individuals, the following persons continue to serve as directors:

David L. Cox                 Bernadette H. Crooks
Rodney C. Heeter             Robert L. Hunter
J. Michael King              John B. Mason

c) The recommendation by the Board of Directors to ratify the appointment of
S. R. Snodgrass, A.C., as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 874,582 shares in favor, 7,185 shares against and 431 shares abstaining

Item 5. Other Information

        (None)

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 27 - Financial Data Schedule (in electronic filing only)
b) Reprots of Form 8-K
        (None)

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
    (Registrant)


Date:  August 12, 1997              By: /s/ David L. Cox
                                        ----------------
                                        David L. Cox
                                        President and CEO


Date:  August 12, 1997              By: /s/ John J. Boczar
                                        ------------------
                                        John J. Boczar, CPA
                                        Treasurer