Form 10QSB
period 1997-09-30
EMCLAIRE FINANCIAL CORP
filed 1997-11-13
CIK 858800

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

      OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

For the transition period from               to
                              ---------------  ---------------

                      Commission file Number: 333-11773
                                              ---------

                           EMCLAIRE FINANCIAL CORP.
     (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                                        25-1606091
------------                                                        ----------
( State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                         Identification Number)

612 Main Street
Emlenton, PA                                                        16373-0046
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

As of November 10, 1997, there were 1,030,000 shares outstanding of the issuer's common stock, par value $1.25 per share.

                          Emclaire Financial Corp.
                  INDEX TO QUARTERLY REPORT OF FORM 10-QSB



Part I   Financial Information                                         Page
                                                                       ----

         Item 1. Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheet, September 30, 1997 and
                 December 31, 1996                                       3

                 Consolidated Statement of Income
                 Three and Nine months ended September 30, 1997
                 and 1996                                                4

                 Consolidated Statement of Changes in
                 Stockholders' Equity                                    5

                 Consolidated Statement of Cash Flows
                 Nine months ended September 30, 1997 and 1996           6

                 Notes to Consolidated Financial Statements             7-8


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    9-15


Part II  Other Information

         Item 1. Legal Proceedings                                      16

         Item 2. Changes in Securities                                  16

         Item 3. Defaults Upon Senior Securities                        16

         Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                16

         Signatures                                                     17

                          EMCLAIRE FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEET
           (Unaudited - dollars in thousands, except share data)


                                                  September 30,   December 31,
                                                      1997           1996
                                                   ----------     ----------
ASSETS
  Cash and due from banks                          $    4,143     $    4,742
  Federal funds sold                                    1,350          3,500
  Investment securities:
    Available for sale                                 31,685         36,208
    Held to maturity (estimated market value
     of $6,507 and $10,247)                             6,519         10,275
  Loans                                                83,124         68,428
  Less allowance for loan losses                          833            733
                                                   ----------     ----------
    Net loans                                          82,291         67,695
  Premises and equipment                                2,248          2,308
  Accrued interest and other assets                     3,085          3,275
                                                   ----------     ----------

      TOTAL ASSETS                                 $  131,321     $  128,003
                                                   ==========     ==========

LIABILITIES
  Deposits
    Non-interest bearing demand                    $   20,679     $   17,650
    Interest bearing demand                            15,849         15,784
    Savings                                            14,328         14,168
    Money market                                       17,397         19,059
    Time                                               47,270         48,064
                                                   ----------     ----------
      Total deposits                                  115,523        114,725
  Obligation under capital lease                           74            104
  Borrowed funds                                        2,000              -
  Accrued interest and other liabilities                  514            542
                                                   ----------     ----------
      TOTAL LIABILITIES                               118,111        115,371
                                                   ----------     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00, 3,000,000 shares
   authorized; none issued                                  -              -
  Common stock, par value $1.25 per share;
   12,000,000 shares authorized, 1,030,000
   shares issued                                        1,288          1,288
  Additional paid in capital                            3,622          3,622
  Retained earnings                                     8,127          7,598
  Net unrealized gain on securities                       173            124
                                                   ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY                       13,210         12,632
                                                   ----------     ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  131,321     $  128,003
                                                   ==========     ==========

See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF INCOME
       (Unaudited - dollars in thousands, except per share data)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                    1997         1996         1997         1996
                                                 ----------   ----------   ----------   ----------
INTEREST INCOME
  Loans, including fees                          $    1,836   $    1,450   $    5,081   $    4,335
  Interest bearing deposits in other banks                -            1            1            2
  Federal funds sold                                     33           66           65          143
  Investment securities:
    Taxable                                             538          521        1,743        1,256
    Exempt from federal income tax                       44           32          140          100
                                                 ----------   ----------   ----------   ----------
      Total interest income                           2,451        2,070        7,030        5,836
                                                 ----------   ----------   ----------   ----------

INTEREST EXPENSE
  Deposits                                              920          809        2,708        2,331
  Borrowed funds                                         29           50           39           63
  Lease obligation                                        1            2            4            6
                                                 ----------   ----------   ----------   ----------
      Total interest expense                            950          861        2,751        2,400
                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME                                   1,501        1,209        4,279        3,436

Provision for loan losses                                50           24          165           96
                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            1,451        1,185        4,114        3,340
                                                 ----------   ----------   ----------   ----------

OTHER OPERATING INCOME
  Service fees on deposit accounts                      131           94          337          251
  Other                                                  32           18           84           56
                                                 ----------   ----------   ----------   ----------
      Total other operating income                      163          112          421          307
                                                 ----------   ----------   ----------   ----------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                        577          490        1,687        1,378
  Occupancy, furniture and equipment                    165          134          508          353
  Other                                                 361          314        1,072          832
                                                 ----------   ----------   ----------   ----------
      Total other operating expense                   1,103          938        3,267        2,563
                                                 ----------   ----------   ----------   ----------

Income before income taxes                              511          359        1,268        1,084
Income taxes                                            160          112          388          336
                                                 ----------   ----------   ----------   ----------

NET INCOME                                       $      351   $      247   $      880   $      748
                                                 ==========   ==========   ==========   ==========

EARNINGS PER SHARE                               $     0.34   $     0.31   $     0.85   $     0.94
DIVIDENDS PER SHARE                              $     0.12   $     0.11   $     0.34   $     0.32

AVERAGE SHARES OUTSTANDING                        1,030,000      799,200    1,030,000      799,200

See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                             Net
                                                Additional               Unrealized
                                     Common      Paid in      Retained      Gain
                                     Stock       Capital      Earnings  on Securities     Total
                                    --------     --------     --------     --------     --------

Balance December 31, 1996           $  1,288     $  3,622     $  7,598     $    124     $ 12,632

Net income                                                         880                       880
Dividends declared
 ($.34 per share)                                                 (351)                     (351)
Net unrealized gain on securities                                                49           49
                                    --------     --------     --------     --------     --------

Balance September 30, 1997          $  1,288     $  3,622     $  8,127     $    173     $ 13,210
                                    ========     ========     ========     ========     ========















See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited - dollars in thousands)

                                               Nine Months Ended September 30,
                                                     1997           1996
                                                  ----------     ----------

OPERATING ACTIVITIES
  Net income                                      $      880     $      748
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        449            220
    Net amortization of investment security
     discounts and premiums                              158            164
    Provision for loan losses                            165             96
    (Increase) decrease in accrued
     interest receivable                                  60           (415)
    Increase (decrease) in accrued interest
     payable                                              (2)            58
    Other, net                                          (156)          (329)
                                                  ----------     ----------
      Net cash provided by operating activities        1,554            542
                                                  ----------     ----------

INVESTING ACTIVITIES
  Proceeds from maturities and repayments of
   investment securities:
    Available for sale                                 4,000              -
    Held to maturity                                   3,707          6,631
  Proceeds from sales of investment securities:
    Available for sale                                 1,990             14
  Purchases of investment securities:
    Available for sale                                (1,503)       (19,055)
    Held to maturity                                       -         (3,136)
  Net loan originations                              (14,774)          (927)
  Purchases of premises and equipment                   (150)          (955)
  Net proceeds from branch acquisition                     -         12,683
  Other                                                   10             46
                                                  ----------     ----------
      Net cash used for investing activities          (6,720)        (4,699)
                                                  ----------     ----------

FINANCING ACTIVITIES
  Net increase in deposits                               798         10,504
  Proceeds from borrowed funds                         2,000              -
  Payments for obligation under capital lease            (30)           (29)
  Cash dividends paid                                   (351)          (256)
                                                  ----------     ----------
      Net cash provided by financing activities        2,417         10,219
                                                  ----------     ----------

      Increase (decrease) in cash and
       cash equivalents                               (2,749)         6,062

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       8,242          5,675
                                                  ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    5,493     $   11,737
                                                  ==========     ==========

See accompanying notes to the consolidated financial statements.

                          EMCLAIRE FINANCIAL CORP.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accounting and financial reporting policies of Emclaire Financial Corp., and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. LOANS

Major classifications of loans are summarized as follows:

                                                  September 30,   December 31,
                                                      1997           1996
                                                   ----------     ----------

Commercial and industrial                          $   10,512     $   10,390
Real estate mortgages
 Residential                                           43,821         34,251
 Multi-family and other                                14,984         11,400
Consumer                                               13,807         12,387
                                                   ----------     ----------
                                                       83,124         68,428
Less allowance for loan losses                            833            733
                                                   ----------     ----------

                                                   $   82,291     $   67,695
                                                   ==========     ==========

The Bank's primary business activity is with customers located within Venango, Clarion, Butler and Armstrong Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at September 30, 1997 and December 31, 1996, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard which is effective for years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, by requiring that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

The FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14 "Financial Reporting for Segments of a Business Enterprise", and amends FASB Statement No. 94 "Consolidation of All Majority-Owned Subsidiaries" to remove the special disclosure requirements for previously unconsolidated subsidiaries.

This Statement, which is effective for fiscal years beginning after December 15, 1997, requires among other things, that a public company report financial and descriptive information about its reportable operating segments. This includes a reporting of a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. A reconciliation of total segment revenues, profit or loss, segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of the Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------

Net Income - Net income for the three months ended September 30, 1997 totaled $351,000 or $.34 per share, a $104,000 or 42.1% increase from the $247,000 or $.31 per share recorded during the same period in 1996. The increase in net income is primarily attributed to the increase in net interest income which rose $292,000 or 24.2% for the third quarter of 1997 as compared to 1996. This increase is a direct result of the continued loan growth, as total loans increased $2.8 million to $83.1 million during the third quarter of 1997. This increase in interest income has helped to offset the additional operating costs associated with the branch offices opened or purchased during 1996. Other operating expenses totaled $1.1 million for the quarter ended September 30, 1997, a $165,000 or 17.6% increase from the same period in 1996.

Interest Income - Interest income for the three months ended September 30, 1997 increased approximately $381,000 or 18.4% from the same period in 1996, due to the increase in investable funds, principally loans and investment securities. Average loans outstanding for the third quarter of 1997 were $81.7 million, an increase of $17.8 million or 27.9% from the same period in 1996. The increase in loan volume is principally due to the increase in customer demand, and the expansion of the lending area in 1996.

Interest income on taxable investment securities increased slightly for the third quarter of 1997. The increase of $17,000 or 3.3% for the comparative quarters to $538,000, is less than that reported in the first and second quarters of 1997, because during the second and third quarters of 1996, management increased the volume of the investment portfolio in response to the increase in deposits from the new branch offices, as well as, the anticipated receipt of funds from the branch office purchased in September 1996. As a result, the difference in the average volume of the taxable investment portfolio during the third quarter of 1997 totaling $34.6 million, as compared to an average balance $33.2 million during the same period in 1996, approximates the increase in income in the comparative quarters. It is anticipated that maturities, repayments, and to a certain degree sales of these investments will be used, in conjunction with other liquidity sources, to fund future loan growth, if any.

Interest expense - Interest expense increased $89,000 or 10.3% during the first third of 1997, as compared to the same period in 1996, due to the increase in total deposits resulting from the branch expansion in 1996, combined with a Federal Home Loan Bank (FHLB) advance obtained in the third quarter of 1997. While the average volume of interest bearing liabilities increased 13.0% to $98.4 during the comparative periods, the overall rate paid on these liabilities decreased from 3.9% to 3.8%. This lower cost of funds is related to the generally lower rate environment of the latter portion of 1996 and the first quarter of 1997. Starting with the second quarter of 1997, interest rates offered on a number of certificates of deposit were increased in response to higher rates offered by competing financial institutions. This increase in interest rates on time deposits will not have an immediate significant effect on the overall average cost of funds, but will serve to increase the overall rate paid on interest bearing funds.

Net Interest Income - The increase in interest income resulting from the increase in the volume of earning assets, which more than offset the increase in interest expense, caused net interest income to rise $292,000 for the quarter ended September 30, 1997, as compared to the same period in 1996.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the first nine months of 1997, the provision for loan losses for the third quarter of 1997 totaled $50,000, a 108.3% increase from that provided during the same period in 1996. This increase in the provision is not an indication of any deterioration in the quality of the loan portfolio, but is largely a response to the overall growth of the portfolio.

Other operating income - Other operating income increased $51,000 or 45.5% for the third quarter of 1997, due principally to the increase in the number of deposit accounts. Increased fees for wire transfers, along with charges for returned checks, and an ATM convenience charge on all non-Farmers' customers, implemented during the second quarter of 1997, along with fees generated from customer debit card usage, provided approximately $22,000 in additional revenue.

The Company introduced a MasterMoney( debit card product to its customers, during the third quarter of 1997. This product allows customers to make purchases with the card which are directly deducted from their checking accounts. In addition, the card has the same features provided by the current ATM card. It is believed this product will enhance the benefits and convenience of having a Farmers National Bank checking account, while providing additional fee income to the Company through fees assessed by MasterCard to merchants who process transactions initiated with the card. In addition, use of the card should also reduce the number of checks requiring processing. However, it is not possible, at this time, to predict the overall customer acceptance of such new product technology.

Other Operating Expense - During the third quarter of 1997, total other operating expenses increased $165,000 or 17.6% to $1.1 million, from $938,000 during the same period in 1996. The rise in other operating expenses is directly attributable to the expansion undertaken in 1996 during which three branch offices were either opened or purchased, the number of full time equivalent employees increased from 52 to 75, and a capital investment of approximately $650,000 was made in a wide area computer network. The increase in interest and net interest income previously discussed, more than offset the increase in other operating expenses during the third quarter of 1997. However, the degree to which the return on these earning assets serves to offset the related operating costs is not to the level historically experienced by the Company. So while the increase in the volume and mix of earning assets has improved since 1996, until the time that these added branch facilities are fully integrated into the overall operations of the Company, the additional overhead will continue to adversely impact earnings.

Historically the Company has paid an annual profit sharing bonus to its employees based upon the meeting certain earnings goals. However, due to the expansion in 1996 and its continuing impact, at September 30, 1997, it appears unlikely those goals will be met in 1997, and accordingly no provision for a bonus was recorded during the first six months of 1997. The board of directors authorized management to commence a monthly accrual for a discretionary profit sharing bonus during the third and fourth quarters of 1997. Principally a result of this accrual, salaries and employee benefits increased $87,000 or 17.8% from the third quarter of 1996, and increased $23,000 or 4.2% from the second quarter of 1997.

In August 1997, construction began on a separate facility to house the data processing and bookkeeping operations of the Company. This facility is being constructed on a lot formerly used for employee parking. The design and construction costs for this new facility, which is expected to be completed in April 1998, are estimated to be approximately $940,000. In addition to the construction costs of this facility, furnishings and equipment necessary for its operation are estimated to cost approximately $150,000. Once this facility is constructed and operational, it is expected future occupancy and equipment costs will increase for such items as depreciation, insurance, maintenance and utilities. As part of the relocation to the data processing facility, and in conjunction with the Company's ongoing Year 2000 assessment, management is continuing to assess the current data processing operation, to determine the extent to which the current main frame data processing equipment needs to be upgraded or replaced.

Historically, date fields in computer software programs were programmed using two digit characters to represent the year. Due to this practice, these software applications, if not corrected prior to the year 2000, will interpret the year as 1900 and not 2000. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which will be significantly misstated.

To prepare for this event and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by this issue, assess their potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing this matter, testing changes provided by these vendors, and developing contingency plans for any critical systems which are not effectively reprogrammed.

The Company's material data processing functions are performed using software provide by a third party vendor. This company has advised its users that it expects to resolve any potential problems prior to the year 2000. In addition, this company will provide ongoing communication to its users to assist them in implementing tests of the vendor's software. If this company is unable to correct potential problems in time, or if tests should prove the proposed corrections to be insufficient, it is likely the Company would experience significant data processing delays, errors or failures. Such delays, errors or failures could have a significant adverse impact on the financial condition and results of operations of the company. In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist for the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. While such direct costs cannot yet be reasonably estimated, these expenditures will be charged to expense as incurred.

Income Taxes - The provision for income taxes of $160,000 for the three months ended September 30, 1997, represented a 42.9% increase from the $112,000 recorded during the same period of 1996. This increase paralleled the increase in pre-tax earnings which rose $152,000 or 42.3% during the period.

Comparison of the Nine Months Ended September 30, 1997 and 1996
---------------------------------------------------------------

Net Income - Net income for the first nine months of 1997 totaled $880,000 or $.85 per share an increase of $132,000 or 17.7% from the $748,000 or $.94 per share reported for the same period in 1996. Net income for the first nine months of 1997, was impacted by the loan growth and increased operating costs which affected the third quarter earnings, as previously discussed.

Interest Income - As previously discussed, the increases in loans and investment securities resulted in an increase in interest income of $1,194,000 or 20.5% during the nine months ended September 30, 1997 as compared to 1996.

Interest expense - The increase in interest-bearing liabilities resulted in a $351,000 or 14.6% increase in interest expense during the first nine months of 1997 as compared to the same period in 1996.

Net Interest Income - As a result of the significant loan growth experienced during the first nine months of 1997, net interest income increased $843,000 or 24.5%.

Provision for Loan Losses - The provision for loan losses during the first nine months of 1997 totaled $165,000 an increase of 71.9% over that recorded during the same period in 1996. As discussed earlier, this increase in the provision mirrors the growth in the loan portfolio and does nor reflect any deterioration in the quality of the loan portfolio.

Other operating income - Other operating income increased $114,000 or 37.1% in the nine months ended 1997 as compared to 1996. The largest portion of this growth occurred during the second and third quarters of 1997, due to increases in the number of deposit accounts and the restructuring and implementation of several fees and charges, previously discussed.

Other Operating Expense - Other operating expense increased $704,000 or 27.5% for the comparative nine month periods. The year-to-date increase exceeded the increase experienced for the most recent three months ended as the third quarter of 1996 began to reflect the additional costs associated with opening the new branch offices, including certain non-recurring costs associated with regulatory filings and professional fees. The gap in operating expenses should narrow further during the fourth quarter as the recurring costs associated with the third quarter 1996 branch office opening and acquisition are reflected.

To better manage current recurring operating costs, during the second quarter of 1997, management converted the current employee health care program from an insurance based benefit to a point of service program. Based on past costs, this change will result in savings of approximately $18,000 annually, while resulting in no reduction in the level of benefit afforded each employee. In addition, a review of building and contents insurance, and workers' compensation insurance during the second quarter of 1997, resulted in an estimated combined savings of $9,000 annually.

Income Taxes - The provision for income taxes of $388,000 for the nine months ended September 30, 1997, represents a $52,000 or 15.5% increase from that recorded during the same period of 1996. This increase parallels the increase in income before income taxes which rose 16.9%.

Financial Condition
-------------------

At September 30, 1997, the Company reported total consolidated assets of $131.3 million, an increase of $3.3 million or 2.6% from December 31, 1996. This increase in total assets was funded by an FHLB advance, as total deposits of $115.5 million remained relatively unchanged from $114.7 million reported at December 31, 1996.

While total deposits increased a slight .7% from December 31, 1996, at September 30, 1997, the mix of the deposit portfolio changed. Decreases occurred in the time and money market components of the portfolio, due to several factors, including, a cyclical decline in deposits, and maturities and withdrawals of certificates of deposit, combined with a transfer of funds into mutual funds and brokerage money market accounts as customers sought higher returns. Money market and time deposits have decreased 8.7% and 1.7% during the first nine months of 1997. The decrease in time deposits was principally related to a promotional certificate of deposit offered during 1996. This deposit product, which was discontinued in January 1997, had an eleven month maturity, but allowed for early withdrawals without penalty. Due to the early withdrawal feature, many customers used this product for short-term investing, and withdrew the funds prior to maturity. While time deposits have decreased $794,000 since December 31, 1996, during the third quarter of 1997, they increased $809,000 or 1.7% from June 30, 1997. This modest increase is due to a combination of the runoff of the promotional certificates and a moderation in the previously discussed aggressive pricing practices of other local financial institutions.

The reduction in time and money market accounts was offset by increases in noninterest-bearing demand accounts which increased 17.2% since December 31, 1996. The increase in these accounts can be attributed to the no fee checking accounts offered to both consumer and commercial customers, along with the introduction of the debit card product.

Total loans increased $14.7 million or 21.5% to $83.1 million during the first nine months of 1997. This increase is attributed to a rise in customer loan demand, particularly demand for residential mortgage loans; new or expanded lending areas resulting from the opening of the three branch offices in 1996; the use of a mortgage broker to assist in the origination of certain purchase money and construction mortgage loans; and a direct mail consumer loan solicitation. The direct mail solicitation and broker originated loans resulted in $926,000 and $ 2.5 million, respectively in net loan originations for the first nine months of 1997. In addition, net loan originations at the Butler and Knox offices amounted to $7.4 million during the first nine months of 1997. As a result of these efforts, the net loan to deposit ratio was 71.2% at September 30, 1997, as compared to 59.0% at December 31, 1996. While the loan growth experienced during the first nine months of 1997, has been significant, it is not reasonable to expect the rate of growth to continue indefinitely. As evidenced by the third quarter's increase of $2.8 million, indications are that while the growth of the loan portfolio will continue, it is not expected to continue to grow at the same pace experienced during the first nine months of 1997. Furthermore, there are various other events outside of the control of the Company which could negatively impact lending activities such as changes in market rates of interest, local and national economic conditions and competition from local lending entities.

The investment portfolio totaled $38.2 million at September 30, 1997, a decrease of $8.3 million or 17.8% from December 31, 1996. This decrease in the investment portfolio, combined with a $2.2 million decrease in federal funds sold was used to fund the increase in the loan portfolio. During the first nine months of 1997, investment maturities and repayments totaled $7.7 million, and sales proceeds of approximately $2.0 million were realized.

Stockholders' equity of $13.2 million at September 30, 1997, represented a $578,000 or 4.6% increase from December 31, 1996, due principally to net retained income of $529,000. At September 30, 1997, the Bank had Tier 1 risk-based, total risk-based and leverage capital ratios of 14.1%, 15.1% and 8.9%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, provided cash totaling $1,554,000, which was used to fund investing activities during the first nine months of 1997. The principal sources of these funds were net income of $880,000 and depreciation and amortization of $449,000.

As a result of the increase in loan demand previously discussed, financing activities used approximately $6.7 million in funds during the first nine months of 1997. During this period, net loan originations used $14.8 million and was partially funded by net investment maturities and sales which totaled approximately $8.2 million. By comparison, during the first nine months of 1996, net investing activities used $4.7 million, of which $15.5 million was used to fund the net growth in the investment portfolio, while loan activity resulted in net originations of approximately $927,000. The branch office acquisition in 1996 provided cash proceeds totaling $12.7 million.
During the fourth quarter of 1997, the Company plans a direct mail loan solicitation program. Through this program, persons will be asked to apply for a fixed rate installment loan. While a similar program offered in the first quarter of 1997, generated in excess of $900,000 in loan originations, there can be no assurance as to the level of success of any such mail solicitaion program.

Financing activities during the first nine months of 1997 provided approximately $2.4 million, of which $2.0 million was obtained from an FHLB advance. In July, the Company borrowed $2.0 million from the Federal Home Loan Bank. This credit facility has a stated maturity of five years, but contains a put feature allowing the Company to prepay the debt without penalty should the benchmark interest rate increase to certain predefined levels. During the same period in 1996, financing activities generated approximately $10.2 million in funds due to a $10.5 million net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with correspondent banks. At September 30, 1997, a revolving line of credit of approximately $3.4 million was available through the Federal Home Loan Bank, along with a $3.1 million federal funds line of credit available through a correspondent bank.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At September 30, 1997, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $990,000. Of these non-performing loans, $706,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of nine commercial and commercial real estate loans to a single borrower, secured by real estate and vehicles. The borrower sought bankruptcy protection under Chapter 11, and filed a draft plan of reorganization late in the first quarter of 1997. Pending review and acceptance of the plan of reorganization, the borrower continues to operate. In addition, to $5,000 in payments received during the third quarter of 1997, the borrower sold a parcel of real estate resulting in a $48,000 payment to the Company, which was recorded as $14,000 recognized as interest income and the remaining amount applied to principal. In addition, during the third quarter of 1997, an affiliated entity of the borrower entered into an agreement to sell a parcel of real estate which is held as collateral against one of the borrower's nonaccrual accounts. Should this sale be consummated, the net proceeds to the Company could approximate $380,000. Management does not currently believe this account or any of the remaining non-performing loans pose any significant risk to the operations, liquidity or capital of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     (None)

Item 2. Changes in Securities

     (None)

Item 3. Defaults Upon Senior Securities

     (None)

Item 4. Submission of Matters to a Vote of Security Holders

     (None)

Item 5. Other Information

     (None)

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibit 27 - Financial Data Schedule (in electronic filing only)
     (b) Reports of Form 8-K
     (None)

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
  (Registrant)


Date: November 12, 1997                    By: /s/ David L. Cox
                                               --------------------------
                                               David L. Cox
                                               President and CEO


Date: November 12, 1997                    By: /s/ John J. Boczar
                                               --------------------------
                                               John J. Boczar, CPA
                                               Treasurer