Form 10KSB40
period 1997-12-31
EMCLAIRE FINANCIAL CORP
filed 1998-03-31
CIK 858800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB405
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED For the fiscal year ended December 31, 1997,
                                                              ------------------

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF  THE   SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition  period
     from                 to                .
          ---------------    ---------------

Commission File No. 000-18464
                    ---------

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Pennsylvania                                          25-1606091
---------------------------------------------               ------------------
(State or Other Jurisdiction of Incorporation                I.R.S. Employer
or Organization)                                            Identification No.

612 Main Street, Box D, Emlenton, Pennsylvania                     16373
----------------------------------------------                    -------
(Address of Principal Executive Offices                         (Zip Code)

Issuer's Telephone Number, Including Area Code:              (724) 867-2311
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $10,119,000

         As of March 17, 1998, there were issued and outstanding 1,081,453 shares of the registrant's Common Stock.

         The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on February 11, 1998, was $15,011,592 ($18.25 per share based on 822,553 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1997. (Parts I, II, and IV)

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

The Bank was organized in 1900 as a national banking association, and operates under the supervision of the Office of the Comptroller of the Currency ("OCC"). The Bank operated from a single office until 1978 when it opened its first branch office in Eau Claire. A second branch was established in Clarion in 1985. During 1991, the Bank acquired the East Brady and Emlenton branch operations of Mellon Bank. The Emlenton office of Mellon Bank was closed and donated to the Borough of Emlenton while the deposit accounts were transferred to the existing Emlenton office. In 1996, the fifth and sixth offices were established in Bon Aire Plaza in Butler, and in a grocery store located in Knox. In September 1996, the Knox branch operation of Mellon Bank was acquired.

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

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 30.5% of the total loan portfolio at December 31, 1997. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operating funds, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans under various government guaranteed student loan programs. These loans are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection

Loans to One Borrower. National banks are subject to limits on the amount of credit which they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 1997, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $1.9 million. At December 31, 1997, the Bank's largest aggregation of loans to one borrower was approximately $744,000 of loans secured by commercial and residential rental properties. At December 31, 1997, all of these loans were performing in accordance with their terms.

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

Subsidiary Activity

The Company has one wholly-owned subsidiary, the Bank, a national association. As of December 31, 1997, the Bank had no subsidiaries.

Personnel

At December 31, 1997, the Bank had 75 full time equivalent employees. None of its employees are represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

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

The Bank competes for deposit funds by offering a variety of deposit products, quality personal service and competitive interest rates. In addition, the Bank offers a number of other services including but not limited to, safe deposit boxes, night depositories, debit cards, automated teller machines, wire transfers and direct deposit.

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital. Because the Company has less than $150 million in assets on a consolidated basis, the capital levels of the Bank are deemed by the FRB to be the capital levels of the Company. For additional information on the capital levels of the Bank, see "- Regulation - The Bank"; and "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Resources" in the Annual Report incorporated herein by reference.

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

Dividend Restrictions - Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled approximately $1.5 million at December 31, 1997. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

Beginning  January 1,  1997,  pursuant  to the  Economic  Growth  and  Paperwork
Reduction Act of 1996 (the "Act"), the Bank paid, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still 6 chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Enforcement Powers of Federal Banking Agencies - Federal Banking agencies possess broad powers to take corrective and other supervisory action deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "under capitalized" or "critically undercapitalized". At December 31, 1997, the Bank exceeded the required ratios for classification as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

At December 31, 1997, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 14 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

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
---------------------------------

         (a) Properties.

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Company pays no rent or other form of consideration for the use of this facility. The Bank has seven offices located in Venango, Clarion, and Butler counties, Pennsylvania. The Bank's total investment in office property and equipment was $4.0 million with a net book value of $2.6 million at December 31, 1997.

  Main Office                  Eau Claire Office                 Clarion Office
  -----------                  -----------------                 --------------
612 Main Street              207 South Washington Street       Sixth and Wood Streets
Emlenton, Pennsylvania       Eau Claire, Pennsylvania          Clarion, Pennsylvania
Venango County               Butler County                     Clarion County

  East Brady Office            Bon Aire Office                   Knox 338 Office           Knox Main Street Office
  -----------------            ---------------                   ---------------           -----------------------
Broad and Brady Streets      1101 North Main Street            Rt. 338 South               Main and State Streets
East Brady, Pennsylvania     Butler, Pennsylvania              Knox, Pennsylvania          Knox, Pennsylvania
Clarion County               Butler County                     Clarion County              Clarion County

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

In August 1997, the Bank began construction of a Data Processing Center on a lot previously used for employee parking. Refer to Note 7 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

In February, 1998, the Bank entered into a lease to establish its eighth branch office in the Clarion Mall. The lease has a five year term with two (2) options to renew. The office is expected to commence operations late in the first quarter of 1998.

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

No matters were submitted to stockholders for a vote during the quarter ended December 31, 1997.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

The information contained under the section captioned "Common Stock Information" in the Company's Annual Report for the fiscal year ended December 31, 1997, is incorporated herein by reference.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

                   3.1     Articles of Incorporation of Emclaire Financial Corp. *

                   3.2     Bylaws of Emclaire Financial Corp. *

                   4       Specimen Stock Certificate of Emclaire Financial Corp.



                  10       Form of Change in Control Agreement between Registrant and three (3) executive officers. **

                  11       Statement  regarding  computation  of  earnings  per  share  (see Note 1 to the Notes to
                           Consolidated Financial Statements in the Annual Report).

                  13       Annual  Report to  Stockholders  for the fiscal  year ended December 31, 1997.

                  21       Subsidiaries  of the Registrant  (see  information  contained  herein under  "Business -
                           Subsidiary Activity").

                  27       Financial Data Schedule ***

                           (b)    Reports on Form 8-K.

                  None

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996
** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1996.
***  Only in electronic filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMCLAIRE FINANCIAL CORP.

Dated:  March 18, 1998    By:   /s/ David L. Cox
                                -----------------
                                David L. Cox
                                President, Chief Executive Officer, and Director
                                (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ David L. Cox                                       By:  /s/ John J. Boczar
      --------------------------------------                       -------------------------------------
      David L. Cox                                                 John J. Boczar
      President, Chief Executive Officer, and Director               Treasurer (Principal Financial and
      (Principal Executive Officer)                                Accounting Officer)

Date: March 18, 1998                                          Date:March 18, 1998


By:    /s/ Ronald L. Ashbaugh                                 By:   /s/Brian C. McCarrier
      --------------------------------------                       -------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 18, 1998                                          Date:March 18, 1998


By:    /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
      --------------------------------------                       -------------------------------------
      Bernadette H. Crooks                                         George W. Freeman
      Director                                                     Director

Date: March 18, 1998                                          Date:March 18, 1998


By:    /s/ Rodney C. Heeter                                   By:  /s/ Robert L. Hunter
      --------------------------------------                       -------------------------------------
      Rodney C. Heeter                                             Robert L. Hunter
      Director                                                     Director

Date: March 18, 1998                                          Date:March 18, 1998


By:    /s/ J. Michael King                                    By:   /s/ John B. Mason
      --------------------------------------                       -------------------------------------
      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 18, 1998                                          Date:March 18, 1998


By:    /s/
      --------------------------------------
      Elizabeth C. Smith
      Director

Date:
