Form 10-Q
period 1998-03-31
EMCLAIRE FINANCIAL CORP
filed 1998-05-15
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------

Commission file Number: 000-18464
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

Issuer's telephone number, including area code: (724) 867-2311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

As of May 11, 1998, there were 1,081,453 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB

Part I            Financial Information                                                                    Page
                                                                                                           ----
                  Item 1.           Consolidated Financial Statements (Unaudited)

                                    Consolidated Balance Sheet, March 31, 1998 and
                                    December 31, 1997                                                         3

                                    Consolidated Statement of Income
                                    Three months ended March 31, 1998 and 1997                                4

                                    Consolidated Statement of Comprehensive Income
                                    Three months ended March 31, 1998 and 1997                                5

                                    Consolidated Statement of Changes in
                                    Stockholders' Equity                                                      6

                                    Consolidated Statement of Cash Flows
                                    Three months ended March 31, 1998 and 1997                                7

                                    Notes to Consolidated Financial Statements                            8 - 9


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                 10 - 14


Part II           Other Information

                  Item 1.           Legal Proceedings                                                        15

                  Item 2.           Changes in Securities                                                    15

                  Item 3.           Defaults Upon Senior Securities                                          15

                  Item 4.           Submission of Matters to a Vote of Securities Holders                    15

                  Item 5.           Other Information                                                        15

                  Item 6.           Exhibits and Reports on Form 8-K                                         15

                  Signatures                                                                                 16


                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                                March 31, December 31,
                                                                   1998      1997
                                                                --------   --------
ASSETS
     Cash and due from banks                                    $  4,110   $  4,975
     Federal funds sold                                            2,200          -
     Investment securities:
        Available for sale                                        30,946     31,977
        Held to maturity (estimated market value
            of $4,561 and $6,053)                                  4,557      6,057
     Loans                                                        89,222     86,144
     Less allowance for loan losses                                  888        874
                                                                --------   --------
        Net loans                                                 88,334     85,270
     Premises and equipment                                        2,930      2,619
     Accrued interest and other assets                             2,997      3,058
                                                                --------   --------

            TOTAL ASSETS                                        $136,074   $133,956
                                                                ========   ========
LIABILITIES
     Deposits
        Non-interest bearing demand                             $ 20,600   $ 19,765
        Interest bearing demand                                   16,865     17,276
        Savings                                                   16,779     16,261
        Money market                                              17,745     18,077
        Time                                                      47,683     46,276
                                                                --------   --------
            Total deposits                                       119,672    117,655
     Obligation under capital lease                                   52         63
     Borrowed Funds                                                2,000      2,200
     Accrued interest and other liabilities                          650        540
                                                                --------   --------
            TOTAL LIABILITIES                                    122,374    120,458
                                                                --------   --------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
        authorized; none issued                                        -          -
                                                                --------   --------
     Common stock, par value $1.25 per share;
        12,000,000 shares authorized, 1,081,453 shares issued      1,352      1,352
     Additional paid in capital                                    4,432      4,432
     Retained earnings                                             7,701      7,492
     Net unrealized gain on securities                               215        222
                                                                --------   --------
            TOTAL STOCKHOLDERS' EQUITY                            13,700     13,498
                                                                --------   --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $136,074   $133,956
                                                                ========   ========


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)


                                          Three Months Ended March 31,
                                               1998         1997
                                            ----------   ----------
INTEREST INCOME
     Loans, including fees                  $    1,926   $    1,546
     Federal funds sold                             12           18
     Investment securities:
        Taxable                                    513          620
        Exempt from federal income tax              52           50
                                            ----------   ----------
            Total interest income                2,503        2,234
                                            ----------   ----------

INTEREST EXPENSE
     Deposits                                      958          898
     Borrowed funds                                 29            3
     Lease obligation                                1            2
                                            ----------   ----------
            Total interest expense                 988          903
                                            ----------   ----------

NET INTEREST INCOME                              1,515        1,331

Provision for loan losses                           45           45
                                            ----------   ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                   1,470        1,286
                                            ----------   ----------

OTHER OPERATING INCOME
     Service fees on deposit accounts              122           84
     Other                                          37           23
                                            ----------   ----------
            Total other operating income           159          107
                                            ----------   ----------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                584          556
     Occupancy, furniture and equipment            183          173
     Other                                         374          340
                                            ----------   ----------
            Total other operating expense        1,141        1,069
                                            ----------   ----------

Income before income taxes                         488          324
Income taxes                                       149           95
                                            ----------   ----------

NET INCOME                                  $      339   $      229
                                            ==========   ==========

EARNINGS PER SHARE                          $     0.31   $     0.21
DIVIDENDS PER SHARE                               0.12        0.105

AVERAGE SHARES OUTSTANDING                   1,081,453    1,081,453


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
            (Unaudited - dollars in thousands, except per share data)

                                           Three Months Ended March 31,
                                                   1998     1997
                                                  -----    -----

Net Income                                        $ 339    $ 229

Other Comprehensive income, net of tax:
     Unrealized loss on securities                   (7)    (289)
                                                  -----    -----

COMPREHENSIVE NET INCOME                            332      (60)
                                                  =====    =====





See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
        EQUITY (Unaudited - dollars in thousands, except per share data)


                                                                              Net
                                                  Additional               Unrealized
                                          Common    Paid in     Retained    Gain on
                                           Stock    Capital     Earnings   Securities    Total
                                       --------- -----------  ---------- --------------- ----------
Balance December 31, 1997                  1,352     4,432        7,492            222      13,498

Net income                                                          339                        339
Dividends declared
     ($.12 per share)                                              (130)                      (130)
Net unrealized loss on securities                                                   (7)         (7)
                                        -------- -----------  ---------- --------------- ----------

Balance March 31, 1998                  $  1,352 $    4,432   $   7,701  $         215   $  13,700
                                        ======== ==========   ========== =============== ==========







See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                            Three Months Ended March 31,
                                                                                     1998       1997
                                                                                   -------    -------

OPERATING ACTIVITIES
     Net income                                                                    $   339    $   229
     Adjustments  to  reconcile  net income to net
        cash  provided  by  operating activities:
            Depreciation and amortization                                              153        149
            Net amortization of investment security
                discounts and premiums                                                  32         58
            Provision for loan losses                                                   45         45
            Increase in accrued interest receivable                                   (107)       (10)
            Increase (decrease) in accrued interest payable                             25       (320)
            Other, net                                                                 174        300
                                                                                   -------    -------
                Net cash provided by operating activities                              661        451
                                                                                   -------    -------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of
        investment securities:
            Available for sale                                                       1,000      1,000
            Held to maturity                                                         1,488      1,353
     Proceeds from sales of investment securities:
            Available for sale                                                           -      1,990
     Purchases of investment securities:
            Available for sale                                                           -     (1,051)
     Net loan originations                                                          (3,113)    (5,509)
     Purchases of premises and equipment                                              (377)       (20)
                                                                                   -------    -------
                Net cash used for investing activities                              (1,002)    (2,237)
                                                                                   -------    -------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                             2,017     (1,266)
     Decrease in short-term borrowings                                                (200)         -
     Payments for obligation under capital lease                                       (11)       (10)
     Cash dividends paid                                                              (130)      (113)
                                                                                   -------    -------
                Net cash provided by (used for) financing activities                 1,676     (1,389)
                                                                                   -------    -------

                Increase (decrease) in cash and cash equivalents                     1,335     (3,175)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       4,975      8,242
                                                                                   -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 6,310    $ 5,067
                                                                                   =======    =======

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accounting and financial reporting polices of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank" or "Farmers"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company" or "Emclaire") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. SUBSEQUENT EVENT

On April 7, 1998, the Company entered into an Agreement and Plan and of Reorganization with Peoples Savings Financial Corporation ("Peoples") and its wholly-owned subsidiary Peoples Savings Bank ("Peoples Savings") to acquire 100% of the outstanding common shares of Peoples for $26 per share, payable in a combination of cash and Emclaire common stock, in a transaction to be accounted for as a purchase. Upon completion of the merger, the operations of Peoples Savings will be consolidated with and become part of Farmers. The merger which is subject to regulatory approval and the approval of the shareholders of both the Company and Peoples is expected to be completed in the third quarter of 1998. At December 31, 1997, Peoples had total assets, total deposits and total capital of $44.5 million, $35.1 million and $9.3 million, respectively. It is expected this transaction will be completed prior to December 31, 1998.

3. EARNINGS PER SHARE

In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128 "Earnings per Share". This statement requires the presentation of basic an diluted earnings per share. Basic earnings per share excludes the dilutive effects of such items as stock options, warrants and convertible securities, while diluted earnings per share reflects the dilutive effect of these common stock equivalents. The Company maintains a simple capital structure, thus resulting in no dilutive effects on earnings per share.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income by requiring all items that are to be recognized as under accounting standards as components of comprehensive income be reported a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as, certain items that are reported directly within separate components of stockholders' equity, and thus bypass net income. Financial statements for earlier periods, provided for comparative purposes, have been reclassified.

The company has opted to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are presented net of applicable income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:


                                                                         Three Months Ended March 31, 1998
                                                                  ------------------------------------------------
                                                                     Before             Tax             Net of
                                                                   Tax Amount         Benefit         Tax Amount
                                                                   ----------         -------         ----------
Unrealized gain on securities:
     Unrealized holding loss during the period                     $     (10)         $    (3)        $       (7)
                                                                   ---------          -------         ----------

        Other comprehensive income                                 $     (10)         $    (3)        $       (7)
                                                                   =========          =======         ==========


                                                                         Three Months Ended March 31, 1997
                                                                  ----------------------------------------------
                                                                     Before             Tax             Net of
                                                                   Tax Amount         Benefit         Tax Amount
                                                                   ----------         -------         ----------

Unrealized gain (loss) on securities:
     Unrealized holding loss during the period                     $     (438)        $     (149)     $     (289)
                                                                   ----------         ----------      ----------

        Other comprehensive income                                 $     (438)        $     (149)     $     (289)
                                                                   ==========         ==========      ==========


The components of accumulated other comprehensive income for the three months ended March 31, 1998, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 1997, the net unrealized gain or loss on securities had a beginning balance of $124, a net unrealized loss of $289, and an ending balance of $(165).

5. LOANS

Major classifications of loans are summarized as follows:

                                                                                     March 31,       December 31,
                                                                                        1998             1997
                                                                                  ----------------- ----------------

Commercial and industrial                                                           $       11,744  $        11,147
Real estate mortgages
     Residential                                                                            47,017           45,709
     Commercial and other                                                                   16,397           15,188
Consumer                                                                                    14,064           14,100
                                                                                  ----------------- ----------------
                                                                                            89,222           86,144
Less allowance for loan losses                                                                 888              874
                                                                                  ----------------- ----------------

                                                                                    $       88,334  $        85,270
                                                                                  ================= ================

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Certain information presented in this discussion and analysis and other statements concerning future performance, developments or events, and expectations for growth and market forecasts are subject to a number of risks and uncertainties, including interest rate fluctuations, changes in local or national economic conditions, and government or regulatory actions which might cause actual results to differ materially from stated expectations or estimates.

Comparison of the Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------

Net Income - Net income for the three months ended March 31, 1998 totaled $339,000 or $.31 per share, a $110,000 or 48% increase from the $229,000 or $.21 per share recorded during the same period in 1997, adjusted for the five percent stock dividend paid in December 1997. The increase in net income is primarily attributed to increases in net interest income, which rose $184,000 or 14% reflecting the increase in interest earnings from the loan portfolio. The increase in net interest income offset the rise in other operating expense which increased $72,000 or 7% during the comparative three month periods, due principally to normal periodic increases.

The improved net income resulted in annualized returns on average assets and average equity of 1.02% and 10.01% for the quarter ended March 31, 1998, as compared to returns of .73% and 7.31% for the same period in 1997.

Interest Income - Interest income for the three months ended March 31, 1998 increased approximately $269,000 or 12% from the same period in 1997, due to the increase in the loan portfolio. The average balance of the loan portfolio increased $17.0 million from the same period in 1997 to $87.9 million, due largely to the increase in residential mortgage loans. The tax equivalent yield on the loan portfolio for the first three months of 1998 increased 10 basis points to 9.01% from the same period in 1997, due to the effect of a 25 basis point increase in the prime rate in March 1997.

Average investment securities for the first quarter of 1998 were $37.4 million resulting in a tax-equivalent yield of 6.41% for the quarter, compared to $45.8 million and 6.16% during the same period in 1997. Due to ongoing loan demand, investment portfolio maturities continue to be reinvested in the loan portfolio.

As a result of the growth in the volume of earning assets, combined with funding loan growth with securities maturities, the tax equivalent yield on earning assets rose to 8.21% during the first quarter of 1998, as compared to 7.80% during the same period in 1997.

Interest expense - Interest expense increased $85,000 or 9% during the first quarter of 1998, as compared to the same period in 1997. The average volume of interest bearing liabilities increased $4.5 million or 5% during the comparative periods, while the overall rate paid on these liabilities rose from 3.80% to 3.97%. This higher cost of funds is related to continuing competition for deposit customers, combined with the use of Federal Home Loan Bank advances as an alternative source of funds.

Despite the generally low interest rate environment, the ongoing competition for
deposit  customers  by  traditional  and   non-traditional   financial  services
providers, can be expected to continue to affect the overall cost of funds.

Net Interest Income - As a result of the increase in the volume of earning assets which more than offset the increase in interest expense, net interest income rose $184,000 or 14% for the quarter ended March 31, 1998, as compared to the same period in 1997.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the first three months of 1998, the provision for loan losses for the first quarter of 1998 totaled $45,000, equaling that provided during the same period in 1997.

Other operating income - Other operating income increased $52,000 or 49% for the first three months of 1998, due principally to the impact from fees generated from new or enhanced products and services introduced during the second and third quarters of 1997, combined with the increase in the number of deposit accounts During the second quarter of 1997, fees for transacting wire transfers and for processing returned checks were adjusted. In addition, convenience fees levied on non-Farmers customers who use an ATM sponsored by Farmers National Bank were initiated during the second quarter of 1997. While during the third quarter of 1997, the Bank introduced its MasterMoney(TM) debit card. These changes resulted in new or additional fee income totaling $50,000 during the first quarter of 1998, as compared to the same period in 1997.

Other Operating Expense - During the first quarter of 1998, total other operating expenses increased $72,000 or 7% to $1.14 million from the same period in 1997. The rise in other operating expenses is due to a combination of increases in recurring expenses for such things as salaries and employee benefits, equipment service contracts and ATM network fees, combined with generally non-recurring costs related to a loss on a customer deposit account, and legal costs for loan collections.

Salary and employee benefit costs increased $28,000 or 5%, due principally to an accrual for a profit sharing payments totaling $30,000 recorded during the first quarter of 1998, that was not recorded during the same period in 1997. In addition, scheduled employee health insurance premiums have increased approximately 14% for 1998. This increase approximates the savings generated from the Bank's converting to the point of service health care program during the second quarter of 1997.

Periodic costs associated with equipment service contracts increased $12,000 or 27% during the first quarter of 1998, as compared to the same period in 1997. These costs relate principally to maintenance agreements on the Bank's data and document processing equipment. Much of this equipment is scheduled to be upgraded or replaced, which may help to control in the short-term the related maintenance costs.

Other operating expense increased $34,000 or 10% during the first three months of 1998, as compared to the same period in 1997, due to increased ATM and debit card processing fees which increased 68% to $32,000 for the first quarter of 1998. In addition, legal fees related to loan collections increased approximately $9,000. Deposit account losses increased $12,000 to $15,000, due to a single loss incurred by a customer cashing stolen checks. Printing and supplies increased

$5,000 or 17% to $35,000 due to costs associated with opening the eighth branch office, and costs associated with a change in the area code for several office locations. Minor cost reductions for such things as advertising, postage, insurance and other expenses helped to offset these increases.

While other operating expenses experienced only a marginal increase during the first quarter of 1998, as compared to 1997, several projects undertaken by the Company, intended to enhance the long-term growth of the Company, will result in increased overhead expenses.

In March 1998, the Bank opened its eighth office in the Clarion Mall. This de novo branch operation is the Bank's second office in the Clarion area and is located in an area which has experienced recent commercial growth. As with any start-up operation, this office can not be expected to produce a profit until a deposit base sufficient to support the operation can be generated. It is estimated this facility will generate a loss of approximately $200,000 during the first full year of operation.

The data processing center construction started in the third quarter of 1997, will be completed in the second quarter of 1998. This facility will allow for the expansion of the bookkeeping and data processing operations, by providing sufficient capacity to absorb future growth. With the planned acquisition of Peoples Savings Financial Corporation (See Note 2 of the accompanying financial statements) three branch office operations with approximately $35 million in deposits will become part of Farmers' branch network. When the data center becomes operational, overhead costs related to the building and furniture, excluding upgrades to the Bank's data processing and check processing equipment, are estimated to be approximately $75,000 the first full year of operation.

During 1997, management began to assess the current data processing operation in order to plan for the future growth and operations of the Company. Based on the results of that process, the Company has entered into an agreement to replace its current main frame computer, to upgrade its core operating software and to implement a check imaging system for the processing and storage of customer transactions. The capital investment required for these improvements is estimated to be approximately $500,000. The replacement of the main frame computer became necessary as the growth experienced by the Company over the last two years absorbed the available capacity of the system. This replacement is approximately one year in advance of the scheduled replacement of the computer. The upgraded core application software offers program enhancements, improved usability by being converted to a MS windows environment, and graphics interfaces. The planned check imaging system should reduce the time devoted to the processing and handling of transactions by the bookkeeping department, and improve our ability to perform customer research. It is expected these systems will be installed during the third quarter of 1998.

Income Taxes - The provision for income taxes of $149,000 for the three months ended March 31, 1998, represented a 57% increase from the $95,000 recorded during the same period of 1997. This increase paralleled the rise in pre-tax income which increased $164,000 or 51% during the period.

Financial Condition
-------------------

At March 31, 1998, the Company reported total consolidated assets of $136.0 million, an increase of $2.1 million or 2% from December 31, 1997. This increase in total assets resulted from an increase in total deposits which rose 2% to $119.7 million from $117.7 million at December 31, 1997.

The increase in deposits resulted from the demand deposit, savings and time deposit segments of the portfolio which increased $835,000, $518,000 and $1.4 million respectively. These increases offset declines in the NOW and money market account components of the portfolio. As previously discussed, competition for deposit customers continues. The Company continues to focus on its personal customer service, while providing deposit services at minimal or no fees, and offering competitive interest rates to maintain its share of the deposit market.

Total loans increased $3.1 million or 4% to $89.2 million during the first three months of 1998. This increase represents a decline from the $5.5 million increase during the first three months of 1997. The increase is attributed to continuing customer loan demand, particularly demand for residential mortgage loans, which increased $1.3 million from December 31, 1997. Commercial and other real estate loans increased $1.2 during the same period. The three offices opened or acquired in 1996 continue to account for the majority of the loan growth providing $2.2 million or 71% of the growth experienced during the first quarter of 1998.

While loan growth continues to be strong, the decline in the comparative three month periods indicates a moderate lessening in loan demand. Should this trend continue, it is likely that total interest income over the next three quarters, in comparison to the same periods in 1997, would begin to level out.

Stockholders' equity of $13.7 million at March 31, 1998, represented a $202,000 or 2% increase from December 31, 1997, due principally from $209,000 of net retained income for the quarter. At March 31, 1998, the Bank had Tier 1 risk-based, total risk-based and leverage capital ratios of 14.0%, 15.0% and 9.1%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, particularly net income of $339,000 and depreciation and amortization of $153,000, provided cash totaling $661,000, which was used to fund investing and financing activities during the first three months of 1998.

As a result of the increase in loan demand previously discussed, financing activities used approximately $1.0 million in funds during the first quarter of 1998, as compared to $2.2 million used during the same period in 1997. Net loan originations used $3.1 million and was partially funded by investment maturities which totaled approximately $2.5 million. By comparison, during the first three months of 1997, net loan originations totaled $5.5 million, which was partially funded by net investment maturities and sales totaling $3.3 million.

In addition to the funds used for investing activities, financing activities during the first three months of 1998 provided approximately $1.7 million, due principally to the net increase in deposits of $2.0 million. During the same period of 1997, financing activities used approximately $1.4 million of funds due to a $1.3 million decrease in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with correspondent banks. At March 31, 1998, two short-term credit facilities were available through the Federal Home Loan Bank, including a revolving line of credit of approximately $4.6 million, and a second revolving facility with a maximum borrowing of $10 million.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At March 31, 1998, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $991,000. Of these non-performing loans, $685,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial and commercial real estate loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $70,000 of the allowance for loan losses at March 31, 1998, has been allocated for these loans. In April 1998, the borrower completed the sale of a parcel of real estate securing this account. As a result of the sale, the Company received approximately $148,000 which was applied against the principal balance. Management believes the Company is adequately secured by the underlying collateral.

Year 2000
---------

As discussed in the 1997 Annual Report, the Company formed a committee in September 1997, to implement an action plan designed to ensure the Company's computer systems, software applications and other date reliant equipment would function properly after December 31, 1999.

For items or vendors that are not compliant and have not achieved significant progress toward compliance by October 1, 1998, the Company will implement contingency plans to either replace the product or vendor, or implement an alternative procedure to mitigate the affected area.

All software programs used by the Company are purchased directly from vendors, and are not modified internally by the Company. This eliminates the need for the direct hiring of programmers to rewrite or modify computer software. The computer hardware and software upgrades previously discussed have been represented as being compliant by the vendors. They will be subject to testing by the Company prior to being implemented.

Management believes that substantially all date reliant equipment and software will be tested and, if needed, upgraded or replaced by December 31, 1998. In addition, assessments of significant vendors, service providers and customers will also be completed. Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         (None)

Item 2. Changes in Securities

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial  Data Schedule (in  electronic  filing only)
         (b) Reports on Form 8-K
                  On March 23, 1998, the Company filed Form 8-K disclosing it had entered into a letter of intent to acquire all of the outstanding stock of Peoples Savings Financial Corporation.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
        (Registrant)


Date: May 14, 1998                                By: /s/ David L. Cox
     -------------                                    ----------------
                                                        David L. Cox
                                                        President and CEO


Date: May 14, 1998                                By: /s/ John J. Boczar
     -------------                                    ------------------
                                                        John J. Boczar, CPA
                                                        Treasurer