Form 10QSB
period 1998-06-30
EMCLAIRE FINANCIAL CORP
filed 1998-08-14
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------
                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file Number: 000-18464

                            EMCLAIRE FINANCIAL CORP.
        (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                            25-1606091
( State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification Number)

612 Main Street
Emlenton, PA                                                  16373
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (724) 867-2311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 1998, there were 1,081,453 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB

Part I            Financial Information                                                             Page

                  Item 1.           Consolidated Financial Statements (Unaudited)

                                    Consolidated Balance Sheet, June 30, 1998 and
                                    December 31, 1997                                                 3

                                    Consolidated Statement of Income
                                    Three months ended June 30, 1998 and 1997 and
                                    Six months ended June 30, 1998 and 1997                           4

                                    Consolidated Statement of Comprehensive Income
                                    Three months ended June 30, 1998 and 1997 and
                                    Six months ended June 30, 1998 and 1997                           5

                                    Consolidated Statement of Changes in
                                    Stockholders' Equity                                              6

                                    Consolidated Statement of Cash Flows
                                    Six months ended June 30, 1998 and 1997                           7

                                    Notes to Consolidated Financial Statements                     8 - 9


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                           10 -14


Part II           Other Information

                  Item 1.           Legal Proceedings                                                 15

                  Item 2.           Changes in Securities                                             15

                  Item 3.           Defaults Upon Senior Securities                                   15

                  Item 4.           Submission of Matters to a Vote of Securities Holders             15

                  Item 5.           Other Information                                                 15

                  Item 6.           Exhibits and Reports on Form 8-K                                  16

                  Signatures                                                                          20

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                               June 30,       December 31,
                                                                 1998            1997
                                                           ---------------- ----------------
ASSETS
     Cash and due from banks                                    $  4,730        $  4,975
     Federal funds sold                                            2,900            --
     Investment securities:
        Available for sale                                        30,228          31,977
        Held to maturity (estimated market value
            of $4,327 and $6,053)                                  4,314           6,057
     Loans                                                        92,281          86,144
     Less allowance for loan losses                                  905             874
                                                                --------        --------
        Net loans
                                                                  91,376          85,270
     Premises and equipment                                        3,123           2,619
     Accrued interest and other assets                             2,939           3,058
                                                                --------        --------

            TOTAL ASSETS                                        $139,610        $133,956
                                                                ========        ========

LIABILITIES
     Deposits
        Non-interest bearing demand                             $ 22,015        $ 19,765
        Interest bearing demand                                   17,603          17,276
        Savings                                                   16,140          16,261
        Money market                                              17,381          18,077
        Time                                                      49,945          46,276
                                                                --------        --------
            Total deposits
                                                                 123,084         117,655
     Obligation under capital lease                                   41              63
     Borrowed funds                                                2,000           2,200
     Accrued interest and other liabilities                          604             540
                                                                --------        --------
            TOTAL LIABILITIES
                                                                 125,729         120,458
                                                                --------        --------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
        authorized; none issued                                     --              --
     Common stock, par value $1.25 per share;
        12,000,000 shares authorized, 1,081,453 shares issued      1,352           1,352
     Additional paid in capital                                    4,432
     Retained earnings                                             7,873           7,492
     Net unrealized gain on securities                               224             222
                                                                --------        --------
            TOTAL STOCKHOLDERS' EQUITY                            13,881          13,498
                                                                --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $139,610        $133,956
                                                                ========        ========

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                                  1998     1997               1998     1997
                                                  ----     ----               ----     ----
INTEREST INCOME
     Loans, including fees                      $1,972   $1,699             $3,898   $3,245
     Interest bearing deposits in other banks        1        1                  1        1
     Federal funds sold                             53       14                 65       32
     Investment securities:
        Taxable                                    484      585                997    1,205
        Exempt from federal income tax              44       46                 96       96
                                                ------   ------             ------   ------
            Total interest income                2,554    2,345              5,057    4,579
                                                ------   ------             ------   ------

INTEREST EXPENSE
     Deposits                                      974      890              1,932    1,788
     Borrowed funds                                 31        7                 60       10
     Lease obligation                                1        1                  2        3
                                                ------   ------             ------   ------
            Total interest expense               1,006      898              1,994    1,801
                                                ------   ------             ------   ------
NET INTEREST INCOME                              1,548    1,447              3,063    2,778

Provision for loan losses                           55       70                100      115
                                                ------   ------             ------   ------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                   1,493    1,377              2,963    2,663
                                                ------   ------             ------   ------

OTHER OPERATING INCOME
     Service fees on deposit accounts              134      122                256      206
     Other                                          46       29                 83       52
                                                ------   ------             ------   ------
            Total other operating income           180      151                339      258
                                                ------   ------             ------   ------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                618      554              1,202    1,110
     Occupancy, furniture and equipment            201      170                384      343
     Other                                        418      371                792      711
                                                ------   ------             ------   ------
            Total other operating expense        1,237    1,095              2,378    2,164
                                                ------   ------             ------   ------

Income before income taxes                         436      433                924      757
Income taxes                                       134      133                283      228
                                                ------   ------             ------   ------

NET INCOME                                      $  302   $  300             $  641   $  529
                                                ======   ======             ======   ======

EARNINGS PER SHARE                              $ 0.28   $ 0.28             $ 0.59   $ 0.49
DIVIDENDS PER SHARE                               0.12    0.105               0.24     0.21


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
            (Unaudited - dollars in thousands, except per share data)

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                     ---------------------------       -------------------------
                                             1998    1997                      1998    1997
                                            -----   -----                     -----   -----

Net Income                                  $ 302   $ 300                     $ 641   $ 529

Other Comprehensive income, net of tax
     Unrealized gain (loss) on securities       9     183                         2    (106)
                                            -----   -----                     -----   -----

COMPREHENSIVE NET INCOME                    $ 311   $ 483                     $ 643   $ 423
                                            =====   =====                     =====   =====



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           (Unaudited - dollars in thousands, except per share data)

                                                                                                 Net
                                                       Additional                             Unrealized
                                      Common            Paid in             Retained           Gain on
                                      Stock             Capital             Earnings          Securities            Total
                                     -------            --------             -------            -------           --------

Balance December 31, 1997            $ 1,352               4,432               7,492                222             13,498

Net income                                                                       641                                   641
Dividends declared
     ($.24 per share)                                                           (260)                                 (260)
 Net unrealized gain on securities                                                                    2                  2
                                     -------             -------             -------            -------            -------

Balance June 30, 1998                $ 1,352             $ 4,432             $ 7,873            $   224            $13,881
                                     =======             =======             =======            =======            =======





See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                                 Six Months Ended June 30,
                                                                                      1998       1997
                                                                                   ----------  --------
OPERATING ACTIVITIES
     Net income                                                                    $    641    $    529
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
            Depreciation and amortization                                               303         299
            Net amortization of investment security
                discounts and premiums                                                   71         109
            Provision for loan losses                                                   100         115
            Decrease in accrued interest receivable                                      32          13
            Increase in accrued interest payable                                         36           2
            Other, net                                                                  (44)       (122)
                                                                                   --------    --------
                Net cash provided by operating activities                             1,139         945
                                                                                   --------    --------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                        2,000       3,000
            Held to maturity                                                          1,720       2,458
     Proceeds from sales of investment securities:
            Available for sale                                                         --         1,990
     Purchases of investment securities:
            Available for sale                                                         (295)     (1,051)
     Net loan originations                                                           (6,215)    (11,937)
     Purchases of premises and equipment                                               (641)        (64)
     Proceeds from sales of premises and equipment                                     --            10
                                                                                   --------    --------
                Net cash used for investing activities                               (3,431)     (5,594)
                                                                                   --------    --------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                              5,429         (34)
     Increase (decrease) in short-term borrowings                                      (200)      2,075
     Payments for obligation under capital lease                                        (22)        (20)
     Cash dividends paid                                                               (260)       (227)
                                                                                   --------    --------
                Net cash provided by financing activities                             4,947       1,794
                                                                                   --------    --------

                Increase in cash and cash equivalents                                 2,655      (2,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        4,975       8,242
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  7,630    $   5387
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

2. PROPOSED MERGER ACQUISITION

On April 7, 1998, the Company entered into an Agreement and Plan and of Reorganization with Peoples Savings Financial Corporation ("Peoples") and its wholly-owned subsidiary Peoples Savings Bank ("Peoples Savings") to acquire 100% of the outstanding common shares of Peoples for $26 per share, payable in a combination of cash and Emclaire common stock, in a transaction to be accounted for as a purchase. Upon completion of the merger, the operations of Peoples Savings will be consolidated with and become part of Farmers. The merger which is subject to regulatory approval and the approval of the shareholders of both the Company and Peoples is expected to be completed in the third quarter of 1998. At December 31, 1997, Peoples had total assets, total deposits and total capital of $44.5 million, $35.1 million and $9.3 million, respectively. It is expected this transaction will be completed prior to September 30, 1998.

3. EARNINGS PER SHARE

In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128 "Earnings per Share". This statement requires the presentation of basic an diluted earnings per share. Basic earnings per share excludes the dilutive effects of such items as stock options, warrants and convertible securities, while diluted earnings per share reflects the dilutive effect of these common stock equivalents. The Company maintains a simple capital structure, thus resulting in no dilutive effects on earnings per share. For the three and six month periods ending June 30, 1998 and 1997, the average number of shares outstanding totaled 1,081,453, after giving effect to a five percent stock dividend issued in December 1997.

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

The Company has opted to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are presented net of applicable income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                                            Three Months Ended June 30, 1998
                                                                            --------------------------------
                                                                         Before         Tax               Net of
                                                                       Tax Amount      Benefit          Tax Amount
                                                                       ----------      -------          ----------
Unrealized gain on securities:
     Unrealized holding gain during the period                         $      12       $      3           $     9
                                                                       ---------       --------           -------
        Other comprehensive income                                     $      12       $      3           $     9
                                                                       =========       ========           =======



                                                                           Three Months Ended June 30, 1997
                                                                           --------------------------------
                                                                      Before               Tax             Net of
                                                                    Tax Amount           Benefit         Tax Amount
                                                                    ----------           -------         ----------
Unrealized gain (loss) on securities:
     Unrealized holding gain during the period                       $    277          $      94          $    183
                                                                     --------          ---------          --------
          Other comprehensive income                                 $    277          $      94          $    183
                                                                     ========          =========          ========


                                                                          Six Months Ended June 30, 1998
                                                                     Before              Tax              Net of
                                                                   Tax Amount           Benefit         Tax Amount
                                                                   ----------           -------         ----------
Unrealized gain on securities:
     Unrealized holding gain during the period                      $       4          $        2         $      2
                                                                    ---------          ----------         --------

        Other comprehensive income                                  $       4          $        2         $      2
                                                                    =========          ==========         ========

                                                                          Six Months Ended June 30, 1997
                                                                          ------------------------------
                                                                     Before              Tax               Net of
                                                                   Tax Amount           Benefit         Tax Amount
                                                                   ----------           -------         ----------
Unrealized gain on securities:
     Unrealized holding loss during the period                   $         (161)      $       (55)       $    (106)
                                                                 --------------       -----------        ---------
        Other comprehensive income                               $         (161)      $       (55)       $    (106)
                                                                 ==============       ===========        =========


The components of accumulated other comprehensive income for the six months ended June 30, 1998, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six months ended June 30, 1997, the net unrealized gain or loss on securities had a beginning balance of $124, a net unrealized loss of $106, and an ending balance of $18.

5. LOANS

Major classifications of loans are summarized as follows:

                                          June 30,     December 31,
                                            1998          1997
                                         ---------     ------------

Commercial and industrial                $11,378          11,147
Real estate mortgages
     Residential                          50,325          45,709
     Commercial and other                 16,625          15,188
Consumer                                  13,953          14,100
                                         -------         -------
                                          92,281          86,144
Less allowance for loan losses               905             874
                                         -------         -------

                                         $91,376         $85,270
                                         =======         =======

The Bank's primary business activity is with customers located within Venango, Clarion, and Butler Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at June 30, 1998 and December 31, 1997, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board adopted Financial Accounting Standards Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards requiring companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of derivatives would be accounted for based on whether the instrument qualifies for hedge accounting. To qualify for hedge accounting treatment, the hedging relationship must be highly effective in achieving the goal of offsetting changes in either fair value or cash flows. This statement is effective for fiscal years beginning after June 15, 1999. Management has not fully evaluated the impact the adoption of Statement No. 133 may have on the financial condition or the results of operations. However, it is not anticipated the adoption of this statement will have a material impact.

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

Comparison of the Three Months Ended June 30, 1998 and 1997
-----------------------------------------------------------

Net Income - Net income for the three months ended June 30, 1998 totaled $302,000 or $.28 per share, approximating the $300,000 or $.28 per share recorded during the same period in 1997, adjusted for the five percent stock dividend paid in December 1997. Net income remained stable due to increased operating costs, specifically those associated with the opening of the de novo branch office in the Clarion Mall in March 1998. These costs approximated the increases in net interest income and other income which rose $101,000 or 7% and $29,000 or 19%, respectively for the comparative three month periods ended June 30, 1998 and 1997.

The reported net income resulted in annualized returns on average assets and average equity of .87% and 8.72% for the quarter ended June 30, 1998, as compared to returns of .94% and 9.46% for the same period in 1997. Net income for the second quarter of 1998 as compared to the first quarter of 1998, represents a decrease of $37,000 or 11%. This decline is attributable to the operating expenses of the newest branch office opened in March 1998, as discussed in the Other Operating Expense section of this report.

Interest Income - Interest income for the three months ended June 30, 1998 increased approximately $209,000 or 9% from the same period in 1997, due to the increase in the loan portfolio. The average balance of the loan portfolio for the quarter ended increased $13.5 million from the same period in 1997 to $90.5 million, due largely to the increase in residential mortgage loans. The tax equivalent yield on the loan portfolio for the quarter decreased 3 basis points to 8.84% from the same period in 1997, due to the impact of the ongoing refinancing of mortgage loans, particularly residential mortgages.

Average investment securities for the second quarter of 1998 were $34.6 million resulting in a tax-equivalent yield of 6.39% for the quarter, compared to $41.5 million and 6.34% during the same period in 1997. Due to ongoing loan demand, investment portfolio maturities generally continue to be reinvested in the loan portfolio.

As a result of the growth in the volume of earning assets, combined with funding loan growth with securities maturities, the tax equivalent yield on earning assets rose to 8.08% during the second quarter of 1998, as compared to 7.96% during the same period in 1997.

Interest expense - Interest expense increased $108,000 or 9% during the second quarter of 1998, as compared to the same period in 1997. The average volume of interest bearing liabilities during the quarter increased $6.0 million or 6% during the comparative periods, while the overall rate paid on these liabilities rose from 3.75% to 3.95%. This higher cost of funds is related to continuing competition for deposit customers, combined with the use of Federal Home Loan Bank advances as an alternative source of funds.

Despite the generally low interest rate environment, the ongoing competition for
deposit  customers  by  traditional  and   non-traditional   financial  services
providers, continues to affect the overall cost of funds.

Net Interest Income - As a result of the increase in the volume of earning assets which more than offset the increase in interest expense, net interest income rose $101,000 or 7% for the quarter ended June 30, 1998, as compared to the same period in 1997. The net tax equivalent yield on earning assets for the quarter was 4.95%, equaling the yield earned during the same period in 1997.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the quarter, the provision for loan losses for the second quarter of 1998 totaled $55,000, as compared to $70,000 provided during the same period in 1997.

Other operating income - Other operating income increased $29,000 or 19% for the second quarter of 1998, due principally to the impact of fees generated from new or enhanced products and services introduced during the second and third quarters of 1997, combined with the increase in the number of deposit accounts. During the second quarter of 1997, convenience fees levied on non-Farmers customers who use an ATM sponsored by Farmers National Bank were initiated. While during the third quarter of 1997, the Bank introduced its MasterMoney(TM) debit card. These changes resulted in new or additional fee income totaling $19,000 during the second quarter of 1998, as compared to the same period in 1997. The remaining increase in fee income is attributed to the increase in the number of deposit accounts.

Other Operating Expense - During the second quarter of 1998, total other operating expenses increased $142,000 or 13% to $1.2 million from the same period in 1997. The rise in other operating expenses is due, principally to the added costs of operating the branch office facility opened in March 1998, combined with increases in recurring expenses for such things as salaries and employee benefits, equipment service contracts and ATM network fees.

The operation of the Clarion Mall office resulted in approximately $59,000 of additional operating expenses during the second quarter of 1998. These costs are considered to be recurring, and can be expected to be subject to periodic increases for such items as salary and benefit adjustments, office rent escalation and other costs normally subject to inflationary or pricing increases. While the results of operations for this office are in line with projections, overall deposit and loan growth to date have fallen short of the projected results.

Salary and employee benefit costs increased $63,000 or 11%, due principally to an accrual for a profit sharing payments totaling $30,000 recorded during the second quarter of 1998, that was not recorded during the same period in 1997. In addition, scheduled employee health insurance premiums have increased approximately 14% for 1998, resulting in a $10,000 increase for the three month period in 1998 as compared to 1997. The remaining increase is largely attributable to employee costs associated with the Clarion Mall office.

Occupancy and equipment costs increased $30,000 or 18% during the second quarter of 1998, as compared to the same period in 1997. Periodic costs associated with equipment service contracts accounted for $10,000 of the increase. These costs relate principally to maintenance agreements on the Bank's data and document processing equipment. As discussed in the "Financial Condition" section of this report, much of this equipment is scheduled to be upgraded or replaced, which may help to control in the short-term the related maintenance costs. The remaining increase is largely attributable to occupancy costs associated with the Clarion Mall office. When the data center becomes operational during the third quarter of 1998, overhead costs related to the building and furniture, excluding upgrades to the Bank's data processing and check processing equipment, are estimated to be approximately $75,000 the first full year of operation. Refer to the "Financial Condition" section of this report for additional discussion of the data center facility.

Other operating expense increased $50,000 or 14% during the second quarter of 1998, as compared to the same period in 1997, due to increased ATM and debit card processing fees which increased $13,000 or 56% to $37,000 for the second quarter of 1998. Printing and supplies increased $6,000 or 17% to $40,000 due to costs associated with opening the Clarion Mall branch office. Telephone costs increased $10,000 or 40%, due to a combination of the additional office location and rate increases for data communications lines used in the wide area computer network. During the third quarter of 1998, management will be reviewing data communications configuration and costs, in order to improve the overall operation of the wide area network and control future operating costs. While any change in the communications configuration may result in a moderate increase in monthly operating costs, the improvement in the operation of the network will allow for direct uploading of new customer loan and deposit information helping to control future personnel costs, by reducing the time devoted to inputting new account information.

Income Taxes - The provision for income taxes of $134,000 for the three months ended June 30, 1998, approximated the $133,000 recorded during the same period of 1997. Income taxes as a percentage of pre-tax earnings was 30.7% for the comparative three month periods.

Comparison of the Six Months Ended June 30, 1998 and 1997

Net Income - Net income for the six months ended June 30, 1998 totaled $641,000 or $.59 per share, as compared to $529,000 or $.49 per share for the same period in 1997, an increase of $112,000 or 21%.

Net Interest Income - Net interest income increased $285,000 or 10% during the first half of 1998, as compared to the same period in 1997. As discussed in the "Comparison of the Three Months Ended June 30, 1998 and 1997" section of this report, the increase in loan volume has been principally responsible for the increase in net interest income. For the six months ended June 30, 1998 the net tax equivalent yield on earning assets was 4.93%, as compared to 4.81% for the same period in 1997.

Provision for Loan Losses - The provision for loan losses for the first six months of 1998 totaled $100,000, as compared to $115,000 recorded during the same period in 1997. The decrease in the provision is representative of the moderation experienced in loan growth as discussed in the "Financial Condition" section of this report.

Other Operating Income - Other operating income of $339,000 represents an increase of $81,000 or 31% for the comparative year-to-date periods. The increase is largely attributed to fee adjustments or implementations during the second and third quarters of 1997, for such things as ATM convenience charges, debit card fees, and adjusted return check and overdraft charges.

Other Operating Expense - For the first six months of 1998 other operating expenses totaled $2.4 million as compared to $2.2 million for the same period in 1997, an increase of $214,000 or 10%. Operating costs for the Clarion Mall office accounted for approximately $70,000 of the total increase. The remaining increase can be attributed to increases in normal recurring costs, such as salaries and employee benefits, ATM and debit card operating costs, telephone, and printing and supplies, as discussed in the previous section of this report.

Income Taxes - The provision for income taxes for the first six months of 1998 totaled $283,000, as compared to $228,000 during the same period in 1997. The increase is attributed to the increase in pre-tax income. For the six months ended June 30, 1998, income tax expense represented 31% of pre-tax income, as compared to 30% for the same period in 1997.

Financial Condition
-------------------

At June 30, 1998, the Company reported total consolidated assets of $139.6 million, an increase of $5.6 million or 4% from December 31, 1997. This increase in total assets resulted from an increase in total deposits which rose 5% to $123.1 million from $117.7 million at December 31, 1997.

The increase in deposits resulted from the demand deposit, NOW, savings and time deposit segments of the portfolio which increased $2.3 million, $1.3 million and $2.2 million respectively. These increases offset declines in money market accounts. As previously discussed, competition for deposit customers continues. The Company continues to focus on its personal customer service, while providing deposit services at minimal or no fees, and offering competitive interest rates to maintain or improve its share of the deposit market.

Total loans increased $6.1 million or 7% to $92.3 million during the first six months of 1998. This increase represents a decline from the $11.9 million increase during the first six months of 1997. The increase is attributed to continuing customer loan demand, particularly demand for residential mortgage loans, which increased $1.3 million from December 31, 1997. Commercial and other real estate loans increased $1.2 during the same period. The three offices opened or acquired in 1996 continue to account for the majority of the loan growth providing $4.4 million or 72% of the growth experienced during the first half of 1998.

While loan growth continues to be strong, the decline in the comparative six month periods indicates a moderate lessening in loan demand. Should this trend continue, it is likely that total interest income over the next two quarters, in comparison to the same periods in 1997, will continue to level off.

In August 1997, construction commenced on the Bank's data processing center. Construction was completed during the second quarter of 1998, and the facility is scheduled to become operational during the third quarter. Construction costs amounted to approximately $1 million. In addition, furniture and equipment costs totaled approximately $175,000. During the second quarter of 1998, management completed a review of the Bank's data processing capabilities and determined it necessary to upgrade its main frame computer. In addition to upgrading the computer system, a check imaging system will also be implemented. Check imaging allows for the storage of digital images of checks and other documents, which can then be readily retrieved from a computer workstation. The implementation of this system should reduce the number of times a document needs to be handled, reduce or control postage costs, and improve the effectiveness of customer service research. The combined capital outlay for the computer upgrade and check imaging system is expected to total approximately $500,000.

Stockholders' equity of $13.9 million at June 30, 1998, represented a $383,000 or 3% increase from December 31, 1997, due principally from $381,000 of net retained income for the year to date. At June 30, 1998, the Bank had Tier 1 risk-based, total risk-based and leverage capital ratios of 13.7%, 14.7% and 8.9%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

The planned acquisition of Peoples will increase total assets, total loans and total deposits approximately $45 million, $32 million and $35 million, respectively. Total stockholders' equity will increase approximately $7 million, through the issuance of additional common shares in the merger.

Liquidity
---------

Operating activities, particularly net income of $641,000, depreciation and amortization of $303,000, and the provision for loan losses of $100,000, provided cash totaling $1.1 million which was used to fund investing activities during the first six months of 1998.

As a result  of the  continuing  loan  demand  previously  discussed,  financing activities used approximately $3.4 million in funds during the first half of 1998, as compared to $5.6 million used during the same period in 1997. Net loan originations used $6.2 million and was partially funded by net investment maturities which totaled approximately $3.4 million. By comparison, during the first three months of 1997, net loan originations totaled $11.9 million, which was partially funded by net investment maturities and sales totaling $6.4 million. In addition, approximately $641,000 was used during the first six months of 1998 for the purchase premises and equipment. These funds were used principally toward the construction and furnishing of the data center facility.

In addition to the funds used for investing activities, financing activities through the six months ended June 30, 1998 provided approximately $4.9 million, due principally to the net increase in deposits of $5.4 million. During the same period of 1997, financing activities provided approximately $1.8 million of funds due to a $2.0 million increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with a correspondent bank. At June 30, 1998, two short-term credit facilities were available through the Federal Home Loan Bank, including a revolving line of credit of approximately $4.6 million, and a second revolving facility with a maximum borrowing of $10 million.

The planned acquisition of Peoples will be completed through a combination of the issuance of Emclaire common stock and the payment of cash to holders of Peoples common stock. It is estimated the cash portion required to complete the purchase will total approximately $5.6 million. The Company anticipates these funds will be provided through a short-term loan from another financial institution. Subsequent repayment of this credit facility will be made from either permanent financing, or from cash derived from the sale of a portion of Peoples Savings investment portfolio.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At June 30, 1998, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $722,000. Of these non-performing loans, $537,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial and commercial real estate loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at June 30, 1998, has been allocated for these loans. In April 1998, the borrower completed the sale of a parcel of real estate securing this account. As a result of the sale, the Company received approximately $148,000 which was applied against the principal balance. Management believes the Company is adequately secured by the underlying collateral.

The following table presents the components of non-performing loans and other non-performing assets as the five most recent quarters ended:



                                                   1998                                  1997
                                         ---------------------------  ---------------------------------------------
                                          June 30,        March 31,    December 31,  September 30,        June 30,
                                          --------        ---------    ------------  -------------        --------
Non-performing loans
   Loans past due 90 days or more         $   55          $  132          $  171          $  134          $   61

   Non-accrual loans                         667             828             820             856             967
                                          ------          ------          ------          ------          ------

      Total non-performing loans             722             960             991             990           1,028

Other non-performing assets
Repossessed assets                            --              --              --              --              --
Real estate acquired through
   foreclosure                                --              --              --              --              --
                                          ------          ------          ------          ------          ------
      Total other non-performing assets       --              --              --              --              --
                                          ------          ------          ------          ------          ------

        Total non-performing assets       $  722          $  960          $  991          $  990          $1,028
                                          ======          ======          ======          ======          ======

Non-performing loans as a percentage
   of total loans                            .78%           1.08%           1.15%           1.19%           1.28%
Non-performing assets to assets              .52             .71             .74             .75             .79

Year 2000
---------

Management continues to work toward attaining Year 2000 ("Y2K") compliance. Prior to entering into agreements to purchase the computer and check imaging equipment discussed previously, vendors provided representations that the equipment and software were Y2K compliant. In addition, management intends to test computer hardware for compliance prior to it being installed.

During the second quarter of 1998, the Bank hosted a Y2K awareness seminar for customers and local businesses. This seminar presented an overview of the issues related to the century date change, along with outlining steps small to medium sized businesses can take to limit their exposure to the inherent risks.

In addition to the ongoing assessment and testing of equipment, software and vendors discussed in the 1997 Annual Report, the Company has implemented a program to assess the Y2K risk that might be presented by significant commercial customers. Self-assessment questionnaires were provided to these customers during the second quarter. A review and assessment of the responses should be completed during the third quarter. Customers who are identified as posing a significant Y2K risk, will be subject to periodic review and risk assessment similar to the Company's periodic loan quality review.

During the second quarter, the Company drafted a contingency plan outlining actions to be considered at various points in time for critical operational functions which fail to achieve Y2K compliance by specific dates. For items or vendors that are not compliant and have not achieved significant progress toward compliance by October 1, 1998, the Company will begin to implement applicable sections of the contingency plan to either replace the product or vendor, or implement an alternative procedure to mitigate the affected area.

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

It is not believed the efforts made by the Company to achieve Y2K compliance will have a material impact on the financial condition or results of operations of the Company. The expected outlay of funds directly related to the Y2K project is not expected to exceed $50,000, over the life of the project. While the outlay of funds is not considered to be material, the employee time devoted to the project has been and will continue to be significant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        (None)

Item 2. Changes in Securities

        (None)

Item 3. Defaults Upon Senior Securities

        (None)

Item 4. Submission of Matters to a Vote of Security Holders

     a) The annual meeting of stockholders was held May 20, 1998. Of 1,081,453 shares eligible to vote, 942,579 or 87.2% were voted in person or by proxy.

b) The following Class A directors were elected for a three year term expiring in 2001:

                                              Shares              Shares
                 Name                        in Favor            Withheld
                 ----                        --------            --------
             David L. Cox                     873,468              69,111
           Rodney C. Heeter                   868,827              73,752
           J. Michael King                    872,040              70,539

In addition to the above listed individuals, the following persons continue to serve as directors:

                 Ronald L. Ashbaugh              Bernadette H. Crooks
                 George W. Freeman                 Robert L. Hunter
                 Brain C. McCarrier                  John B. Mason
                 Elizabeth C. Smith

         c) The recommendation by the Board of Directors to ratify the appointment of S. R. Snodgrass, A.C., as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 941,529 shares in favor, 1,050 shares against.

Item 5. Other Information

        (None)

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial  Data Schedule (in  electronic  filing only)
         (b) Reports on Form 8-K

                  On April 13, 1998, the Company filed Form 8-K disclosing it had entered into an Agreement and Plan of Reorganization to acquire all of the outstanding stock of Peoples Savings Financial Corporation.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
(Registrant)


Date: August 13, 1998                     By: /s/ David L. Cox
      ---------------                         ----------------------------------
                                              David L. Cox
                                              President and CEO


Date: August 13, 1998                     By: /s/ John J. Boczar
      ---------------                         ----------------------------------
                                              John J. Boczar, CPA
                                              Treasurer