Form 10QSB
period 1998-09-30
EMCLAIRE FINANCIAL CORP
filed 1998-12-01
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
           OF 1934

For the transition period from                       to
                                --------------------    -------------------

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

Issuer's telephone number, including area code: (724) 867-2311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

As of November 27, 1998, there were 1,395,852 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB

Part I   Financial Information                                                              Page
                                                                                            ----
         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet, September 30, 1998 and
                           December 31, 1997                                                 3

                           Consolidated Statement of Income
                           Three months ended September 30, 1998 and 1997 and
                           Six months ended September 30, 1998 and 1997                      4

                           Consolidated Statement of Comprehensive Income
                           Three months ended September 30, 1998 and 1997 and
                           Six months ended September 30, 1998 and 1997                      5

                           Consolidated Statement of Changes in
                           Stockholders' Equity                                              6

                           Consolidated Statement of Cash Flows
                           Six months ended September 30, 1998 and 1997                      7

                           Notes to Consolidated Financial Statements                      8 - 10


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            11 - 18


Part II  Other Information

         Item 1.           Legal Proceedings                                                 19

         Item 2.           Changes in Securities                                             19

         Item 3.           Defaults Upon Senior Securities                                   19

         Item 4.           Submission of Matters to a Vote of Securities Holders             19

         Item 5.           Other Information                                                 19

         Item 6.           Exhibits and Reports on Form 8-K                                  19

         Signatures                                                                          20

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                                                       September 30,      December 31,
                                                                                           1998               1997
                                                                                      ----------------  ----------------
ASSETS
     Cash and due from banks                                                                 $  7,813          $   4,975
     Federal funds sold                                                                         3,500                  -
     Time deposits with other financial institutions                                              100                  -
     Investment securities:
         Available for sale                                                                    30,278             31,977
         Held to maturity (estimated market value
            of $3,486 and $6,053)                                                               3,428              6,057
     Loans                                                                                    132,091             86,144
     Less allowance for loan losses                                                             1,291                874
                                                                                      ---------------   ----------------
         Net loans                                                                            130,800             85,270
      Premises and equipment                                                                    3,680              2,619
      Accrued interest and other assets                                                         7,053              3,058
                                                                                      ---------------   ----------------
            TOTAL ASSETS                                                                     $186,652          $ 133,956
                                                                                      ===============   ================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                         $ 22,925          $  19,765
         Interest bearing demand                                                               20,480             17,276
         Savings                                                                               22,128             16,261
         Money market                                                                          20,370             18,077
         Time                                                                                  76,437             46,276
                                                                                      ---------------   ----------------
            Total deposits                                                                    162,340            117,655
     Obligation under capital lease                                                                30                 63
     Borrowed funds                                                                             2,001              2,200
     Accrued interest and other liabilities                                                     1,183                540
                                                                                      ---------------   ----------------
            TOTAL LIABILITIES                                                                 165,554            120,458
                                                                                      ---------------   ----------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
         authorized; none issued                                                                    -                  -
     Common stock, par value $1.25 per share; 12,000,000 shares
         authorized, 1,395,852 and 1,081,453 shares issued in 1998 and 1997                     1,745              1,352
     Additional paid in capital                                                                10,871              4,432
     Retained earnings                                                                          8,070              7,492
     Net unrealized gain on securities                                                            412                222
                                                                                      ---------------   ----------------
            TOTAL STOCKHOLDERS' EQUITY                                                         21,098             13,498
                                                                                      ---------------   ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $186,652          $ 133,956
                                                                                      ===============   ================



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     --------------------------------     -------------------------------
                                                          1998              1997              1998               1997
                                                          ----              ----              ----               ----
INTEREST INCOME
Loans, including fees                                 $  2,291          $  1,836          $  6,189           $  5,081
Interest bearing deposits in other banks                     -                 -                 1                  1
Federal funds sold                                          51                33               116                 65
Investment securities:
         Taxable                                           488               538             1,485              1,743
         Exempt from federal income tax                     48                44               144                140
                                              -----------------  ----------------  ----------------   ----------------
            Total interest income                        2,878             2,451             7,935              7,030
                                              -----------------  ----------------  ----------------   ----------------

INTEREST EXPENSE
     Deposits
                                                         1,143               920             3,075              2,708
     Borrowed funds                                         29                29                89                 39
     Lease obligation                                        -                 1                 2                  4
                                              -----------------  ----------------  ----------------   ----------------
            Total interest expense                       1,172               950             3,166              2,751
                                              -----------------  ----------------  ----------------   ----------------

NET INTEREST INCOME                                      1,706             1,501             4,769              4,279

Provision for loan losses                                   55                50               155                165
                                              -----------------  ----------------  ----------------   ----------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           1,651             1,451             4,614              4,114
                                              -----------------  ----------------  ----------------   ----------------

OTHER OPERATING INCOME
     Service fees on deposit accounts                      145               131               401                337
     Other                                                  56                32               139                 84
                                              -----------------  ----------------  ----------------   ----------------
            Total other operating income                   201               163               540                421
                                              -----------------  ----------------  ----------------   ----------------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                        603               577             1,805              1,687
     Occupancy, furniture and equipment                    241               165               625                508
     Other                                                 475               361             1,267              1,072
                                              -----------------  ----------------  ----------------   ----------------
            Total other operating expense                1,319             1,103             3,697              3,267
                                              -----------------  ----------------  ----------------   ----------------

Income before income taxes                                 533               511             1,457              1,268
Income taxes                                               169               160               452                388
                                              -----------------  ----------------  ----------------   ----------------

NET INCOME                                            $    364          $    351          $  1,005           $    880
                                              =================  ================  ================   ================

EARNINGS PER SHARE                                    $   0.31          $   0.32          $   0.90           $   0.81
DIVIDENDS PER SHARE                                       0.12              0.11              0.36               0.32


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE
                INCOME (Unaudited - dollars in thousands, except
                                 per share data)

                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                               1998        1997                     1998           1997
                                            -------    --------              -----------     ----------

Net Income                                  $   364     $   351                 $  1,005        $   880

Other comprehensive income, net of tax
     Unrealized gain on securities              188         155                      190             49
                                            --------   --------              -----------     ----------

COMPREHENSIVE NET INCOME                    $   552     $   506                 $  1,195        $   929
                                            ========   ========              ===========     ==========



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                EQUITY (Unaudited - dollars in thousands, except
                                 per share data)

                                                                                           Net
                                                        Additional                     Unrealized
                                          Common         Paid in        Retained         Gain on
                                           Stock         Capital        Earnings       Securities        Total
                                       -------------- --------------- --------------  -------------- ---------------
Balance December 31, 1997               $  1,352        $  4,432       $  7,492          $  222        $ 13,498

Net income                                                                1,005                           1,005
Dividends declared
     ($.36 per share)                                                      (389)                           (389)
Issuance of 314,399 shares of
     common stock in merger
     transaction (Note 2)                    393           6,439                                          6,832
Net unrealized gain on securities                                                           190             190
                                     ------------ --------------- --------------  -------------- ---------------
Balance September 30, 1998              $  1,745        $ 10,871       $  8,108          $  412        $ 21,136
                                     ============ =============== ==============  ============== ===============



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                                                 1998               1997
                                                                           -----------------  -----------------
OPERATING ACTIVITIES
     Net income                                                                    $  1,005            $   880
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                               498                449
            Net amortization of investment security
                discounts and premiums                                                  109                158
            Provision for loan losses                                                   155                165
            (Increase) decrease in accrued interest receivable                         (126)                60
            Increase in accrued interest payable                                       (136)                (2)
            Other, net                                                                 (192)              (156)
                                                                           -----------------  -----------------
                Net cash provided by operating activities                             1,313              1,554
                                                                           -----------------  -----------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                        3,000              4,000
            Held to maturity                                                          2,596              3,707
     Proceeds from sales of investment securities:
            Available for sale                                                            -              1,990
     Purchases of investment securities:
            Available for sale                                                         (543)            (1,503)
     Net loan originations                                                          (10,187)           (14,774)
     Purchases of premises and equipment                                             (1,034)              (150)
     Proceeds from sales of premises and equipment                                        -                 10
     Net proceeds from merger acquisition (Note 2)                                    2,232                  -
                                                                           -----------------  -----------------
                Net cash used for investing activities                               (3,936)            (6,720)
                                                                           -----------------  -----------------

FINANCING ACTIVITIES
     Net increase in deposits                                                         9,620                798
     Decrease in short-term borrowings                                                 (200)                 -
     Proceeds from borrowed funds                                                         -              2,000
     Payments for obligation under capital lease                                        (32)               (30)
     Cash dividends paid                                                               (427)              (351)
                                                                           -----------------  -----------------
                Net cash provided by financing activities                             8,961              2,417
                                                                           -----------------  -----------------

                Increase in cash and cash equivalents                                 6,338             (2,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        4,975              8,242
                                                                           -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 11,313           $  5,493
                                                                           =================  =================


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

2. MERGER ACQUISITION

At the close of business August 31, 1998, the Company completed the acquisition of Peoples Savings Financial Corporation ("Peoples"), in a transaction accounted for as a purchase. This transaction was consummated through the issuance of 314,399 shares of Emclaire common stock and a cash payment of $5,684,000, and was valued at approximately $12.6 million. Under the terms of the Agreement and Plan and of Reorganization dated April 7, 1998, and approved by shareholders of both companies on August 27, 1998, Peoples' wholly-owned subsidiary Peoples Savings Bank was merged into and became part of Farmers. The results of operations for the three branch offices acquired in this transaction are included in the accompanying financial statements since the date of acquisition As a result of this transaction, total consolidated assets increased approximately $42.1 million, including net fair value and identifiable intangible asset adjustments of $917,000, and goodwill of $2.6 million. The fair value adjustments and identifiable intangible assets are being amortized over 2 to 20 years. The resulting goodwill is being amortized over 25 years..

3. EARNINGS PER SHARE

In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128 "Earnings per Share". This statement requires the presentation of basic an diluted earnings per share. Basic earnings per share excludes the dilutive effects of such items as stock options, warrants and convertible securities, while diluted earnings per share reflects the dilutive effect of these common stock equivalents. The Company maintains a simple capital structure, thus resulting in no dilutive effects on earnings per share. For the three and nine month periods ending September 30, 1998 and 1997, the average number of shares outstanding totaled 1,183,974 and 1,081,453, and 1,116,002 and 1,081,453, respectively, after giving effect to a five percent stock dividend issued in December 1997.

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

The Company has opted to disclose comprehensive income in a separate financial statement, in which the components of comprehensive income are presented net of applicable income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended September 30, 1998 and 1997 (in thousands):


                                                                Three Months Ended September 30, 1998
                                                                -------------------------------------
                                                             Before             Tax              Net of
                                                           Tax Amount         Benefit          Tax Amount
                                                           ----------         -------          ----------
Unrealized gain on securities:
     Unrealized holding gain during the period              $   285           $    97           $   188
                                                            -------           --------          -------

         Other comprehensive income                         $   285           $    97           $   188
                                                            =======           =======           =======

                                                                Three Months Ended September 30, 1997
                                                                -------------------------------------
                                                             Before             Tax              Net of
                                                           Tax Amount         Benefit          Tax Amount
                                                           ----------         -------          ----------
Unrealized gain on securities:
     Unrealized holding loss during the period              $   235           $    80           $   155
                                                            -------           -------           -------

         Other comprehensive income                         $   235           $    80           $   155
                                                            =======           =======           =======

                                                                Nine Months Ended September 30, 1998
                                                                ------------------------------------
                                                             Before             Tax            Net of
                                                           Tax Amount         Benefit        Tax Amount
                                                           ----------         -------        ----------
Unrealized gain on securities:
     Unrealized holding gain during the period              $   288           $    98         $   190
                                                            --------         --------         -------

         Other comprehensive income                         $   288           $    98         $   190
                                                            =======          ========         =======

                                                                Nine Months Ended September 30, 1997
                                                                ------------------------------------
                                                             Before             Tax              Net of
                                                           Tax Amount         Benefit          Tax Amount
                                                           ----------         -------          ----------
Unrealized gain on securities:
     Unrealized holding gain during the period              $    74           $    25           $    49
                                                            --------          --------          -------

         Other comprehensive income                         $    74           $    25           $    49
                                                            =======           =======           =======


The components of accumulated other comprehensive income for the nine months ended September 30, 1998, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine months ended September 30, 1997, the net unrealized gain on securities had a beginning balance of $124, a net unrealized gain of $49, and an ending balance of $173.

5. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                         September 30,      December 31,
                                              1998              1997
                                        ----------------- -----------------

Commercial and industrial                      $  13,408         $  11,147
Real estate mortgages
     Residential                                  85,889            45,709
     Commercial and other                         17,879            15,188
Consumer                                          14,915            14,100
                                        ----------------- -----------------
                                                 132,091            86,144
Less allowance for loan losses                     1,291               874
                                        ----------------- -----------------
                                               $ 130,800         $  85,270
                                        ================= =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at September 30, 1998 and December 31, 1997, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

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

Comparison of the Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------

Net Income - Net income for the three months ended September 30, 1998 totaled $364,000 or $.31 per share, approximating the $351,000 or $.32 per share recorded during the same period in 1997, adjusted for the five percent stock dividend paid in December 1997. Net income showed only a modest increase due to increased operating costs, specifically, those associated with acquisition of Peoples Savings Financial Corporation, the completion of the data center, the upgrade of the main frame computer system, the transition to check imaging, and the opening of the de novo branch office in the Clarion Mall. These costs approximated the increases in net interest income and other income which rose $205,000 or 14% and $38,000 or 23%, respectively for the comparative three month periods ended September 30, 1998 and 1997.

The reported net income resulted in annualized returns on average assets and average equity of .91% and 8.81% for the quarter ended September 30, 1998, as compared to returns of 1.05% and 10.61% for the same period in 1997. Net income for the third quarter of 1998 as compared to the second quarter of 1998, represents an increase of $62,000 or 21%. This increase is attributable to the increase in net interest income, resulting from the increased volume of earning assets.

Interest Income - Interest income for the three months ended September 30, 1998 increased approximately $427,000 or 17% from the same period in 1997, due to the increase in the loan portfolio. The average balance of the loan portfolio for the quarter ended increased $24.9 million from the same period in 1997 to $106.7 million. The acquisition of Peoples represented approximately $11.7 million of the total average loan growth. The remainder of the increase is attributable largely to the increase in residential mortgage loans. The tax equivalent yield on the loan portfolio for the quarter decreased 42 basis points to 8.55% from the same period in 1997, due to the impact of the ongoing refinancing of mortgage loans, particularly residential mortgages.

Average investment securities for the third quarter of 1998 were $34.5 million resulting in a tax-equivalent yield of 6.45% for the quarter, compared to $38.9 million and 6.18% during the same period in 1997. Due to continuing loan demand, investment portfolio maturities generally are reinvested in the loan portfolio.

Despite the growth in the volume of average earning assets which increased $22.9 million for the third quarter of 1998 as compared to 1997, the tax equivalent yield on earning assets fell to 7.91% during the third quarter of 1998, as compared to 8.01% during the same period in 1997, due to the general decline in interest rates. With the recent actions taken by the Federal Reserve Board in lowering the discount rate, it is anticipated the yield on earning assets will continue to decline for the foreseeable future.

Interest expense - Interest expense increased $222,000 or 23% during the third quarter of 1998, as compared to the same period in 1997. The average volume of interest bearing liabilities during the quarter increased $18.4 million or 19% during the comparative periods. Approximately $11.6 million of this increase is attributable to the acquisition of Peoples. During the comparative quarters the overall rate paid on these liabilities rose from 3.83% to 3.98%. This higher cost of funds is due to a combination of factors, including the higher cost of funds of the deposit liabilities assumed in the merger, due to the concentration in higher yielding certificates of deposit, combined with the continuing efforts to use retail deposits to fund loan growth. The use of a Federal Home Loan Bank advance as an alternative source of funds, has also contributed to the increased cost of funds.

Despite the generally low interest rate environment, the ongoing competition for
deposit  customers  by  traditional  and   non-traditional   financial  services
providers, continues to affect the overall cost of funds.

Net Interest Income - As a result of the increase in interest income due to the increased volume of earning assets which more than offset the increase in interest expense, net interest income rose $205,000 or 14% for the quarter ended September 30, 1998, as compared to the same period in 1997. The net tax equivalent yield on earning assets for the quarter was 4.73%, a 22 basis point decline from the 4.95% yield earned during the same period in 1997.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced during the quarter, the provision for loan losses for the second quarter of 1998 totaled $55,000, as compared to $50,000 provided during the same period in 1997. In addition, the allowance for loan losses increased $349,000 as a result of the acquisition of Peoples.

Other operating income - Other operating income increased $36,000 or 22% for the third quarter of 1998, due principally to the impact of fees generated from new or enhanced products and services introduced during the second and third quarters of 1997, combined with the increase in the number of deposit accounts. During the second and third quarters of 1997, convenience fees levied on non-Farmers customers who use an ATM sponsored by Farmers National Bank were initiated, along with the introduction of the MasterMoney(TM) debit card. These changes resulted in new or additional fee income totaling $15,000 during the third quarter of 1998, as compared to the same period in 1997. The remaining increase in fee income is attributed to the increase in the number of deposit accounts, principally overdraft charges.

Other Operating Expense - During the third quarter of 1998, total other operating expenses increased $214,000 or 19% to $1.3 million from the same period in 1997. The rise in other operating expenses is due to a combination of recurring and non-recurring expenditures. Recurring expenditures included the costs of operating a de novo branch office facility opened in March 1998, costs associated with the operation of the data center, increases in recurring expenses for such things as salaries and employee benefits, equipment service contracts and ATM network fees; and operating costs for the three branch offices acquired in the merger, which impacted all aspects of operating expenses. Non-recurring costs were recorded related to the promotion and implementation of the check imaging system, and for transition costs related to the merger.

The operation of the Clarion Mall office resulted in approximately $68,000 of additional operating expenses during the third quarter of 1998. These costs are considered to be recurring, and can be expected to be subject to periodic increases for such items as salary and benefit adjustments, office rent escalation and other costs normally subject to inflationary or pricing increases. While the results of operations for this office are in line with projections, overall deposit and loan growth to date remain short of the projected results.

As a result of the expansion of the branch office network, salary and employee benefit costs increased $26,000 or 5% to $603,000 for the third quarter of 1998 as compared to $577,000 during the same period in 1997. The de novo office and former Peoples' offices resulted in a net increase in employee related costs of approximately $32,000. This more than offset the $30,000 reduction in the profit sharing accrual during the comparative quarters. In addition, periodic salary adjustments and scheduled employee health insurance premiums account for the balance of the increase.

Occupancy and equipment costs increased $74,000 or 45% during the third quarter of 1998, as compared to the same period in 1997. The additional branch offices and data center accounted for $40,000 of the increase. Periodic costs associated with equipment service contracts accounted for $15,000 of the increase. These costs relate principally to maintenance agreements on the Bank's data and document processing equipment. During the third quarter of 1998, main frame computer equipment was upgraded, and a check imaging program was implemented. Depreciation expense related those aspects of these projects that are completed and operational amounted to approximately $9,000 for the quarter. During the third quarter, a project to enhance the wide area network was initiated. This will entail adding the three branches acquired in the merger to the network and expanding the processing capacity of the entire network. The capital outlay for this project is expected to approximate $100,000.

Other operating expense increased $114,000 or 32% during the third quarter of 1998, as compared to the same period in 1997 and totaled $475,000. Non recurring costs incurred during the latest quarter included $16,000 related to the promotion of the check imaging service, and $10,000 in transition expenses related to the merger, and approximately $6,000 in line charges related to the wide area network project. Additional non-recurring expenses related to these projects are expected to be incurred during the fourth quarter, and are expected to total approximately $18,000. Recurring costs increased during the comparative quarter due to items such as: increased ATM and debit card processing fees which increased $14,000 or 59% to $36,000; printing and supplies increased $28,000 to $61,000 due to costs associated with opening the expanded branch network, and the conversion to check imaging. During the third quarter, management changed long distance telephone providers to reduce the cost of telephone voice communications. This change which became effective during the fourth quarter should reduce the voice communications costs at existing offices by approximately 20%. This savings should help to offset the costs associated with the branch offices added as a result of the merger. As a result of the acquisition of Peoples, amortization costs related to identifiable intangible assets and goodwill increased approximately $15,000 during the quarter. The amortization costs related to the acquisition of Peoples are expected to amount to approximately $180,000 annually.

Income Taxes - The provision for income taxes of $169,000 for the three months ended September 30, 1998, approximated the $160,000 recorded during the same period of 1997. Income taxes as a percentage of pre-tax earnings was approximately 31% for the comparative three month periods.

Comparison of the Nine Months Ended September 30, 1998 and 1997
---------------------------------------------------------------

Net Income - Net income for the nine months ended September 30, 1998 totaled $1.0 million or $.90 per share, as compared to $880,000 or $.81 per share for the same period in 1997, an increase of $125,000 or 14%.

Net Interest Income - Net interest income increased $490,000 or 11% during the first nine months of 1998, as compared to the same period in 1997. As discussed in the "Comparison of the Three Months Ended September 30, 1998 and 1997" section of this report, the increase in loan volume has been principally responsible for the increase in net interest income. For the nine months ended September 30, 1998 the net tax equivalent yield on earning assets was 4.85%, equaling the yield for the same period in 1997.

Provision for Loan Losses - The provision for loan losses for the first six months of 1998 totaled $155,000, as compared to $165,000 recorded during the same period in 1997. As discussed in the quarter to quarter comparison, the allowance for loan losses increased an additional $349,000 as a result of the acquisition of Peoples.

Other Operating Income - Other operating income of $538,000 represents an increase of $117,000 or 28% for the comparative year-to-date periods. The increase is largely attributed to the impact of ATM convenience charges and debit card fees, combined with the increase in overdraft charges as a result of the increased number of accounts, as discussed in the quarter-to-quarter comparison.

Other Operating Expense - For the first nine months of 1998 other operating expenses totaled $3.7 million as compared to $3.3 million for the same period in 1997, an increase of $428,000 or 13%. Total operating costs for the Clarion Mall and merged offices accounted for approximately $230,000 of the total increase. Non-recurring charges related to check imaging promotion, merger transition costs and computer network upgrades totaled $32,000. The remaining increase can be attributed to increases in normal recurring costs such as, ATM and debit card operating costs which increased $35,000, telephone, and printing and supplies which increased $6,000 and $27,000 (net of costs related to the branch operations and non-recurring previously discussed). Software amortization costs increased $11,000 due to the computer and check imaging applications. Correspondent and check clearing fees increased $11,000 due largely the increased volume, while losses on customer accounts increased $16,000, due to a loss incurred in the in the first quarter of 1998.

Income Taxes - The provision for income taxes for the first nine months of 1998 totaled $452,000, as compared to $338,000 during the same period in 1997. The increase is attributed to the increase in pre-tax income. For the nine months ended September 30, 1998, income tax expense represented 31% of pre-tax income, as compared to 30% for the same period in 1997.

Financial Condition
-------------------

As previously discussed, the Company completed the acquisition of Peoples Savings Financial Corporation as to the close of business August 31, 1998. As a result of this transaction, total consolidated assets increased approximately $42.1 million, including net fair value and identifiable intangible asset adjustments of $917,000; and goodwill adjustments of $2.6 million. Total liabilities and shareholders' equity increased $35.2 million and $6.9 million, respectively.

At September 30, 1998, the Company reported total consolidated assets of $186.7 million, an increase of $52.7 million or 39.3% from December 31, 1997. Excluding the effects of acquisition, Total assets increased $10.6 million, or 7.9 % from operations. This increase in total assets since December 31, 1997, resulted from an increase in total deposits which rose $9.7 million or 8.3%, exclusive of the impact of the merger. Considering the effects of the acquisition, total deposits rose $44.7 million, or 38.0%.

Total loans, excluding those acquired in the merger, increased $10.7 million or 12.5%. At September 30, 1998 the loan portfolio totaled $132.1 million, an increase of $45.9 million, or 53.3% during the first nine months of 1998. The increase in the loan portfolio from operations represents a decline of $4.0 million from the $14.7 million increase during the first nine months of 1997. The increase is attributed to continuing customer loan demand, particularly demand for residential mortgage loans, which increased $1.3 million from December 31, 1997. Commercial and other real estate loans increased $1.2 during the same period. The three offices opened or acquired in 1996 continue to account for the majority of the loan growth providing $4.4 million or 72% of the growth experienced during the first half of 1998.

During the third quarter of 1998, management commenced a project to improve the Bank's data processing capabilities by upgrading the main frame computer and core application software. In addition to upgrading the computer system, a check imaging system was also implemented. The combined capital outlay for the computer upgrade and check imaging system is expected to total approximately $525,000. This project is expected to be fully completed during the fourth quarter of 1998. In addition to the computer system upgrade, approximately $105,000 has been earmarked for changes to the wide area computer network, including the addition of the merger offices to the network. This project is also expected to be completed by year end.

Stockholders' equity of $21.1 million at September 30, 1998, represented a $7.6 million or 56.3% increase from December 31, 1997, due principally from the $6.8 million resulting from the issuance of 314,399 common shares to complete the merger. At September 30, 1998, the Company had Tier 1 risk-based, total risk-based and leverage capital ratios of 15.3%, 16.5% and 7.4%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, particularly net income of $1,005,000, depreciation and amortization of $498,000, and the provision for loan losses of $155,000, provided cash totaling $1.3 million which was used to fund investing activities during the first nine months of 1998.

As a result of the continuing loan demand previously discussed, financing activities used approximately $3.9 million in funds during the nine months ended September 30, 1998, as compared to $6.7 million used during the same period in 1997. Net loan originations, exclusive of the loans obtained in the merger, used $10.2 million and was partially funded by net investment maturities which totaled approximately $5.1 million. By comparison, during the first nine months of 1997, net loan originations totaled $14.8 million, which was partially funded by net investment maturities and sales totaling $8.2 million. In addition, approximately $1 million was used during the first nine months of 1998 for the purchase premises and equipment. These funds were used principally toward the construction and furnishing of the data center facility, and the acquisition of computer and check imaging equipment. The acquisition of Peoples Savings Financial Corporation resulted in a net source of cash as the cash received in the merger, principally interest bearing deposits with other financial institutions exceeded the cash portion of the merger consideration.

Financing activities through the nine months ended September 30, 1998 provided approximately $8.9 million, due principally to the net increase in deposits of $9.6 million, exclusive of the deposit liabilities assumed in the acquisition of Peoples. During the same period of 1997, financing activities provided approximately $2.4 million of funds due to an increase in borrowed funds of $2 million and a $798,000 net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as lines of credit available with a correspondent bank. At September 30, 1998, two short-term credit facilities were available through the Federal Home Loan Bank, including a revolving line of credit of approximately $4.6 million, and a second revolving facility with a maximum borrowing of $10 million.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At September 30, 1998, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $1,145,000. Non-performing loans totaling $441,000 were acquired in the acquisition of Peoples, of which $291,000 are nonaccrual. These loans are generally secured by residential real estate and collection is actively being pursued. As of September 30, 1998, Management does not believe any of these loans presents any significant risk of loss.

Of the non-performing loans, $531,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at September 30, 1998, has been allocated for these loans. During the third quarter of 1998, the borrower provided a $6,000 payment which was applied against the principal balance. Management believes the Company is adequately secured by the underlying collateral.

Other real estate owned consists of four parcels of residential real estate acquired in the merger. Since September 30, 1998, one parcel has been sold, while two others are under agreements to sell. If these transactions are completed, it is expected no loss will result from the disposition of these properties.

The following table presents the components of non-performing loans and other non-performing assets as the five most recent quarters ended:

                                                                 1998                                 1997
                                              ------------------------------------------  -----------------------------
                                               September 30,   June 30,     March 31,     December 31,   September 30,
                                               -------------   --------     ---------     ------------   -------------
Non-performing loans
    Loans past due 90 days or more                 $   204       $   55        $  132       $  171       $  134
    Nonaccrual loans                                   941          667           828          820          856
                                                      ----         ----          ----         ----         ----
      Total non-performing loans                     1,145          722           960          991          990
Other non-performing assets
Repossessed assets                                       -            -             -            -            -
Real estate acquired through
    foreclosure                                        337            -             -            -            -
                                                      ----         ----          ----         ----         ----
      Total other non-performing assets                337            -             -            -            -
                                                      ----         ----          ----         ----         ----
        Total non-performing assets                $ 1,482       $  722        $  960       $  991       $  990
                                                   =======       ======        ======       ======       ======

Non-performing loans as a percentage
    of total loans                                     .87%         .78%         1.08%        1.15%        1.19%
Non-performing assets to assets                        .79          .52           .71          .74          .75


Year 2000
---------

The following discussion of the implications of the Year 2000 ("Y2K") compliance issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete various aspects of the project are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors.

Management continues to work toward attaining Year 2000 ("Y2K") compliance. Prior to entering into agreements to purchase the computer and check imaging equipment discussed previously, vendors provided representations that the equipment and software were Y2K compliant. In addition, management tested computer hardware for compliance prior to it being installed.

In addition to the ongoing assessment and testing of equipment, software and vendors discussed in the 1997 Annual Report, the Company has implemented a program to assess the Y2K risk that might be presented by significant commercial customers. Self-assessment questionnaires were provided to these customers during the second quarter. A review and assessment of the responses was completed during the third quarter. This process will be applied to new commercial customers, and will be periodically updated for existing customers as the century date change approaches.

During the third quarter, the Company began drafting its Y2K test program to allow for the documented testing of its mission critical software applications. This program will be coordinated with the existing contingency plan outlining actions to be considered at various points in time for critical operational functions which fail to achieve Y2K compliance by specific dates. It is expected that testing of the mission critical applications will be substantially completed by January 31, 1998.

All software programs used by the Company are purchased directly from vendors, and are not modified internally by the Company. This eliminates the need for the direct hiring of programmers to rewrite or modify computer software.

Management believes that substantially all date reliant equipment and software will be tested and, if needed, upgraded or replaced by March 31, 1999. In addition, assessments of significant vendors, service providers and customers have also be completed. Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

It is not believed the efforts made by the Company to achieve Y2K compliance will have a material impact on the financial condition, liquidity or results of operations of the Company. The expected outlay of funds directly related to the Y2K project is not expected to exceed $50,000, over the life of the project. While the outlay of funds is not considered to be material, the employee time devoted to the project has been and will continue to be significant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         (None)

Item 2. Changes in Securities

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders was held August 27, 1998, to consider and vote on the proposal to approve the Agreement and Plan of Reorganization, dated April 7, 1998 by and between Emclaire Financial Corp. and The Farmers National Bank of Emlenton, and Peoples Savings Financial Corporation and Peoples Savings Bank. Of the 1,081,453 shares eligible to vote, 898,798 or 83.1% were voted in person or by proxy. Of the total shares voted, 898,451 were cast in favor of the proposal, no shares were cast against the proposal, and 347 shares abstained.

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial  Data Schedule (in  electronic  filing only)
         (b) Reports on Form 8-K

                  On September 1, 1998, the Company filed Form 8-K disclosing it had completed the acquisition of all of the outstanding stock of Peoples Savings Financial Corporation, under the terms of the Agreement and Plan of Reorganization dated April 7, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
(Registrant)


Date: November 30, 1998                  By: /s/ David L. Cox
      -----------------                      -----------------------------------
                                             David L. Cox
                                             President and CEO


Date: November 30, 1998                  By: /s/ John J. Boczar
      -----------------                      -----------------------------------
                                             John J. Boczar, CPA
                                             Treasurer