Form 10KSB
period 1998-12-31
EMCLAIRE FINANCIAL CORP
filed 1999-04-14
CIK 858800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED For the fiscal year ended December 31, 1998,
               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
         transition period from                 to                .
                                ---------------    ---------------

Commission File No. 000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                25-1606091
-------------------------                       --------------------------------
(State or Other Jurisdiction of Incorporation   I.R.S. Employer or Organization)
                                                Identification No.

612 Main Street, Box D, Emlenton, Pennsylvania                   16373
----------------------------------------------               -------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (724) 867-2311
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $12,136,000

     As of March 19, 1999, there were issued and outstanding 1,395,852 shares of the registrant's Common Stock.

     The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 15, 1999, was $22,507,791 ($19.75 per share based on 1,139,635 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Parts I, II, and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

The Bank was organized in 1900 as a national banking association, and operates under the supervision of the Office of the Comptroller of the Currency ("OCC"). The Bank operated from a single office until 1978 when it opened its first branch office in Eau Claire. A second branch was established in Clarion in 1985. During 1991, the Bank acquired the East Brady and Emlenton branch operations of Mellon Bank. The Emlenton office of Mellon Bank was closed and donated to the Borough of Emlenton while the deposit accounts were transferred to the existing Emlenton office. In 1996, the fifth and sixth offices were established in Bon Aire Plaza in Butler, and in a grocery store located in Knox. In September 1996, the Knox branch operation of Mellon Bank was acquired. In March 1998, an eighth office was opened in the Clarion Mall. On August 31, 1998, the Company completed the acquisition of Peoples Savings Financial Corporation and its wholly-owned subsidiary Peoples Savings Bank. The three offices of Peoples Savings Bank, located in Ridgway, DuBois and Brookville, now operate as branch offices of the Bank. See note in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

The Bank operates as a full-service community bank, offering a variety of financial services to meet the needs of its markets served. Those services include accepting time and demand deposits from the general public and together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition funds are also used to purchase investment securities.

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

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 24.3% of the total loan portfolio at December 31, 1998. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operating funds, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans under various government guaranteed student loan programs. These loans are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection

Loans to One Borrower. National banks are subject to limits on the amount of credit which they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 1998, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $2.5 million. At December 31, 1998, the Bank's largest aggregation of loans to one borrower was approximately $1,999,000 of loans secured by commercial real estate and equipment. At December 31, 1998, all of these loans were performing in accordance with their terms.

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

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Interest rates on deposits are reviewed weekly by management, who considers a number of factors including (1) the Bank's internal cost of funds;
(2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank's liquidity position.

Subsidiary Activity

The Company has one wholly-owned subsidiary, the Bank, a national association. As of December 31, 1998, the Bank had no subsidiaries.

Personnel

At December 31, 1998, the Bank had 88 full time equivalent employees. None of its employees are represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Competition

The Bank competes with regional and other community commercial banks, thrift institutions, credit unions, and non financial institution entities such as mutual funds and securities brokers, for deposit customers, in its primary market area of Venango, Butler, Clarion, Clearfield, Elk, Jefferson and northern Armstrong Counties. In addition to competing financial institutions, the Bank also competes with mortgage brokers, mortgage banking companies and consumer finance companies for loan customers.

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

Dividend Restrictions - Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled approximately $748,000 at December 31, 1998. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

Beginning  January 1,  1997,  pursuant  to the  Economic  Growth  and  Paperwork
Reduction Act of 1996 (the "Act"), the Bank paid, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, will pay, in addition to their normal deposit insurance premium, ranging between 0 to 27 basis points, approximately 6.4 basis points. Deposits acquired by the Bank in the acquisition of Peoples Savings Bank are assessed at the SAIF rate for FICO Bond Retirement. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF.

Enforcement Powers of Federal Banking Agencies - Federal Banking agencies possess broad powers to take corrective and other supervisory action deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "under capitalized" or "critically undercapitalized". At December 31, 1998, the Bank exceeded the required ratios for classification as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

At December 31, 1998, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 14 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

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
---------------------------------

(a) Properties.

The Company owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Company pays no rent or other form of consideration for the use of this facility. The Bank has eleven offices located in Venango, Butler, Clarion, Clearfield, Elk, and Jefferson counties, Pennsylvania. The Bank's total investment in office property and equipment was $5.6 million with a net book value of $3.6 million at December 31, 1998.

Main Office                    Eau Claire Office                 Clarion Office
-----------                    -----------------                 --------------
612 Main Street                207 South Washington Street       Sixth and Wood Streets
Emlenton, Pennsylvania         Eau Claire, Pennsylvania          Clarion, Pennsylvania
Venango County                 Butler County                     Clarion County

East Brady Office              Bon Aire Office                   Knox 338 Office         Knox Main Street Office
-----------------              ---------------                   ---------------         -----------------------
Broad and Brady Streets        1101 North Main Street            Rt. 338 South           Main and State Streets
East Brady, Pennsylvania       Butler, Pennsylvania              Knox, Pennsylvania      Knox, Pennsylvania
Clarion County                 Butler County                     Clarion County          Clarion County

Clarion Mall Office            Ridgway Office                    DuBois Office           Brookville Office
-------------------            --------------                    -------------           -----------------
Clarion Mall, Room 400         173 Main Street                   17 W. Long Avenue       263 Main Street
RD 3                           Ridgway, Pennsylvania             DuBois, Pennsylvania    Brookville, Pennsylvania
Clarion, Pennsylvania          Elk County                        Clearfield County       Jefferson County
Clarion County


All offices are owned by the Bank, except for the Bon Aire, Knox 338, Clarion Mall and DuBois offices which are leased. The Bon Aire office is a unit in the Bon Aire Plaza operated under a 5 year lease with an option to renew. The Knox 338 office is located in a supermarket, and is operated under a 5 year lease commencing in 1996 with three (3) options to renew. The Clarion Mall office is leased for 5 years with two (2) options to renew. The DuBois office is leased on a month-to-month basis. The Bank also maintains a remote ATM facility located in a supermarket in East Brady.

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
-------------------------------------------------------------

No matters were submitted to stockholders for a vote during the quarter ended December 31, 1998.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

The information contained under the section captioned "Common Stock Information" in the Company's Annual Report for the fiscal year ended December 31, 1998, is incorporated herein by reference.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(b) of the Exchange Act
--------------------------------------

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

     4    Specimen Stock Certificate of Emclaire Financial Corp. ***

     10 Form of Change in Control Agreement between Registrant and three (3) executive officers. **

     11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report).

     13 Annual Report to Stockholders for the fiscal year ended December 31, 1998.

     21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

     27   Financial Data Schedule ****

(b)  Reports on Form 8-K.

     None

---------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996
** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1996.
*** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1997.
***  Only in electronic filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EMCLAIRE FINANCIAL CORP.

Dated:  March 31, 1999         By:   /s/ David L. Cox
                               -----------------------------------------------
                               David L. Cox
                               President, Chief Executive Officer, and Director
                               (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ David L. Cox                                       By:   /s/ John J. Boczar
   ---------------------------------------------                ----------------------------------------
      David L. Cox                                                 John J. Boczar
      President, Chief Executive Officer, and Director             Treasurer (Principal Financial and
      (Principal Executive Officer)                                Accounting Officer)

Date: March 31, 1999                                         Date: March 31, 1999


By:   /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
   ---------------------------------------------                ----------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 31, 1999                                         Date: March 31, 1999


By:   /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
   ---------------------------------------------                ----------------------------------------
      Bernadette H. Crooks                                         George W. Freeman
      Director                                                     Director

Date: March 31, 1999                                         Date: March 31, 1999


By:   /s/ Rodney C. Heeter                                   By:
   ---------------------------------------------                ----------------------------------------
      Rodney C. Heeter                                             Robert L. Hunter
      Director                                                     Director

Date: March 31, 1999                                         Date:


By:   /s/ J. Michael King                                    By:   /s/ John B. Mason
   ---------------------------------------------                ----------------------------------------

      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 31, 1999                                         Date: March 31, 1999


By:
   ---------------------------------------------
      Elizabeth C. Smith
      Director

Date:


                                       12