Form 10QSB
period 1999-03-31
EMCLAIRE FINANCIAL CORP
filed 1999-05-17
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999
                                      --------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                       to
                               --------------------     ------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing rquirements for the past 90 days.  Yes  X        No
                                                              ---          ---

As of May 10, 1999, there were 1,395,852 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I     Financial Information                                            Page
                                                                            ----

           Item 1. Consolidated Financial Statements (Unaudited) Consolidated Balance Sheet, March 31, 1999 and
                        December 31, 1998                                      3

                        Consolidated Statement of Income
                        Three months ended March 31, 1999 and 1998             4

                        Consolidated Statement of Changes in
                        Stockholders' Equity                                   5

                        Consolidated Statement of Cash Flows
                        Three months ended March 31, 1999 and 1998             6

                        Notes to Consolidated Financial Statements         7 - 8


           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               9 - 14


Part II    Other Information

           Item 1.      Legal Proceedings                                     14

           Item 2.      Changes in Securities                                 14

           Item 3.      Defaults Upon Senior Securities                       14

           Item 4.      Submission of Matters to a Vote of Securities Holders 14

           Item 5.      Other Information                                     14

           Item 6.      Exhibits and Reports on Form 8-K                      14

           Signatures                                                         15

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                       ----------------  ----------------
ASSETS
     Cash and due from banks                                                                 $  22,165          $  8,989
     Time deposits with others                                                                       -               100
     Federal funds sold                                                                              -             9,700
     Investment securities:
         Available for sale                                                                     27,039            28,929
          Held to maturity (estimated market value
            of $3,354 and $3,419)                                                                3,334             3,392
      Loans                                                                                    132,914           134,249
      Less allowance for loan losses                                                             1,324             1,336
                                                                                       ----------------  ----------------
         Net loans
                                                                                               131,590           132,913
     Premises and equipment                                                                      3,553             3,625
     Accrued interest and other assets                                                           6,471             6,484
                                                                                       ----------------  ----------------

            TOTAL ASSETS                                                                     $ 194,152         $ 194,132
                                                                                       ================  ================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                         $  25,119         $  24,746
         Interest bearing demand                                                                20,656            22,026
         Savings                                                                                22,614            22,527
         Money market                                                                           22,017            21,381
          Time                                                                                  79,533            79,190
                                                                                       ----------------  ----------------
            Total deposits
                                                                                               169,939           169,870
     Obligation under capital lease                                                                  8                19
     Borrowed funds                                                                              2,000             2,000
     Accrued interest and other liabilities                                                      1,152             1,142
                                                                                       ----------------  ----------------
            TOTAL LIABILITIES
                                                                                               173,099           173,031
                                                                                       ----------------  ----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
         authorized; none issued                                                                     -                 -
     Common stock, par value $1.25 per share;
         12,000,000 shares authorized, 1,395,852 shares issued and outstanding                   1,745             1,745
     Additional paid in capital                                                                 10,871            10,871
     Retained earnings                                                                           8,385             8,192
     Net unrealized gain on securities                                                              52               293
                                                                                       ----------------  ----------------
            TOTAL STOCKHOLDERS' EQUITY                                                          21,053            21,101
                                                                                       ----------------  ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 194,152         $ 194,132
                                                                                       ================  ================

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)

                                                       Three Months Ended March 31,
                                                            1999           1998
                                                       -----------    ----------
INTEREST INCOME
     Loans, including fees                             $    2,702     $    1,926
     Interest bearing deposits in other banks                  25           --
     Federal funds sold                                       119             12
     Investment securities:
         Taxable                                              429            513
         Exempt from federal income tax                        46             52
                                                       ----------     ----------
            Total interest income                           3,321          2,503
                                                       ----------     ----------

INTEREST EXPENSE
     Deposits                                               1,429            958
     Borrowed funds                                            28             29
     Lease obligation                                        --                1
                                                       ----------     ----------
            Total interest expense                          1,457            988
                                                       ----------     ----------

NET INTEREST INCOME                                         1,864          1,515

Provision for loan losses                                      44             45
                                                       ----------     ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              1,820          1,470
                                                       ----------     ----------

OTHER OPERATING INCOME
     Service fees on deposit accounts                         138            122
     Other                                                     46             37
                                                       ----------     ----------
            Total other operating income                      184            159
                                                       ----------     ----------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                           689            584
     Occupancy, furniture and equipment                       259            183
     Other                                                    487            374
                                                       ----------     ----------
            Total other operating expense                   1,435          1,141
                                                       ----------     ----------

Income before income taxes                                    569            488
Income taxes                                                  181            149
                                                       ----------     ----------

NET INCOME                                             $      388     $      339
                                                       ==========     ==========

EARNINGS PER SHARE                                     $     0.28     $     0.31
DIVIDENDS PER SHARE                                          0.14           0.12

AVERAGE SHARES OUTSTANDING                              1,395,852      1,081,453


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                                   Net
                                                                Additional                     Unrealized
                                                  Common          Paid in        Retained      Gain (Loss)
                                                   Stock          Capital        Earnings     on Securities      Total
                                               --------------  -------------- --------------- -------------- ---------------

Balance December 31, 1998                           $  1,745        $ 10,871        $  8,192         $  293        $ 21,101

Comprehensive income:
     Net income                                                                          388                            388
     Other comprehensive income, net
         Unrealized losses on securities
         of $365                                                                                       (241)           (241)
                                                                                                             ---------------
Total comprehensive income                                                                                              147

Dividends declared
     ($.14 per share)                                                                   (195)                          (195)
                                               --------------  -------------- --------------- -------------- ---------------

Balance March 31, 1999                              $  1,745        $ 10,871        $  8,385         $   52        $ 21,053
                                               ==============  ============== =============== ============== ===============





















See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                       Three Months Ended March 31,
                                                                            1999         1998
                                                                        ----------  --------------

OPERATING ACTIVITIES
     Net income                                                          $    388    $    339
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                     243         153
            Net amortization of investment security
                discounts and premiums                                         35          32
            Provision for loan losses                                          44          45
            (Increase) decrease in accrued interest receivable                 59        (107)
            Increase in accrued interest payable                               19          25
            Other, net                                                        (79)        174
                                                                         --------    --------
                Net cash provided by operating activities                     709         661
                                                                         --------    --------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                              1,500       1,000
            Held to maturity                                                   48       1,488
     Net loan (originations) repayments                                     1,258      (3,113)
     Purchases of premises and equipment                                      (26)       (377)
     Other                                                                    124        --
                                                                         --------    --------
                Net cash used for investing activities                      2,904      (1,002)
                                                                         --------    --------

FINANCING ACTIVITIES
     Net increase in deposits                                                  69       2,017
     Decrease in short-term borrowings                                       --          (200)
     Payments for obligation under capital lease                              (11)        (11)
     Cash dividends paid                                                     (195)       (130)
                                                                         --------    --------
                Net cash provided by financing activities                    (137)      1,676
                                                                         --------    --------

                Increase in cash and cash equivalents                       3,476       1,335

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             18,689       4,975
                                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 22,165    $  6,310
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

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,395,852 and 1,081,453 for 1999 and 1998, respectively.

3. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income for the three months ended March 31,, 1999, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 1998 the net unrealized gain on securities had a beginning balance of $222,000, a net unrealized loss of $7,000, and an ending balance of $215,000. This net unrealized loss on securities resulted in total comprehensive net income of $332,000, for the three months ended March 31, 1998.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                     March 31,      December 31,
                                       1999            1998
                                  --------------- -----------------

Commercial and industrial              $  15,479         $  14,223
Real estate mortgages
     Residential                          84,950            87,137
     Commercial and other                 17,906            18,381
Consumer                                  14,579            14,508
                                  --------------- -----------------
                                         132,914           134,249
Less allowance for loan losses
                                           1,324             1,336
                                  --------------- -----------------

                                       $ 131,590         $ 132,913
                                  =============== =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at March 31, 1999 and December 31, 1998, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Emclaire Financial Corp. ("Emclaire" or the "Company") is the parent holding company for the Farmers National Bank of Emlenton ("Farmers" or the "Bank"). The following discussion and analysis is intended to provide information about the financial condition and results of operation of the Company and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this quarterly report.

Certain information presented in this report and other statements concerning future performance, developments or events, and expectations for growth and market forecasts constitute forward-looking statements which are subject to a number of risks and uncertainties, including interest rate fluctuations, changes in local or national economic conditions, and government and regulatory actions which might cause actual results to differ materially from stated expectations or estimates.

Comparison of the Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------

Net Income - Net income for the three months ended March 31, 1999 totaled $388,000 or $.28 per share, as compared to $339,000 or $.31 per share recorded during the same period in 1998. Net income showed a modest increase of 14% due to the rise in net interest income related to the increase in the volume of net earning assets due principally to the acquisition of Peoples Savings Bank ("Peoples Savings") in August 1998. The increase in net interest income offset the rise in overhead associated with the additional branch operations.

The reported net income resulted in annualized returns on average assets and average equity of .81% and 7.43% for the quarter ended March 31, 1999, as compared to returns of 1.02% and 10.01% for the same period in 1998. The decline in these returns is related to the increase in stockholders' equity and shares outstanding as a result of the Peoples Savings acquisition.

Interest Income - Interest income for the three months ended March 31, 1999 increased approximately $818,000 or 33% from the same period in 1998, due to the increase in average earning assets, specifically the loan portfolio. The average balance of the loan portfolio for the quarter ended increased $45.6 million from the same period in 1998 to $133.6 million. The acquisition of Peoples represented approximately $35.5 million of the total average loan growth. The remainder of the increase is attributable largely to the increase in residential mortgage loans. The tax equivalent yield on the loan portfolio for the quarter decreased 73 basis points to 8.28% from the same period in 1998, due to the impact of the decline in interest rates. The prime interest rate was reduced three times, totaling 75 basis points during 1998, with the first reduction occurring in September 1998. This lower interest rate environment affected existing variable rate loans, and reduced the rates of return on new loan originations and refinancings.

Average investment securities for the first quarter of 1999 were $31.4 million resulting in a tax-equivalent yield of 6.44% for the quarter, compared to $37.4 million and 6.41% during the same period in 1998. As a result of the slowing of loan growth over the past several months, management expects excess liquidity and investment securities maturities will be reinvested in the investment portfolio.

Despite the growth in the volume of average earning assets which increased $52.8 million for the first quarter of 1999 as compared to 1998, the tax equivalent yield on earning assets fell to 7.63%as compared to 8.21% during the same period in 1998, due to the general decline in interest rates, previously discussed.

Interest expense - Interest expense increased $469,000 or 48% during the first quarter of 1999, as compared to the same period in 1998. The average volume of interest bearing liabilities during the quarter increased $45.7 million or 45% during the comparative periods. Approximately $35.0 million of this increase is attributable to the acquisition of Peoples Savings. During the comparative quarters the overall rate paid on these liabilities rose from 3.97% to 4.03%. This higher cost of funds is due principally to the higher cost of funds of the deposit liabilities assumed in the merger, due to the concentration in higher yielding certificates of deposit.

Despite the generally low interest rate environment, the ongoing competition for
deposit  customers  by  traditional  and   non-traditional   financial  services
providers, continues to affect the overall cost of funds.

Net Interest Income - As a result of the increase in interest income due to the increased volume of earning assets which more than offset the increase in interest expense, net interest income rose $349,000 or 23% for the first quarter of 1999, as compared to the same period in 1998. The net tax equivalent yield on earning assets for the quarter was 4.23%, a 71 basis point decline from the 5.04% yield earned during the same period in 1998.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the slowing of loan demand during the quarter, the provision for loan losses for the first quarter of 1999 totaled $44,000, as compared to $45,000 provided during the same period in 1998.

Other operating income - Other operating income increased $25,000 or 16% for the first quarter of 1999, due principally to the impact of fees on deposit accounts, particularly overdraft fees, related to the increase in the number of deposit accounts. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage. Combined, these fees accounted for $24,000 of the total increase in other operating income.

Other Operating Expense - During the first quarter of 1999, total other operating expenses increased $294,000 or 26% to $1.4 million from the same period in 1998. The rise in other operating expenses is due principally to the additional overhead associated with the branch office operations added through the Peoples Savings acquisition, the opening of a de novo branch office in March 1998, and the overhead associated with the operation of the data center which was occupied in August 1998.

Due primarily to the expansion of the branch office network, salary and employee benefit costs increased $105,000 or 18% to $689,000 for the first quarter of 1999 as compared to $584,000 during the same period in 1998. In addition, no accrual was made for employee profit sharing during the first quarter of 1999, while $30,000 was provided for during the same period in 1998. The de novo office and former Peoples' offices resulted in a net direct increase in employee related costs of approximately $99,000. During the first quarter of 1999, the Company used temporary employees to provide support in the data center and in providing certain other administrative costs. The total cost for temporary employees amounted to $12,000 during the first three months of 1999. Management intends to continue to use temporary employees to supplement certain staff and administrative functions. Their use is expected to be increased during the second quarter of 1999, to assist with human resources management and employee training. The balance of the increase in employee related costs is related to periodic salary adjustments and scheduled employee health insurance premium adjustments. Specifically, health insurance costs rose approximately 12% from 1998.

Occupancy and equipment costs increased approximately $76,000 or 42% to $259,000 during the first quarter of 1999, as compared to the same period in 1998. The acquisition of the three Peoples Savings branches along with the operation of the Clarion Mall office resulted in approximately $41,000 of additional direct operating expenses during the first quarter of 1999. The remaining costs are related to the operation of the data processing center, the upgraded data processing and computer networking equipment, and approximated $28,000 during the first quarter of 1999. These costs are considered to be recurring, and can be expected to be subject to periodic increases for such items as salary and benefit adjustments, office rent escalation and other costs normally subject to inflationary or pricing increases. The balance of the increase is related to normal periodic adjustments for recurring costs.

Other operating expense increased $113,000 or 30% during the first quarter of 1999, as compared to the same period in 1998 and totaled $487,000. The increase in the branch network accounted for approximately $85,000 of the increase, of which approximately $46,000 resulted from amortization of intangible assets. Recurring costs increased during the comparative quarter due to items such as: increased ATM and debit card processing fees which increased $10,000 or 31% to $42,000; Pennsylvania shares tax expense increased approximately $8,000, due to the increased Bank capital resulting from the Peoples Savings acquisition; while correspondent bank fees and courier costs increased approximately $16,000 due to the expanded branch network. Telephone expense increased approximately $30,000, with $21,000 being directly attributed to the additional branch operations. The remaining increase in this cost is related to the costs of the data processing center and the costs of maintaining the frame relay network established during the fourth quarter of 1998.

Income Taxes - The provision for income taxes of $181,000 for the three months ended March 31, 1999, represented a $32,000 or 21% increase from the $149,000 recorded during the same period of 1998. Income taxes as a percentage of pre-tax earnings was approximately 32% for the first three months of 1999, as compared to 31% during the same period in 1998. The slight increase in the tax rate is attributable to effect of nondeductible expenses related to the amortization of intangible assets resulting from the Peoples Savings acquisition.

Financial Condition
-------------------

At March 31, 1999, the Company reported total consolidated assets of $194.2 million, a slight increase from the $194.1 million reported at December 31, 1998. The slowing of loan demand is attributed to the lack of growth during the first quarter of 1999.

Total loans decreased $1.3 million or 1%, to $132.9 million. The decrease is attributed to the lower interest rate environment and its impact on loan refinancings. The historically low interest rates have caused customers to seek out the lowest rate available when obtaining or refinancing mortgage loans. While the Company continues to offer competitive interest rates, the interest rate risk associated with long-term fixed rate mortgage loans has limited the Company's ability to match some of the lowest rates offered by competing lenders. As a result, residential mortgage loans declined $2.2 million or 2.5% during the first quarter of 1999, while commercial and other mortgage loans fell $475,000 or 2.6% during the same period. Commercial and other loans increased $1.3 million or 8.8% during the quarter. A recent rise in interest rates should provide the Company opportunity to recapture some of its loan market share.

Stockholders' equity of $21.1 million at March 31, 1999, and equaled that reported at December 31, 1998. At March 31, 1999, the Company had Tier 1 risk-based, total risk-based and leverage capital ratios of 14.4%, 15.5% and 8.8%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, particularly net income of $388,000, depreciation and amortization of $243,000, and the provision for loan losses of $44,000, provided cash totaling $709,000 which was used to fund financing activities and contributed to the increase in cash and cash equivalents during the first three months of 1999.

As a result of the decline in loan originations previously discussed, financing activities provided approximately $2.9 million in funds during the three months ended March 31, 1999, as compared to $1.0 million used during the same period in 1998. During the first three months of 1999, net loan repayments of $1.3 million were received, along with investment security repayments of $2.5 million. By comparison, during the first three months of 1998, net loan originations totaled $3.1 million, which was partially funded by net investment maturities and sales totaling $2.5 million.

Financing activities for the first three months of 1999 used approximately $137,000, due principally to the payment of the regular quarterly dividend. During the same period of 1998, financing activities provided approximately $1.7 million of funds due to a $2.0 million net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At March 31, 1999, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At March 31, 1999, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $1,270,000.

Of the non-performing loans, $515,000 are considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at March 31, 1999, has been allocated for these loans. During the first quarter of 1999, the borrower provided payments totaling $4,000 which were recorded as interest income. Management believes the Company is adequately secured by the underlying collateral.

The following table presents the components of non-performing loans and other non-performing assets as the five most recent quarters ended:

                                                  1999                                        1998
                                              -------------  -----------------------------------------------------
                                               March 31,     December 31,  September 30,    June 30,     March 31,

Non-performing loans
    Loans past due 90 days or more               $  238         $  287         $  204         $  55        $  132
    Non-accrual loans                             1,032          1,022            941           667           828
                                            -----------    -----------    -----------    ----------    ----------
      Total non-performing loans                  1,270          1,309          1,145           722           960

Other non-performing assets
Repossessed assets                                    -              -              -             -             -
Real estate acquired through
    foreclosure                                      56             80            337             -             -
                                            -----------    -----------    -----------    ----------    ----------
      Total other non-performing assets              56             80            337             -             -
                                            -----------    -----------    -----------    ----------    ----------
        Total non-performing assets             $ 1,326        $ 1,389        $ 1,482        $  722        $  960
                                            ===========    ===========    ===========    ==========    ==========

Non-performing loans as a percentage
    of total loans                                  .96%           .98%           .87%          .78%         1.08%
Non-performing assets to total assets               .68            .72            .79           .52           .71


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

Management continues to work toward attaining Year 2000 ("Y2K") compliance. During the first quarter of 1999, testing and validation of the test results were completed on the core software applications. In addition, the Company's independent accountants reviewed the results of the Company's testing program. The contingency plan developed by the Company was also updated.

For the remainder of 1999, the Company will focus on maintaining  Y2K compliance
by  testing  any  equipment  or  software  upgrades,   continuing  its  customer
communication program, and refining and testing its contingency plans.

Direct costs incurred in achieving and maintaining Y2K compliance have not been significant. However, the time devoted by employees to this project has been significant. During the first quarter of 1999, the Company entered into a contract for the installation of a back-up generator at its data processing center. It is expected the installation will be completed early in the third quarter. The capitalized cost of the generator and installation is estimated to be approximately $50,000.

Despite the best efforts of management in addressing this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions makes it impossible to assure that a failure to achieve or maintain compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

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

Emclaire Financial Corp.
(Registrant)


Date: May 14, 1999                        By: /s/ David L. Cox
      ---------------------                   ----------------------------------
                                              David L. Cox
                                              President and CEO


Date: May 14, 1999                        By: /s/ John J. Boczar
      ---------------------                   ----------------------------------
                                              John J. Boczar, CPA
                                              Treasurer