Form 10QSB
period 1999-06-30
EMCLAIRE FINANCIAL CORP
filed 1999-08-16
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

As of August 12, 1999, there were 1,395,852 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


                                                                                                    Page
                                                                                                    ----
---
Part I            Financial Information

                  Item 1.           Consolidated Financial Statements (Unaudited)

                                    Consolidated Balance Sheet, June 30, 1999 and
                                    December 31, 1998                                                 3

                                    Consolidated Statement of Income
                                    Three months ended June 30, 1999 and 1998 and
                                    Six months ended June 30, 1999 and 1998                           4

                                    Consolidated Statement of Changes in
                                    Stockholders' Equity                                              5

                                    Consolidated Statement of Cash Flows
                                    Three months ended June 30, 1999 and 1998                         6

                                    Notes to Consolidated Financial Statements                    7 - 8


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          9 - 15


Part II           Other Information

                  Item 1.           Legal Proceedings                                                16

                  Item 2.           Changes in Securities                                            16

                  Item 3.           Defaults Upon Senior Securities                                  16

                  Item 4.           Submission of Matters to a Vote of Securities Holders            16

                  Item 5.           Other Information                                                16

                  Item 6.           Exhibits and Reports on Form 8-K                                 16

                  Signatures                                                                         17


                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                                                            June 30,         December 31,
                                                                                              1999               1998
                                                                                        -----------------  -----------------
ASSETS
     Cash and due from banks                                                                    $  7,562           $  8,989
     Time deposits with others                                                                         -                100
     Federal funds sold                                                                            9,550              9,700
     Investment securities:
         Available for sale                                                                       31,578             28,929
         Held to maturity (estimated market value
            of $3,329 and $3,419)                                                                  3,324              3,392
     Loans                                                                                       132,622            134,249
     Less allowance for loan losses                                                                1,361              1,336
                                                                                        -----------------  -----------------
         Net loans                                                                               131,261            132,913
     Premises and equipment                                                                        3,490              3,625
     Accrued interest and other assets                                                             5,960              6,484
                                                                                        -----------------  -----------------

            TOTAL ASSETS                                                                       $ 192,725          $ 194,132
                                                                                        =================  =================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                           $  25,519          $  24,746
         Interest bearing demand                                                                  21,259             22,026
         Savings                                                                                  22,929             22,527
         Money market                                                                             21,354             21,381
         Time                                                                                     77,822             79,190
                                                                                        -----------------  -----------------
            Total deposits                                                                       168,883            169,870
     Obligation under capital lease                                                                    -                 19
     Borrowed funds                                                                                2,000              2,000
     Accrued interest and other liabilities                                                          772              1,142
                                                                                        -----------------  -----------------
            TOTAL LIABILITIES                                                                    171,655            173,031
                                                                                        -----------------  -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
         authorized; none issued
                                                                                                       -                  -
     Common stock, par value $1.25 per share;
         12,000,000 shares authorized, 1,395,852 shares issued and outstanding                     1,745              1,745
     Additional paid in capital                                                                   10,871             10,871
     Retained earnings                                                                             8,624              8,192
     Net unrealized gain on securities                                                              (170)               293
                                                                                        -----------------  -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                            21,070             21,101
                                                                                        -----------------  -----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 192,725          $ 194,132
                                                                                        =================  =================

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)

                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                     ---------------------------------------------------------------------
                                                          1999             1998               1999             1998
                                                     ---------------- ----------------   ---------------- ----------------
INTEREST INCOME
     Loans, including fees                                  $  2,718         $  1,972           $  5,420         $  3,898
     Interest bearing deposits in other banks                     69                1                 94
     Federal funds sold                                          129               53                248               65
     Investment securities:
         Taxable                                                 420              484                849              997
         Exempt from federal income tax                           55               44                101               96
                                                     ---------------- ----------------   ---------------- ----------------
            Total interest income                              3,391            2,554              6,712            5,057
                                                     ---------------- ----------------   ---------------- ----------------

INTEREST EXPENSE
     Deposits                                                  1,388              974              2,817            1,932
     Borrowed funds                                               28               31                 56               60
     Lease obligation                                              -                1                  -                2
                                                     ---------------- ----------------   ---------------- ----------------
            Total interest expense                             1,416            1,006              2,873            1,994
                                                     ---------------- ----------------   ---------------- ----------------

NET INTEREST INCOME                                            1,975            1,548              3,839            3,063

Provision for loan losses                                         36               55                 80              100
                                                     ---------------- ----------------   ---------------- ----------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                 1,939            1,493              3,759            2,963
                                                     ---------------- ----------------   ---------------- ----------------

OTHER OPERATING INCOME
     Service fees on deposit accounts                            150              134                288              256
     Other                                                        59               46                105               83
                                                     ---------------- ----------------   ---------------- ----------------
            Total other operating income                         209              180                393              339
                                                     ---------------- ----------------   ---------------- ----------------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                              744              618              1,433            1,202
     Occupancy, furniture and equipment                          224              201                483              384
     Other                                                       545              418              1,032              792
                                                     ---------------- ----------------   ---------------- ----------------
            Total other operating expense                      1,513            1,237              2,948            2,378
                                                     ---------------- ----------------   ---------------- ----------------

Income before income taxes                                       635              436              1,204              924
Income taxes                                                     200              134                381              283
                                                     ---------------- ----------------   ---------------- ----------------

NET INCOME                                                   $   435          $   302            $   823          $   641
                                                     ================ ================   ================ ================

EARNINGS PER SHARE                                          $   0.31         $   0.28           $   0.59         $   0.59
DIVIDENDS PER SHARE                                             0.14             0.12               0.28             0.24

AVERAGE SHARES OUTSTANDING                                 1,395,852        1,081,453          1,395,852        1,081,453

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                                   Net
                                                                Additional                     Unrealized
                                                   Common         Paid in        Retained      Gain (Loss) on
                                                   Stock          Capital        Earnings      Securities         Total
                                               --------------- -------------- --------------- -------------- ----------------

Balance December 31, 1998                            $  1,745       $ 10,871        $  8,192         $  293         $ 21,101

Comprehensive income:
     Net income                                                                          823                             823
     Other comprehensive income, net
         unrealized losses on securities
         of $701                                                                                       (463)            (463)
                                                                                                             ----------------
Total comprehensive income                                                                                               360

Dividends declared
     ($.28 per share)                                                                   (391)                           (391)
                                               --------------- -------------- --------------- -------------- ----------------

Balance June 30, 1999                                $  1,745       $ 10,871        $  8,624         $ (170)        $ 21,070
                                               =============== ============== =============== ============== ================



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                                            Six Months Ended June 30,
                                                                                             1999               1998
                                                                                       -----------------  -----------------
OPERATING ACTIVITIES
     Net income                                                                                 $   823            $   641
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                           489                303
            Net amortization of investment security
                discounts and premiums                                                               69                 71
            Provision for loan losses                                                                80                100
            (Increase) decrease in accrued interest receivable                                     (673)                32
            Increase in accrued interest payable                                                      1                 46
            Other, net                                                                              753                (44)
                                                                                       -----------------  -----------------
                Net cash provided by operating activities                                         1,542              1,149
                                                                                       -----------------  -----------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                                    4,252              2,000
            Held to maturity                                                                         50              1,720
     Purchases of investment securities available for sale                                       (7,654)              (295)
     Net loan (originations) repayments                                                           1,506             (6,215)
     Purchases of premises and equipment                                                            (70)              (641)
     Other                                                                                          194                  -
                                                                                       -----------------  -----------------
                Net cash used for investing activities                                           (1,722)            (3,431)
                                                                                       -----------------  -----------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           (987)             5,429
     Decrease in short-term borrowings                                                                -               (200)
     Payments for obligation under capital lease                                                    (19)               (22)
     Cash dividends paid                                                                           (391)              (260)
                                                                                       -----------------  -----------------
                Net cash provided by financing activities                                        (1,397)             4,947
                                                                                       -----------------  -----------------

                Increase in cash and cash equivalents                                            (1,577)             2,665

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   18,689              4,975
                                                                                       -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  17,112           $  7,640
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

3. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income for the six months ended June 30, 1999, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six months ended June 30, 1998 the net unrealized gain on securities had a beginning balance of $222,000, a net unrealized gain of $2,000, and an ending balance of $224,000. This net unrealized loss on securities resulted from total comprehensive net income of $4,000, for the six months ended June 30, 1998.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                                                                      June 30,        December 31,
                                                                                        1999              1998
                                                                                  ----------------- -----------------

Commercial and industrial                                                                $  14,923         $  14,223
Real estate mortgages
     Residential                                                                            84,471            87,137
     Commercial and other                                                                   18,874            18,381
Consumer                                                                                    14,354            14,508
                                                                                  ----------------- -----------------
                                                                                           132,622           134,249
Less allowance for loan losses                                                               1,361             1,336
                                                                                  ----------------- -----------------
                                                                                         $ 131,261         $ 132,913
                                                                                  ================= =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at June 30, 1999 and December 31, 1998, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

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

Comparison of the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------

Net Income - Net income for the three months ended June 30, 1999 totaled $435,000 or $.31 per share, as compared to $302,000 or $.28 per share recorded during the same period in 1998. The 1999 quarterly earnings represent a 44% increase from those reported in 1998, due to the rise in net interest income related to the increase in the volume of net earning assets due principally to the acquisition of Peoples Savings Bank ("Peoples Savings") in August 1998. The increase in net interest income offset the rise in overhead associated with the additional branch operations.

The net income reported resulted in annualized returns on average assets and average equity of .90% and 8.20% for the quarter ended June 30, 1999, as compared to returns of .87% and 8.72% for the same period in 1998.

Interest Income - Interest income for the three months ended June 30, 1999 increased approximately $837,000 or 33% from the same period in 1998, due to the increase in average earning assets, specifically the loan portfolio. The average balance of the loan portfolio for the quarter ended increased $42.0 million from the same period in 1998 to $132.5 million. The acquisition of Peoples represented approximately $35.5 million of the total average loan growth. The remainder of the increase is attributed largely, to the increase in the origination of residential mortgage loans experienced during 1998. The tax equivalent yield on the loan portfolio for the quarter decreased 53 basis points to 8.31% from the same period in 1998, due to the impact of generally lower interest rates. The prime interest rate was reduced three times, totaling 75 basis points during 1998, with the first reduction occurring in September 1998. The lower interest rate environment affected existing variable rate loans, and reduced the rates of return on new loan originations and refinancings. Effective July 1, 1999, the prime interest rate increased 25 basis points, which should result in a slightly higher return on variable rate commercial loans based on the prime interest rate.

Average investment securities for the second quarter of 1999 were $31.7 million resulting in a tax-equivalent yield of 6.37% for the quarter, compared to $34.6 million and 6.39% during the same period in 1998. As a result of the slowing of loan growth over the past several months, management began to place excess liquidity back into the investment portfolio, purchasing $7.7 million of securities during the second quarter. These purchases were principally U. S. government agency and bank qualified tax-free municipal securities.

As noted during the first quarter of 1999, despite the growth in the volume of average earning assets, which increased $51.2 million for the second quarter of 1999 as compared to 1998, the tax equivalent yield on earning assets continues to fall. During the second quarter of 1999, the tax equivalent yield slipped to 7.67% as compared to 8.08% during the same period in 1998, due to the general decline in interest rates, previously discussed.

Interest expense - Interest expense increased $410,000 or 41% during the second quarter of 1999, as compared to the same period in 1998. The average volume of interest bearing liabilities during the quarter increased $43.8 million or 43% during the comparative periods. Approximately $35.0 million of this increase is attributable to the acquisition of Peoples Savings. During the comparative quarters the overall rate paid on these liabilities fell to 3.89% from 3.95%. This lower cost of funds is due principally to the generally lower interest rate environment.

Despite the generally low interest rate environment, the ongoing competition for deposit customers by traditional and non-traditional financial services providers, continues to affect the overall cost of funds. Furthermore, any increase in market rates of interest can raise the cost of such funds.

Net Interest Income - As a result of the increase in interest income due to the increased volume of earning assets which more than offset the increase in interest expense, net interest income rose $427,000 or 28% for the second quarter of 1999, as compared to the same period in 1998. The net tax equivalent yield on earning assets for the quarter was 4.52%, a 43 basis point decline from the 4.95% yield earned during the same period in 1998.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the slowing of loan demand during the quarter, the provision for loan losses for the first quarter of 1999 totaled $36,000, as compared to $55,000 provided during the same period in 1998.

Other operating income - Other operating income increased $29,000 or 16% for the second quarter of 1999, due principally to the impact of fees on deposit accounts, particularly overdraft fees, related to the increase in the number of deposit accounts. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage.
Combined, these fees accounted for $27,000 of the total increase in other operating income.

Other Operating Expense - During the first quarter of 1999, total other operating expenses increased $276,000 or 22% to $1.5 million from the same period in 1998. The rise in other operating expenses is due principally to the additional overhead associated with the branch office operations added through the Peoples Savings acquisition, the opening of a de novo branch office during the first quarter of 1998, and the overhead associated with the operation of the data center which was occupied in August 1998.

Due primarily to the expansion of the branch office network, salary and employee benefit costs increased $126,000 or 20% to $744,000 for the second quarter of 1999 as compared to $618,000 during the same period in 1998. In addition, no accrual was made for employee profit sharing during the second quarter of 1999, while $30,000 was provided for during the same period in 1998. The Company continues to use temporary employees to provide support in the data center and in providing certain administrative functions related to human resources and employee training. The total cost for temporary employees amounted to $39,000 during the three months ended June 30, 1999. Management intends to continue to use temporary employees to supplement certain staff and administrative functions. The balance of the increase in employee related costs is related to periodic salary adjustments and scheduled employee health insurance premium adjustments. During the third quarter of 1999, the Company expects to fill several management positions as a result of the ongoing organization assessment. It is expected these new employees will result in additional salaries and benefits of approximately $160,000 annually.

Occupancy and equipment costs increased approximately $23,000 or 11% to $224,000 during the second quarter of 1999, as compared to the same period in 1998. The acquisition of the three Peoples Savings branches and the operation of the data center account for the increase. These costs are considered to be recurring, and can be expected to be subject to periodic increases for such items as annual maintenance contract adjustments, office rent escalation and other costs normally subject to inflationary or pricing increases.

Other operating expense increased $127,000 or 30% during the three months ended June 30, 1999, as compared to the same period in 1998 and totaled $545,000. The increase in the branch network accounted for approximately $85,000 of the increase, of which approximately $46,000 resulted from amortization of intangible assets. Recurring costs increased during the comparative quarter due to items such as: increased ATM and debit card processing fees which increased $16,000 or 43% to $52,000; Pennsylvania shares tax expense increased approximately $8,000, due to the increased Bank capital resulting from the Peoples Savings acquisition; while correspondent bank fees and courier costs increased approximately $16,000 due to the expanded branch network. The remaining increase in this cost is related to the costs of the data processing center and the costs of maintaining the frame relay network established during the fourth quarter of 1998.

Income Taxes - The provision for income taxes of $200,000 for the three months ended June 30, 1999, represented a $66,000 or 49% increase from the $134,000 recorded during the same period of 1998. Income taxes as a percentage of pre-tax earnings were approximately 31.5% for the three months ended June 30, 1999, as compared to 30.7% during the same period in 1998. The slight increase in the tax rate is attributable to effect of nondeductible expenses related to the amortization of intangible assets resulting from the Peoples Savings acquisition.

Six Months Ended June 30, 1999
------------------------------

Net income for the first six months of 1999 totaled $823,000 an increase of $182,000 or 28% from 1998. On a per share basis, earnings of $.59 for the first half of 1999, equaled that reported in 1998.

Net interest income increased $776,000 or 25% for the comparative six month periods due to the increase in the volume of earning assets and interest bearing liabilities previously discussed. For the six months ended June 30, 1999, average earning assets increased $51.7 million or 41% and average interest bearing liabilities rose $44.9 million or 44%. The net tax equivalent yield totaled 4.41% for the first half of 1999, as compared to 4.93% during the same period in 1998.

As detailed during the discussion of the quarterly earnings, other income increased due to the increase in fees related to the increase in the number of accounts. For the six months ended, other income increased $54,000 or 16% to $393,000.

Employee expenses reflect the addition of the employees added from the Peoples Savings acquisition and the impact of temporary employees. Through June 30, 1999, these costs have risen $231,000 or 19% to $1.4 million. These costs are expected to increase further when the management positions discussed earlier are filled.

Other operating expenses for the first six months of 1999 totaled $1.0 million, an increase of $240,000 or 30% from the same period in 1998. Amortization of intangible assets related to the Peoples Savings acquisition accounted for $91,000 of the total increase. In addition costs discussed earlier, related to telephone and data services, and ATM network costs, as well as additional overhead costs related to servicing the Peoples Savings offices accounted for the increase.

For the first six months of 1999, income taxes totaling $381,000 represented 31.6% of pretax income, as compared to $283,000, or 30.6% or pretax income in 1998.

Financial Condition
-------------------

At June 30, 1999, the Company reported total consolidated assets of $192.7 million, a decrease of 1.2% from the $194.1 million reported at December 31, 1998. The slowing of loan demand is the primary cause for this decline

Total loans decreased $1.6 million or 1%, to $132.6 million. The decrease is attributed to the lower interest rate environment during the first half of 1999, and its impact on loan refinancings. The historically low interest rates have caused customers to seek out the lowest rate available when obtaining or refinancing mortgage loans. While the Company continues to offer competitive interest rates, the interest rate risk associated with long-term fixed rate mortgage loans has limited the Company's ability to match some of the lowest rates offered by competing lenders. As a result, residential mortgage loans declined $2.7 million or 3.1% during the first half of 1999, while consumer loans fell $154,000 or 1.1% during the same period. Commercial and other mortgage loans increased $493,000 or 2.7%, while commercial and other loans increased $700,000 or 4.9% since the beginning of the year. The actions taken by the Federal Reserve Board and other market factors have resulted in a recent rise in interest rates. This increase should provide the Company opportunity to recapture some of its loan market share.

Stockholders' equity of $21.1 million at June 30, 1999, equaled that reported at December 31, 1998. At June 30, 1999, the Company had Tier 1 risk-based, total risk-based and leverage capital ratios of 14.56%, 15.71% and 9.02%, respectively. Each of these ratios exceeds the minimum ratios mandated by law and banking regulations.

Liquidity
---------

Operating activities, particularly net income of $823,000, depreciation and amortization of $243,000, and the provision for loan losses of $80,000, provided cash totaling $1,542,000 which was used to fund financing activities and contributed to the increase in cash and cash equivalents during the first six months of 1999. During the same period in 1998, operating activities provided $1.1 million.

As a result of purchases of approxiately $7.7 million of investment securities available for sale, financing activities used approximately $1.7 million in funds during the six months ended June 30, 1999, as compared to $1.0 million used during the same period in 1998. During the first six months of 1999, net loan repayments of $1.5 million, along with investment security repayments of $4.3 million, were used to fund the securities purchases. By comparison, during the first six months of 1998, net loan originations totaled $6.2 million, which was partially funded by net investment maturities and sales totaling $3.7 million.

Financing activities for the first half of 1999 used approximately $1.6 million, due principally to a net reduction in deposits of $987,000 and the payment of regular quarterly dividends. During the same period of 1998, financing activities provided approximately $4.9 million of funds due to a $5.4 million net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At June 30, 1999, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At June 30, 1999, non-performing loans, including those past due ninety days or more, and loans on nonaccrual status totaled approximately $988,000.

Of the non-performing loan total, $515,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at June 30, 1999, has been allocated for these loans. During the second quarter of 1999, the borrower provided payments totaling $13,000, which were recorded as interest income. Management believes the Company is adequately secured by the underlying collateral.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:

                                                             1999                                1998
                                                             ----                                ----
                                                    June 30,       March 31,    December 31,  September 30,    June 30,
Non-performing loans
    Loans past due 90 days or more                   $  114         $  238        $  287         $  204         $  55
    Non-accrual loans                                   874          1,032         1,022            941           667
                                                      -----          -----         -----          -----          ----
      Total non-performing loans                        988          1,270         1,309          1,145           722
Other non-performing assets
Repossessed assets                                        3              -             -              -             -
Real estate acquired through
    foreclosure                                          25             56            80            337             -
                                                      -----          -----         -----          -----          ----
      Total other non-performing assets                  28             56            80            337             -
                                                      -----          -----         -----          -----          ----

        Total non-performing assets                  $1,016         $1,326        $1,389         $1,482         $ 722
                                                      =====          =====         =====          =====          ====

Non-performing loans as a percentage
    of total loans                                      .74%           .96%          .98%           .87%          .78%
Non-performing assets to assets                         .53            .68           .72            .79           .52


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

Management continues to work toward attaining Year 2000 ("Y2K") compliance. During the first quarter of 1999, testing, and validation of the test results were completed on the core software applications. In addition, the Company's independent accountants reviewed the results of the Company's testing program. The contingency plan developed by the Company was also updated.

During the second quarter of 1999, the Company focused on maintaining Y2K compliance by testing any equipment or software upgrades, continuing its customer communication program, and refining and testing its contingency plans. These procedures will continue throughout the balance of the year. During the second quarter costs of approximately $4,000 were incurred for the production of several customer Y2K communications.

Direct costs incurred in achieving and maintaining Y2K compliance have not been significant. However, the time devoted by employees to this project has been significant. During the first week of August 1999, the installation and testing of a back-up generator at the data processing center was successfully completed. The total capitalized cost for this equipment was $32,000.

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

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders was held May 10, 1999. Of 1,395,852 shares eligible to vote, 1,127,216 or 80.8% were voted in person or by proxy.

(b) The following Class B directors were elected to a three year term expiring in 2002:

          Name                 Shares For   Shares Withheld     Abstained
          ----                 ----------   ---------------     ---------
     Bernadette H. Crooks      1,077,739        22,544           26,933
       Robert L. Hunter        1,094,055         6,228           26,933
        John B. Mason          1,006,540        93,743           26,933

In addition, to the above listed individuals, the following persons continue to serve as directors:

Ronald L. Ashbaugh                           J. Michael King
David L. Cox                                 Brian C. McCarrier
George W. Freeman                            Elizabeth C. Smith
Rodney C. Hunter

(c)  The  recommendation  of the Board of Directors to ratify the appointment of
     S. R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,117,483 shares in favor, and 9,733 shares against.


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

Emclaire Financial Corp.
------------------------
(Registrant)


Date: August 13, 1999                                By: /s/ David L. Cox
      ---------------                                    -----------------------
                                                         David L. Cox
                                                         President and CEO


Date: August 13, 1999                                By: /s/ John J. Boczar
      ---------------                                    -----------------------
                                                         John J. Boczar, CPA
                                                         Treasurer