Form 10QSB
period 1999-09-30
EMCLAIRE FINANCIAL CORP
filed 1999-11-15
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

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

As of November 11, 1999, there were 1,395,852 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I            Financial Information                                                                    Page
                                                                                                           ----
                  Item 1.           Consolidated Financial Statements (Unaudited)

                                    Consolidated Balance Sheet, September 30, 1999 and
                                    December 31, 1998                                                       3

                                    Consolidated Statement of Income
                                    Three months ended September 30, 1999 and 1998 and
                                    Nine months ended September 30, 1999 and 1998                           4

                                    Consolidated Statement of Changes in
                                    Stockholders' Equity                                                    5

                                    Consolidated Statement of Cash Flows
                                    Nine months ended September 30, 1999 and 1998                           6

                                    Notes to Consolidated Financial Statements                          7 - 8


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                9 - 15


Part II           Other Information

                  Item 1.           Legal Proceedings                                                      16

                  Item 2.           Changes in Securities                                                  16

                  Item 3.           Defaults Upon Senior Securities                                        16

                  Item 4.           Submission of Matters to a Vote of Securities Holders                  16

                  Item 5.           Other Information                                                      16

                  Item 6.           Exhibits and Reports on Form 8-K                                       16

                  Signatures                                                                               17


                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
              (Unaudited - dollars in thousands, except share data)

                                                                                         September 30,       December 31,
                                                                                              1999               1998
                                                                                        -----------------  -----------------
ASSETS
     Cash and due from banks                                                                     $ 5,763            $ 8,989
     Time deposits with others                                                                         -                100
     Federal funds sold                                                                            3,275              9,700
     Investment securities:
         Available for sale                                                                       35,425             28,929
         Held to maturity (estimated market value
            of $2,798 and $3,419)                                                                  2,797              3,392
     Loans                                                                                       137,439            134,249
     Less allowance for loan losses                                                                1,342              1,336
                                                                                        -----------------  -----------------
         Net loans                                                                               136,097            132,913
     Premises and equipment                                                                        3,426              3,625
     Accrued interest and other assets                                                             6,323              6,484
                                                                                        -----------------  -----------------

            TOTAL ASSETS                                                                       $ 193,106          $ 194,132
                                                                                        =================  =================

LIABILITIES
     Deposits
         Non-interest bearing demand                                                            $ 26,860           $ 24,746
         Interest bearing demand                                                                  21,337             22,026
         Savings                                                                                  22,507             22,527
         Money market                                                                             21,838             21,381
         Time                                                                                     76,518             79,190
                                                                                        -----------------  -----------------
            Total deposits                                                                       169,060            169,870
     Obligation under capital lease                                                                    -                 19
     Borrowed funds                                                                                2,000              2,000
     Accrued interest and other liabilities                                                          917              1,142
                                                                                        -----------------  -----------------
            TOTAL LIABILITIES                                                                    171,977            173,031
                                                                                        -----------------  -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
         authorized; none issued                                                                       -                  -
     Common stock, par value $1.25 per share;
         12,000,000 shares authorized, 1,395,852 shares issued and outstanding                     1,745              1,745
     Additional paid in capital                                                                   10,871             10,871
     Retained earnings                                                                             8,901              8,192
     Net unrealized gain on securities                                                              (388)               293
                                                                                        -----------------  -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                            21,129             21,101
                                                                                        -----------------  -----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 193,106          $ 194,132
                                                                                        =================  =================

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
            (Unaudited - dollars in thousands, except per share data)

                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                              1999             1998               1999             1998
                                                        ---------------- ----------------   ---------------- ----------------
INTEREST INCOME
     Loans, including fees                                   $ 2,778          $ 2,291            $ 8,198          $ 6,189
     Interest bearing deposits in other banks                      5                -                 99                1
     Federal funds sold                                          113               51                361              116
     Investment securities:
         Taxable                                                 471              488              1,320            1,485
         Exempt from federal income tax                           84               48                185              144
                                                     ---------------- ----------------   ---------------- ----------------
            Total interest income                              3,451            2,878             10,163            7,935
                                                     ---------------- ----------------   ---------------- ----------------

INTEREST EXPENSE
     Deposits                                                  1,370            1,143              4,187            3,075
     Borrowed funds                                               28               29                 84               89
     Lease obligation                                              -                -                  -                2
                                                     ---------------- ----------------   ---------------- ----------------
            Total interest expense                             1,398            1,172              4,271            3,166
                                                     ---------------- ----------------   ---------------- ----------------

NET INTEREST INCOME                                            2,053            1,706              5,892            4,769

Provision for loan losses                                         36               55                116              155
                                                     ---------------- ----------------   ---------------- ----------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                 2,017            1,651              5,776            4,614
                                                     ---------------- ----------------   ---------------- ----------------

OTHER OPERATING INCOME
     Service fees on deposit accounts                            161              145                449              401
     Other                                                        73               56                178              139
                                                     ---------------- ----------------   ---------------- ----------------
            Total other operating income                         234              201                627              540
                                                     ---------------- ----------------   ---------------- ----------------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                              776              603              2,209            1,805
     Occupancy, furniture and equipment                          229              241                712              625
     Other                                                       563              475              1,595            1,267
                                                     ---------------- ----------------   ---------------- ----------------
            Total other operating expense                      1,568            1,319              4,516            3,697
                                                     ---------------- ----------------   ---------------- ----------------

Income before income taxes                                       683              533              1,887            1,457
Income taxes                                                     211              169                592              452
                                                     ---------------- ----------------   ---------------- ----------------

NET INCOME                                                     $ 472            $ 364            $ 1,295          $ 1,005
                                                     ================ ================   ================ ================

EARNINGS PER SHARE                                            $ 0.34           $ 0.31             $ 0.93           $ 0.90
DIVIDENDS PER SHARE                                             0.14             0.12               0.42             0.36

AVERAGE SHARES OUTSTANDING                                 1,395,852        1,183,974          1,395,852        1,116,002

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                                      Net
                                                                    Additional                     Unrealized
                                                      Common          Paid in        Retained         Gain
                                                       Stock          Capital        Earnings     on Securities      Total
                                                  -------------  -------------- --------------- -------------- ---------------

Balance December 31, 1998                            $ 1,745        $ 10,871         $ 8,192          $ 293        $ 21,101

Comprehensive income:
     Net income                                                                        1,295                          1,295
     Other comprehensive income, net
         Unrealized losses on securities
         of $1,032                                                                                     (681)           (681)
                                                                                                             ---------------
Total comprehensive income                                                                                              614

Dividends declared
     ($.42 per share)                                                                   (586)                          (586)

                                               --------------  -------------- --------------- -------------- ---------------

Balance September 30, 1999                           $ 1,745        $ 10,871         $ 8,901         $ (388)       $ 21,129
                                               ==============  ============== =============== ============== ===============




See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                                           Nine Months Ended September 30,
                                                                                             1999                 1998
                                                                                       ------------------   ------------------

OPERATING ACTIVITIES
     Net income                                                                               $ 1,295              $ 1,005
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                         704                  498
            Net amortization of investment security
                discounts and premiums                                                             98                  109
            Provision for loan losses                                                             116                  155
            (Increase) decrease in accrued interest receivable                                   (187)                (126)
            Increase in accrued interest payable                                                   (5)                (136)
            Other, net                                                                              1                 (192)
                                                                                    ------------------   ------------------
                Net cash provided by operating activities                                       2,022                1,313
                                                                                    ------------------   ------------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of
         investment securities:
            Available for sale                                                                  6,304                3,000
            Held to maturity                                                                      568                2,596
     Purchases of investment securities available for sale                                    (13,903)                (543)
     Net loan (originations) repayments                                                        (3,277)             (10,187)
     Purchases of premises and equipment                                                         (100)              (1,034)
     Net proceeds from merger acquisition                                                           -                2,232
     Other                                                                                        150                    -
                                                                                    ------------------   ------------------
                Net cash used for investing activities                                        (10,258)              (3,936)
                                                                                    ------------------   ------------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                         (810)               9,620
     Decrease in short-term borrowings                                                              -                 (200)
     Payments for obligation under capital lease                                                  (19)                 (32)
     Cash dividends paid                                                                         (586)                (427)
                                                                                    ------------------   ------------------
                Net cash provided by financing activities                                      (1,415)               8,961
                                                                                    ------------------   ------------------

                Increase in cash and cash equivalents                                          (9,651)               6,338

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 18,689                4,975
                                                                                    ------------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 9,038             $ 11,313
                                                                                    ==================   ==================





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

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,395,852 and 1,183,974, and 1,395,852 and 1,116,002 for the three and nine month periods in 1999 and 1998, respectively.

3. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income for the nine months ended September 30, 1999, consist of the items presented under the heading Net Unrealized Gain on Securities as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine months ended September 30, 1998 the net unrealized gain on securities had a beginning balance of $222,000, a net unrealized gain of $190,000 and an ending balance of $412,000. This net unrealized gain on securities resulted from total comprehensive net income of $288,000, for the nine months ended September 30, 1998.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                          September 30,      December 31,
                                               1999              1998
                                      ----------------- -----------------

Commercial and industrial                    $  14,932         $  14,223
Real estate mortgages
     Residential                                88,357            87,137
     Commercial and other                       19,779            18,381
Consumer                                        14,371            14,508
                                      ----------------- -----------------
                                               137,439           134,249
Less allowance for loan losses                   1,342             1,336
                                      ----------------- -----------------

                                             $ 136,097         $ 132,913
                                      ================= =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at September 30, and December 31, 1998, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

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

Comparison of the Three Months Ended September 30, 1999 and 1998

Net Income - Net income for the three months ended September 30, 1999 totaled $471,000 or $.34 per share, as compared to $364,000 or $.31 per share recorded during the same period in 1998. The 1999 quarterly earnings represent a 30% increase from those reported in 1998, due to the rise in net interest income related to the increase in the volume of net earning assets due principally to the acquisition of Peoples Savings Bank ("Peoples Savings") in August 1998. The increase in net interest income offset the rise in overhead associated with the additional branch operations.

The net income reported resulted in annualized returns on average assets and average equity of .96% and 8.82% for the quarter ended September 30, 1999, as compared to returns of .91% and 8.81% for the same period in 1998.

Interest Income - Interest income for the three months ended September 30, 1999 increased approximately $573,000 or 20% from the same period in 1998 to $3.5 million, due to the increase in average earning assets, specifically the loan portfolio. The average balance of the loan portfolio for the quarter ended increased $27.5 million from the same period in 1998 to $134.2 million. The acquisition of Peoples represented approximately $23.8 million of the total average loan growth. The remainder of the increase is attributed largely, to the increase in the origination of residential and commercial mortgage loans experienced during 1999. The tax equivalent yield on the loan portfolio for the quarter decreased 29 basis points to 8.26% from the same period in 1998, due to the impact of generally lower interest rates. The prime interest rate was reduced three times, totaling 75 basis points during 1998. The lower interest rate environment affected existing variable rate loans, and reduced the rates of return on new loan originations and refinancings. While interest rates rose slightly during the third quarter of 1999, the recent increases in the prime interest rate have yet to fully recapture the declines in 1998.

Average investment securities for the third quarter of 1999 were $36.8 million resulting in a tax-equivalent yield of 6.45% for the quarter, compared to $34.5 million and 6.45% during the same period in 1998. As a result of the slowing of loan growth during the second quarter of 1999, management began to place excess liquidity back into the investment portfolio, purchasing $13.9 million of securities during the second and third quarters. These purchases were principally U. S. government agency and bank qualified tax-free municipal securities.

As noted in reports for the first two quarters of 1999, despite the growth in the volume of average earning assets, which increased $34.3 million for the third quarter of 1999 as compared to 1998, the tax equivalent yield on earning assets continues to fall. During the third quarter of 1999, the tax equivalent yield slipped to 7.59% as compared to 7.91% during the same period in 1998, due to the general decline in interest rates, previously discussed.

Interest expense - Interest expense increased $226,000 or 19% during the third quarter of 1999, as compared to the same period in 1998. The average volume of interest bearing liabilities during the quarter increased $28.3 million or 24% during the comparative periods. Approximately $23.5 million of this increase is attributable to the acquisition of Peoples Savings. During the comparative quarters the overall rate paid on these liabilities fell to 3.82% from 3.98%. This lower cost of funds is due principally to the generally lower interest rate environment.

Despite the generally low interest rate environment, the ongoing competition for deposit customers by traditional and non-traditional financial services providers, continues to affect the overall cost of funds. Furthermore, any increase in market rates of interest can raise the cost of such funds.

Net Interest Income - As a result of the increase in interest income due to the increased volume of earning assets which more than offset the increase in interest expense, net interest income rose $347,000 or 20% for the third quarter of 1999, as compared to the same period in 1998. The net tax equivalent yield on earning assets for the quarter was 4.51%, a 22 basis point decline from the 4.73% yield earned during the same period in 1998.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the slowing of loan demand during the quarter, the provision for loan losses for the third quarter of 1999 totaled $36,000, as compared to $55,000 provided during the same period in 1998.

Other operating income - Other operating income increased $33,000 or 16% for the third quarter of 1999, due principally to the impact of fees on deposit accounts, particularly overdraft fees, related to the increase in the number of deposit accounts. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage. Combined, these fees accounted for $23,000 of the total increase in other operating income. A gain on the sale of a parcel of foreclosed real estate of $7,000 was recorded during the third quarter of 1999.

Other Operating Expense - During the third quarter of 1999, total other operating expenses increased $249,000 or 19% to $1.6 million from the same period in 1998. The rise in other operating expenses is due principally to the additional overhead associated with the branch office operations added through the Peoples Savings acquisition, costs associated with the implementation of the frame relay network during the fourth quarter of 1998, and the hiring of several management employees during the third quarter of 1999.

Due primarily to the expansion of the branch office network, salary and employee benefit costs increased $173,000 or 29% to $776,000 for the third quarter of 1999 as compared to $603,000 during the same period in 1998. The Company continues to use temporary employees to provide support in the data center and in providing certain administrative functions related to human resources and employee training. The total cost for temporary employees amounted to $50,000 during the three months ended September 30, 1999. Management intends to continue to use temporary employees to supplement certain staff and administrative functions. The balance of the increase in employee related costs is related to periodic salary adjustments and scheduled employee health insurance premium adjustments, combined with the added management personnel. During the third quarter of 1999, the Company began to fill several existing and newly created management positions as a result of the ongoing organization assessment. It is expected these new employees will result in additional salaries and benefits of approximately $260,000 annually. This staffing increase was completed during October 1999.

Occupancy and equipment costs decreased approximately $12,000 or 5% to $229,000 during the third quarter of 1999, as compared to the same period in 1998. A reduction in costs associated with equipment rental and equipment and software maintenance contracts is principally responsible for this decrease. In general, these costs are considered to be recurring, and can be expected to be subject to periodic increases for such items as annual maintenance contract adjustments, office rent escalation and other costs normally subject to inflationary or pricing increases.

Other operating expense increased $88,000 or 19% during the three months ended September 30, 1999, as compared to the same period in 1998 and totaled $563,000. Recurring costs increased during the comparative quarter due to items such as: increased ATM and debit card processing fees which increased $24,000 or 66% to $60,000; Pennsylvania shares tax expense increased approximately $4,000, due to the increased Bank capital resulting from the Peoples Savings acquisition; while correspondent bank fees and courier costs increased approximately $15,000 due to the expanded branch network. The remaining increase in this cost is related to the costs of the data processing center and the costs of maintaining the frame relay network established during the fourth quarter of 1998.

Income Taxes - The provision for income taxes of $211,000 for the three months ended September 30, 1999, represented a $42,000 or 25% increase from the $169,000 recorded during the same period of 1998. Income taxes as a percentage of pre-tax earnings were approximately 30.9% for the three months ended September 30, 1999, as compared to 31.7% during the same period in 1998. The slight decrease in the tax rate is attributable to the affect of the increase in tax exempt interest income from municipal securities.

Nine Months Ended September 30, 1999
------------------------------------

Net income for the first nine months of 1999 totaled $1.3 million an increase of $290,000 or 29% from 1998. On a per share basis, earnings of $.93 for the first nine months of 1999, represented a 3% increase from that reported in 1998.

Net interest income increased $1.1 million or 24% for the comparative nine month periods due to the increase in the volume of earning assets and interest bearing liabilities previously discussed. For the nine months ended September 30, 1999, average earning assets increased $45.8 million or 34% and average interest bearing liabilities rose $39.2 million or 37%. The net tax equivalent yield totaled 4.49% for the first nine months of 1999, as compared to 4.85% during the same period in 1998.

As detailed during the discussion of the quarterly earnings, other income increased due to the increase in fees related to the increase in the number of accounts. For the nine months ended, other income increased $39,000 or 28% to $627,000.

Employee expenses reflect the addition of the employees added from the Peoples Savings acquisition and the impact of both temporary and newly hired employees. Through September 30, 1999, these costs have risen $404,000 or 22% to $2.8 million. These costs are expected to increase further as the full impact of the hiring of management personnel previously discussed is realized in the fourth quarter of 1999.

Other operating expenses for the first nine months of 1999 totaled $1.6 million, an increase of $328,000 or 26% from the same period in 1998. Amortization of intangible assets related to the Peoples Savings acquisition accounted for $91,000 of the total increase. However, this increase was partially offset by the completion of amortization related to branch purchases made by the Bank in 1991, a reduction of $23,000. In addition, costs discussed earlier related to telephone and data services, and ATM network costs, as well as additional overhead costs related to the Peoples Savings offices accounted for the increase.

For the first nine months of 1999, income taxes totaling $592,000 represented 31.4% of pretax income, as compared to $452,000 or 31.0% of pretax income in 1998.

Financial Condition
-------------------

At September 30, 1999, the Company reported total consolidated assets of $193.1 million, a decrease of .5% from the $194.1 million reported at December 31, 1998.

Total loans increased $3.2 million or 2.4%, to $137.4 million. This increase was realized during the third quarter as loans grew $4.8 million or 3.6%, due principally to residential mortgage loans which increased $3.9 million or 4.6% during the quarter. The increase in residential mortgage loans is partially attributed to the moderate increase in interest rates during the quarter resulting in increased loan demand as borrowers sought to refinance existing loans or complete home purchases ahead of any possible future rate increase.

Commercial and other mortgage loans have increased $1.4 million or 7.6% since the beginning of the year; with $905,000 of the increase occurring during the third quarter. Commercial and other loans increased $709,000 or 5.0% since the beginning of the year.

Stockholders' equity of $21.1 million at September 30, 1999 equaled that reported at December 31, 1998. The Company's capital ratios continue to exceed the minimums mandated by law and banking regulations.

On November 4, 1999, the Company announced its Board of Directors had approved a plan to repurchase up to 5% or 69,792 shares of the Company's outstanding common stock. These purchases can be made in the open market and in privately negotiated transactions from time to time over a six-month period.

Liquidity
---------

Operating activities, particularly net income of $1.3 million, depreciation and amortization of $704,000, and the provision for loan losses of $116,000, provided cash totaling $2.0 million which was used to fund investing and financing activities during the first nine months of 1999. During the same period in 1998, operating activities provided $1.3 million.

As a result of purchases of approximately $13.9 million of investment securities available for sale, and net loan originations of $3.3 million, financing activities used approximately $10.3 million in funds during the nine months ended September 30, 1999, as compared to $3.9 million used during the same period in 1998. During the first nine months of 1999 investment security repayments of $6.9 million, were used to fund the securities purchases. By comparison, during the first nine months of 1998, net loan originations totaled $10.2 million, which was partially funded by net investment maturities and sales totaling $5.6 million.

Financing activities for the first nine months of 1999 used approximately $1.4 million, due principally to a net reduction in deposits of $810,000 and the payment of regular quarterly dividends. During the same period of 1998, financing activities provided approximately $8.9 million of funds due to a $9.6 million net increase in deposits.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At September 30, 1999, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements
-------------

At September 30, 1999, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $834,000.

Of the non-performing loan total, $515,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $30,000 of the allowance for loan losses at September 30, 1999, has been allocated for these loans. During the third quarter of 1999, the borrower provided payments totaling $9,000, which were recorded as interest income. Management believes the Company is adequately secured by the underlying collateral.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:

                                                                 1999                                 1998
                                              ---------------------------------------------  -----------------------------
                                                 September 30,     June 30,      March 31,     December 31,  September 30,

Non-performing loans
    Loans past due 90 days or more                   $   95         $  114        $  238         $  287        $  204
    Non-accrual loans                                   739            874         1,032          1,022           941
                                                     ------         ------        ------         ------         -----
      Total non-performing loans                        834            988         1,270          1,309         1,145
Other non-performing assets
Repossessed assets                                        -              3             -              -             -
Real estate acquired through
    Foreclosure                                          22             25            56             80           337
                                                     ------         ------        ------         ------         -----
      Total other non-performing assets                  22             28            56             80           337
                                                     ------         ------        ------         ------         -----

        Total non-performing assets                  $  856         $1,016        $1,326         $1,389        $1,482
                                                     ======         ======        ======         ======        ======
Non-performing loans as a percentage
    of total loans                                      .61%           .74%          .96%           .98%          .87%
Non-performing assets to assets                         .44            .53           .68            .72           .79


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

As part of its overall assessment and compliance program, the Company contacted material customers and non-information technology suppliers (e.g. utilities, telephone and security systems) regarding their Year 2000 state of readiness. The Company is unable to test the Y2K readiness of its significant providers of utility services and is relying on each utility company's internal testing and representations to provide the required services that drive the Bank's data systems.

During the second and third quarters of 1999, the Company focused on maintaining Y2K compliance by testing any equipment or software upgrades, continuing its customer communication program, and refining and testing its contingency plans. These procedures will continue throughout the balance of the year. During the third quarter costs of approximately $4,000 were incurred for the production of several customer Y2K communications.

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

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         On  November  4,  1999 the  Company  announced  the Board of  Directors
had  approved  a  plan to  repurchase  up to 5% of the  outstanding  shares   of
common stock.  See EXHIBIT 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule (in electronic filing only)
(b)      Exhibit 99.1 - Press Release
         (c) Reports on Form 8-K

         (None)

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
------------------------
(Registrant)


Date: November 15, 1999                              By: /s/ David L. Cox
      -----------------                                  -----------------------
                                                         David L. Cox
                                                         President and CEO


Date: November 15, 1999                              By: /s/ John J. Boczar
      -----------------                                  -----------------------
                                                         John J. Boczar, CPA
                                                         Treasurer