Form 10KSB40
period 1999-12-31
EMCLAIRE FINANCIAL CORP
filed 2000-04-14
CIK 858800

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED For the fiscal year ended December 31, 1999,

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________________ to ________________.

Commission File No. 000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Pennsylvania                                      25-1606091
---------------------------------------------              ------------------
(State or Other Jurisdiction of Incorporation              I.R.S. Employer or
            Organization)                                  Identification No.

612 Main Street, Box D, Emlenton, Pennsylvania                   16373
----------------------------------------------                 ----------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $14,512,000

         As of March 29, 2000, there were issued and outstanding 1,353,540 shares of the registrant's Common Stock.

         The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 29, 1999, was $16,515,444 ($15.06 per share average bid/ask price, based on 1,096,643 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Parts I, II, and IV)

          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

================================================================================

PART I

Item 1.  Description of Business

General

Emclaire Financial Corp. ("Emclaire" or "Company") was incorporated in Pennsylvania in 1989 to own and control all of the capital stock of The Farmers National Bank of Emlenton ("Bank"). Emclaire is a registered bank holding company pursuant to the Bank Holding Company Act of 1956 ("BHCA"), as amended. Emclaire has no employees other than executive officers whom do not receive compensation for serving in such capacity. Because Emclaire has not engaged in any significant business to date, almost entirely all of the business conducted by the Company on a consolidated basis is conducted through the Bank, its wholly owned subsidiary.

At December 31, 1999, Emclaire had $192.0 million in total assets, $20.8 million in stockholders' equity, and $168.4 million in deposits. The Federal Insurance Deposit Corporation to the full extent provided by law insures deposits.

The Bank was organized in 1900 as a national banking association, and operates under the supervision of the Office of the Comptroller of the Currency ("OCC"). The Bank operates a network of eleven offices located in Venango, Butler, Clarion, Clearfield, Elk and Jefferson counties.

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

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage loans, home equity loans, commercial and commercial real estate loans, and installment loans. Generally, loans are originated in the Bank's primary market area. For a description of the Bank's loan portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Emclaire's Annual Report to Stockholders ("Annual Report") included as Exhibit 13 and incorporated herein by reference.

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

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 25.1% of the total loan portfolio at December 31, 1999. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operating funds, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans, under various government guaranteed student loan programs, that are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 1999, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $2.6 million. At December 31, 1999, the Bank's largest aggregation of loans to one borrower was approximately $2.5 million of loans secured by equipment and commercial real estate. At December 31, 1999, all of these loans were performing in accordance with their terms.

Investment Portfolio

General. The Bank maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, during 1999, approximately $2.5 million was invested in longer term callable municipal securities, as part of strategy to moderate federal income taxes.

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

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the Federal Home Loan Bank ("FHLB"). In addition, the Bank can obtain advances from the Federal Reserve Bank discount window. For a description of the Bank's sources of funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

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

Subsidiary Activity

Emclaire has one wholly-owned subsidiary, the Bank, a national association. As of December 31, 1999, the Bank had no subsidiaries.

Personnel

At December 31, 1999, the Bank had 102 full time equivalent employees. A collective bargaining unit represents none of its employees. The Bank believes its relationship with its employees to be satisfactory.

Competition

The Bank competes with regional and other community commercial banks, thrift institutions, credit unions, and non-financial institution entities such as mutual funds and securities brokers, for deposit customers, in its primary market area of Venango, Butler, Clarion, Clearfield, Elk, Jefferson and northern Armstrong Counties. In addition to competing financial institutions, the Bank also competes with mortgage brokers, mortgage banking companies and consumer finance companies for loan customers.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation - The Company

Emclaire, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file quarterly reports and annual reports with the Federal Reserve Board ("FRB") and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of Emclaire and its subsidiaries.

The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be closely related to banking or to managing or controlling banks as to be a proper incident thereto. Emclaire does not currently engage in any nonbanking activities

Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms and the provisions of the CRA, the Bank's record in meeting the credit needs of the community served by the Bank, including low- and moderate-income neighborhoods, is generally annually assessed by the OCC. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At March 22, 1999, the Bank was rated "Satisfactory" with respect to the CRA.

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

Dividend Restrictions - Dividends from the Bank constitute the principal source of income to Emclaire. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled approximately $748,000 at December 31, 1999. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

Enforcement Powers of Federal Banking Agencies - Federal Banking agencies possess broad powers to take corrective and other supervisory action deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "under capitalized" or "critically undercapitalized". At December 31, 1999, the Bank exceeded the required ratios for classification as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

Under the risk-based capital guidelines applicable to Emclaire and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.00 percent. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common stockholders' equity and qualifying preferred stock, less goodwill and other disallowed intangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

At December 31, 1999, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 14 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

Legislative Proposals and Reforms

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (The "GLB Act") which, effective March 11, 2000, permitted qualifying bank holding companies to become financial holding companies and engage in other activities that are financial nature or incidental to financial activity. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant bank activities; and activities that the Federal Reserve Board ("FRB") has determined to be closely related to banking. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

The GLB Act also authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that is determined to be financial in nature or incidental to a financial activity, except insurance underwriting, real estate development, real estate investment (except as otherwise permitted by law), insurance company portfolio investments and merchant banking activities. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). In addition, the GLB Act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

Item  2.  Description of Property

(a) Properties.

Emclaire owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. Emclaire pays no rent or other form of consideration for the use of this facility. The Bank also owns a facility that houses its data processing operations. The Bank has eleven offices located in Venango, Butler, Clarion, Clearfield, Elk, and Jefferson counties, Pennsylvania. The Bank's total investment in office property and equipment was $5.7 million with a net book value of $3.4 million at December 31, 1999.

          Main Office                  Eau Claire Office              Clarion Office               Data Center
          -----------                  -----------------              --------------               -----------
612 Main Street                  207 South Washington Street     Sixth and Wood Streets    708 Main Street
Emlenton, Pennsylvania           Eau Claire, Pennsylvania        Clarion, Pennsylvania     Emlenton, Pennsylvania
Venango County                   Butler County                   Clarion County            Venango, County

       East Brady Office                Bon Aire Office              Knox 338 Office         Knox Main Street Office
       -----------------                ---------------              ---------------         -----------------------
Broad and Brady Streets          1101 North Main Street          Rt. 338 South             Main and State Streets
East Brady, Pennsylvania         Butler, Pennsylvania            Knox, Pennsylvania        Knox, Pennsylvania
Clarion County                   Butler County                   Clarion County            Clarion County

      Clarion Mall Office                Ridgway Office               DuBois Office             Brookville Office
      -------------------                --------------               -------------             -----------------
Clarion Mall, Room 400           173 Main Street                 17 W. Long Avenue         263 Main Street
Clarion, Pennsylvania            Ridgway, Pennsylvania           DuBois, Pennsylvania      Brookville, Pennsylvania
Clarion County                   Elk County                      Clearfield County         Jefferson County

All offices are owned by the Bank, except for the Bon Aire, Knox 338, Clarion Mall and DuBois offices which are leased. The Bon Aire office is a unit in the Bon Aire Plaza operated under a 5-year lease with an option to renew. The Knox 338 office is located in a supermarket, and is operated under a 5 year lease commencing in 1996 with three (3) options to renew. The Clarion Mall office is leased for 5 years with two (2) options to renew. The DuBois office is leased on a month-to-month basis. The Bank also maintains a remote ATM facility located in a supermarket in East Brady.

         (b) Investment Policies.

See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gains.

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

Neither the Bank nor Emclaire is involved in any material legal proceedings. The Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the quarter ended December 31, 1999.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The information contained under the section captioned "Common Stock Information" in Emclaire's Annual Report for the fiscal year ended December 31, 1999, is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7. Financial Statements

Emclaire's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

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

                 3.1       Articles  of  Incorporation  of Emclaire
                           Financial Corp. *

                 3.2       Bylaws of Emclaire Financial Corp. *

                   4       Specimen Stock Certificate of Emclaire Financial
                           Corp. ***

                  10 Form of Change in Control Agreement between Registrant and two (2) executive officers. **

                  11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report).

                  13 Annual Report to Stockholders for the fiscal year ended December 31, 1999.

                  21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

                  27       Financial Data Schedule ****

(b)               Reports on Form 8-K.

                  None

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996
** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1996.
*** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1997.
**** Only in electronic filing.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     EMCLAIRE FINANCIAL CORP.

Dated: April ____, 2000           By: /s/ David L. Cox
                                      --------------------------------------
                                      David L. Cox
                                      President, Chief Executive Officer, and Director
                                      (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ David L. Cox                                        By: /s/ John J. Boczar
    ----------------------------------                          -------------------------------
    David L. Cox                                                John J. Boczar
    President, Chief Executive Officer, and Director            Secretary/Treasurer
    (Principal Executive Officer)                               (Principal Financial and Accounting Officer)

Date: April 11, 2000                                        Date: April 11, 2000


By: /s/ Ronald L. Ashbaugh                                  By: /s/ Brian C. McCarrier
    ----------------------------------                          -------------------------------
    Ronald L. Ashbaugh                                          Brian C. McCarrier
    Director                                                    Director

Date: April 11, 2000                                        Date: April 11, 2000


By:                                                         By:  /s/ George W. Freeman
    ----------------------------------                          -------------------------------
    Bernadette H. Crooks                                        George W. Freeman
    Director                                                    Director

Date: April   , 2000                                        Date: April 11, 2000


By:                                                         By:
    ----------------------------------                          -------------------------------
    Rodney C. Heeter                                            Robert L. Hunter
    Director                                                    Director

Date: April   , 2000                                        Date:


By: /s/ J. Michael King                                     By: /s/ John B. Mason
    ----------------------------------                          -------------------------------
    J. Michael King                                             John B. Mason
    Director                                                    Director

Date: April 11, 2000                                        Date: April 11, 2000


By:
    ----------------------------------
      Elizabeth C. Smith
      Director

Date: