Form 10QSB
period 2000-03-31
EMCLAIRE FINANCIAL CORP
filed 2000-05-15
CIK 858800

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

For the transition period from _____________________ to _____________________

Commission file Number: 000-18464
                        ---------

                            EMCLAIRE FINANCIAL CORP.
        (Exact Name of small business issuer as specified in its charter)

        PENNSYLVANIA                                      25-1606091
-------------------------------                     ----------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)

         612 Main Street
           Emlenton, PA                                   16373
----------------------------------------               ----------
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

As of May 5, 2000, there were 1,346,883 shares outstanding of the issuer's common stock, par value $1.25 per share.

================================================================================

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I      Financial Information                                          Page
                                                                           ----

            Item 1.   Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheet, March 31, 2000 and
                      December 31, 1999                                        3

                      Consolidated Statement of Income
                      Three months ended March 31, 2000 and 1999               4

                      Consolidated Statement of Changes in
                      Stockholders' Equity                                     5

                      Consolidated Statement of Cash Flows
                      Three months ended March 31, 2000 and 1999               6

                      Notes to Consolidated Financial Statements           7 - 8


            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9 - 14


Part II     Other Information

            Item 1.   Legal Proceedings                                       15

            Item 2.   Changes in Securities                                   15

            Item 3.   Defaults Upon Senior Securities                         15

            Item 4.   Submission of Matters to a Vote of Securities Holders   15

            Item 5.   Other Information                                       15

            Item 6.   Exhibits and Reports on Form 8-K                        15

            Signatures                                                        16

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited - dollars in thousands)

                                                                                          March 31,          December 31,
                                                                                            2000                1999
                                                                                       ----------------   ----------------
 ASSETS
      Cash and due from banks                                                                $   6,613          $   8,595
      Federal funds sold                                                                             -                  -
      Investment securities
          Available for sale                                                                    31,288             33,499
          Held to maturity (estimated market value
             of $2,264 and $2,269)                                                               2,273              2,278
      Loans                                                                                    146,191            139,462
      Less allowance for loan losses                                                             1,354              1,373
                                                                                       ----------------   ----------------
          Net loans                                                                            144,837            138,089
      Premises and equipment                                                                     3,311              3,369
      Accrued interest and other assets                                                          6,263              6,174
                                                                                       ----------------   ----------------

             TOTAL ASSETS                                                                    $ 194,585          $ 192,004
                                                                                       ================   ================

 LIABILITIES
      Deposits
          Noninterest bearing demand                                                         $  29,940          $  27,871
          Interest bearing demand                                                               20,008             21,628
          Savings                                                                               23,763             23,021
          Money market                                                                          21,765             22,254
          Time                                                                                  73,419             73,651
                                                                                       ----------------   ----------------
             Total deposits                                                                    168,895            168,425
      Borrowed funds                                                                             4,420              2,000
      Accrued interest and other liabilities                                                       770                775
                                                                                       ----------------   ----------------
             TOTAL LIABILITIES                                                                 174,085            171,200
                                                                                       ----------------   ----------------

 STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00; 3,000,000 shares authorized;
          none issued                                                                                -                  -
      Common stock, par value $1.25; 12,000,000 shares authorized;
          1,395,852 shares issued                                                                1,745              1,745
      Additional paid-in capital                                                                10,871             10,871
      Retained earnings                                                                          9,339              9,151
      Accumulated other comprehensive loss                                                        (800)              (663)
      Treasury stock at cost (42,312 and 19,242 shares in 2000 and 1999, respectively)            (655)              (300)
                                                                                       ----------------   ----------------
             TOTAL STOCKHOLDERS' EQUITY                                                         20,500             20,804
                                                                                       ----------------   ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 194,585          $ 192,004
                                                                                       ================   ================


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
          (Unaudited - dollars in thousands, except per share amounts)

                                                                                            Three Months Ended March 31,
                                                                                              2000               1999
                                                                                        -----------------  -----------------
 INTEREST INCOME
      Loans, including fees                                                                      $ 2,919            $ 2,702
      Interest bearing deposits in other banks                                                         4                 25
      Federal funds sold                                                                               8                119
      Investment securities:
          Taxable                                                                                    460                429
          Exempt from federal income tax                                                              84                 46
                                                                                        -----------------  -----------------
             Total interest income                                                                 3,475              3,321
                                                                                        -----------------  -----------------

 INTEREST EXPENSE
      Deposits                                                                                     1,327              1,429
      Borrowed funds                                                                                  40                 28
                                                                                        -----------------  -----------------
             Total interest expense                                                                1,367              1,457
                                                                                        -----------------  -----------------

 NET INTEREST INCOME                                                                               2,108              1,864

 Provision for loan losses                                                                            46                 44
                                                                                        -----------------  -----------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                                                    2,062              1,820
                                                                                        -----------------  -----------------

 OTHER OPERATING INCOME
      Service fees on deposit accounts                                                               143                138
      Other                                                                                           60                 46
                                                                                        -----------------  -----------------
             Total other operating income                                                            203                184
                                                                                        -----------------  -----------------

 OTHER OPERATING EXPENSE
      Salaries and employee benefits                                                                 886                689
      Occupancy, furniture and equipment                                                             244                259
      Other                                                                                          581                487
                                                                                        -----------------  -----------------
             Total other operating expense                                                         1,711              1,435
                                                                                        -----------------  -----------------

 Income before income taxes                                                                          554                569
 Income taxes                                                                                        163                181
                                                                                        -----------------  -----------------

 NET INCOME                                                                                      $   391            $   388
                                                                                        =================  =================

 EARNINGS PER SHARE                                                                              $  0.29            $  0.28
 DIVIDENDS PER SHARE                                                                             $  0.15            $  0.14

 AVERAGE SHARES OUTSTANDING                                                                    1,365,079          1,395,852



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                  Accumulated
                                                      Additional                     Other
                                            Common      Paid in     Retained      Comprehensive     Treasury
                                            Stock       Capital     Earnings          Loss            Stock         Total
                                           --------   ----------    ---------     -------------    -----------    ----------
 Balance, December 31, 1999                $ 1,745      $ 10,871      $ 9,151          $ (663)        $ (300)     $ 20,804

 Comprehensive income:
      Net income                                                          391                                          391
      Other comprehensive loss, net
          unrealized loss on securities
          net of tax benefit of $70                                                      (137)                        (137)
                                                                                                                  ---------
 Total comprehensive income                                                                                            254

 Dividends declared ($.15 per share)                                     (203)                                        (203)
 Treasury stock acquired                                                                                (355)         (355)
                                           --------   -----------   ----------    ------------     ----------     ---------

 Balance March 31, 2000                    $ 1,745      $ 10,871      $ 9,339          $ (800)        $ (655)     $ 20,500
                                           ========   ===========   ==========    ============     ==========     =========


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                                          Three Months Ended March 31,
                                                                                             2000               1999
                                                                                       -----------------  -----------------
OPERATING ACTIVITIES
     Net income                                                                                 $   391           $    388
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                           225                243
            Net amortization of investment security
                discounts and premiums                                                               19                 35
            Provision for loan losses                                                                46                 44
            (Increase) decrease in accrued interest receivable                                     (154)                59
            Increase in accrued interest payable                                                     16                 19
            Other, net                                                                               22                (79)
                                                                                       -----------------  -----------------
                Net cash provided by operating activities                                           565                709
                                                                                       -----------------  -----------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                                    2,000              1,500
            Held to maturity                                                                          -                 48
     Purchases of investment securities:
            Available for sale                                                                      (10)                 -
     Net loan (originations) repayments                                                          (6,824)             1,258
     Purchases of premises and equipment                                                            (45)               (26)
     Other                                                                                            -                124
                                                                                       -----------------  -----------------
                Net cash provided by (used for) investing activities                             (4,879)             2,904
                                                                                       -----------------  -----------------

FINANCING ACTIVITIES
     Net increase in deposits                                                                       470                 69
     Increase in short-term borrowings                                                            2,420                  -
     Payments for obligation under capital lease                                                      -                (11)
     Acquisition of treasury stock                                                                 (355)                 -
     Cash dividends paid, including fractional shares                                              (203)              (195)
                                                                                       -----------------  -----------------
                Net cash provided by (used for) provided by financing activities                  2,332               (137)
                                                                                       -----------------  -----------------

                Increase (decrease) in cash and cash equivalents                                 (1,982)             3,476

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  8,595             18,689
                                                                                       -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 6,613           $ 22,165
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

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,365,079 and 1,395,852, and for the three month periods in 2000 and 1999, respectively.

3. COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on securities available for sale. For the three months ended March 31, 2000, this activity is shown under the heading Accumulated Other Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 1999 the accumulated other comprehensive income had a beginning balance of $293,000, a net unrealized loss of $241,000 and an ending balance of $52,000. This net unrealized loss on securities resulted in total comprehensive net income of $147,000, for the three months ended March 31, 1999.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                            March 31,        December 31,
                                               2000              1999
                                          ---------------- -----------------

Commercial and industrial                       $  17,875         $  14,660
Real estate mortgages
     Residential                                   90,890            90,232
     Commercial and other                          22,918            20,360
Consumer                                           14,508            14,210
                                          ---------------- -----------------
                                                  146,191           139,462
Less allowance for loan losses                      1,354             1,373
                                          ---------------- -----------------

                                                $ 144,837         $ 138,089
                                          ================ =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at March 31, 2000 and December 31, 1999, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

5. COMMON STOCK

On May 8, 2000 the Company announced it was extending the completion date of its stock repurchase plan until November 6, 2000. Under the terms of the plan dated October 20, 1999, the Company is authorized to repurchase up to 69,792 shares of common stock. As of March 31, 2000, 42,312 shares have been acquired at a total cost of $655,000.

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

Certain information presented in this report and other statements concerning future performance, developments or events, and expectations for growth and market forecasts constitute forward-looking statements which are subject to a number of risks and uncertainties, including interest rate fluctuations, changes in local or national economic conditions, and government and regulatory actions which might cause actual results to differ materially from stated expectations or estimates. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Comparison of the Three Months Ended March 31, 2000 and 1999

Net Income - Net income for the three months ended March 31,2000 totaled $391,000 or $.29 per share, as compared to $388,000 or $.28 per share recorded during the same period in 1999. The 2000 quarterly earnings equaled those reported in 1999, as the rise in net interest income related to the increase in the yield on earning assets was offset by increased overhead particularly increased employee costs.

The net income reported resulted in annualized returns on average assets and average equity of .82% and 7.58% for the quarter ended March 31, 2000, as compared to returns of .81% and 7.43% for the same period in 1999.

Net Interest Income - Tax-equivalent net interest income increased $282,000 or 15% during the first quarter of 2000 as compared to the same period in 1999. This increase resulted primarily from the loan portfolio, which showed increases in both volume and yield. Coupled with this improvement were decreases in the volume and cost of interest-bearing liabilities. The net tax-equivalent yield on earning assets for the quarter was 4.92%, a 58 basis point improvement from the 4.34% yield earned during the same period in 1999.

Average earning assets totaled $179.3 for the first three months of 2000 representing 93.3% of total average assets. For the same period in 1999, average earning assets totaled $178.9 million and represented 92.4% of total average assets. Average loans increased $8.2 million or 6.1% to $141.7 million for the first quarter of 2000 as compared to first three months of 1999. Average investment securities rose $5.5 million during the same period, as available funds were transferred from interest-bearing bank deposits and federal funds sold, resulting in decreases in the average balances of $5.0 and $8.2 million, respectively.

Tax equivalent interest income rose $192,000 or 5.7% during the first three months of 2000, as compared to the same period in 1999, due to the increased loan volume combined with generally higher interest rates. The tax-equivalent yield on the loan portfolio for the first quarter of 2000 rose 12 basis points to 8.40%, reflecting the effects of recent increases in the prime interest rate along with an increase in commercial and commercial real estate loans. Due to the effect of securities purchased during the second and third quarters of 1999, the tax-equivalent yield on tax-exempt investment securities was 7.07% for the first quarter of 2000, an increase of 39 basis points from 1999. The slight increase in average volume, combined with the shift in average earning assets from short-term bank deposits and federal funds to loans and investment securities; along with the rise in interest rates resulted in a tax-equivalent yield of 7.99% for the first quarter of 2000, as compared to 7.64% during the same period in 1999.

Interest expense fell $90,000 or 6.2% to $1.4 million during the first quarter of 2000, as compared to the same period in 1999. The decrease in the volume of average interest-bearing liabilities, which fell $4.1 million to $142.4 million, was the principal factor for the decline in interest expense. As a result, the cost of funds fell 17 basis points to 3.86%.

With the continuing upward pressure on interest rates, combined with an ongoing need to attract and retain funds to support loan demand, it is expected the cost of funds, specifically time deposits will increase. In addition, approximately $39.1 million of time deposits will mature within the next 12 months, while only $41.7 million of investment securities and loans are scheduled to mature or reprice during the same period. Depending on the mix of future deposit and loan growth, it is likely that the net yield on earning assets will decline in the near-term.

Lastly, the Company will introduce bundled account products during the later half of the second quarter. These products will allow consumer deposit customers who meet certain combined deposit limits to take advantage of specific products and services at reduced or no charge. In addition, checking accounts designated by customers participating in these new products will earn interest. Previously, these funds would most likely have been held in regular noninterest-bearing checking accounts. In addition, participants will be eligible for certain interest rate preferences on selected time deposit and loan products. While the introduction of these products is not expected to have a significant impact on the overall cost of funds, it could contribute an increase in the volume of interest-bearing liabilities and the related cost of those funds.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced by the loan portfolio, combined with the continuing moderation of non-performing loans, the provision for loan losses for the first quarter of 2000 totaled $46,000, as compared to $44,000 provided during the same period in 1999.

Other operating income - Other operating income increased $19,000 or 10% for the first quarter of 2000, due to an increase of approximately $6,000 in overdraft fees, related to the increase in the number of deposit accounts. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage, along with a slight increase in the ATM convenience fee. Combined, these fees accounted for $13,000 of the total increase in other operating income.

As part of the introduction of bundled account products, the Company restructured its deposit service fee schedule in an attempt to offset the ever rising cost of servicing customer deposit accounts. As a result, certain fees will be implemented or adjusted effective June 2000. While the bundled account products and a newly created basic checking account product will allow most customers to continue to bank at little or no monthly charge; customers who do not wish to participate in these new products, but wish to take advantage of products and services offered by the Company will be subject to minimum balance and usage charges for certain account products and services. The implementation of these fees has the potential to significantly impact other operating income. However, the final result will be based on a number of factors such as the level of acceptance of the bundled and basic checking products, combined with the volume of usage of products and services by customers who chose to pay for such services.

Other Operating Expense - Other operating expense for the first quarter of 2000 totaled $1.7 million an increase of $276,000 or 19% from the same period in 1999. As discussed in the annual report to shareholders the Company increased staffing during the third and fourth quarters of 1999. These additional employees are the largest reason for the increase in other operating expense.

Salaries and employee benefits increased $197,000 or 29% to $886,000 for the first quarter of 2000. As discussed above, the employees added during the third and fourth quarters of 1999, coupled with normal annual salary adjustments are the principal reason for the increase. During the first quarter the Company's health care coverage was converted to a health maintenance organization sponsored by the same provider. This change should result in a premium cost decrease of approximately 15%, or $60,000 per year. The effects of this change will be realized starting with the second quarter of 2000.

Occupancy and equipment costs decreased approximately $15,000 or 6% to $244,000 during the first quarter of 2000, as compared to the same period in 1999. A reduction in costs associated with equipment rental and equipment and software maintenance contracts is principally responsible for this decrease. Due to pending renewals of certain maintenance contracts and expected increases resulting from these renewals, it is expected that occupancy and equipment costs for future periods will increase.

Other operating expense increased $94,000 or 19% during the three months ended March 31, 2000, as compared to the same period in 1999 and totaled $581,000. Recurring costs increased during the comparative quarter due to items such as: increased ATM and debit card processing fees which increased $9,000 due to the increased number of cards and the resulting usage; Pennsylvania shares tax expense increased approximately $6,000, due to prior increases in Bank capital. As a result of the strategic planning process undertaken in 1999, additional resources were dedicated to training, advertising and promotion, and customer development. Due to these strategic initiatives, training and the related travel costs increased approximately $16,000, while advertising, promotion and customer development costs increased $11,000. In addition, losses resulting from teller shortages and other miscellaneous losses increased $29,000. Of these losses, $10,000 resulted from activity by a single customer, which is considered to be non-recurring. Fees for legal and accounting services increased approximately $20,000. Legal fees rose due to increased loan originations and collection efforts, while accounting and auditing fees increased due to normal fee adjustments combined with increased or additional services.

Income Taxes - Income tax expense for the first three months of 2000 totaled $163,000 or 29.4% of pre-tax income, as compared to $181,000 or 31.8% for the same period in 1999. The tax-exempt income from securities purchased during the second and third quarters of 1999 helped to reduce the effective tax rate.

Financial Condition

At March 31, 2000 the Company reported total consolidated assets of $194.6 million, an increase of 1% from the $192.0 million reported at December 31, 1999. This modest increase was due largely to the increase in loan demand particularly commercial loans, which was primarily funded by investment maturities, and short-term borrowings Total loans increased $6.7 million or 5%, to $146.2 million, as commercial loans rose $3.2 million or 22%, and commercial and other real estate loans increased $2.6 million or 13% from December 31, 1999. The increase in commercial loans was due principally to a single loan extended late in the first quarter.

Total deposits showed a slight increase of $470,000 or .3% during the first quarter of 2000. Increases in regular checking accounts totaling $2.1 million offset declines in NOW accounts, which amounted to $1.6 million. Time deposits remained largely unchanged from December 31, 1999, showing a slight decline of $232,000.

Stockholders' equity declined $304,000 or 2% from December 31, 1999, and totaled $20.5 million at March 31, 2000. The decline is due largely to the repurchase of approximately 23,000 shares of common stock during the quarter at a total cost of $355,000. The stock repurchase plan approved by the board of directors in October 1999 was recently extended until November 6, 2000. The plan allows for the repurchase of up to 69,792 shares of common stock. Through May 5, 2000, 48,969 shares have been acquired at a total cost of $756,000.

Liquidity

For the first quarter of 2000 operating activities as presented in the statement of cash flows provided $565,000 in cash as compared to $709,000 in 1999. These funds were generated principally from net income, depreciation and amortization.

Investing activities used $4.9 million during the first quarter of 2000 as compared to $2.9 provided in 1999. During the first three months of 2000, investment maturities of $2.0 million combined with borrowed funds were used to fund net loan originations of $6.8 million. During the same period in 1999 net loan repayments and investment maturities provided cash of $1.3 million and $1.5 million, respectively.

During the second quarter of the year, the Company plans to complete the relocation of its DuBois operation to a newly constructed leased facility. In addition, the renovation of the Brookville facility is scheduled to commence pending final approval of the plans. It is estimated the total capital expenditures for these projects is estimated at approximately $300,000.

Financing activities for the first three months of 2000 provided approximately $2.3 million, due principally to short-term borrowings of $2.4 million. Financing activities during the first quarter of 2000 used $355,000 for the repurchase of common stock and $203,000 for dividend payments. During the same period of 1999, financing activities used $137,000 due to principally to the payment of dividends totaling $195,000.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At March 31, 2000, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank of Pittsburgh.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.


Risk Elements

At March 31, 2000, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $693,000.

Of the non-performing loan total, $515,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at March 31, 2000, has been allocated for these loans. During the first quarter of 2000, the borrower made payments totaling $13,000, which were recorded as interest income. Management believes the underlying collateral adequately secures the Company.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:

                                                 2000                            1999
                                              ---------    ----------------------------------------------------------
                                              March 31,    December 31,    September 30,   June 30,       March 31,
                                              ---------    ------------    -------------   --------       ---------
Non-performing loans
    Loans past due 90 days or more            $      84     $       86     $       95     $        114   $        238
    Non-accrual loans                               609            617            739              874          1,032
                                              ---------     ----------     ----------     ------------   ------------
      Total non-performing loans                    693            703            834              988          1,270
Other non-performing assets
Repossessed assets                                    -              -              -                3              -
Real estate acquired through
    foreclosure                                     113            104             22               25             56
                                              ---------     ----------     ----------     ------------   ------------
      Total other non-performing assets             113            104             22               28             56
                                              ---------     ----------     ----------     ------------   ------------

        Total non-performing assets           $     806     $      807     $      856     $      1,016   $      1,326
                                              =========     ==========     ==========     ============   ============

Non-performing loans as a percentage
    of total loans                                  .47%           .50%           .61%             .74%           .96%
Non-performing assets to total assets               .41            .42            .44              .53            .68


Subsequent to March 31, 2000, several parcels of foreclosed real estate were sold reducing the remaining total to $55,000.

At March 31, 2000, based on the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse impact on future earnings, liquidity or capital resources. Based on the results of the quarterly internal loan review process, and considering the trend of past loan losses and recoveries, and current risk elements in the loan portfolio, management believes the allowance for loan losses at March 31, 2000 is adequate.

Year 2000

The transition to the century date change was successfully managed. For the remainder of 2000, several dates previously determined to be susceptible to programming problems related to the century date change remain. One such date February 29, 2000 was successfully navigated during the first quarter.

Although considered unlikely, problems in core business processes, including problems associated with noncompliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. The Company continues to monitor all business processes, including business customers, vendors and other third parties to address any issues and to ensure all processes continue to function properly.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        (None)

Item 2. Changes in Securities

        (None)

Item 3. Defaults Upon Senior Securities

        (None)

Item 4. Submission of Matters to a Vote of Security Holders

        (None)

Item 5. Other Information

         On May 8, 2000 the Company announced the Board of Directors had approved extending the expiration date of its first stock repurchase plan until November 6, 2000. See EXHIBIT 99.1.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule (in electronic filing only)
         Exhibit 99.1 - Press Release

     (b) Reports on Form 8-K

     (None)

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
------------------------
(Registrant)


Date: May 15, 2000                              By: /s/ David L. Cox
     -------------------                            ---------------------------
                                                    David L. Cox
                                                    President and CEO


Date: May 15, 2000                              By: /s/ John J. Boczar
     -------------------                            ---------------------------
                                                    John J. Boczar
                                                      Treasurer