Form 10QSB
period 2000-06-30
EMCLAIRE FINANCIAL CORP
filed 2000-08-14
CIK 858800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

            For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of August 9, 2000, there were 1,344,883 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I  Financial Information                                               Page
                                                                            ----
        Item 1.   Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet, June 30, 2000 and
                  December 31, 1999                                            3

                  Consolidated Statement of Income Three and
                  Six months ended June 30, 2000 and 1999                      4

                  Consolidated Statement of Changes in
                  Stockholders' Equity                                         5

                  Consolidated Statement of Cash Flows
                  Six months ended June 30, 2000 and 1999                      6

                  Notes to Consolidated Financial Statements               7 - 8


        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9 - 15


Part II Other Information

        Item 1.   Legal Proceedings                                           16

        Item 2.   Changes in Securities                                       16

        Item 3.   Defaults Upon Senior Securities                             16

        Item 4.   Submission of Matters to a Vote of Securities Holders       16

        Item 5.   Other Information                                           16

        Item 6.   Exhibits and Reports on Form 8-K                            17

        Signatures                                                            18

                              EMCLAIRE FINANCIAL CORP.
                             CONSOLIDATED BALANCE SHEET
                         (Unaudited - dollars in thousands)

                                                                 June 30,    December 31,
                                                                   2000         1999
                                                                 ---------   ------------
ASSETS
    Cash and due from banks                                      $   7,231    $   8,595
    Investment securities:
      Available for sale                                            29,180       33,499
      Held to maturity (estimated market value
         of $763 and $2,269)                                           768        2,278
    Loans                                                          150,070      139,462
    Less allowance for loan losses                                   1,391        1,373
                                                                 ---------    ---------
      Net loans                                                    148,679      138,089
    Premises and equipment                                           3,259        3,369
    Accrued interest and other assets                                5,978        6,174
                                                                 ---------    ---------

         TOTAL ASSETS                                            $ 195,095    $ 192,004
                                                                 =========    =========

LIABILITIES
    Deposits
      Non-interest bearing demand                                $  28,034    $  27,871
      Interest bearing demand                                       20,811       21,628
      Savings                                                       21,231       23,021
      Money market                                                  22,200       22,254
      Time                                                          77,092       73,651
                                                                 ---------    ---------
         Total deposits                                            169,368      168,425
    Borrowed funds                                                   4,170        2,000
    Accrued interest and other liabilities                             877          775
                                                                 ---------    ---------
         TOTAL LIABILITIES                                         174,415      171,200
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00, 3,000,000 shares
      authorized; none issued                                           --           --
    Common stock, par value $1.25 per share; 12,000,000 shares
      authorized, 1,395,852 shares issued and outstanding            1,745        1,745
    Additional paid in capital                                      10,871       10,871
    Retained earnings                                                9,596        9,151
    Accumulated other comprehensive loss                              (746)        (663)
    Treasury stock at cost (50,969 and 19,242 shares)                 (786)        (300)
                                                                 ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                 20,680       20,804
                                                                 ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 195,095    $ 192,004
                                                                 =========    =========

See accompanying notes to the consolidated financial statements.

                                    EMCLAIRE FINANCIAL CORP.
                                CONSOLIDATED STATEMENT OF INCOME
                  (Unaudited - dollars in thousands, except per share amounts)

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                  2000         1999           2000         1999
                                               ----------   ----------     ----------   ----------
INTEREST INCOME
    Loans, including fees                      $    3,097   $    2,718     $    6,016   $    5,420
    Interest bearing deposits in other banks            3           69              7           94
    Federal funds sold                                  3          129             11          248
    Investment securities:
       Taxable                                        411          420            871          849
       Exempt from federal income tax                  83           55            167          101
                                               ----------   ----------     ----------   ----------
          Total interest income                     3,597        3,391          7,072        6,712
                                               ----------   ----------     ----------   ----------

INTEREST EXPENSE
    Deposits                                        1,375        1,388          2,702        2,817
    Borrowed funds                                     54           28             94           56
                                               ----------   ----------     ----------   ----------
          Total interest expense                    1,429        1,416          2,796        2,873
                                               ----------   ----------     ----------   ----------

NET INTEREST INCOME                                 2,168        1,975          4,276        3,839

Provision for loan losses                              51           36             97           80
                                               ----------   ----------     ----------   ----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       2,117        1,939          4,179        3,759
                                               ----------   ----------     ----------   ----------

OTHER OPERATING INCOME
    Service fees on deposit accounts                  223          150            366          288
    Other                                              75           59            138          105
                                               ----------   ----------     ----------   ----------
          Total other operating income                298          209            504          393
                                               ----------   ----------     ----------   ----------

OTHER OPERATING EXPENSE
    Salaries and employee benefits                    867          744          1,753        1,433
    Occupancy, furniture and equipment                268          224            512          483
    Other                                             621          545          1,205        1,032
                                               ----------   ----------     ----------   ----------
          Total other operating expense             1,756        1,513          3,470        2,948
                                               ----------   ----------     ----------   ----------

Income before income taxes                            659          635          1,213        1,204
Income taxes                                          199          200            362          381
                                               ----------   ----------     ----------   ----------

NET INCOME                                     $      460   $      435     $      851   $      823
                                               ==========   ==========     ==========   ==========

EARNINGS PER SHARE                             $     0.34   $     0.31     $     0.63   $     0.59
DIVIDENDS PER SHARE                                  0.15         0.14           0.30         0.28

AVERAGE SHARES OUTSTANDING                      1,348,245    1,395,852      1,356,662    1,395,852

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (Unaudited - dollars in thousands, except per share amounts)

                                                                                         Accumulated
                                                            Additional                      Other
                                                Common        Paid in       Retained     Comprehensive    Treasury
                                                Stock         Capital       Earnings         Loss           Stock        Total
                                            -------------- ------------- -------------- --------------- ------------ --------------
 Balance, December 31, 1999                     $ 1,745      $ 10,871        $ 9,151         $ (663)       $ (300)      $ 20,804

 Comprehensive income:
     Net income                                                                  851                                         851
     Other comprehensive loss, net
        unrealized loss on securities
        net of tax benefit of $43                                                               (83)                         (83)
                                                                                                                        --------
 Total comprehensive income                                                                                                  768

 Dividends declared ($.30 per share)                                            (406)                                       (406)
 Treasury stock acquired                                                                                     (486)          (486)
                                                -------      --------        -------         ------        ------       --------

 Balance, June 30, 2000                         $ 1,745      $ 10,871        $ 9,596         $ (746)       $ (786)      $ 20,680
                                                =======      ========        =======         ======        ======       ========

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                     Six Months Ended June 30,
                                                                          2000        1999
                                                                        --------    --------
OPERATING ACTIVITIES
    Net income                                                          $    851    $    823
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                       452         489
         Net amortization of investment security
           discounts and premiums                                             29          69
         Provision for loan losses                                            97          80
         (Increase) decrease in accrued interest receivable                   (9)         21
         Increase in accrued interest payable                                 38           1
         Other, net                                                           24          59
                                                                        --------    --------
           Net cash provided by operating activities                       1,482       1,542
                                                                        --------    --------

INVESTING ACTIVITIES
    Proceeds from maturities and repayments of investment securities:
         Available for sale                                                4,491       4,252
         Held to maturity                                                  1,502          50
    Purchases of investment securities available for sale                   (319)     (7,654)
    Net loan (originations) repayments                                   (10,704)      1,506
    Purchases of premises and equipment                                      (98)        (70)
    Other                                                                     61         194
                                                                        --------    --------
           Net cash used for investing activities                         (5,067)     (1,722)
                                                                        --------    --------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                      943        (987)
    Increase in short-term borrowings                                      2,170          --
    Payments for obligation under capital lease                               --         (19)
    Purchase of treasury stock                                              (486)         --
    Cash dividends paid                                                     (406)       (391)
                                                                        --------    --------
           Net cash provided by (used for) financing activities            2,221      (1,397)
                                                                        --------    --------

           Decrease in cash and cash equivalents                          (1,364)     (1,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             8,595      18,689
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  7,231    $ 17,112
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

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,348,245, 1,395,852 and 1,356,662, 1,395,852, and for the three and six month periods in 2000 and 1999, respectively.

3. COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on securities available for sale. For the six months ended June 30, 2000, this activity is shown under the heading Accumulated Other Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six months ended June 30, 1999 the accumulated other comprehensive income had a beginning balance of $293,000, a net unrealized loss of $463,000 and an ending balance of $(170,000). This net unrealized loss on securities resulted in total comprehensive net income of $360,000, for the six months ended June 30, 1999.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------    ------------

Commercial and industrial                                19,356       $ 14,660
Real estate mortgages
    Residential                                          92,413         90,232
    Commercial and other                                 23,506         20,360
Consumer                                                 14,795         14,210
                                                       --------       --------
                                                        150,070        139,462
Less allowance for loan losses                            1,391          1,373
                                                       --------       --------

                                                       $148,679       $138,089
                                                       ========       ========

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at June 30, 2000 and December 31, 1999, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

5. COMMON STOCK

On May 8, 2000 the Company announced it was extending the completion date of its stock repurchase plan until November 6, 2000. Under the terms of the plan dated October 20, 1999, the Company is authorized to repurchase up to 69,792 shares of common stock. As of June 30, 2000, 50,969 shares have been acquired at a total cost of $786,000.

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

Comparison of the Three Months Ended June 30, 2000 and 1999

Net Income - Net income for the three months ended June 30, 2000 totaled $460,000 or $.34 per share, as compared to $435,000 or $.31 per share recorded during the same period in 1999. The 2000 quarterly earnings represented an increase of $25,000 or 6% from the same period in 1999. A rise in net interest income of $193,000 combined with improved fee income, which increased $92,000, offset increased operating costs, which rose $246,000, resulting in the net earnings increase. On a per share basis, net income rose 10% to $.34 due to the improved net earnings combined with the impact of the stock repurchase program.

The reported net income resulted in annualized returns on average assets and average equity of .95% and 8.96% for the quarter ended June 30, 2000, as compared to returns of .90% and 8.20% for the same period in 1999.

Net Interest Income - Tax-equivalent net interest income increased $207,000 or 10% during the second quarter of 2000 as compared to the same period in 1999. This increase resulted primarily from the loan portfolio, which showed increases in both volume and yield. The increase in tax-equivalent interest income offset the slight rise of $13,000 in interest expense. The resulting net tax-equivalent yield on earning assets for the quarter was 4.90%, a 41 basis point improvement from the 4.49% yield earned during the same period in 1999.

Average earning assets totaled $182.4 million for the second quarter of 2000 representing 93.4% of total average assets. For the same period in 1999, average earning assets totaled $180.2 million and represented 92.7% of total average assets. Average loans increased $16.0 million or 12.1% to $148.6 million for the second quarter of 2000 as compared to same period in 1999. Average investment securities rose $1.8 million during the same period, as available funds were transferred from interest-bearing bank deposits and federal funds sold, resulting in decreases in the average balances of $4.7 and $10.8 million, respectively.

Tax equivalent interest income rose $220,000 or 6.4% during the second quarter of 2000, as compared to the same period in 1999, due to the increased loan volume combined with generally higher interest rates. The tax-equivalent yield on the loan portfolio for the period rose 15 basis points to 8.42%, reflecting the effects of increases in the prime interest rate along with an increase in commercial and commercial real estate loans. Due to the effect of securities purchased during the second and third quarters of 1999, the tax-equivalent yield on tax-exempt investment securities was 7.01% for the second quarter of 2000, an increase of 20 basis points from 1999. The slight increase in average volume, combined with the shift in average earning assets from short-term bank deposits and federal funds to loans and investment securities; along with the rise in interest rates resulted in a tax-equivalent yield of 8.05% for the second quarter of 2000, as compared to 7.64% during the same period in 1999.

Interest expense rose $13,000 or .9% to $1.4 million during the second quarter of 2000, as compared to the same period in 1999. The increase in the average cost of interest bearing funds rose 10 basis points to 3.99% for the quarter offsetting a decline in the volume of average interest-bearing liabilities, which fell $1.7 million or 1.2% to $144.2 million. A decline in the average volume of time deposits of $4.9 million or 6.2 % offset increases in money market and savings deposits and borrowed funds.

The decline in time deposits results mainly from certificate of deposit runoff at the branches acquired in 1998. In the twelve-month period ending June 30, 2000 certificates of deposit at these offices have declined approximately $4.0 million. This decline is due to the volume of customers whose only deposit relationship was a certificate of deposit that was opened due to the rate being the highest offered in the market. Since acquiring these offices, an attempt has been made to expand relationships with deposit customers. This includes offering competitive deposit rates, periodic special deposit rates, and providing expanded product offerings. In addition, management changes have been made at these offices, bringing in personnel with previous commercial bank experience. However, it appears a large portion of these time deposit customers routinely shop for the highest available rate and regularly transfer funds between financial institutions to obtain the highest rate. As result it appears that any future deposit growth at these offices will be the result of developing banking relationships with new retail customers and businesses in the local communities.

Combined with the issues faced at the purchased offices, a continuing, general upward pressure on interest rates, along with an ongoing need to attract and retain funds to support loan demand, it is expected the cost of funds, specifically time deposits will increase. In addition, approximately $34.6 million of time deposits will mature within the next 12 months, while $39.7 million of investment securities and loans are scheduled to mature or reprice during the same period. Depending on the mix of future deposit and loan growth, it is likely that the net yield on earning assets will decline in the near-term. As examples of the increasing pressure on interest rates, several promotional certificate of deposit programs have been offered since the beginning of the year. These programs have resulted in approximately $5.0 million in new deposit money, but carry a weighted-rate of approximately 6.4%. In addition, since June 30, 2000 a term borrowing converted to a variable rate product with the rate increasing approximately 120 basis points.

During May, the Company introduced several bundled account products. These products allow consumer deposit customers who meet certain combined deposit limits to take advantage of specific products and services at reduced or no charge. In addition, checking accounts designated by customers participating in these new products will earn interest. Previously, these funds would most likely have been held in regular noninterest-bearing checking accounts. In addition, participants will be eligible for certain interest rate preferences on selected time deposit and loan products. The introduction of these products is not expected to have a significant impact on the overall cost of funds, however, it could contribute an increase in the volume of interest-bearing liabilities and the related cost of those funds.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the growth experienced by the loan portfolio, combined with the continuing moderation of non-performing loans, the provision for loan losses for the second quarter of 2000 totaled $51,000, as compared to $36,000 provided during the same period in 1999.

Other operating income - Other operating income increased $89,000 or 43% during the second quarter of 2000 as compared to the same period in 1999. Combined with the introduction of bundled deposit products, was a restructuring of service fees in an attempt to offset the ever rising cost of servicing customer deposit accounts. Customers who do not wish to participate in the bundled products, but who wish to take advantage of products and services offered by the Company will be subject to minimum balance and usage charges for certain account products and services. The new and revised fee schedule took effect in June 2000, resulting in the improvement in other operating income. As compared to the second quarter of 1999, service charges during the second quarter of 2000 increased $73,000 or 49%. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage, along with a slight increase in the ATM convenience fee. Combined, these fees accounted for $15,000 of the total increase in other operating income.

While the bundled account products and a newly created basic checking account product will allow most customers to continue to bank at little or no monthly charge; the implementation of these fees has the potential to significantly impact other operating income. The final result of these changes will be based on a number of factors such as the level of acceptance of the bundled and basic checking products, combined with the volume of usage of products and services by customers who chose to pay for such services. It is expected to take several months for customers to adjust to these changes. As a result the pro rated improvement in overall fee income during the second quarter, while expected to continue, may not be as significant in future periods.

Other Operating Expense - Other operating expense for the second quarter of 2000 totaled $1.8 million an increase of $243,000 or 16% from the same period in 1999. As discussed in the annual report to shareholders the Company increased staffing during the third and fourth quarters of 1999. These additional employees are the largest reason for the increase in other operating expense.

Salaries and employee benefits increased $123,000 or 17% to $867,000 for the second quarter of 2000. As discussed above, the employees added during the third and fourth quarters of 1999, coupled with normal annual salary adjustments, and the related taxes are the principal reason for the increase representing approximately $132,000. As a result of converting the Company's health care coverage to a health maintenance organization sponsored by the same provider, group insurance premiums decreased approximately $14,000 as compared to the second quarter of 1999.

Occupancy and equipment costs increased approximately $44,000 or 20% to $268,000 during the second quarter of 2000, as compared to the same period in 1999. An increase in costs associated with equipment and software maintenance contracts represented approximately $18,000 of the increase. In addition, building and equipment repair costs increased $12,000. As discussed during the first quarter, pending renewals of certain maintenance contracts and expected increases resulting from these renewals, continue to be expected to increase occupancy and equipment costs for future periods.

Other operating expense increased $76,000 or 14% during the three months ended June 30, 2000, as compared to the same period in 1999 and totaled $621,000. Recurring costs increased during the comparative quarter due to items such as:
Pennsylvania shares tax expense increased approximately $6,000, due to prior increases in Bank capital. As a result of the strategic planning process undertaken in 1999, additional resources were dedicated to training, advertising and promotion, and customer development. Due to these strategic initiatives, advertising, promotion and customer development costs increased $38,000. Additional postage costs of $6,000 were incurred in a direct mailing of promotional material for the bundled accounts product. Printing and office supplies increased $23,000 due partly to costs related to providing necessary disclosures to customers related to the bundled accounts products and the related fees, and costs related to developing internal training documents. Losses resulting from teller shortages and other miscellaneous losses increased $7,000. Accounting services increased approximately $6,000 due to normal fee adjustments and expanded services. Fees for correspondent bank and courier services increased approximately $3,000, due principally to fuel surcharges added for delivery and transportation services.

Effective July 2000 the board of directors approved the adoption of an employee incentive program. This program allows for the payment of a percentage of an employee's salary as defined based upon the Bank achieving certain goals that relate to financial performance and growth. Based upon the attainment of the corporate goals an employee may be eligible to receive an incentive payment ranging from .67% to 8% of salary. Any payment made in 2000 will be prorated from the commencement date of the program. Had the program been in effect at June 30, 2000, no amount would have been payable. It is believed that a well-designed and effectively managed incentive program will improve the overall financial performance of the Company and at the same time reward employees for contributing to that success.

Income Taxes - Income tax expense for the second quarter of 2000 totaled $199,000 or 30.2% of pre-tax income, as compared to $200,000 or 31.5% for the same period in 1999. The tax-exempt income from securities purchased during the second and third quarters of 1999 helped to reduce the effective tax rate.

Comparison of the Six Months Ended June 30, 2000 and 1999

Net income for the six months ended June 30, 2000 totaled $851,000, an increase of $28,000 or 3% as compared to the first six months of 1999. On a per share basis earnings were $.34 per share, a 10% increase from the $.31 reported in 1999. As discussed earlier, the per share performance was favorably affected by the stock repurchase program.

Net Interest Income - Net interest income on a tax equivalent basis increased $469,000 or 12% for the comparative six month periods due to the increase in loan volume and general rise in interest rates discussed in the quarterly earnings section of this report. For the six months ended June 30, 2000 average loan volume was $145.2 million, an increase of $12.0 million or 9% from 1999. During the same period the volume of interest-bearing liabilities fell $2.8 million or 2% to $143.3 million. As discussed earlier, the runoff of time deposits was responsible for the overall volume reduction, offsetting increases in the volume of money market and savings accounts. The net tax equivalent yield for the first six months of 2000 was 4.88% as compared to 4.41% for the same period in 1999.

Other operating income - As previously discussed the implementation of the bundled account product and the restructuring of the service fee schedule enhanced other operating income. For the first half of 2000, other operating income rose $108,000 or 27% to $501,000.

Other Operating Expense - Other operating expense for the first half of 2000 totaled $3.5 million, an increase of $519,000 or 18%. The added salaries and related payroll taxes discussed earlier accounted for $253,000 of the increase. Costs for temporary employees represented another $50,000. Occupancy and equipment, and other operating expenses increased $29,000 or 6%, and $170,000 or 16% for reasons previously discussed.

Financial Condition

At June 30, 2000 the Company reported total consolidated assets of $195.1 million, an increase of 1.6% from the $192.0 million reported at December 31, 1999. This modest increase was due largely to the increase in loan demand particularly commercial loans, which was primarily funded by investment maturities combined with deposit growth and short-term borrowings.

Total loans increased $10.6 million or 7.6%, to $150.1 million, as commercial loans rose $5.0 million or 32%, and commercial and other real estate loans increased $3.1 million or 16% from December 31, 1999. The increase in commercial and commercial and other real estate loans can be attributed to several factors. The hiring of experienced branch managers at several offices offered access to several new customers, the customer call program resulted in several new or additional credits, and the addition of the vice president of credit administration has improved the effectiveness and efficiency of the underwriting process.

Loan growth during the second quarter of 2000 totaled $3.9 million. While this performance represents annualized growth of 11%, it is not as robust as the $6.7 million in net loan growth recorded during the first three months of 2000. It appears that economic factors, especially the rising interest rate environment, may continue to slow overall loan growth from that experienced during the first six months of 2000.

Total deposits showed a slight increase of $943,000 or .6% during the first half of 2000. Increases in time deposits totaling $1.5 million offset declines in NOW accounts, which amounted to $817,000. Regular checking, savings and money market deposit accounts remained relatively unchanged. As discussed earlier, the increase in time deposits was influenced by several promotional certificate rates offered during the first half of the year. Based on current market conditions, it is probable that similar promotional certificate rates or products will be offered during the remainder of the year.

Stockholders' equity declined $124,000 or .6% from December 31, 1999, and totaled $20.7 million at June 30, 2000. The decline is due principally to the repurchase of approximately 51,000 shares of common stock at a total cost of $786,000. The stock repurchase plan approved by the board of directors in October 1999 was until November 6, 2000. The plan allows for the repurchase of up to 69,792 shares of common stock.

Liquidity

For the first half of 2000 operating activities as presented in the statement of cash flows provided $1.5 million in cash equaling that reported in 1999. These funds were generated principally from net income, depreciation and amortization.

Investing activities used $5.1 million during the first six months of 2000 as compared to $1.7 used in 1999. During the first half of 2000, net investment maturities of $5.7 million combined with borrowed funds and deposit growth were used to fund net loan originations of $10.7 million. During the same period in 1999 investment maturities of $4.3 million, and net loan repayments of $1.5 million funded investment purchases of $7.7 million.

Due to construction delays encountered by the developer, the relocation of the DuBois office, originally, scheduled to be completed during the second quarter of 2000 has been postponed until September, at the earliest. The renovation of the Brookville facility commenced in August and should be completed within 90 days. The total capital expenditures for these projects are estimated at approximately $300,000.

Financing activities for the first six months of 2000 provided approximately $2.2 million, due principally to short-term borrowings of $2.2 million. Financing activities during the first half of 2000 used $486,000 for the repurchase of common stock and $406,000 for dividend payments. During the same period of 1999, financing activities used $1.4 million due to principally to the decrease in deposits of $987,000.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At June 30, 2000, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank of Pittsburgh.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements

At June 30, 2000, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $771,000.

Of the non-performing loan total, $515,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at June 30, 2000, has been allocated for these loans. During the first half of 2000, the borrower made payments totaling $26,000, which were recorded as interest income. Management believes the underlying collateral adequately secures the Company.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:

                                                       2000                             1999
                                             -----------------------   --------------------------------------
                                             June 30,      March 31,   December 31,  September 30,   June 30,
                                             --------      ---------   ------------  -------------   --------
Non-performing loans
    Loans past due 90 days or more            $  115        $   84        $   86        $   95        $  114
    Non-accrual loans                            656           609           617           739           874
                                              ------        ------        ------        ------        ------
      Total non-performing loans                 771           693           703           834           988
Other non-performing assets
Repossessed assets                                --            --            --            --             3
Real estate acquired through
    foreclosure                                   45           113           104            22            25
                                              ------        ------        ------        ------        ------
      Total other non-performing assets           45           113           104            22            28
                                              ------        ------        ------        ------        ------

        Total non-performing assets           $  816        $  806        $  807        $  856        $1,016
                                              ======        ======        ======        ======        ======

Non-performing loans as a percentage
    of total loans                               .51%          .47%          .50%          .63%          .74%
Non-performing assets to assets                  .42           .41           .42           .46           .53

During the second quarter of 2000, two parcels of foreclosed real estate totaling $58,000 were sold. The remaining parcels were written down $10,000 reflecting a decline in their realizable value. Subsequent to June 30, an offer was received on a property that if completed will reduce foreclosed real estate to $15,000, after an additional write-down of $8,000.

At June 30, 2000, based on the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse impact on future earnings, liquidity or capital resources. Based on the results of the quarterly internal loan review process, and considering the trend of past loan losses and recoveries, and current risk elements in the loan portfolio, management believes the allowance for loan losses at June 30, 2000 is adequate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      (None)

Item 2. Changes in Securities

      (None)

Item 3. Defaults Upon Senior Securities

      (None)

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders was held May 16, 2000. Of 1,353,540 shares eligible to vote, 1,109,263 or 82.0% were voted in person or by proxy.

(b) The following Class C directors were elected to a three year term expiring in 2002:

       Name             Shares For        Shares Withheld     Broker No Votes
       ----             ----------        ---------------     ---------------
Ronald L. Ashbaugh       1,051,416            25,203              32,644
George W. Freeman        1,054,016            24,063              31,184
Brian C. McCarrier       1,070,852             6,149              32,262
Elizabeth C. Smith       1,075,647             1,572              32,044

In addition, to the above listed individuals, the following persons continue to serve as directors:

David L. Cox                             Robert L. Hunter
Bernadette H. Crooks                     J. Michael King
Rodney C. Heeter                         John B. Mason

(c)   The recommendation of the Board of Directors to ratify the appointment of
      S. R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,080,741 shares in favor, and 1,050 shares against, and 27,472 shares abstaining.

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

Emclaire Financial Corp.
-------------------------
(Registrant)


Date: August 11, 2000                     By: /s/ David L. Cox
                                              ----------------------------
                                              David L. Cox
                                              President and CEO


Date: August 11, 2000                     By: /s/ John J. Boczar
                                              ----------------------------
                                              John J. Boczar, CPA
                                              Secretary/Treasurer