Form 10QSB
period 2000-09-30
EMCLAIRE FINANCIAL CORP
filed 2001-01-23
CIK 858800

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file Number: 000-18464

                            EMCLAIRE FINANCIAL CORP.
        (Exact Name of small business issuer as specified in its charter)

PENNSYLVANIA                                            25-1606091
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification Number)

612 Main Street
Emlenton, PA                                            16373
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (724) 867-2311

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ---     ---

As of January 18, there were 1,332,835 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I            Financial Information                                                              Page
                                                                                                     ----
                  Item 1.           Consolidated Financial Statements (Unaudited)

                                    Consolidated Balance Sheet, September 30, 2000 and
                                    December 31, 1999                                                   3

                                    Consolidated Statement of Income Three and

                                    Nine months ended September 30, 2000 and 1999                       4

                                    Consolidated Statement of Changes in
                                    Stockholders' Equity                                                5

                                    Consolidated Statement of Cash Flows
                                    Nine months ended September 30, 2000 and 1999                       6

                                    Notes to Consolidated Financial Statements                      7 - 8


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                            9 - 15


Part II           Other Information

                  Item 1.           Legal Proceedings                                                  16

                  Item 2.           Changes in Securities                                              16

                  Item 3.           Defaults Upon Senior Securities                                    16

                  Item 4.           Submission of Matters to a Vote of Securities Holders              16

                  Item 5.           Other Information                                                  16

                  Item 6.           Exhibits and Reports on Form 8-K                                   16

                  Signatures                                                                           17

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited - dollars in thousands)


                                                                        September 30,      December 31,
                                                                            2000              1999
                                                                      ----------------  ----------------
ASSETS

     Cash and due from banks                                                  $ 6,843           $ 8,595
     Investment securities:
         Available for sale                                                    28,583            33,499
         Held to maturity (estimated market value
            of $763 and $2,269)                                                   722             2,278
     Loans                                                                    152,941           139,462
     Less allowance for loan losses                                             1,420             1,373
                                                                      ----------------  ----------------
         Net loans                                                            151,521           138,089
     Premises and equipment                                                     3,282             3,369
     Accrued interest and other assets                                          5,981             6,174
                                                                      ----------------  ----------------

            TOTAL ASSETS                                                    $ 196,932         $ 192,004
                                                                      ================  ================

LIABILITIES

     Deposits

         Non-interest bearing demand                                         $ 28,349          $ 27,871
         Interest bearing demand                                               21,362            21,628
         Savings                                                               21,517            23,021
         Money market                                                          20,669            22,254
         Time                                                                  76,184            73,651
                                                                      ----------------  ----------------
            Total deposits                                                    168,081           168,425
     Borrowed funds                                                             6,845             2,000
     Accrued interest and other liabilities                                       909               775
                                                                      ----------------  ----------------
            TOTAL LIABILITIES                                                 175,835           171,200
                                                                      ----------------  ----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00, 3,000,000 shares
         authorized; none issued                                                    -                 -
     Common stock, par value $1.25 per share; 12,000,000 shares
         authorized, 1,395,852 shares issued                                    1,745             1,745
     Additional paid in capital                                                10,871            10,871
     Retained earnings                                                          9,927             9,151
     Accumulated other comprehensive loss                                        (629)             (663)
     Treasury stock at cost (52,969 and 19,242 shares)                           (817)             (300)
                                                                      ----------------  ----------------
            TOTAL STOCKHOLDERS' EQUITY                                         21,097            20,804
                                                                      ----------------  ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 196,932         $ 192,004
                                                                      ================  ================

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
          (Unaudited - dollars in thousands, except per share amounts)


                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                             2000              1999               2000              1999
                                                       ----------------- -----------------  ----------------- -----------------
INTEREST INCOME

     Loans, including fees                                      $ 3,192        $    2,778         $    9,208        $    8,198
     Interest bearing deposits in other banks                         5                 5                 12                99
     Federal funds sold                                              12               113                 23               361
     Investment securities:
         Taxable                                                    365               471              1,236             1,320
         Exempt from federal income tax                              83                84                250               185
                                                       ----------------- -----------------  ----------------- -----------------
            Total interest income                                 3,657             3,451             10,729            10,163
                                                       ----------------- -----------------  ----------------- -----------------

INTEREST EXPENSE
     Deposits                                                     1,431             1,370              4,133             4,187
     Borrowed funds                                                  44                28                138                84
                                                       ----------------- -----------------  ----------------- -----------------
            Total interest expense                                1,475             1,398              4,271             4,271
                                                       ----------------- -----------------  ----------------- -----------------

NET INTEREST INCOME                                               2,182             2,053              6,458             5,892

Provision for loan losses                                            61                36                158               116
                                                       ----------------- -----------------  ----------------- -----------------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                               $    2,121             2,017              6,300             5,776
                                                       ----------------- -----------------  ----------------- -----------------

OTHER OPERATING INCOME
     Service fees on deposit accounts                               266               161                632               449
     Other                                                           93                73                228               178
                                                       ----------------- -----------------  ----------------- -----------------
            Total other operating income                            359               234                860               627
                                                       ----------------- -----------------  ----------------- -----------------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                                 892               776              2,645             2,209
     Occupancy, furniture and equipment                             250               229                762               712
     Other                                                          566               563              1,768             1,595
                                                       ----------------- -----------------  ----------------- -----------------
            Total other operating expense                         1,708             1,568              5,175             4,516
                                                       ----------------- -----------------  ----------------- -----------------

Income before income taxes                                          772               683              1,985             1,887
Income taxes                                                        240               211                602               592
                                                       ----------------- -----------------  ----------------- -----------------
                                                       ----------------- -----------------  ----------------- -----------------

NET INCOME                                                   $      532        $      472         $    1,383        $    1,295
                                                       ================= =================  ================= =================

EARNINGS PER SHARE                                           $     0.40        $     0.34         $     1.02        $     0.93
DIVIDENDS PER SHARE                                                0.15              0.14               0.45              0.42

AVERAGE SHARES OUTSTANDING                                    1,344,318         1,395,852          1,352,517         1,395,852

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (Unaudited - dollars in thousands, except per share amounts)

                                                                                        Accumulated
                                                                Additional                 Other
                                                      Common     Paid in     Retained   Comprehensive   Treasury
                                                      Stock      Capital     Earnings       Loss         Stock        Total
                                                  ------------- ----------- ----------- -------------  ---------- ----------
 Balance, December 31, 1999                            $ 1,745    $ 10,871     $ 9,151        $ (663)     $ (300)  $ 20,804

 Comprehensive income:
      Net income                                                                 1,383                                1,383
      Other comprehensive income, net
          unrealized gains on securities
          net of tax of $17                                                                       34                     34
                                                                                                                  ----------
 Total comprehensive income                                                                                           1,417

 Dividends declared ($.45 per share)                                              (607)                                (607)
 Treasury stock acquired                                                                                    (517)      (517)
                                                  ------------- ----------- ----------- -------------  ---------- ----------

 Balance September 30, 2000                            $ 1,745    $ 10,871     $ 9,927        $ (629)     $ (817)  $ 21,097
                                                  ============= =========== =========== =============  ========== ==========


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)


                                                                                         Nine Months Ended September 30,
                                                                                             2000               1999
                                                                                       -----------------  -----------------

OPERATING ACTIVITIES
     Net income                                                                                 $ 1,383            $ 1,295
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                           679                704
            Net amortization of investment security
                discounts and premiums                                                               40                 98
            Provision for loan losses                                                               158                116
            Increase in accrued interest receivable                                                 (94)              (187)
            Increase (decrease) in accrued interest payable                                          77                 (5)
            Other, net                                                                              (22)                 1
                                                                                       -----------------  -----------------
                Net cash provided by operating activities                                         2,221              2,022
                                                                                       -----------------  -----------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:

            Available for sale                                                                    6,472              6,304
            Held to maturity                                                                      1,543                568
     Purchases of investment securities available for sale                                       (1,532)           (13,903)
     Net loan originations                                                                      (13,668)            (3,277)
     Purchases of premises and equipment                                                           (226)              (100)
     Other                                                                                           61                150
                                                                                       -----------------  -----------------
                Net cash used for investing activities                                           (7,350)           (10,258)
                                                                                       -----------------  -----------------

FINANCING ACTIVITIES
     Net decrease in deposits                                                                      (344)              (810)
     Increase in short-term borrowings                                                            4,845                  -
     Payments for obligation under capital lease                                                      -                (19)
     Purchase of treasury stock                                                                    (517)                 -
     Cash dividends paid                                                                           (607)              (586)
                                                                                       -----------------  -----------------
                Net cash provided by financing activities                                         3,377             (1,415)
                                                                                       -----------------  -----------------

                Increase in cash and cash equivalents                                            (1,752)            (9,651)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    8,595             18,689
                                                                                       -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 6,843            $ 9,038
                                                                                       =================  =================


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accounting and financial reporting polices of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank" or "Farmers"), conform to generally accepted accounting principles and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company" or "Emclaire") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other period.

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,344,318, 1,395,852 and 1,352,517, 1,395,852, and for the three and nine month periods in 2000 and 1999, respectively.

3. COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on securities available for sale. For the nine months ended September 30, 2000, this activity is shown under the heading Accumulated Other Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine months ended September 30, 1999 the accumulated other comprehensive income had a beginning balance of $293,000, a net unrealized loss of $681,000 and an ending balance of $(388,000). This net unrealized loss on securities resulted in total comprehensive net income of $614,000, for the nine months ended September 30, 1999.

4. LOANS

Major classifications of loans are summarized as follows (in thousands):


                                                 September 30,      December 31,
                                                      2000              1999
                                               ----------------- -----------------
Commercial and industrial                                19,588          $ 14,660
Real estate mortgages
     Residential                                         93,221            90,232
     Commercial and other                                25,189            20,360
Consumer                                                 14,943            14,210
                                               ----------------- -----------------
                                                        152,941           139,462
Less allowance for loan losses                            1,420             1,373
                                               ----------------- -----------------

                                                      $ 151,521         $ 138,089
                                               ================= =================


The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at September 30, 2000 and December 31, 1999, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

5. COMMON STOCK

On November 6, 2000 the Company ended its stock repurchase program. During the repurchase period, 63,017 shares representing 4.5% of the outstanding common shares were repurchased at an average price of $15.41 per share.

6. SUBSEQUENT EVENT - INTANGIBLE ASSETS

During the fourth quarter of 2000, a net charge totaling $1.56 million was recorded to recognize the impairment of goodwill and core deposit intangible assets, and a mortgage loan purchase accounting adjustment. In addition to this adjustment, the periods over which the remaining goodwill and core deposit intangible assets will be amortized were shortened to 13 and three years, respectively.

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

Comparison of the Three Months Ended September 30, 2000 and 1999

Net Income - Net income for the three months ended September 30, 2000 totaled $532,000 or $.40 per share, as compared to $472,000 or $.34 per share recorded during the same period in 1999. The 2000 quarterly earnings represented an increase of $60,000 or 13% from the same period in 1999. A rise in net interest income of $129,000 combined with improved fee income, which increased $105,000, offset increased operating costs, which rose $140,000, resulting in the net earnings increase. On a per share basis, net income rose 18% to $.40 due to the improved net earnings combined with the impact of the stock repurchase program.

The reported net income resulted in annualized returns on average assets and average equity of 1.08% and 10.05% for the quarter ended September 30, 2000, as compared to returns of .96% and 8.82% for the same period in 1999.

Net Interest Income - Tax-equivalent net interest income increased $126,000 or 6% during the third quarter of 2000 as compared to the same period in 1999. This increase resulted primarily from the loan portfolio, which showed increases in both volume and yield. The increase in tax-equivalent interest income offset the rise of $77,000 or 6% in interest expense. The resulting net tax-equivalent yield on earning assets for the quarter was 4.88%, a 25 basis point improvement from the 4.63% yield earned during the same period in 1999.

Average earning assets totaled $182.4 million for the third quarter of 2000 representing 93.3% of total average assets. For the same period in 1999, average earning assets totaled $180.6 million and represented 92.9% of total average assets. Average loans increased $16.4 million or 12.2% to $150.6 million for the third quarter of 2000 as compared to same period in 1999. Average investment securities fell $6.5 million during the same period, as funds from securities maturities were used to fund loan growth. During the comparative quarter, average federal funds sold decreased $8.1 million as funds were used to support loan growth.

Tax equivalent interest income rose $203,000 or 6% during the third quarter of 2000, as compared to the same period in 1999, due to the increased loan volume combined with generally higher interest rates. The tax-equivalent yield on the loan portfolio for the period rose 20 basis points to 8.46%, reflecting the effects of prior increases in the prime interest rate along with an increase in commercial and commercial real estate loans. The tax-equivalent yield on tax-exempt investment securities was 7.05% for the third quarter of 2000 a slight increase from 1999. The increase in average volume, combined with the shift in average earning assets from federal funds and investment securities to loans; along with the rise in interest rates resulted in a tax-equivalent yield of 8.10% for the third quarter of 2000, as compared to 7.71% during the same period in 1999.

Interest expense rose $77,000 or 6% to $1.5 million during the third quarter of 2000, as compared to the same period in 1999. The increase in the average cost of interest bearing funds rose 27 basis points to 4.09% for the quarter offsetting a decline in the volume of average interest-bearing liabilities, which fell $1.6 million or 1.1% to $143.5 million. A decline in the average volume of time deposits of $2.2 million or 2.8% accounted for the fall in interest bearing liabilities.

The decline in time deposits resulted mainly from certificate of deposit runoff at the branches acquired in 1998. In the twelve-month period ending September 30, 2000 certificates of deposit at these offices have declined approximately $3.8 million. As discussed last quarter, this decline is due to the volume of customers whose only deposit relationship was a certificate of deposit that was opened due to the rate being the highest offered in the market. Since acquiring these offices, attempts have been made to expand relationships with deposit customers. This includes offering competitive deposit rates, periodic special deposit rates, and providing expanded product offerings. In addition, management changes have been made at these offices, bringing in personnel with previous commercial bank experience. However, it appears a large portion of these time deposit customers routinely shop for the highest available rate and regularly transfers funds between financial institutions to obtain the highest rate. As result, it appears that any future deposit growth at these offices will be the result of developing banking relationships with new retail customers and businesses in the local communities.

Combined with the issues faced at the purchased offices, along with an ongoing need to attract and retain funds to support loan demand, it is expected the cost of funds, specifically time deposits will increase. In addition, approximately $32.4 million of time deposits will mature within the next 12 months, while $42.3 million of investment securities and loans are scheduled to mature or reprice during the same period. Depending on the mix of future deposit and loan growth, it is likely that the net yield on earning assets will decline in the near-term. As examples of the increasing pressure on interest rates, several promotional certificate of deposit programs have been offered since the beginning of the year. These programs have resulted in approximately $15.2 million in new deposit money, but carry an average weighted-rate of approximately 6.5% and a weighted maturity of approximately 17 months.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, and considering the type of growth experienced in the loan portfolio, combined with the level of non-performing loans, the provision for loan losses for the third quarter of 2000 totaled $61,000, as compared to $36,000 provided during the same period in 1999.

Other operating income - Other operating income increased $125,000 or 53% during the third quarter of 2000 as compared to the same period in 1999. The third quarter of 2000 was the first full quarter for the bundled deposit products and the restructured service charges. The new and revised fee schedule that took effect in June 2000 resulted in the improvement in other operating income. As compared to the third quarter of 1999, service charges during 2000 increased $105,000 or 65%. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage, along with a slight increase in the ATM convenience fee. Combined, these fees accounted for $23,000 of the total increase in other operating income.

Other Operating Expense - Other operating expense for the third quarter of 2000 totaled $1.7 million, an increase of $140,000 or 9% from the same period in 1999. As discussed in the annual report to shareholders the Company increased staffing during the third and fourth quarters of 1999. These additional employees are the largest reason for the increase in other operating expense.

Salaries and employee benefits increased $116,000 or 15% to $892,000 for the third quarter of 2000. As discussed above, the employees added during the third and fourth quarters of 1999, coupled with normal annual salary adjustments, and the related taxes are the principal reason for the increase totaling approximately $118,000. As a result of converting the Company's health care coverage to a health maintenance organization sponsored by the same provider, group insurance premiums decreased approximately $19,000 as compared to the same quarter of 1999. An employee incentive plan designed to reward employees whose department achieves specific goals in relation to the overall corporate goals was adopted effective for the last half of 2000. During the third quarter of 2000, approximately $12,000 was accrued toward this plan.

For the 2001 plan year premiums for the HMO health care program will increase an average of 37%. This equates to an annual premium increase of approximately $120,000. To offset this increase, employees will contribute 20% of the applicable monthly premium through a pre-tax payroll deduction. The implementation of this change will reduce the overall cost increase to approximately 10%. The premium increase will commence in December 2000, with the employee contribution starting in January 2001.

Occupancy and equipment costs increased approximately $21,000 or 9% to $250,000 during the third quarter of 2000, as compared to the same period in 1999. An increase in costs associated with equipment and software maintenance contracts represented approximately $18,000 of the increase. In addition, equipment repair costs increased $4,000. As discussed during the first two quarters of the year, renewals of certain existing maintenance contracts and increases resulting from these renewal and the addition of service agreements related to the relocation of the DuBois office, are expected to increase occupancy and equipment costs for future periods.

Other operating expense increased $4,000 or 1% during the three months ended September 30, 2000, as compared to the same period in 1999 and totaled $566,000. This modest rise in expense was due to a combination of factors in which certain recurring costs increased during the comparative quarter, while other costs declined. Examples of rising costs were the Pennsylvania shares tax, which rose $6,000, due to prior increases in Bank capital, and correspondent bank and courier fees, which increased $5,000 due to rising fuel costs. Due to the allocation of additional resources toward training, advertising and promotion, related costs for advertising, printing and entertainment rose a combined $16,000. Losses resulting from teller shortages and other miscellaneous losses fell $6,000. Cost decreases were realized for ATM processing, which fell

$5,000 due to more efficient usage of the vendor's system. Legal and accounting costs were $5,000 lower than the prior year, dues, contributions and FDIC insurance were a combined $8,000 lower than in 1999.

During the fourth quarter of 2000, as part of a regular assessment of the value of intangible assets related to the branch offices that were purchased in 1998, the Company will record a net write-down of approximately $1.56 million. The decision to revalue these assets was based on several factors:

o Since the purchase, significant capital costs have been incurred in renovating or relocating branch operations. Specifically, the DuBois office operation was relocated to a newly constructed leased facility, while the Brookville site is undergoing an extensive renovation.

o During 2000, the managers of these offices left the Bank to pursue other career opportunities. While the Company is very pleased with the personnel chosen to replace these persons and the job they have done to date, they do not have the ties to the predecessor organization, and it will take some time for them to establish themselves in the respective communities.

o Lastly, while we are generally happy with the overall performance of these operations, the retention of deposits has not quite been what we had expected. This is due to the rise in interest rates since the acquisition, combined with factors described earlier under Net Interest Income.


The combination of these factors resulted in the decision to adjust the value of the intangible assets and shorten the period over which the remaining balance is amortized. As a result of this adjustment and a $295,000 net adjustment in the value of an equity security investment, it is expected that Emclaire Financial Corp. will report only a very modest net income amount of less than $5,000 for the year ended December 31, 2000. The effect on future amortization of these decisions will be to reduce expense approximately $47,000 annually, exclusive of any applicable taxes.

Income Taxes - Income tax expense for the third quarter of 2000 totaled $240,000 or 31.1% of pre-tax income, as compared to $211,000 or 30.9% for the same period in 1999.

Comparison of the Nine Months Ended September 30, 2000 and 1999

Net income for the Nine months ended September 30, 2000 totaled $1.38 million an increase of $88,000 or 7% as compared to the first nine months of 1999. On a per share basis earnings were $1.02 per share, a 10% increase from the $.93 reported in 1999. As discussed earlier, the per share performance was favorably affected by the stock repurchase program.

Net Interest Income - Net interest income on a tax equivalent basis increased $596,000 or 10% for the comparative nine month periods due to the increase in loan volume and general rise in interest rates discussed in the quarterly earnings section of this report. For the nine months ended September 30, 2000 average loan volume was $147.0 million, an increase of $13.5 million or 10% from 1999. During the same period the volume of interest-bearing liabilities fell $2.4 million or 2% to $143.4 million. As discussed earlier, the runoff of time deposits was responsible for the overall volume reduction, offsetting increases in the volume of money market and savings accounts. The net tax equivalent yield for the first six months of 2000 was 4.88% as compared to 4.49% for the same period in 1999.

Other operating income - As previously discussed the implementation of the bundled account product and the restructuring of the service fee schedule enhanced other operating income. For the first nine months of 2000, other operating income rose $233,000 or 37% to $860,000.

Other Operating Expense - Total other operating expense for the first nine months of 2000 totaled $5.18 million, an increase of $659,000 or 15%. Salaries and employee benefits accounted for $436,000 of the increase due to the added salaries and related payroll taxes discussed earlier, which accounted for $362,000 of the increase. Costs for temporary employees represented another $55,000, while the employee incentive plan accrual totaled $12,000. Occupancy and equipment increased $50,000 or 7% and other operating expenses rose $174,000 or 11% for reasons previously discussed.

Financial Condition

At September 30, 2000 the Company reported total consolidated assets of $196.9 million, an increase of 2.6% from the $192.0 million reported at December 31, 1999. This modest increase was due largely to the increase in loan demand particularly commercial loans, which was primarily funded by investment security maturities combined with short-term borrowings.

Total loans increased $13.5 million or 9.7%, to $152.9 million, as commercial loans rose $4.9 million or 33%, and commercial and other real estate loans increased $4.8 million or 24% from December 31, 1999. The increase in commercial and commercial and other real estate loans can be attributed to several factors. The hiring of experienced branch managers at several offices offered access to several new customers, the customer call program resulted in several new or additional credits, and the addition of the vice president of credit administration has improved the effectiveness and efficiency of the underwriting process.

Loan growth during the third quarter of 2000 totaled $2.8 million, as loan growth for 2000 continues at a declining rate. While the recent lowering of interest rates by the Federal Reserve Board may mitigate the slow-down in loan growth, it appears that borrower uncertainty about future economic conditions will continue to slow overall loan growth from that experienced during the first part of 2000.

Total deposits showed a slight decrease of $344,000 or .2% during the first nine months of 2000. Increases in time deposits totaling $2.5 million offset declines in savings and money market accounts, which fell $1.5 million and $1.6 million, respectively. Regular checking accounts increased slightly. As discussed earlier, the increase in time deposits was influenced by several promotional certificate rates offered during the year. Due to continuing market conditions, similar promotional certificate rates and products were offered during the remainder of the year.

Stockholders' equity increased $293,000 or 1.4% from December 31, 1999, and totaled $21.1 million at September 30, 2000. The increase is due principally to net retained income of $776,000, which exceeded the $517,000 disbursed for the repurchase of approximately 34,000 shares of common stock during the first nine months of 2000. The stock repurchase plan approved by the board of directors in October 1999 was completed on November 6, 2000. During the repurchase period, 63,017 shares representing 4.5% of the outstanding common shares were repurchased at an average price of $15.41 per share.

Liquidity

For the first nine months of 2000 operating activities as presented in the statement of cash flows provided $2.2 million in cash, slightly exceeding that reported in 1999. These funds were generated principally from net income, depreciation and amortization and loan loss provisions.

Investing activities used $7.4 million during the first nine months of 2000 as compared to $10.3 used in 1999. During the first nine months of 2000, net investment maturities of $6.5 million combined with borrowed funds were used to fund net loan originations of $13.7 million. During the same period in 1999 investment maturities of $6.8 million, and cash equivalents were used to fund net loans of $3.3 million and investment purchases of $13.9 million.

The DuBois office was relocated to a newly constructed facility in September 2000. The renovation of the Brookville facility commenced in August and was completed in late December. The total capital expenditure for these projects was approximately $300,000.

Financing activities for the first nine months of 2000 provided approximately $3.4 million, due principally to short-term borrowings of $4.8 million. Financing activities during the first nine months of 2000 used $517,000 for the repurchase of common stock and $607,000 for dividend payments. During the same period of 1999, financing activities used $1.4 million due to the decrease in deposits of $810,000 and dividend payments of $586,000.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available with a correspondent bank. At September 30, 2000, a short-term revolving credit facility of $10 million was available through the Federal Home Loan Bank of Pittsburgh.

The $1.56 million net write-down of the intangible assets discussed earlier will not impact liquidity as no funds will be expended in recording the adjustment; nor will it have an adverse impact on regulatory capital as these types of assets are generally excluded in determining regulatory capital positions. At September 30, 2000 the Tier 1 and Total risk-based capital ratios were 14.04% and 15.15%. The leverage capital ratio was 9.39%.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements

At September 30, 2000, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $1.07 million.

Of the non-performing loan total, $515,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues to operate under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at September 30, 2000, has been allocated for these loans. During the first nine months of 2000, the borrower made payments totaling $34,000, which was recorded as interest income. Management believes the underlying collateral adequately secures the Company.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:


                                                                 2000                                   1999
                                                ----------------------------------------    ----------------------------
                                                September 30,    June 30,      March 31,    December 31,   September 30,
                                                -------------    --------      ---------    ------------   -------------
Non-performing loans
    Loans past due 90 days or more                $   159           $ 115         $  84          $  86         $  95
    Non-accrual loans                                 909             656           609            617           739
                                                  -------           -----         -----          -----         -----
      Total non-performing loans                    1,068             771           693            703           834
Other non-performing assets
Repossessed assets                                     -               -             -              -             -
Real estate acquired through
    foreclosure                                        40              45           113            104            22
                                                  -------           -----         -----          -----         -----
      Total other non-performing assets                40              45           113            104            22
                                                  -------           -----         -----          -----         -----

        Total non-performing assets               $ 1,108           $ 816         $ 806          $ 807         $ 856
                                                  =======           =====         =====          =====         =====

Non-performing loans as a percentage
    of total loans                                    .70%            .51%          .47%           .50%          .61%
Non-performing assets to assets                       .56             .42           .41            .42           .44


At September 30, 2000, based on the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse impact on future earnings, liquidity or capital resources. Based on the results of the quarterly internal loan review process, and considering the trend of past loan losses and recoveries, and current risk elements in the loan portfolio, management believes the allowance for loan losses at September 30, 2000 is adequate.

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

Emclaire Financial Corp.
(Registrant)


Date: January 19, 2001                               By: /s/ David L. Cox
      ---------------                                    ----------------------
                                                         David L. Cox
                                                         President and CEO


Date: January 19, 2001                               By: /s/ John J. Boczar
      ---------------                                    ----------------------
                                                         John J. Boczar, CPA
                                                         Secretary/Treasurer