Form 10KSB40
period 2000-12-31
EMCLAIRE FINANCIAL CORP
filed 2001-04-16
CIK 858800

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED For the fiscal year ended December 31, 2000.
                                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________________ to ______________.

Commission File No. 000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                              25-1606091
---------------------------------------------   --------------------------------
(State or Other Jurisdiction of Incorporation         I.R.S. Employer or
               Organization)                          Identification No.

  612 Main Street, Box D, Emlenton, Pennsylvania                16373
  ----------------------------------------------          ------------------
  (Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number, Including Area Code:            (724) 867-2311
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]  NO [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $15,141,000

         As of April 6, 2001, there were issued and outstanding 1,332,835 shares of the registrant's Common Stock.

         The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on April 6, 2001, was $15,349,956 ($14.13 per share average bid/ask price, based on 1,086,338 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES [ ]  NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Parts I, II, and IV)
         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

At December 31, 2000, Emclaire had $194.2 million in total assets, $20.0 million in stockholders' equity, and $171.1 million in deposits. The Federal Insurance Deposit Corporation to the full extent provided by law insures deposits.

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

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.
Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 29.5% of the total loan portfolio at December 31, 2000. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operating funds, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans, under various government guaranteed student loan programs, that are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2000, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $2.7 million. At December 31, 2000, the Bank's largest aggregation of loans to one borrower was approximately $2.5 million of loans secured by equipment and commercial real estate. At December 31, 2000, all of these loans were performing in accordance with their terms.

Investment Portfolio

General. The Bank maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2000 approximately $3.2 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes.

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

Subsidiary Activity

Emclaire has one wholly-owned subsidiary, the Bank, a national association. As of December 31, 2000, the Bank had no subsidiaries.

Personnel

At December 31, 2000, the Bank had 112 full time equivalent employees. A collective bargaining unit represents none of its employees. The Bank believes its relationship with its employees to be satisfactory.

Competition

The banking and financial services industry in Pennsylvania generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business - Supervision and Regulation - Financial Services Modernization Legislation."

Economic Conditions, Government Policies, Legislation, and Regulation

The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the Competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. Business - Supervision and Regulation."

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation - The Company

Emclaire, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of Emclaire and its subsidiaries.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "--Capital Standards."

The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Regulation - The Bank

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

Financial Services Modernization Legislation

General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company

         The law also:

         o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
         o Provides an enhanced framework for protecting the privacy of consumer information;
         o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
         o Modifies the laws governing the implementation of the Community Reinvestment Act; and

         o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

         o    securities underwriting,
         o    dealing and market making,
         o    sponsoring mutual funds and investment companies,
         o    insurance underwriting and agency,
         o    merchant banking, and
         o activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet the following requirements before becoming a financial holding company:

         o all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act; and
         o the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the above criteria.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company is not currently a Financial Holding Company. Management has not determined at this time whether it will seek an election to become a Financial Holding Company.

Expanded Bank Activities. The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

         o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
         o    annual notices of their privacy policies to current customers; and
         o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

Consumer Protection Rules - Sale of Insurance Products. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

         o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;
         o    is not insured by the FDIC or any other agency of the United
              States, the depository institution or its affiliate; and
         o    has certain risks in investment, including the possible loss of value.

         Finally, the depository institution may not condition an extension of credit:

         o    on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or
         o    on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

The rule also requires formal acknowledgement from the consumer that disclosures were received.

In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

         o identify and assess the risks that may threaten customer information;
         o develop a written plan containing policies and procedures to manage and control these risks;
         o   implement and test the plan; and
         o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $464,000 at December 31, 2000.

The FDIC and the Comptroller also have authority to prohibit the Bank from engaging in activities that, in the FDIC's or the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At December 31, 2000, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 14 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

Proposed Capital Requirements for Community Institutions

In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

The advance notice solicits public comment on the agencies' preliminary views. Comments were due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund ("SAIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF/SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the insurance fund.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Interstate Banking and Branching

The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted March 22, 1999, the Bank was rated satisfactory in complying with its CRA obligations.

Item  2.  Description of Property

(a) Properties.

Emclaire owns no real property but utilizes the main office of the Bank. The Company's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. Emclaire pays no rent or other form of consideration for the use of this facility. The Bank also owns a facility that houses its data processing operations. The Bank has eleven offices located in Venango, Butler, Clarion, Clearfield, Elk, and Jefferson counties, Pennsylvania. The Bank's total investment in office property and equipment was $6.1 million with a net book value of $3.3 million at December 31, 2000.

          Main Office                  Eau Claire Office              Clarion Office               Data Center
          -----------                  -----------------              --------------               -----------
612 Main Street                  207 South Washington Street     Sixth and Wood Streets    708 Main Street
Emlenton, Pennsylvania           Eau Claire, Pennsylvania        Clarion, Pennsylvania     Emlenton, Pennsylvania
Venango County                   Butler County                   Clarion County            Venango, County

       East Brady Office                Bon Aire Office              Knox 338 Office         Knox Main Street Office
       -----------------                ---------------              ---------------         -----------------------
Broad and Brady Streets          1101 North Main Street          Rt. 338 South             Main and State Streets
East Brady, Pennsylvania         Butler, Pennsylvania            Knox, Pennsylvania        Knox, Pennsylvania
Clarion County                   Butler County                   Clarion County            Clarion County

      Clarion Mall Office                Ridgway Office               DuBois Office             Brookville Office
      -------------------                --------------               -------------             -----------------
Clarion Mall, Room 400           173 Main Street                 861 Beaver Drive          263 Main Street
Clarion, Pennsylvania            Ridgway, Pennsylvania           DuBois, Pennsylvania      Brookville, Pennsylvania
Clarion County                   Elk County                      Clearfield County         Jefferson County

All offices are owned by the Bank, except for the Bon Aire, Knox 338, Clarion Mall and DuBois offices which are leased. The Bon Aire office is a unit in the Bon Aire Plaza operated under a 5-year lease commencing in 1996 with an option to renew. The Knox 338 office is located in a supermarket, and is operated under a 5 year lease commencing in 1996 with three (3) options to renew. The Clarion Mall office is leased for 5 years commencing in 1998 with two (2) options to renew. The DuBois office is operated under a 5-year lease commencing in 2000, with three (3) options to renew. The Bank also maintains a remote ATM facility located in a supermarket in East Brady.

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

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2000.

PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters

The information contained under the section captioned "Common Stock Information" in Emclaire's Annual Report for the fiscal year ended December 31, 2000, is incorporated herein by reference.

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

                  13 Annual Report to Stockholders for the fiscal year ended December 31, 2000.

                  21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

(b)               Reports on Form 8-K.

                  None

------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996
** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1996.
*** Incorporated by reference to the Registrant's Annual Report on 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 21, 2001       By: /s/ David L. Cox
                                ------------------------------------------------
                                David L. Cox
                                President, Chief Executive Officer, and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ David L. Cox                                       By:   /s/ John J. Boczar
      ------------------------------------------                    ------------------------------------------------
      David L. Cox                                                  John J. Boczar
      President, Chief Executive Officer, and Director              Secretary/Treasurer
      (Principal Executive Officer)                                 (Principal Financial and Accounting Officer)

Date: March 21, 2001                                          Date: March 21, 2001

By:    /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
      ------------------------------------------                    --------------------------------------------------------
      Ronald L. Ashbaugh                                            Brian C. McCarrier
      Director                                                      Director

Date: March 21, 2000                                          Date: March 21, 2001

By:    /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
      ------------------------------------------                    ------------------------------------------------
      Bernadette H. Crooks                                          George W. Freeman
      Director                                                      Director

Date: March 21, 2001                                          Date: March 21, 2001

By:    /s/                                                    By:   /s/ Robert L. Hunter
      ------------------------------------------                    -----------------------------------------------
      Rodney C. Heeter                                              Robert L. Hunter
      Director                                                      Director

Date:                                                         Date: March 21, 2001

By:    /s/ J. Michael King                                    By:
      ------------------------------------------                    ------------------------------------------------
      J. Michael King                                               John B. Mason
      Director                                                      Director

Date: March 21, 2001                                          Date:

By:
      ------------------------------------------
      Elizabeth C. Smith
      Director

Date:

                                       17