Form 10QSB
period 2001-03-31
EMCLAIRE FINANCIAL CORP
filed 2001-05-15
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                                 OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934

For the transition period from ________________ to ________________

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

As of May 3, 2001, there were 1,332,835 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I      Financial Information                                           Page
                                                                            ----
Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet, March 31, 2001 and
                  December 31, 2000                                           3

                  Consolidated Statement of Income
                  Three months ended March 31, 2001 and 2000                  4

                  Consolidated Statement of Changes in
                  Stockholders' Equity                                        5

                  Consolidated Statement of Cash Flows
                  Three months ended March 31, 2001 and 2000                  6

          Notes to Consolidated Financial Statements                      7 - 8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9 - 13


Part II   Other Information

          Item 1.  Legal Proceedings                                         14

          Item 2.  Changes in Securities                                     14

          Item 3.  Defaults Upon Senior Securities                           14

          Item 4.  Submission of Matters to a Vote of Securities Holders     14

          Item 5.  Other Information                                         14

          Item 6.  Exhibits and Reports on Form 8-K                          14

          Signatures                                                         15

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited - dollars in thousands)

                                                                                          March 31,         December 31,
                                                                                            2001               2000
                                                                                       ----------------   ----------------
 ASSETS
      Cash and due from banks                                                                 $  6,063           $  6,770
      Federal funds sold                                                                         8,210              1,740
      Investment securities
          Available for sale                                                                    27,016             26,469
          Held to maturity (estimated market value
             of $217 and $213)                                                                     217                219
      Loans                                                                                    151,427            151,792
      Less allowance for loan losses                                                             1,484              1,460
                                                                                       ----------------   ----------------
          Net loans                                                                            149,943            150,332
      Premises and equipment                                                                     3,308              3,333
      Accrued interest and other assets                                                          5,255              5,302
                                                                                       ----------------   ----------------

             TOTAL ASSETS                                                                     $200,012           $194,165
                                                                                       ================   ================

 LIABILITIES
      Deposits
          Noninterest bearing demand                                                          $ 28,284           $ 27,302
          Interest bearing demand                                                               20,549             21,692
          Savings                                                                               20,823             21,189
          Money market                                                                          23,473             19,472
          Time                                                                                  83,299             81,470
                                                                                       ----------------   ----------------
             Total deposits                                                                    176,428            171,125
      Borrowed funds                                                                             2,000              2,000
      Accrued interest and other liabilities                                                     1,158                995
                                                                                       ----------------   ----------------
             TOTAL LIABILITIES                                                                 179,586            174,120
                                                                                       ----------------   ----------------

 STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00; 3,000,000 shares authorized;
          none issued                                                                                -                  -
      Common stock, par value $1.25; 12,000,000 shares authorized;
          1,395,852 shares issued                                                                1,745              1,745
      Additional paid-in capital                                                                10,871             10,871
      Retained earnings                                                                          8,485              8,320
      Accumulated other comprehensive income                                                       296                 80
      Treasury stock at cost (63,017 shares)                                                      (971)              (971)
                                                                                       ----------------   ----------------
             TOTAL STOCKHOLDERS' EQUITY                                                         20,426             20,045
                                                                                       ----------------   ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $200,012           $194,165
                                                                                       ================   ================

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
          (Unaudited - dollars in thousands, except per share amounts)

                                                                                            Three Months Ended March 31,
                                                                                              2001               2000
                                                                                        -----------------  -----------------
 INTEREST INCOME
      Loans, including fees                                                                   $    3,174         $    2,919
      Interest bearing deposits in other banks                                                         1                  4
      Federal funds sold                                                                              82                  8
      Investment securities:
          Taxable                                                                                    309                460
          Exempt from federal income tax                                                              82                 84
                                                                                        -----------------  -----------------
             Total interest income                                                                 3,648              3,475
                                                                                        -----------------  -----------------

 INTEREST EXPENSE
      Deposits                                                                                     1,561              1,327
      Borrowed funds                                                                                  29                 40
                                                                                        -----------------  -----------------
             Total interest expense                                                                1,590              1,367
                                                                                        -----------------  -----------------

 NET INTEREST INCOME                                                                               2,058              2,108

 Provision for loan losses                                                                            46                 46
                                                                                        -----------------  -----------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                                                    2,012              2,062
                                                                                        -----------------  -----------------

 OTHER OPERATING INCOME
      Service fees on deposit accounts                                                               213                143
      Other                                                                                           96                 60
                                                                                        -----------------  -----------------
             Total other operating income                                                            309                203
                                                                                        -----------------  -----------------

 OTHER OPERATING EXPENSE
      Salaries and employee benefits                                                                 928                886
      Occupancy, furniture and equipment                                                             283                244
      Other                                                                                          552                581
                                                                                        -----------------  -----------------
             Total other operating expense                                                         1,763              1,711
                                                                                        -----------------  -----------------

 Income before income taxes                                                                          558                554
 Income taxes                                                                                        167                163
                                                                                        -----------------  -----------------

 NET INCOME                                                                                   $      391         $      391
                                                                                        =================  =================

 EARNINGS PER SHARE                                                                           $     0.29         $     0.29
 DIVIDENDS PER SHARE                                                                          $     0.17         $     0.15

 AVERAGE SHARES OUTSTANDING                                                                    1,332,835          1,365,079

See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited - dollars in thousands, except per share data)

                                                                                         Accumulated
                                                         Additional                         Other
                                            Common         Paid in       Retained       Comprehensive      Treasury
                                            Stock          Capital       Earnings           Income          Stock         Total
                                          ------------- --------------- -------------- ----------------  -------------- -----------
 Balance, December 31, 2000                    $ 1,745        $ 10,871        $ 8,320             $ 80          $ (971)   $ 20,045

 Comprehensive income:
      Net income                                                                  391                                          391
      Other comprehensive income, net
          unrealized gains on securities
          net of tax of $111                                                                       216                         216
                                                                                                                        -----------
 Total comprehensive income                                                                                                    607

 Dividends declared ($.17 per share)                                             (226)                                        (226)
                                          ------------- --------------- -------------- ----------------  -------------- -----------

 Balance March 31, 2001                        $ 1,745        $ 10,871        $ 8,485             $296          $ (971)   $ 20,426
                                          ============= =============== ============== ================  ============== ===========

 See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                                          Three Months Ended March 31,
                                                                                             2001               2000
                                                                                       -----------------  -----------------
OPERATING ACTIVITIES
     Net income                                                                                $    391            $   391
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                                           220                225
            Net amortization of investment security
                discounts and premiums                                                                3                 19
            Provision for loan losses                                                                46                 46
            Decrease (increase) in accrued interest receivable                                      140               (154)
            Increase in accrued interest payable                                                     85                 16
            Other, net                                                                             (185)                22
                                                                                       -----------------  -----------------
                Net cash provided by operating activities                                           700                565
                                                                                       -----------------  -----------------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                                    2,251              2,000
            Held to maturity                                                                          2                  -
     Purchases of investment securities:
            Available for sale                                                                   (2,474)               (10)
     Net loan repayments (originations)                                                             271             (6,824)
     Purchases of premises and equipment                                                            (84)               (45)
     Proceeds from sales of premises and equipment                                                    2                  -
     Proceeds from sale of foreclosed assets                                                         18                  -
                                                                                       -----------------  -----------------
                Net cash used for investing activities                                              (14)            (4,879)
                                                                                       -----------------  -----------------

FINANCING ACTIVITIES
     Net increase in deposits                                                                     5,303                470
     Increase in short-term borrowings                                                                -              2,420
     Acquisition of treasury stock                                                                    -               (355)
     Cash dividends paid, including fractional shares                                              (226)              (203)
                                                                                       -----------------  -----------------
                Net cash provided by provided by financing activities                             5,077              2,332
                                                                                       -----------------  -----------------

                Increase (decrease) in cash and cash equivalents                                  5,763             (1,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    8,510              8,595
                                                                                       -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $ 14,273            $ 6,613
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

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,332,835 and 1,365,079, and for the three month periods in 2001 and 2000, respectively.

3. RECLASSIFICATION

Common stocks of the Federal Home Loan Bank and the Federal Reserve Bank have been classified as other assets to conform to the current period presentation. In prior periods these items had been presented as investment securities available for sale.

4. COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on securities available for sale. For the three months ended
March 31, 2001, this activity is shown under the heading Accumulated Other Comprehensive Loss as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2000 the accumulated other comprehensive loss had a beginning balance of $663,000, a net unrealized loss of $137,000 and an ending balance of $800,000. This net unrealized loss on securities resulted in total comprehensive net income of $254,000, for the three months ended March 31, 2000.

5. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                              March 31,        December 31,
                                                 2001              2000
                                           ----------------- -----------------
Commercial, industrial and other                   $ 21,062          $ 20,084
Real estate mortgages
     Residential                                     91,688            92,429
     Commercial and other                            24,008            24,661
Consumer                                             14,669            14,618
                                           ----------------- -----------------
                                                    151,427           151,792
Less allowance for loan losses                        1,484             1,460
                                           ----------------- -----------------

                                                   $149,943          $150,332
                                           ================= =================

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at March 31, 2001 and December 31, 2000, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Emclaire Financial Corp. ("Emclaire" or the "Company") is the parent holding company discussion and analysis is intended to provide information about the financial condition and results of operation of the Company and should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

Comparison of the Three Months Ended March 31, 2001 and 2000

Net Income - Net income for the three months ended March 31, 2001 totaled $391,000 or $.29 per share, equaling the dollar and per share performance during the same period in 2000. The current period quarterly earnings equaled those reported in 2000, as the decline in net interest income and the increase in overhead costs was offset by the rise in other income.

The net income reported resulted in annualized returns on average assets and average equity of .80% and 7.80% for the quarter ended March 31, 2001, as compared to returns of .82% and 7.58% for the same period in 2000.

Net Interest Income - Tax-equivalent net interest income decreased $57,000 or 3% during the first quarter of 2001 as compared to the same period in 2000. The increase in the volume and rate paid on interest bearing liabilities, particularly certificates of deposit caused interest expense to increase $223,000 or 16% during the first quarter of 2001 as compared to the same period in 2000, as the average cost of funds increased 50 basis points to 4.36%. The increased interest cost exceeded the $166,000 or 5% increase in tax equivalent interest income. Tax equivalent interest income on loans increased $249,000 due largely to the $10.3 million increase in average loan volume, as the average balance on loans totaled $152.0 for the first quarter of 2001. Deposit growth and maturities of investment securities funded this growth in loan volume. The investment maturities caused tax equivalent investment interest income to fall $154,000 or 26%. Additional liquidity that was provided by the growth in deposits, caused the volume of federal funds to rise $5.6 million, as interest income on federal funds increased $74,000 to $82,000. The net tax-equivalent yield on earning assets for the quarter was 4.62%, a 23 basis point decline from the 4.85% yield earned during the same period in 2000.

Average earning assets totaled $185.0 for the first three months of 2001 representing 93.8% of total average assets. For the same period in 2000, average earning assets totaled $179.3 million or 93.3% of total average assets.

Tax equivalent interest income rose $166,000 or 4.7% during the first three months of 2001, as compared to the same period in 2000, due to the increased loan volume and slightly higher interest rates. The tax-equivalent yield on the loan portfolio for the first quarter of 2001 rose 16 basis points to 8.48%, as compared to the first quarter of 2000. This increase was due to the trend of rising interest rates during 1999 and the first half of 2000. This trend ended in 2001 as the Federal Reserve Board has adopted a policy of aggressive interest rate reduction, lowering the federal funds rate 200 basis points since the beginning of 2001. It is reasonable to expect this trend to continue for at least the short-term. This shift in interest rates is expected to have an adverse impact on the yield on earning assets in relation to prior comparative periods during the remainder of 2001.

Interest expense increased $223,000 or 16.3% to $1.59 million during the first quarter of 2001, as compared to the same period in 2000. The increase in the rates related to the cost of funds accounted for $126,000 as the cost of these funds rose to 3.86%. The remainder of the increase resulted from the increase in the volume of average interest-bearing liabilities, which rose $5.6 million to $147.9 million due largely to the increase in time certificates of deposit as deposits were attracted during 2000 through the use of promotional certificates of deposits. The impact of these fixed rate certificates of deposit will remain, in varying degrees, for the next seven quarters. During the first quarter of 2001 a premium money market deposit account was introduced, offering a market based interest rate on balances over a specified amount. This product will allow for the downward adjustment of interest rates during periods of declining interest rates.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, the provision for loan losses for the first quarter of 2001 totaled $46,000, equal to that provided during the same period in 2000.

Other operating income - Other operating income increased $106,000 or 52% for the first quarter of 2001, due to an increase of approximately $69,000 in overdraft and service fees due to the restructuring of service charges in the second half of 2000. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage. Combined, these fees accounted for $17,000 of the total increase in other operating income. The cumulative effect of increases in other fees, commissions on accident health and life insurance and other income accounted for the remainder of the increase.

Other Operating Expense - Total other operating expense for the first quarter of 2001 increased $52,000 or 3.0% as compared to the same period in 2000. Increases in employee and occupancy costs offset a decrease in other operating expense.

Due to the impact of normal, recurring annual salary adjustments, and several staff additions, salaries and employee benefits increased $42,000 or 5% for the first three months of 2001 as compared to the same period in 2000. For the remainder of 2001 in comparison to 2000 the increase in salaries and benefits is expected to rise due to converting the Company's health care coverage to a health maintenance organization during the second quarter of 2000.

Occupancy and equipment costs rose $39,000 or 16% for the comparative quarter ended March 31, 2001 due to increased costs associated with operating two branch facilities relocated or renovated late in 2000. Combined these offices added approximately $18,000 in additional depreciation, amortization and other occupancy related costs during the first three months of 2001. During the first quarter of 2001 utility costs, particularly the cost of natural gas increased $14,000 or 59% over the same period in 2000. While the rise in utility costs may mitigate somewhat due the end of the winter heating season, this general increase in costs will continue, and may accelerate if the effect of electric supply concerns experienced in western regions of the country make their way east as the summer cooling season gets underway.

Other operating expense totaled $552,000 for the first quarter of 2001, a decrease of $29,000 or 5%, as compared to the first three months of 2000. Intangible asset amortization declined $12,000 in the comparative quarters due to the revaluation of intangible assets during the fourth quarter of 2000, and the resulting reduction in monthly amortization. Combined with this reduction was a savings of $17,000 related to customer check losses incurred in 2000 that were not repeated in the current quarter.

Income Taxes - Applicable income taxes for the first quarter of 2001 totaled $167,000 and represented 29.9% of pre-tax earnings. This comparable to the $163,000 recorded during the same period in 2000.

Financial Condition

At March 31, 2001 consolidated assets totaled $200.0 million an increase of $5.9 million or 3% from December 31, 2000. Deposits increased $5.3 million or 3% during the first quarter of 2001. This increase, which is similar to that experienced throughout the industry, provided funds, which increased liquidity as federal funds sold $6.5 million.

The increase in deposits was largely due to the addition of a tiered rate money market account product introduced in February 2001. This account is designed to provide depositors a return on their funds at a level approximating that available from money market accounts offered by brokerages, plus the benefit of applicable federal deposit insurance. During the first quarter of 2001 money market deposits increased $4.0 million or 20% while regular checking and certificates of deposit rose $982,000 or 4% and $1.8 million or 2.2% respectively. These increases more than offset declines in NOW and savings accounts which declined $1.1 million or 5% and $366,000 or 2% during the first quarter of the year. A portion of the declines is due to funds migrating from NOW and savings accounts to the new money market account product.

Total loans decreased $365,000 during the first quarter and totaled $151.4 million at March 31, 2001. The recent sharp decline in interest rates has accentuated the cyclical downturn in loan demand that started in the latter half of 2000. As a result, the origination of new loans has approximated the scheduled payments and prepayments of existing loans during the first three months of 2001. The impact of loan prepayments is most noticeable in the real estate mortgage loans as residential, and commercial and other mortgages decreased $741,000 or 1% and 653,000 or 3% during the quarter.

This decline was partially offset by commercial loans increasing $978,000 or 5%. The cyclical downturn in loan demand is expected to continue until potential borrowers sense a stabilization in the general interest rate environment.

Retained net earnings of $165,000 combined with a net increase in the unrealized gain in investment securities resulted in a net increase in stockholders' equity of $381,000 or 2% during the first quarter of 2001.

Liquidity

Cash and cash equivalents increased $5.8 million during the first quarter of 2001 and totaled $14.3 million at March 31, 2001. During the same period in 2000 cash and cash equivalents declined $2.0 million to $6.6 million.

Operating activities consisting principally of net income, depreciation and amortization provided $700,000 during the first three months of 2001 as compared to $565,000 during the first quarter of 2000.

Investing activities were largely self-funding during the first three months of 2001, resulting in a net use of $14,000. This flat trend in financing actively was due largely to the downturn in net loan originations, previously discussed, resulting in net loan repayments for the quarter of $271,000. During the same period in 2000, investing activities used $4.9 million due largely to $6.8 million in net loan orginations.

The previously discussed increase in deposits resulted in $5.1 million provided by financing activities during the first quarter of 2001. During the same period in 2000, $2.3 million was provided principally by a $2.4 million increase in borrowed funds.

Due to the increase in liquidity during the first quarter, a $2.0 million Federal Home Loan Bank borrowing originally taken in 1997 was repaid in April 2001.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available from the Federal Home Loan Bank. At March 31, 2001, this short-term revolving credit facility totaling $10 million was available.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements

At March 31, 2001, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $913,000.

Of the non-performing loan total, $500,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues operating under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at March 31, 2001, has been allocated for these loans. During the first quarter of 2001, the borrower made payments totaling $23,000, of which $10,000 was recorded against principal and $13,000 was recorded as interest income. During April 2001, one of these loans totaling $50,000 was repaid in full, including non-accrual interest of $16,000. Management believes the underlying collateral, supporting the remaining loans, adequately secures the Company.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:

                                                  2001                                  2000
                                               ---------     ---------------------------------------------------------
                                               March 31,     December 31,     September 30,    June 30,      March 31,
                                               ---------     ------------     -------------    --------      ---------
Non-performing loans
    Loans past due 90 days or more                  $  215           $ 158       $   159         $  115         $  84
    Non-accrual loans                                  698             742           909            656           609
                                                    ------           -----       -------         ------         -----
      Total non-performing loans                       913             900         1,068            771           693
Other non-performing assets:
Real estate acquired through
    foreclosure                                         65              33            40             45           113
                                                    ------           -----       -------         ------         -----
      Total other non-performing assets                 65              33            40             45           113
                                                    ------           -----       -------         ------         -----

        Total non-performing assets                 $  978           $ 933       $ 1,108         $  816         $ 806
                                                    ======           =====       =======         ======         =====

Non-performing loans as a percentage
    of total loans                                    .60%            .59%          .70%           .51%          .47%
Non-performing assets to assets                        .49             .48           .56            .42           .41

At March 31, 2001, based on the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse impact on future earnings, liquidity or capital resources. Based on the results of the quarterly internal loan review process, and considering the trend of past loan losses and recoveries, and current risk elements in the loan portfolio, management believes the allowance for loan losses at March 31, 2001 is adequate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         (None)

Item 2. Changes in Securities

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

         (None)

Item 5. Other Information

         (None)

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (None)

(b)      Reports on Form 8-K

         (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
(Registrant)


Date: May 14, 2001                                 By: /s/ David L. Cox
      ---------------------                            ------------------------
                                                       David L. Cox
                                                       President and CEO


Date: May 14, 2001                                 By: /s/ John J. Boczar
      ---------------------                            ------------------------
                                                       John J. Boczar
                                                       Secretary/Treasurer