Form 10QSB
period 2001-06-30
EMCLAIRE FINANCIAL CORP
filed 2001-08-13
CIK 858800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

As of August 9, 2001, there were 1,332,835 shares outstanding of the issuer's common stock, par value $1.25 per share.

                            Emclaire Financial Corp.
                    INDEX TO QUARTERLY REPORT OF FORM 10-QSB


Part I  Financial Information                                             Page
                                                                          ----

Item 1. Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheet, June 30, 2001 and
           December 31, 2000                                                3

           Consolidated Statement of Income Three and
           Six months ended June 30, 2001 and 2000                          4

           Consolidated Statement of Changes in
           Stockholders' Equity                                             5

           Consolidated Statement of Cash Flows
           Six months ended June 30, 2001 and 2000                          6

           Notes to Consolidated Financial Statements                    7 - 8


Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9 - 14


Part II Other Information

        Item 1.  Legal Proceedings                                          15

        Item 2.  Changes in Securities                                      15

        Item 3.  Defaults Upon Senior Securities                            15

        Item 4.  Submission of Matters to a Vote of Securities Holders      15

        Item 5.  Other Information                                          15

        Item 6.  Exhibits and Reports on Form 8-K                         15-16

        Signatures                                                          17

                            EMCLAIRE FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                       (Unaudited - dollars in thousands)

                                                                             June 30,         December 31,
                                                                              2001                2000
                                                                            ---------         ------------
ASSETS
     Cash and due from banks                                                $   6,396          $   6,770
     Federal funds sold                                                         7,960              1,740
     Investment securities
         Available for sale                                                    26,882             26,469
         Held to maturity (estimated market value
            of $216 and $213)                                                     216                219
     Loans                                                                    153,851            151,792
     Less allowance for loan losses                                             1,464              1,460
                                                                            ---------          ---------
         Net loans                                                            152,387            150,332
     Premises and equipment                                                     3,213              3,333
     Accrued interest and other assets                                          5,085              5,302
                                                                            ---------          ---------

            TOTAL ASSETS                                                    $ 202,139          $ 194,165
                                                                            =========          =========

LIABILITIES
     Deposits
         Noninterest bearing demand                                         $  28,621          $  27,302
         Interest bearing demand                                               20,750             21,692
         Savings                                                               21,196             21,189
         Money market                                                          27,334             19,472
         Time                                                                  82,659             81,470
                                                                            ---------          ---------
            Total deposits                                                    180,560            171,125
     Borrowed funds                                                                --              2,000
     Accrued interest and other liabilities                                       966                995
                                                                            ---------          ---------
            TOTAL LIABILITIES                                                 181,526            174,120
                                                                            ---------          ---------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00; 3,000,000 shares authorized;
         none issued                                                               --                 --
     Common stock, par value $1.25; 12,000,000 shares authorized;
         1,395,852 shares issued                                                1,745              1,745
     Additional paid-in capital                                                10,871             10,871
     Retained earnings                                                          8,679              8,320
     Accumulated other comprehensive income                                       289                 80
     Treasury stock at cost (63,017 shares)                                      (971)              (971)
                                                                            ---------          ---------
            TOTAL STOCKHOLDERS' EQUITY                                         20,613             20,045
                                                                            ---------          ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 202,139          $ 194,165
                                                                            =========          =========




 See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME
          (Unaudited - dollars in thousands, except per share amounts)

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                      -----------------------------         -----------------------------
                                                         2001               2000               2001               2000
                                                      ----------         ----------         ----------         ----------
INTEREST INCOME
     Loans, including fees                            $    3,150         $    3,097         $    6,324         $    6,016
     Interest bearing deposits in other banks                  1                  3                  2                  7
     Federal funds sold                                       88                  3                170                 11
     Investment securities:
         Taxable                                             325                411                634                871
         Exempt from federal income tax                       92                 83                174                167
                                                      ----------         ----------         ----------         ----------
             Total interest income                         3,656              3,597              7,304              7,072
                                                      ----------         ----------         ----------         ----------

INTEREST EXPENSE
     Deposits                                              1,571              1,375              3,132              2,702
     Borrowed funds                                            3                 54                 32                 94
                                                      ----------         ----------         ----------         ----------
             Total interest expense                        1,574              1,429              3,164              2,796
                                                      ----------         ----------         ----------         ----------

NET INTEREST INCOME                                        2,082              2,168              4,140              4,276

Provision for loan losses                                     36                 51                 82                 97
                                                      ----------         ----------         ----------         ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             2,046              2,117              4,058              4,179
                                                      ----------         ----------         ----------         ----------

OTHER OPERATING INCOME
     Service fees on deposit accounts                        247                223                460                366
     Other                                                    97                 75                193                135
                                                      ----------         ----------         ----------         ----------
             Total other operating income                    344                298                653                501
                                                      ----------         ----------         ----------         ----------

OTHER OPERATING EXPENSE
     Salaries and employee benefits                          935                867              1,863              1,753
     Occupancy, furniture and equipment                      268                268                551                512
     Other                                                   590                621              1,142              1,202
                                                      ----------         ----------         ----------         ----------
             Total other operating expense                 1,793              1,756              3,556              3,467
                                                      ----------         ----------         ----------         ----------

Income before income taxes                                   597                659              1,155              1,213
Income taxes                                                 176                199                343                362
                                                      ----------         ----------         ----------         ----------

NET INCOME                                            $      421         $      460         $      812         $      851
                                                      ==========         ==========         ==========         ==========

EARNINGS PER SHARE                                    $     0.32         $     0.34         $     0.61         $     0.63
DIVIDENDS PER SHARE                                         0.17               0.15               0.34               0.30

AVERAGE SHARES OUTSTANDING                             1,332,835          1,348,245          1,332,835          1,356,662


See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                               Six Months Ended June 30,
                                                                               --------------------------
                                                                                 2001              2000
                                                                               --------          --------
OPERATING ACTIVITIES
     Net income                                                                $    812          $    851
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                           435               452
            Net amortization of investment security
                discounts and premiums                                                1                29
            Provision for loan losses                                                82                97
            Decrease (increase) in accrued interest receivable                       81                (9)
            Increase (decrease) in accrued interest payable                         (25)               38
            Other, net                                                             (130)               24
                                                                               --------          --------
                Net cash provided by operating activities                         1,256             1,482
                                                                               --------          --------

INVESTING ACTIVITIES
     Proceeds from maturities and repayments of investment securities:
            Available for sale                                                    3,951             4,491
            Held to maturity                                                          3             1,502
     Purchases of investment securities:
            Available for sale                                                   (4,049)             (319)
     Net loan originations                                                       (2,228)          (10,704)
     Purchases of premises and equipment                                            (92)              (98)
     Proceeds from sales of premises and equipment                                    2                --
     Proceeds from sale of foreclosed assets                                         21                61
                                                                               --------          --------
                Net cash used for investing activities                           (2,392)           (5,067)
                                                                               --------          --------

FINANCING ACTIVITIES
     Net increase in deposits                                                     9,435               943
     Increase (decrease) in short-term borrowings                                (2,000)            2,170
     Acquisition of treasury stock                                                   --              (486)
     Cash dividends paid, including fractional shares                              (453)             (406)
                                                                               --------          --------
                Net cash provided by provided by financing activities             6,982             2,221
                                                                               --------          --------

                Increase (decrease) in cash and cash equivalents                  5,846            (1,364)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    8,510             8,595
                                                                               --------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 14,356          $  7,231
                                                                               ========          ========



See accompanying notes to the consolidated financial statements.

                            EMCLAIRE FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accounting and financial reporting polices of Emclaire Financial Corp. and its wholly-owned subsidiary The Farmers National Bank of Emlenton ("Bank" or "Farmers"), conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements of Emclaire Financial Corp. ("Company" or "Emclaire") contain all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

The Company maintains a simple capital structure; therefore there are no dilutive effects on earnings per share. As such earnings per share computations are based on the weighted average number of shares outstanding of 1,332,835, 1,348,245, and 1,332,835, 1,356,662, for the three and six month periods in 2001 and 2000, respectively.

3. RECLASSIFICATION

Common stocks of the Federal Home Loan Bank and the Federal Reserve Bank have been classified as other assets to conform to the current period presentation. In prior periods these items had been presented as investment securities available for sale.

4. COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on securities available for sale. For the six months ended June 30, 2001, this activity is shown under the heading Accumulated Other Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six months ended June 30, 2000, comprehensive net income totaled $377,000. For the three months ended June 30, 2001 and 2000, comprehensive income totaled $414,000 and $514,000, respectively.

5. LOANS

Major classifications of loans are summarized as follows (in thousands):

                                         June 30,       December 31,
                                           2001             2000
                                         --------       ------------
Commercial, industrial and other         $ 20,923         $ 20,084
Real estate mortgages
     Residential                           93,986           92,429
     Commercial and other                  24,561           24,661
Consumer                                   14,381           14,618
                                         --------         --------
                                          153,851          151,792
Less allowance for loan losses              1,464            1,460
                                         --------         --------
                                         $152,387         $150,332
                                         ========         ========

The Bank's primary business activity is with customers located within Venango, Clarion, Butler, Elk, Clearfield and Jefferson Counties. Commercial, residential, personal, and agricultural loans are granted. Although the Bank has a diversified loan portfolio at June 30, 2001 and December 31, 2000, loans outstanding to individuals and businesses are dependent upon the local economic conditions within the immediate trade area.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material affect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company had approximately $1,487,000 of identified goodwill from business combinations and branch acquisitions that is currently being amortized on a straight-line basis of $135,000 per year over 13 years. Management is currently reviewing the effect this Statement will have on the Company's financial position and results of operations.

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

Comparison of the Three Months Ended June 30, 2001 and 2000

Net Income - Net income for the three months ended June 30, 2001 totaled $421,000 or $.32 per share, as compared to $460,000 or $.34 per share during the same period in 2000. The 2001 quarterly earnings represented a decrease of $39,000 or 8% from the same period in 2000. A decline in net interest income of $86,000 combined with an increase in operating costs, which rose $37,000, was offset by improved fee income of $46,000, resulted in the net earnings decrease. On a per share basis, net income declined 6% to $.32 due to the reduced net earnings for the period.

The net income reported resulted in annualized returns on average assets and average equity of .85% and 8.25% for the quarter ended June 30, 2001, as compared to returns of .95% and 8.96% for the same period in 2000.

Net Interest Income - Tax-equivalent net interest income decreased $89,000 or 4% during the second quarter of 2001 as compared to the same period in 2000. The increase in the volume and rate paid on interest bearing liabilities, particularly certificates of deposit caused interest expense to increase $145,000 or 10% during the second quarter of 2001 as compared to the same period in 2000, as the average cost of funds increased 21 basis points to 4.20%. The increased interest cost exceeded the $56,000 or 2% increase in tax equivalent interest income. Tax equivalent interest income on loans increased $46,000 due largely to the $4.1 million increase in average loan volume, as the average balance on loans totaled $152.6 million for the second quarter of 2001. Deposit growth and maturities of investment securities funded this growth in loan volume. Investment maturities caused tax equivalent investment interest income to fall $73,000 or 14%. Additional liquidity provided by the growth in deposits caused the average volume of federal funds to rise $7.8 million, increasing interest income on federal funds from $85,000 to $88,000. The net tax-equivalent yield on earning assets for the quarter was 4.53%, a 37 basis point decline from the 4.90% yield earned during the same period in 2000.

Average earning assets totaled $188.9 million for the second quarter of 2001 representing 94.0% of total average assets. For the same period in 2000, average earning assets totaled $182.4 million or 93.4% of total average assets.

Tax equivalent interest income rose $56,000 or 1.5% during the second quarter of 2001, as compared to the same period in 2000, due to the increased loan volume that was offset by slightly lower interest rates. The tax-equivalent yield on the loan portfolio for the second quarter of 2001 declined 13 basis points to 8.29%, as compared to the same quarter of 2000. This decrease was due to the trend of rising interest rates during the first half of 2000. This trend ended in 2001 as the Federal Reserve Board has adopted a policy of aggressive interest rate reduction, lowering the federal funds rate 270 basis points since the beginning of 2001. It is reasonable to expect this trend to continue for at least the short-term. This shift in interest rates is expected to have an adverse impact on the yield on earning assets in relation to prior comparative periods during the remainder of 2001.

Interest expense increased $145,000 or 10.1% to $1.57 million during the second quarter of 2001, as compared to the same period in 2000. Increased rates accounted for $55,000 of the increase as the cost of these funds rose to 4.20%. The remainder of the increase resulted from an increase in the volume of average interest-bearing liabilities, which rose $6.1 million to $150.3 million due largely to the increase in time certificates of deposit as deposits were attracted during 2000 through the use of promotional certificates of deposits. The impact of these fixed rate certificates of deposit will remain, in varying degrees, for the next four quarters. During the first quarter of 2001 a premium money market deposit account was introduced, offering a market based interest rate on balances over a specified amount. This product will allow for the downward adjustment of interest rates during periods of declining interest rates.

Provision for Loan Losses - Based upon management's ongoing assessment of the quality of the loan portfolio, the provision for loan losses for the second quarter of 2001 totaled $36,000 as compared to $51,000 during the same period ended in 2000.

Other operating income - Other operating income increased $46,000 or 15% for the second quarter of 2001, due to an increase of approximately $24,000 in overdraft and service fees due to the restructuring of service charges in the second half of 2000. In addition, ATM convenience fees and fees generated from the MasterMoney(TM) debit card increased due to increased customer usage. Combined, these fees accounted for $35,000 of the total increase in other operating income. The cumulative effect of increases in other fees, commissions on accident health and life insurance and other income accounted for the remainder of the increase.

Other Operating Expense - Total other operating expense for the second quarter of 2001 increased $37,000 or 2.1% as compared to the same period in 2000. Increases in employee costs offset a decrease in other operating expense.

Due to the impact of normal, recurring annual salary adjustments, and several staff additions, salaries and employee benefits increased $68,000 or 8% for the second quarter of 2001 as compared to the same period in 2000. For the remainder of 2001 in comparison to 2000 the increase in salaries and benefits is expected to rise due to the Company converting its health care coverage to a health maintenance organization during the second quarter of 2000.

Other operating expense totaled $590,000 for the second quarter of 2001, a decrease of $31,000 or 5%, as compared to the same period of 2000. Intangible asset amortization declined $11,000 in the comparative quarters due to the revaluation of intangible assets during the fourth quarter of 2000 and the resulting reduction in monthly amortization. Combined with this reduction were savings of $6,000 related to customer check losses incurred in 2000 that were not repeated in the current quarter.

Income Taxes - Applicable income taxes for the second quarter of 2001 totaled $176,000 and represented 29.5% of pre-tax earnings. This comparable to the $199,000 recorded during the same period in 2000.

Comparison of the Six Months Ended June 30, 2001 and 2000

Net Income - Net income for the six months ended June 30, 2001 totaled $812,000, a decrease of $39,000 or 5% as compared to the first six months of 2000. On a per share basis earnings were $.61 per share, a 3% decrease from the $.63 reported in 2000. A decline in net interest income of $136,000 combined with an increase in operating costs of $89,000, was offset by improved fee income of $152,000, resulting in the net earnings decrease.

Net Interest Income - Net interest income on a tax equivalent basis decreased $145,000 or 3% for the comparative six-month periods due to the increase in time deposits volume as discussed in the quarterly earnings section of this report. For the six months ended June 30, 2001 average time deposits volume was $82.8 million, an increase of $9.3 million or 13% from 2000. During the same period the volume of interest-earning assets rose $6.1 million or 3% to $187.0 million. As discussed earlier, increases in time certificates of deposit were attracted during 2000 through the use of promotional certificates. The net tax equivalent yield for the first six months of 2001 was 4.58% as compared to 4.88% for the same period in 2000.

Other operating income - As previously discussed, increases resulted from the restructuring of service charges in the second half of 2000 and fees generated from increased customer usage of ATM's and the MasterMoney(TM) debit card. For the first half of 2001, other operating income rose $152,000 or 30% to $344,000.

Other Operating Expense - Other operating expense for the first half of 2001 totaled $3.6 million, an increase of $89,000 or 3%. The added salaries and related payroll taxes discussed earlier accounted for $110,000 of the increase. Offsetting this increase was a decrease in intangible asset amortization of $24,000 and a savings of $23,000 related to customer check losses incurred in 2000 that were not repeated in the current six-month period.

Financial Condition

At June 30, 2001 consolidated assets totaled $202.1 million an increase of $8.0 million or 4% from December 31, 2000. Deposits increased $9.4 million or 5% during the first half of 2001. This increase, which is similar to that experienced throughout the industry, increased liquidity as federal funds sold rose
$6.2 million.

The increase in deposits was largely due to the addition of a tiered rate money market account product introduced in February 2001. This account is designed to provide depositors a return on their funds at a level approximating that available from money market accounts offered by brokerages, plus the benefit of applicable federal deposit insurance. During the first half of 2001 money market deposits increased $7.9 million or 40% while certificates of deposit rose $1.2 million or 1.5% respectively. These increases more than offset the decline in NOW accounts of $942,000 or 4% during the first half of the year. A portion of the decline is due to funds migrating from NOW to the new money market account product.

Total loans increased $2.1 million to $153.9 million, primarily resulting from an increase of $1.5 million in other real estate loans and $839,000 in commercial loans from December 31, 2000. Management attributes the increases in other real estate loans and commercial loans to a lower interest rate environment, continued customer referrals and the Company's overall relationship with its customers.

Retained net earnings of $359,000 combined with a net increase in the accumulated other comprehensive income resulted in a net increase in stockholders' equity of $568,000 or 3% during the first half of 2001.

Liquidity

Cash and cash equivalents increased $5.8 million during the first half of 2001 and totaled $14.4 million at June 30, 2001. During the same period in 2000 cash and cash equivalents declined $1.4 million to $7.2 million.

Operating activities consisting principally of net income, depreciation and amortization provided $1,256,000 during the first half of 2001 as compared to $1,482,000 during the same period of 2000. This resulted primarily from a reduction in net income and intangible asset amortization as previously discussed.

Investing activities consist primarily of loan originations and repayments, and investment purchases and maturities. Investing activities during 2001 resulted in a net use of $2.4 million. Investment purchases and loan originations of $4.0 million and $2.2 million, respectively, were offset somewhat by investment repayment and maturities of $4.0 million. During the same period in 2000, investing activities used $5.1 million due largely to $10.7 million in net loan orginations that was offset by $6.0 million in investment repayment and maturities.

Financing activities for the first six months of 2001 provided approximately $7.0 million, due principally to net increase in deposits of $9.4 million that was offset by repayment of a $2.0 million Federal Home Loan Bank borrowing originally taken in 1997 and dividend payments of $453,000. During the same period of 2000, financing activities provided $2.2 million due to principally to an increase in short-term borrowings of $2.2 million and an increase in net deposits of $1.0 million that was offset by the use of $486,000 for the repurchase of common stock and $406,000 for dividend payments.

Aside from liquidity available from customer deposits or through sales and maturities of the investment portfolio, the Company has alternative sources of funds such as a line of credit available from the Federal Home Loan Bank. At June 30, 2001, this short-term revolving credit facility totaling $10 million was available.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely affect its liquidity or its ability to meet funding needs in the ordinary course of business.

Risk Elements

At June 30, 2001, non-performing loans, including those past due ninety days or more, and loans on non-accrual status totaled approximately $1,154,000.

Of the non-performing loan total, $490,000 is considered to be impaired for financial reporting purposes. These impaired loans consist of four commercial loans to a single borrower, secured by real estate. The borrower continues operating under Chapter 11 bankruptcy protection. As part of management's ongoing assessment of the loan portfolio, $40,000 of the allowance for loan losses at June 30, 2001, has been allocated for these loans. During April 2001, a previous loan to this borrower totaling $50,000 was repaid in full, including non-accrual interest of $16,000. During the first half of 2001, the borrower made payments on the remaining loans totaling $29,000, of which $15,000 was recorded against principal and $14,000 was recorded as interest income. Management believes the underlying collateral, supporting the remaining loans, adequately secures the Company.

The following table presents the components of non-performing loans and other non-performing assets as of the five most recent quarters ended:



                                                     2001                                      2000
                                             ----------------------   ------------------------------------------------------
                                             June 30,     March 31,   December 31,  September 30,    June 30,      March 31,
                                             --------     ---------   ------------  -------------    --------      ---------
Non-performing loans
    Loans past due 90 days or more            $  172        $  215        $  158        $  159        $  115        $   84
    Non-accrual loans                            982           698           742           909           656           609
                                              ------        ------        ------        ------        ------        ------
      Total non-performing loans               1,154           913           900         1,068           771           693
Other non-performing assets:
Real estate acquired through
    foreclosure                                   62            65            33            40            45           113
                                              ------        ------        ------        ------        ------        ------
      Total other non-performing assets           62            65            33            40            45           113
                                              ------        ------        ------        ------        ------        ------

         Total non-performing assets          $1,216        $  978        $  933        $1,108        $  816        $  806
                                              ======        ======        ======        ======        ======        ======

Non-performing loans as a percentage
    of total loans                               .75%          .60%          .59%          .70%          .51%          .47%
Non-performing assets to assets                  .60           .49           .48           .56           .42           .41



At June 30, 2001, based on the ongoing quarterly review and assessment of credit quality, management is not aware of any trends or uncertainties related to any accounts which might have a material adverse impact on future earnings, liquidity or capital resources. Based on the results of the quarterly internal loan review process, and considering the trend of past loan losses and recoveries, and current risk elements in the loan portfolio, management believes the allowance for loan losses at June 30, 2001 is adequate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         (None)

Item 2. Changes in Securities

         (None)

Item 3. Defaults Upon Senior Securities

         (None)

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders was held May 16, 2000. Of 1,332,835 shares eligible to vote, 1,120,628 or 84.1% were voted in person or by proxy.

(b) The following Class C directors were elected to a three year term expiring in 2003:

             NAME            SHARES FOR     SHARES WITHHELD     BROKER NO VOTES
             ----            ----------     ---------------     ---------------
       Rodney C. Heeter       1,049,734         70,894                100
       J. Michael King        1,027,042         93,586                100
       David L. Cox           1,119,380          1,248                100

In addition, to the above listed individuals, the following persons continue to serve as directors:

Ronald L. Ashbaugh                      Robert L. Hunter
Bernadette H. Crooks                    Brian C. McCarrier
George W. Freeman                       John B. Mason
Elizabeth C. Smith

(c)  The recommendation of the Board of Directors to ratify the appointment of
     S. R. Snodgrass, A.C. as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,116,268 shares in favor, and 4,360 shares against, and 100 shares abstaining.

Item 5. Other Information

         On August 6, 2001, the Company hired William Marsh as the new Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (None)

(b)      Reports on Form 8-K

         On June 5, 2001, a Form 8-K (Item 5) was filed with the Securities and Exchange Commission to disclose the resignation of the Company's Secretary/Treasurer and Principal Accounting Officer.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emclaire Financial Corp.
(Registrant)


Date: August 10, 2001                              By: /s/ David L. Cox
      ---------------                                  -----------------------
                                                       David L. Cox
                                                       President and CEO