Form 10QSB
period 2001-09-30
EMCLAIRE FINANCIAL CORP
filed 2001-11-14
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: SEPTEMBER 30, 2001

     [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission File Number: 000-18464


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                                          25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                       612 MAIN STREET, EMLENTON, PA 16373
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (724) 867-2311
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.    Yes      No
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares of issuer's common stock outstanding as of November 2, 2001:

     COMMON STOCK, $1.25 PAR VALUE                               1,332,835
     -----------------------------                               ---------
                  (Class)                                    (Outstanding)

-------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 2001 (Unaudited) and December 31, 2000..........1

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 2001 and 2000 (Unaudited).......2

         Consolidated Statement of Changes in Stockholders'
         Equity for the nine months ended September 30, 2001 (Unaudited).....3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000 (Unaudited)................4

         Notes to Consolidated Financial Statements..........................5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations....................8



                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................14

Item 2.  Changes in Securities..............................................14

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

         Signatures.........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
           As of September 30, 2001 (Unaudited) and December 31, 2000
                (Dollar amounts in thousands, except share data)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                 2001              2000
                                                                             (unaudited)
                                                                             -----------       -----------
                          ASSETS

Cash and due from banks                                                      $     6,408       $     6,679
Interest-earning deposits in banks                                                    89                91
Federal funds sold                                                                 5,530             1,740
Securities available for sale                                                     27,619            25,230
Securities held to maturity (fair value $75 and $213)                                 73               219
Loans receivable, net of allowance for loan losses of $1,454 and $1,460          158,425           150,332
Federal bank stocks, at cost                                                       1,261             1,239
Accrued interest and dividends receivable                                          1,227             1,247
Premises and equipment                                                             3,171             3,333
Intangible assets                                                                  1,806             2,013
Prepaid expenses and other assets                                                    837             2,042
                                                                             -----------       -----------
       Total assets                                                          $   206,446       $   194,165
                                                                             ===========       ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                   $   184,122       $   171,125
  Borrowed funds                                                                    --               2,000
  Accrued interest payable                                                           507               505
  Accrued expenses and other liabilities                                             658               490
                                                                             -----------       -----------
     Total liabilities                                                           185,287           174,120
                                                                             -----------       -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 3,000,000 shares authorized;
    none issued                                                                     --                --
  Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued; 1,332,835 shares outstanding                          1,745             1,745
  Additional paid-in capital                                                      10,871            10,871
  Treasury stock, at cost; 63,017 shares                                            (971)             (971)
  Retained earnings                                                                8,944             8,320
  Accumulated other comprehensive income                                             570                80
                                                                             -----------       -----------

     Total stockholders' equity                                                   21,159            20,045
                                                                             -----------       -----------
       Total liabilities and stockholders' equity                            $   206,446       $   194,165
                                                                             ===========       ===========
  Common shares outstanding                                                    1,332,835         1,332,835
  Book value per share                                                       $     15.88       $     15.04


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations
   For the three and nine months ended September 30, 2001 and 2000 (Unaudited)
                (Dollar amounts in thousands, except share data)



                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                           --------------------------      --------------------------
                                                              2001            2000            2001            2000
                                                           ----------      ----------      ----------      ----------
INTEREST AND DIVIDEND INCOME:
  Loans receivable                                         $    3,172      $    3,192      $    9,496      $    9,208
  Securities:
     Taxable                                                      311             348             904           1,185
     Exempt from Federal income tax                                92              83             267             250
  Dividends on Federal bank stocks                                 21              17              61              51
  Deposits with banks and Federal funds sold                       65              17             236              35
                                                           ----------      ----------      ----------      ----------
   TOTAL INTEREST INCOME                                        3,661           3,657          10,964          10,729
                                                           ----------      ----------      ----------      ----------
INTEREST EXPENSE:
  Deposits                                                      1,494           1,431           4,626           4,133
  Borrowed funds                                                 --                44              32             138
                                                           ----------      ----------      ----------      ----------
   TOTAL INTEREST EXPENSE                                       1,494           1,475           4,658           4,271
                                                           ----------      ----------      ----------      ----------
NET INTEREST INCOME                                             2,167           2,182           6,306           6,458
  Provision for loan losses                                        36              61             118             158
                                                           ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             2,131           2,121           6,188           6,300
                                                           ----------      ----------      ----------      ----------
NONINTEREST INCOME:
  Service fees                                                    237             266             697             632
  Other                                                           106              93             296             228
                                                           ----------      ----------      ----------      ----------
   TOTAL NONINTEREST INCOME                                       343             359             993             860
                                                           ----------      ----------      ----------      ----------
NONINTEREST EXPENSE:
  Compensation and employee benefits                              946             892           2,809           2,645
  Premises and equipment, net                                     261             250             811             762
  Intangible amortization expense                                  69              80             207             242
  Other                                                           491             486           1,491           1,526
                                                           ----------      ----------      ----------      ----------
   TOTAL NONINTEREST EXPENSE                                    1,767           1,708           5,318           5,175
                                                           ----------      ----------      ----------      ----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                      707             772           1,863           1,985
  Provision for income taxes                                      216             240             560             602
                                                           ----------      ----------      ----------      ----------
NET INCOME                                                 $      491      $      532      $    1,303      $    1,383
                                                           ==========      ==========      ==========      ==========
  Net income per share                                     $     0.37      $     0.40      $     0.98      $     1.02
  Dividends per share                                      $     0.17      $     0.15      $     0.51      $     0.45

  Average common shares outstanding                         1,332,835       1,344,318       1,332,835       1,352,517


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity For the nine months ended September 30, 2001 (Unaudited)
                          (Dollar amounts in thousands)


                                                                                                        ACCUMULATED
                                                             ADDITIONAL                                    OTHER
                                                 COMMON       PAID-IN       TREASURY       RETAINED     COMPREHENSIVE
                                                 STOCK        CAPITAL        STOCK         EARNINGS        INCOME        TOTAL
                                                --------      --------      --------       --------       --------      --------
BALANCE AT DECEMBER 31, 2000                    $  1,745      $ 10,871      $   (971)      $  8,320       $     80      $ 20,045

Comprehensive income:
  Net income                                        --            --            --            1,303           --           1,303
  Change in net unrealized gain on
    securities available for sale, net of
    reclassification adjustments and taxes          --            --            --             --              490           490
                                                --------      --------      --------       --------       --------      --------
Comprehensive income                                --            --            --            1,303            490         1,793
                                                                                                                        --------
Dividends paid                                      --            --            --             (679)          --            (679)
                                                --------      --------      --------       --------       --------      --------
BALANCE AT SEPTEMBER 30, 2001                   $  1,745      $ 10,871      $   (971)      $  8,944       $    570      $ 21,159
                                                ========      ========      ========       ========       ========      ========

See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2001 and 2000 (Unaudited)
                          (Dollar amounts in thousands)


                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
OPERATING ACTIVITIES:
  Net income                                                             $  1,303       $  1,383
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
      Depreciation and amortization for premises and equipment                452            438
      Provision for loan losses                                               118            158
      Amortization of premiums and accretion of discounts, net                  7             40
      Amortization of intangible assets                                       207            242
      Decrease (increase) in accrued interest receivable                       20            (95)
      Decrease (increase) in prepaid expenses and other assets              1,205            (79)
      Increase in accrued interest payable                                      2             77
      Increase in accrued expenses and other liabilities                      168             57
                                                                         --------       --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,482          2,221
                                                                         --------       --------
LENDING AND INVESTING ACTIVITIES:
  Loan originations                                                       (47,014)       (32,467)
  Purchases of securities available for sale                               (7,464)        (1,532)
  Purchases of Federal bank stocks                                            (22)          --
  Principal repayments of loans receivable                                 38,803         18,799
  Repayments, maturities and calls of securities available for sale         5,554          6,472
  Principal repayments of securities held to maturity                         146          1,543
  Other                                                                      (286)          (165)
                                                                         --------       --------
    NET CASH USED IN LENDING AND INVESTING ACTIVITIES                     (10,283)        (7,350)
                                                                         --------       --------
DEPOSIT AND FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                      12,997           (344)
  Net increase (decrease) in borrowed funds                                (2,000)         4,845
  Dividends paid                                                             (679)          (607)
  Payments to acquire treasury stock                                         --             (517)
                                                                         --------       --------
    NET CASH PROVIDED BY DEPOSIT AND FINANCING ACTIVITIES                  10,318          3,377
                                                                         --------       --------
Net increase (decrease) in cash equivalents                                 3,517         (1,752)
Cash equivalents at beginning of period                                     8,510          8,595
                                                                         --------       --------
Cash equivalents at end of period                                        $ 12,027       $  6,843
                                                                         ========       ========
SUPPLEMENTAL INFORMATION:

  Interest paid                                                          $  4,656       $  4,194
  Income taxes paid                                                           699            596
  Non-cash transactions:
    Transfers from loans receivable to real estate acquired
      through foreclosure                                                      50             12


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), a national banking association. The consolidated financial statements contained herein include the accounts of the Corporation and the Bank. All inter-company transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-QSB and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000, as contained in the 2000 Annual Report to Stockholders.

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.       LOANS RECEIVABLE

         The Corporation's loans receivable as of the respective dates are summarized as follows:


-------------------------------------------------------------------------
                                    SEPTEMBER 30,        DECEMBER 31,
(In thousands)                          2001                     2000
-------------------------------------------------------------------------
MORTGAGE LOANS:
   Residential                       $  97,690             $  92,429
   Commercial real estate               25,799                24,661
                                     ---------             ---------
                                       123,489               117,090
OTHER LOANS:
   Consumer loans                       14,603                14,618
   Commercial business                  21,787                20,084
                                     ---------             ---------
                                       159,879               151,792
LESS:
   Allowance for loan losses             1,454                 1,460
                                     ---------             ---------
                                     $ 158,425             $ 150,332
                                     =========             =========
-------------------------------------------------------------------------

3.       DEPOSITS

         The Corporation's deposits as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                  SEPTEMBER 30, 2001                       DECEMBER 31, 2000
                                        -------------------------------         ----------------------------------
                                        Weighted                                Weighted
                                         average                                 average
Type of accounts                          rate        Amount        %             rate        Amount          %
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                 -      $  30,331      16.5%             -      $  27,312       16.0%
Interest-bearing demand deposits         1.42%         64,744      35.2%          2.30%        60,451       35.3%
Time deposits                            5.34%         89,047      48.4%          5.76%        83,362       48.7%
                                                    ---------     -----                     ---------      -----
                                         3.08%      $ 184,122     100.0%          3.62%     $ 171,125      100.0%
                                                    =========     =====                     =========      =====
------------------------------------------------------------------------------------------------------------------


4.       NET INCOME PER SHARE

         The Corporation maintains a simple capital structure with no common stock equivalents. As such earnings per share computations are based on the weighted average number of common shares outstanding for the respective reporting periods.

5.       COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following for the three and nine-month periods ended September 30:

----------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                 --------------        -----------------
In thousands                                                      2001     2000          2001       2000
----------------------------------------------------------------------------------------------------------
Net income                                                       $ 491    $ 532        $ 1,303    $ 1,383
Change in net unrealized gain on securities available
  for sale, net of reclassification adjustments and taxes          281      117            490         34
                                                                 -----    -----        -------    -------
Comprehensive income                                             $ 772    $ 649        $ 1,793    $ 1,417
                                                                 =====    =====        =======    =======
----------------------------------------------------------------------------------------------------------


6.       FEDERAL BANK STOCKS

         Federal bank stocks represent the Bank's investment in the Federal Home Loan Bank of Pittsburgh (FHLB) and the Federal Reserve Bank of Cleveland, at cost.

7.       NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting as use of the pooling-of-interests method is henceforth prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

         SFAS No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should no longer be amortized, but should be tested for impairment at least annually. The Statement requires intangible assets that are separable from goodwill and that have a useful life to be amortized over the determinable useful life. The provisions of this statement will become effective for the Corporation on January 1, 2002. Upon adoption of this statement, goodwill and other intangible assets arising form acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. Certain provisions of this statement could require a reclassification of previously separate intangible assets to goodwill and vice versa if the intangible assets in question do not meet the new criteria for the classification as a separately recognizable intangible.

         The Corporation has ultimately not yet evaluated the impact of the adoption of these statements on its financial condition or results of operations.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," requires that derivative instruments be carried at fair value in the statement of financial condition. The statements continue to allow derivative instruments to be used to hedge various risks and set forth specific criteria to be used to determine when hedge accounting can be used. The statements also provide for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

         The provisions of this statement, as amended, were effective for the Corporation for its quarterly and annual reporting periods beginning January 1, 2001. The Corporation experienced no material impact to its financial position, results of operations and cash flows as of the effective date of this statement as the Corporation uses no such instruments.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

         This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Corporation did not experience any impact to its financial position, results of operations and cash flows as of the effective date of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and nine month periods ended September 30, 2001 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

Discussions of certain matters in this Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

GENERAL. The Corporation's total assets increased by $12.3 million or 6.3% to $206.4 million at September 30, 2001 from $194.2 million at December 31, 2000. This net increase was primarily the result of increases in cash equivalents, securities and loans receivable of $3.5 million, $2.2 million and $8.1 million, respectively, partially offset by a decrease in all other assets of $1.6 million. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $11.2 million or 6.4% and $1.1 million or 5.6%, respectively. The increase in total liabilities was primarily the result of an increase in deposits of $13.0 million or 7.6% partially offset by a decrease in borrowed funds of $2.0 million. The increase in stockholders' equity was primarily the result of an increase in retained earnings and accumulated other comprehensive income of $624,000 and $490,000, respectively.

CASH EQUIVALENTS. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $3.5 million or 41.3% to $12.0 million at September 30, 2001 from $8.5 million at December 31, 2000. The net increase between September 30, 2001 and December 31, 2000 can be attributed primarily to the increase in the Corporation's deposits, partially offset by net loan originations, security purchases and repayment of borrowed funds.

SECURITIES. The Corporation's securities portfolios increased by $2.2 million or 8.7% to $27.7 million at September 30, 2001 from $25.4 million at December 31, 2000. This net increase was primarily the result of purchases of securities of $7.5 million, during the nine months ended September 30, 2001. Partially offsetting the purchases of securities were sales and maturities of securities of $5.6 million, during the nine months ended September 30, 2001.

LOANS RECEIVABLE. Net loans receivable increased $8.1 million or 5.3% to $158.4 million at September 30, 2001 from $150.3 million at December 31, 2000. This increase was comprised of an increase in mortgage loans of $6.4 million or 5.5 % and other loans of $1.7 million or 8.4%, during the nine months ended September 30, 2001. This overall increase in loans receivable can be attributed primarily to higher customer demand for loans in the current lower interest rate environment as well as the introduction of new commercial and consumer loan products.

NON-PERFORMING ASSETS. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $888,000 or 0.43% and $846,000 or 0.44% of total assets at September 30, 2001 and December 31, 2000, respectively.

DEPOSITS. Total deposits increased $13.0 million or 7.6% to $184.1 million at September 30, 2001 from $171.1 million at December 31, 2000. This increase was comprised of increases in noninterest bearing, interest bearing and time deposits of $3.0 million, $4.3 million and $5.7 million, respectively. The general increase in deposits during the period can be attributed primarily to:
(1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into safer bank deposits as a result of recent national economic instability, and (2) the Corporation's development and promotion new depository products including money market accounts and special certificate of deposit programs, among other initiatives.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $1.1 million or 5.6% to $21.2 million at September 30, 2001 from $20.0 million at December 31, 2000. This increase was principally the result of an increase in retained earnings of $624,000 million, comprised of net income of $1.3 million offset by dividends paid of $679,000, and an increase of accumulated other comprehensive income of $490,000 as a result of unrealized gains on securities available for sale net of tax.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE-MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000

GENERAL. The Corporation reported net income of $491,000 and $532,000 for the three months ended September 30, 2001 and 2000, respectively. The $41,000 or 7.7% decrease in net income for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, was attributable to decreases in net interest income and noninterest income of $15,000 and $16,000, respectively, and an increase in noninterest expense of $59,000. Partially offsetting these unfavorable variances were decreases in the provisions for loan losses and income taxes of $25,000 and $24,000, respectively.

During 2001, the Corporation and the nation have experienced a historically dramatic drop in national market interest rates with the Federal funds discount rate decreasing 300 basis points to 2.5% in September 2001 from 5.5% in January 2001. Over the same period, the national prime-lending rate has declined similarly from 9.5% to 5.5%.

As outlined in detail below, this declining rate environment has resulted in a significant repricing, reducing the yield of the Corporation's interest-earning assets as new loan production and refinancing of existing loans during 2001 has resulted in lower yielding loan assets. Given that the Corporation's time deposit products don't afford a call feature, the cost of funds during the year to date period, has not directly corresponded with the repricing of assets, but such repricing of deposits is expected to approach that of interest-earning assets, particularly as the current lower interest rate environment continues. The Corporation has critically evaluated the pricing of interest-bearing demand deposits (checking, savings and money market products) over the past several quarters in light of the current rate environment and has adjusted pricing, as circumstances proved beneficial. Specifically in regards to time deposits, the Corporation expects to see a decrease in the cost of these funds as approximately $21.0 million of these deposits are expected to mature and reprice during the fourth quarter of 2001, and approximately $58.2 million are expected to mature and reprice within the next year. The repricing of these time deposits could result in a lower cost of funds and a more stabilized or higher interest rate spread especially if the current lower rate environment persists.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $10,000 to $2.21 million for the three months ended September 30, 2001, compared to $2.22 million for the same period in the prior year. This increase can be attributed to an increase in interest expense of $19,000, partially offset by an increase in interest income of $9,000.

INTEREST INCOME. Interest income on a tax equivalent basis increased $9,000 to $3.70 million for the three months ended September 30, 2001, compared to $3.69 million for the same period in the prior year. This net increase in interest income can be attributed to an increase in average interest-earning assets of $11.9 million or 6.6% to $193.3 million for the three months ended September 30, 2001, compared to $181.3 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and interest-earning deposits (including Federal funds sold) of $6.2 million or 4.1% and $6.4 million, respectively. Average loans receivable increased to $156.8 million and average interest-earning deposits increased to $7.5 million during the three months ended September 30, 2001, compared to $150.6 million and $1.1 million, respectively, during the same period in the prior year. Average securities decreased $714,000 or 2.5% to $27.7 million during the three months ended September 30, 2001, compared to $28.4 million during the same period last year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield of interest earning assets of 49 basis points to 7.66% for the three months ended September 30, 2001, compared to 8.15% for the same period in the prior year. The yield on loans, securities and interest-earning deposits decreased to 8.09%, 6.42% and 3.45%, respectively, during the three months ended September 30, 2001, compared to 8.48%, 6.60%, and 6.19%, respectively, for the same period in the prior year.

INTEREST EXPENSE. Interest expense increased $19,000 or 1.3% to $1.49 million for the three months ended September 30, 2001, compared to $1.48 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in interest-bearing liabilities of $9.0 million or 6.3% to $152.6 million during the three months ended September 30, 2001, compared to $143.5 million during the same period in the prior year. Comprising this net increase in interest-bearing liabilities was an increase in average deposits of $11.6 million or 8.2%, partially offset by a decrease in average borrowed funds of $2.6 million related to the payoff of advances from the FHLB. Offsetting the net increase in interest expense as a result of the increase in volume was a decline in the interest rate on interest-bearing liabilities of 19 basis points to 3.92% during the three months ended September 30, 2001, compared to 4.11% during the same period in the prior year.

PROVISION FOR LOAN LOSSES. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover potential losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

The decrease in the Corporation's provision for loans losses between the three-month periods ended September 30, 2001 and 2000 reflects the adequacy of the Corporation's allowance for loan losses during the periods and as of September 30, 2001.

NONINTEREST INCOME. Noninterest income, comprised primarily of fees on depository accounts, general transactional income, certain loan transaction costs and other miscellaneous income, remained relatively stable between the three months ended September 30, 2001 and the same period in the prior year. Noninterest income was $343,000 during the third quarter of this year as transactional deposit and loan activity remained relatively consistent between the two quarterly periods.

NONINTEREST EXPENSE. Noninterest expense, comprised of compensation and employee benefits, premises and equipment, intangible amortization and other expenses, increased $59,000 or 3.5% to $1.77 million during the three months ended September 30, 2001, compared to $1.71 during the same period in the prior year.

Compensation and employee benefits expense increased $54,000 or 6.1% to $946,000 during the three months ended September 30, 2001, compared to $892,000 during the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases between the two periods.

All other noninterest expenses combined remained relatively flat between the two quarterly periods ended September 30, 2001 and 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $24,000 or 10.0% to $216,000 for the three months ended September 30, 2001, compared to $240,000 for the same period in the prior year. This decrease is a direct result of the decrease in net income before taxes between the two periods.

COMPARISON OF RESULTS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2001 AND 2000

GENERAL. The Corporation reported net income of $1.30 million and $1.38 million for the nine months ended September 30, 2001 and 2000, respectively. The $80,000 or 5.8% decrease in net income for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was attributable to a decrease in net interest income of $152,000, and an increase in noninterest expense of $143,000. Partially offsetting these unfavorable variances was an increase in noninterest income of $133,000 and decreases in the provisions for loan losses and income taxes of $40,000 and $42,000, respectively.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $144,000 to $6.4 million for the nine months ended September 30, 2001, compared to $6.6 million for the same period in the prior year. This decrease can be attributed to an increase in interest expense of $387,000, partially offset by an increase in interest income of $243,000.

INTEREST INCOME. Interest income on a tax equivalent basis increased $243,000 or 2.2% to $11.1 million for the nine months ended September 30, 2001, compared to $10.8 million for the same period in the prior year. This net increase in interest income can be attributed to an increase in average interest-earning assets of $9.1 million or 5.0% to $189.3 million for the nine months ended September 30, 2001, compared to $180.2 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and interest-earning deposits (including Federal funds sold) of $6.8 million or 4.7% and $6.5 million, respectively. Average loans receivable increased to $153.8 million and average interest-earning deposits increased to $7.3 million during the nine months ended September 30, 2001, compared to $147.0 million and $819,000, respectively, during the same period in the prior year. Average securities decreased $4.2 million or 13.6% to $26.9 million during the nine months ended September 30, 2001, compared to $31.1 million during the same period last year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield of interest earning assets of 21 basis points to 7.81% for the nine months ended September 30, 2001, compared to 8.02% for the same period in the prior year. The yield on loans, securities and interest-earning deposits decreased to 8.23%, 6.39% and 4.32%, respectively, during the nine months ended September 30, 2001, compared to 8.35%, 6.62%, and 8.30%, respectively, for the same period in the prior year.

INTEREST EXPENSE. Interest expense increased $387,000 or 9.1% to $4.7 million for the nine months ended September 30, 2001, compared to $4.3 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in interest-bearing liabilities of $6.9 million or 4.8% to $150.3 million during the nine months ended September 30, 2001, compared to $143.4 million during the same period in the prior year. Comprising this net increase in interest-bearing liabilities was an increase in average deposits of $9.2 million or 6.5%, partially offset by a decrease in average borrowed funds of $2.3 million. Contributing to the net increase in interest expense, as a result of the increase in volume of interest-bearing liabilities for the year to date period, was an increase in the interest rate on interest-bearing liabilities of 16 basis points to 4.13% during the nine months ended September 30, 2001, compared to 3.97% during the same period in the prior year.

PROVISION FOR LOAN LOSSES. The $40,000 or 25.3% decrease in the Corporation's provision for loans losses between the nine-month periods ended September 30, 2001 and 2000 reflects the adequacy of the Corporation's allowance for loan losses during the periods and as of September 30, 2001.

NONINTEREST INCOME. Noninterest income increased $133,000 or 15.5% to $993,000 for the nine months ended September 30, 2001, compared to $860,000 for the same period in the prior year due primarily to the steady increase in deposit accounts and related transaction fees during the first nine months this year.

NONINTEREST EXPENSE. Noninterest expense, comprised of compensation and employee benefits, premises and equipment, intangible amortization and other expenses, increased $143,000 or 2.8% to $5.3 million during the nine months ended September 30, 2001, compared to $5.2 during the same period in the prior year.

Compensation and employee benefits expense increased $164,000 or 6.2% to $2.8 million during the nine months ended September 30, 2001, compared to $2.6 million during the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases between the two periods.

All other noninterest expenses combined remained relatively flat between the two year to date periods ended September 30, 2001 and 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $42,000 or 7.0% to $560,000 for the nine months ended September 30, 2001, compared to $602,000 for the same period in the prior year. This decrease is a direct result of the decrease in net income before taxes between the two periods.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2001 the Corporation used its sources of funds primarily to fund of loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments totaling $3.5 million, unused lines of credit totaling $8.9 million and $1.6 million of undisbursed loans in process.

At September 30, 2001, time deposits amounted to $89.0 million or 48.4% of the Corporation's total consolidated deposits, including approximately $58.2 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2001, the Corporation's short-term revolving line of credit facility borrowing availability was approximately $10 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RISK FACTORS

The following discusses certain factors that may affect the Corporation's financial condition and results of operations and should be considered in evaluating the Corporation.

ABILITY OF THE CORPORATION TO EXECUTE ITS BUSINESS STRATEGY. The financial performance and profitability of the Corporation will depend, in large part, on its ability to favorably execute its business strategy in converting from a relatively traditional savings and loan association to a community based financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Corporation will be successful in its business strategy.

ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION. The Corporation's operations are located in western Pennsylvania and are concentrated in Venango, Clarion and Butler Counties, Pennsylvania. Although management has diversified the Corporation's loan portfolio into other Pennsylvania counties, and to a very limited extent into other states, the vast majority of the Corporation's credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Corporation's results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Corporation's primary market areas could have a material adverse impact on the quality of the Corporation's loan portfolio, the demand for its products and services, and its financial condition and results of operations.

INTEREST RATES. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

         o        the demand for new loans

         o prepayment speeds experienced on various asset classes, particularly mortgage backed securities and residential loans

         o        credit profiles of existing borrowers

         o        rates received on loans and securities

         o        rates paid on deposits and borrowings

As presented under "Item 2. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations", the Corporation is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Corporation's financial condition and results of operations.

GOVERNMENT REGULATION AND MONETARY POLICY. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Corporation's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Corporation, and a material change in these conditions could present an adverse impact on the Corporation's financial condition and results of operations.

COMPETITION. The financial services business in the Corporation's market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet based financial services delivery), changes in the regulatory environment, and the enormous consolidation which has occurred among financial services providers. Many of the Corporation's competitors are much larger in total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Corporation will be able to compete effectively. The results of the Corporation may materially differ in future periods depending upon the nature or level of competition.

CREDIT QUALITY. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Corporation has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Corporation's financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Corporation's ability to predict, influence, and control.

OTHER RISKS. From time to time, the Corporation details other risks with respect to its business and financial results in its filings with the SEC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  November 9, 2001                   By:      /s/ David L. Cox
                                          ------------------------------------
                                          David L. Cox
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Date:  November 9, 2001                   By:      /s/ William C. Marsh
                                          ------------------------------------
                                          William C. Marsh
                                          Treasurer/Secretary