Form 10KSB
period 2001-12-31
EMCLAIRE FINANCIAL CORP
filed 2002-03-26
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from:  ___________ to ___________

                  Commission File Number:  000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Pennsylvania                              25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

       612 Main Street, Emlenton, PA                    16373
--------------------------------------------------------------------------------
  (Address of principal executive office)             (Zip Code)

Issuer's telephone number:  724 867-2311

Securities registered under Section 12(b) of the Exchange Act:         None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $1.25 per share
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X].

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $15,928,000

         As of March 8, 2002, there were issued and outstanding 1,332,835 shares of the Registrant's Common Stock.

The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 8, 2002, was $18,312,941 ($16.90 per share average bid and ask prices of $16.80 and $17.00, respectively, based on 1,083,606 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001 (Parts I, II, and IV).

2. Portions of the Proxy Statement for the May 21, 2002 Annual Meeting of Stockholders (Part III).

         Transition Small Business Disclosure Format (Check one) YES [ ]  NO [X]
--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                                TABLE OF CONTENTS


                                     PART I

Item 1.       Description of Business.........................................1

Item 2.       Description of Properties......................................16

Item 3.       Legal Proceedings..............................................17

Item 4.       Submission of Matters to a Vote of Security Holders............17

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......17

Item 6.       Management's Discussion and Analysis or Plan of Operation......17

Item 7.       Financial Statements...........................................17

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................17

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............18

Item 10.      Executive Compensation.........................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management.18

Item 12.      Certain Relationships and Related Transactions.................18

Item 13.      Exhibits and Reports on Form 8-K...............................19

Signatures    ...............................................................20

PART I

Item 1.  Description of Business

General

Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank).

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank operates through a network of ten retail branch offices in Venango, Butler, Clarion, Clearfield, Elk and Jefferson counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

The Corporation and the Bank are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank's chartering authority, and the Federal Deposit Insurance Corporation
(FDIC), which insures customer deposits held by the Bank to the full extent provided by law. The Bank is a member of the Federal Reserve Bank of Cleveland
(FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956
(BHCA), as amended.

At December 31, 2001, the Corporation had $216.7 million in total assets, $21.1 million in stockholders' equity, and $189.5 million in deposits.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Generally, loans are originated in the Bank's primary market area.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located in the Bank's primary lending area. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC.

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed-rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 29.1% of the total loan portfolio at December 31, 2001. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations, and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital, and other personal expenditures. In addition, the Bank funds education loans, under various government guaranteed student loan programs, that are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2001, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $2.9 million. At December 31, 2001, the Bank's largest aggregation of loans to one borrower was approximately $2.5 million of loans secured by equipment and commercial real estate. At December 31, 2001, all of these loans were performing in accordance with their terms.

The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:


------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts
in thousands)                 2001                  2000                 1999                    1998                  1997
                    --------------------  -------------------  ----------------------  ---------------------  ----------------------
                      Dollar                Dollar                Dollar                 Dollar                 Dollar
                      Amount          %     Amount          %     Amount        %        Amount          %      Amount       %
------------------------------------------------------------------------------------------------------------------------------------

Mortgage loans:
    Residential     $100,420       62.0%   $92,429       60.9%   $90,232      64.7%     $87,137       64.9%     $45,709      53.1%
    Commercial        26,470       16.3%    24,661       16.2%    20,360      14.6%      18,381       13.7%      15,188      17.6%
                    --------   ---------   --------    -------   -------   -------     --------  ---------    ---------   --------
      Total real
        estate loans 126,890       78.3%   117,090       77.1%   110,592      79.3%     105,518       78.6%      60,897      70.7%

Other loans:
    Commercial
      business        20,806       12.9%    20,084       13.2%    14,660      10.5%      14,223       10.6%      11,147      12.9%
    Consumer          14,308        8.8%    14,618        9.6%    14,210      10.2%      14,508       10.8%      14,100      16.4%
                    --------   ---------   --------    -------   -------   -------     --------  ---------    ---------   --------
      Total other
        loans         35,114       21.7%    34,702       22.9%    28,870      20.7%      28,731       21.4%      25,247      29.3%
                    --------   ---------   --------    -------   -------   -------     --------  ---------    ---------   --------
Total loans
  receivable         162,004      100.0%   151,792      100.0%   139,462     100.0%     134,249      100.0%      86,144     100.0%
                               =========               =======             =======               =========                ========
Less:
    Allowance for
      loan losses      1,464                 1,460                 1,373                  1,336                     874
                    --------               --------              -------               --------               ---------

Net loans
  receivable        $160,540              $150,332              $138,089               $132,913                 $85,270
                    ========              =========             ========               ========               =========

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation's portfolio as of December 31, 2001. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.


------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                             Due in one          Due from one      Due from five      Due after
                                           year or less      to five years      to ten years         ten years           Total
------------------------------------------------------------------------------------------------------------------------------------

Residential mortgage                            $ 23,180           $ 43,942           $ 21,507           $ 11,791         $ 100,420
Commercial mortgage                               11,024             12,189              2,517                740            26,470
Commercial business                               11,357              6,360              2,908                181            20,806
Consumer                                          10,015              4,154                129                 10            14,308
                                          ---------------    ---------------   ----------------   ----------------   ---------------

                                                $ 55,576           $ 66,645           $ 27,061           $ 12,722         $ 162,004
                                          ===============    ===============   ================   ================   ===============
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans as of December 31:



--------------------------------------------------------------------------------------------------------
 (In thousands)                                                            Fixed           Adjustable
                                                                           rates             rates
--------------------------------------------------------------------------------------------------------

Residential mortgage                                                         $ 95,352           $ 5,068         $ 100,420
Commercial mortgage                                                            13,169            13,301          $ 26,470
Commercial business                                                            11,467             9,339          $ 20,806
Consumer                                                                       12,712             1,596          $ 14,308
                                                                      ----------------   ---------------

                                                                            $ 132,700          $ 29,304
                                                                      ================   ===============

Contractual maturities of loans do not reflect the actual term of the Corporation's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Corporation the right to declare a loan immediately payable in the event, among other things, that the borrower sells the real property subject to the mortgage. Scheduled principal amortization also reduces the average life of the loan portfolio. The average life of mortgage loans tends to increase when current market mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current market interest rates.

Delinquencies and Classified Assets

Delinquent Loans and Real Estate Acquired Through Foreclosure (REO). Typically, a loan is considered past due and a late charge is assessed when the borrower has not made a payment within fifteen days from the payment due date. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Typically loans are considered non-accruing upon reaching 90 days delinquency, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee's sale at which the Corporation may be the buyer.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 2001, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $1.3 million or 0.59% of the Corporation's total assets.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as "substandard," "doubtful," or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Corporation's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the asset is charged off within a reasonable period of time.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2001, the Corporation's classified and criticized assets amounted to $10.6 million with $3.2 million classified as substandard, $200,000 classified as doubtful and $7.2 million identified as special mention.

The following table sets forth information regarding the Corporation's non-performing assets as of December 31:


-------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                            2001           2000           1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------

Non-performing loans                                      $ 1,245          $ 900          $ 703        $ 1,309           $ 991

    Total as a percentage of gross loans                    0.78%          0.59%          0.50%          0.98%           1.15%
                                                     -------------  -------------  -------------  -------------   -------------

Real estate acquired through foreclosure                       20             33            104             80               -
                                                     -------------  -------------  -------------  -------------   -------------
    Total as a percentage of total assets                   0.01%          0.02%          0.05%          0.04%           0.00%
                                                     -------------  -------------  -------------  -------------   -------------

Total non-performing assets                               $ 1,265          $ 933          $ 807        $ 1,389           $ 991
                                                     =============  =============  =============  =============   =============

Total non-performing assets
    as a percentage of total assets                         0.58%          0.48%          0.42%          0.72%           0.74%
                                                     =============  =============  =============  =============   =============

Allowance for loan losses as a
    percentage of non-performing loans                    117.59%        162.22%        195.31%        102.06%          88.19%
                                                     =============  =============  =============  =============   =============
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio and REO properties each month to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2001 of $1.5 million is adequate to cover potential losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:


----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                    2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                 $ 1,460       $ 1,373       $ 1,336         $ 874         $ 733

    Provision for loan losses                                      154           209           162           200           220

    Allowance for loan losses of acquired companies                  -             -             -           349             -

    Charge-offs:
      Mortgage loans                                               (27)          (34)          (12)          (21)          (33)
      Consumer and commercial business loans                      (170)         (122)         (143)          (92)          (75)
                                                           ------------  ------------  ------------  ------------  ------------
                                                                  (197)         (156)         (155)         (113)         (108)

    Recoveries                                                      47            34            30            26            29
                                                           ------------  ------------  ------------  ------------  ------------

Balance at end of period                                       $ 1,464       $ 1,460       $ 1,373       $ 1,336         $ 874
                                                           ============  ============  ============  ============  ============

Ratio of net charge-offs to average loans outstanding            0.10%         0.08%         0.09%         0.08%         0.10%
                                                           ============  ============  ============  ============  ============

Ratio of allowance to total loans at end of period               0.90%         0.96%         0.98%         1.00%         1.01%
                                                           ============  ============  ============  ============  ============

Balance at end of period applicable to:
    Mortgage loans                                               $ 607         $ 704         $ 613         $ 596         $ 390
    Consumer and commercial business loans                         857           756           760           740           484
                                                           ------------  ------------  ------------  ------------  ------------
Balance at end of period                                       $ 1,464       $ 1,460       $ 1,373       $ 1,336         $ 874
                                                           ============  ============  ============  ============  ============

-------------------------------------------------------------------------------------------------------------------------------

Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2001 approximately $9.4 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of capital.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yields and contractual maturities of the Corporation's securities as of December 31, 2001:



------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                            Due in one        Due from one      Due after        No scheduled
                                          year or less     to five years      ten years         maturity           Total
------------------------------------------------------------------------------------------------------------------------------

U.S. Government securities                      $ 3,999           $ 7,480          $ 1,499               $ -         $ 12,978
Mortgage-backed securities                            -                 -               60                 -               60
Municipal securities                                215             2,336            9,368                 -           11,919
Corporate securities                              2,249            10,015                -                 -           12,264
Equity securities                                     -                 -                -               971              971
                                         ---------------  ----------------  ---------------  ----------------  ---------------

                                                $ 6,463          $ 19,831         $ 10,927             $ 971         $ 38,192
                                         ===============  ================  ===============  ================  ===============

Estimated fair value                            $ 6,545          $ 20,247         $ 10,747           $ 1,217         $ 38,756
                                         ===============  ================  ===============  ================  ===============

Weighted average yield (1)                        4.70%             5.88%            7.20%             4.12%            6.01%
                                         ===============  ================  ===============  ================  ===============

(1) Weighted average yield is on a taxable equivalent basis and is calculated based upon amortized cost.
------------------------------------------------------------------------------------------------------------------------------

For additional information regarding the Corporation's investment portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from FHLB. In addition, the Bank can obtain advances from the Federal Reserve Bank discount window. For a description of the Bank's sources of funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

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

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Management reviews interest rates on deposits weekly and considers a number of factors, including (1) the Bank's internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank's liquidity position.

For a additional information regarding the Corporation's deposit base and borrowed funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a national association. As of December 31, 2001, the Bank had no subsidiaries.

Personnel

At December 31, 2001, the Bank had 103 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

Competition

The banking and financial services industry in Pennsylvania generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business - Supervision and Regulation - Financial Services Modernization Legislation."

Risk Factors

The following discusses certain factors that may affect the Corporation's financial condition and results of operations and should be considered in evaluating the Corporation.

Ability Of The Corporation To Execute Its Business Strategy. The financial performance and profitability of the Corporation will depend, in large part, on its ability to favorably execute its business strategy. This execution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Corporation will be successful in its business strategy.

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

Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

     --   the demand for new loans
     -- prepayment speeds experienced on various asset classes, particularly residential mortgage loans
     --   credit profiles of existing borrowers
     --   rates received on loans and securities
     --   rates paid on deposits and borrowings.

As presented previously, the Corporation is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Corporation's financial condition and results of operations.

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

Competition. The financial services business in the Corporation's market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet based financial services delivery), changes in the regulatory environment, and the enormous consolidation that has occurred among financial services providers. Many of the Corporation's competitors are much larger in terms of total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Corporation will be able to compete effectively. The results of the Corporation may materially differ in future periods depending upon the nature or level of competition.

Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Corporation has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non-performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Corporation's financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Corporation's ability to predict, influence, or control.

Other Risks. From time to time, the Corporation details other risks with respect to its business and financial results in its filings with the SEC.

Economic Conditions, Government Policies, Legislation, and Regulation

The Corporation's profitability, like most financial institutions, primarily depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Corporation's earnings. These rates are highly sensitive to many factors that are beyond the control of the Corporation and the Bank, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Corporation and the Bank cannot be predicted.

The business of the Corporation is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Corporation and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, new legislation and regulations have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation or the Bank. See "Item 1. Business - Supervision and Regulation."

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws that relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation - The Corporation

The Corporation, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act (BCHA). The Corporation is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Corporation and its subsidiaries.

The Federal Reserve Board may require that the Corporation terminate an activity, or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Corporation must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Further, the Corporation is required by the Federal Reserve Board to maintain certain levels of capital. See "Regulation - The Bank - Capital Standards."

The Corporation is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Corporation and another bank holding company.

The Corporation is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Corporation, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be proper incidents thereto.

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

The Corporation's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Corporation is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Regulation - The Bank

The Bank is subject to supervision and examination by the OCC and the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended is to strengthen U.S law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

     -- due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons
     --   standards for verifying customer identification at account opening
     -- rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering
     -- reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and
     -- filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Corporation is not able to predict the impact of such law on its financial condition or results of operations at this time.

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

     -- Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
     -- Provides an enhanced framework for protecting the privacy of consumer information;
     -- Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
     -- Modifies the laws governing the implementation of the Community Reinvestment Act; and
     -- Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Corporation and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Corporation and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and the Bank.

Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

     --   securities underwriting,
     --   dealing and market making,
     --   sponsoring mutual funds and investment companies,
     --   insurance underwriting and agency,
     --   merchant banking, and
     -- activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incidents thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board:

     --   lending,   exchanging,   transferring,   investing   for  others,   or
          safeguarding financial assets other than money or securities;

     -- providing any devise or other instrumentality for transferring money or other financial assets; or
     -- arranging, effecting or facilitating financial transactions for the account of third parties.

A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Corporation is not currently a financial holding company. Management has not determined at this time whether it will seek an election to become a financial holding company.

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

     -- initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
     --   annual notices of their privacy policies to current customers; and
     -- a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Corporation's financial condition or results of operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation.

The FDIC and the Comptroller also have authority to prohibit the Bank from engaging in activities that, in the FDIC's or the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Corporation or other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions that are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

At December 31, 2001, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 10 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank and the Corporation exceeded the required ratios for classification as "well capitalized."

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

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and to prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on the Corporation's earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on the Corporation's earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Proposed Legislation

From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate House of Representatives that would:

     --   Merge the BIF and the SAIF.
     -- Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.
     --   Increase deposit insurance coverage limits for municipal deposits.
     -- Double deposit insurance coverage limits for individual retirement accounts.
     -- Replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank's compliance with its CRA obligations is based a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted March 22, 1999, the Bank was rated satisfactory in complying with its CRA obligations.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, and NOW accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

     -- 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or
     --   a certain percentage of its FHLB advances or borrowings.

The Bank's required investment in FHLB stock, based on December 31, 2001 financial data, was approximately $928,000. At December 31, 2001, the Bank had $928,000 of FHLB stock.

The Gramm-Leach-Bliley Act made significant reforms to the FHLB system, including:

     -- Expanded Membership - (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and
          (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).
     -- New Capital Structure - each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 time the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including our FHLB of Pittsburgh, submitted capital plans for review and approval by the Federal Housing Finance Board.
     -- Voluntary Membership - federally chartered savings associations, such as the Bank, are no longer required to be members of the system.
     -- REFCorp Payments - changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

At this time it is not possible to predict the impact, if any, such changes or capital plans will have on our financial condition or results of operation

Item  2.  Description of Property

(a) Properties. The Corporation owns no real property but utilizes the main office of the Bank. The Corporation's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The Bank also owns a facility that houses its data processing operations. The Bank also has ten retail branch offices located in Venango, Butler, Clarion, Clearfield, Elk, and Jefferson counties, Pennsylvania. The Bank's total investment in office property and equipment was $6.5 million with a net book value of $3.4 million at December 31, 2001.



          Main Office                  Eau Claire Office              Clarion Office       Customer Service &
                                                                                           Technology Center
         ------------                 ------------------             ---------------      -------------------
612 Main Street                  207 South Washington Street     Sixth and Wood Streets
Emlenton, Pennsylvania           Eau Claire, Pennsylvania        Clarion, Pennsylvania     708 Main Street
Venango County                   Butler County                   Clarion County            Emlenton, Pennsylvania
                                                                                           Venango County

       East Brady Office                Bon Aire Office              Knox 338 Office      Brookville Office
       -----------------             ------------------             ----------------      -----------------
Broad and Brady Streets          1101 North Main Street          Rt. 338 South             263 Main Street
East Brady, Pennsylvania         Butler, Pennsylvania            Knox, Pennsylvania        Brookville, Pennsylvania
Clarion County                   Butler County                   Clarion County            Jefferson County

      Clarion Mall Office                Ridgway Office               DuBois Office
      -------------------            ------------------             ---------------
Clarion Mall, Room 400           173 Main Street                 861 Beaver Drive
Clarion, Pennsylvania            Ridgway, Pennsylvania           DuBois, Pennsylvania
Clarion County                   Elk County                      Clearfield County


All offices are owned by the Bank, except for the Bon Aire, Knox 338, Clarion Mall and DuBois offices, which are leased. The Bon Aire office is a unit in the Bon Aire Plaza operated under a 9-year lease commencing in 2001 with an option to renew. The Knox 338 office is located in a supermarket and is operated under a 10-year lease commencing in 2001 with an option to renew. The Clarion Mall office is leased for 5 years commencing in 1998 with two (2) options to renew. The DuBois office is operated under a 5-year lease commencing in 2000, with three (3) options to renew. The Bank also maintains remote ATM facilities within its market area.

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

Neither the Bank nor the Corporation is involved in any material legal proceedings. The Bank, from time to time, is party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Corporation.

Item  4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2001.

PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters

The information contained under the section captioned "Common Stock Information" in the Corporation's Annual Report for the fiscal year ended December 31, 2001, is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item  7.  Financial Statements

The Corporation's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective March 21, 2002, the Corporation replaced its independent auditors, S.R. Snodgrass, A.C. (S.R. Snodgrass) with Crowe, Chizek and Company LLP (Crowe Chizek). S.R. Snodgrass' report on the Corporation's financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation's Audit Committee. During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Corporation and S.R. Snodgrass. On any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of S.R. Snodgrass, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-B occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to the date hereof.

Effective March 21, 2002, the Corporation engaged Crowe Chizek as its independent auditors for the fiscal year ending December 31, 2002. During the last two fiscal years and the subsequent interim period to the date hereof, the Corporation did not consult the Corporation regarding any of the matters or events set forth in Item 304(a)(2)(v) and (ii) of Regulation S-B.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" is incorporated by reference to the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on May 21, 2002 (the Proxy Statement) which will be filed no later than 120 days following the Corporation's fiscal year end.

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

         (c)      Changes in Control

                  Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned "Information as to Nominees, Directors and Executive Officers" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

                   3.1     Articles of Incorporation Emclaire Financial Corp. *

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

                  13 Annual Report to Stockholders for the fiscal year ended December 31, 2001.

                  21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

                  99.1 Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan.

(b)      Reports on Form 8-K.

         None.


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

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 25, 2002     By:   /s/ David L. Cox
                           -----------------------------------------------------
                           David L. Cox
                           President, Chief Executive Officer, and Director
                           (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/ David L. Cox                                       By:  /s/ William C. Marsh
      -----------------------------------------------              ------------------------------------------------
      David L. Cox                                                 William C. Marsh
      President, Chief Executive Officer, and Director             Secretary/Treasurer
      (Principal Executive Officer)                                (Principal Financial and Accounting Officer)

Date: March 25, 2002                                          Date: March 25, 2002

By:    /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
      -----------------------------------------------              ------------------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 25, 2002                                          Date: March 25, 2002


By:    /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
      -----------------------------------------------              ------------------------------------------------
      Bernadette H. Crooks                                         George W. Freeman
      Director                                                     Director

Date: March 25, 2002                                          Date: March 25, 2002


By:    /s/ Rodney C. Heeter                                   By:   /s/ Robert L. Hunter
      -----------------------------------------------              ------------------------------------------------
      Rodney C. Heeter                                             Robert L. Hunter
      Director                                                     Director

Date: March 25, 2002                                          Date: March 25, 2002


By:    /s/ J. Michael King                                    By:  /s/ John B. Mason
      -----------------------------------------------              ------------------------------------------------
      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 25, 2002                                          Date: March 25, 2002


By:    Elizabeth C. Smith
      -----------------------------------------------
      Elizabeth C. Smith
      Director

Date:  March 25, 2002