Form 10QSB
period 2002-03-31
EMCLAIRE FINANCIAL CORP
filed 2002-05-10
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For Quarter Ended: March 31, 2002
                                          --------------

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number:  000-18464
                         ---------


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                  25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)



                       612 Main Street, Emlenton, PA 16373
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

 Yes           No
     ------       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer's common stock outstanding as of May 6, 2002:

Common Stock, $1.25 par value                        1,332,835
-----------------------------                        ---------
          (Class)                                  (Outstanding)

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2002 (Unaudited) and December 31, 2001            1

           Consolidated Income Statements for the three months
           ended March 31, 2002 and 2001 (Unaudited)                   2

           Consolidated Statement of Changes in Stockholders' Equity
           for the three months ended March 31, 2002 (Unaudited)       3

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and 2001 (Unaudited)            4

           Notes to Consolidated Financial Statements                  5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations            8



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                          14

Item 2.    Changes in Securities                                      14

Item 3.    Defaults Upon Senior Securities                            14

Item 4.    Submission of Matters to a Vote of Security Holders        14

Item 5.    Other Information                                          14

Item 6.    Exhibits and Reports on Form 8-K                           14

           Signatures                                                 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2002 (Unaudited) and December 31, 2001
                (Dollar amounts in thousands, except share data)





                                                               March 31,     December 31,
                                                                  2002           2001
                                                              (unaudited)
                          Assets                               ---------     ----------

Cash and due from banks                                        $   5,938      $   7,127
Interest-earning deposits in banks                                 3,993            620
Federal funds sold                                                     -          1,410
Securities available for sale; cost of $37,387 and $38,132        37,847         38,695
Securities held to maturity; fair value of $60 and $61                60             60
Loans receivable, net of allowance for loan losses of
 $1,402 and $1,464                                               164,399        160,540
Federal bank stocks, at cost                                       1,261          1,261
Accrued interest receivable                                        1,305          1,251
Premises and equipment                                             3,418          3,388
Intangible assets                                                  1,688          1,737
Prepaid expenses and other assets                                    633            628
                                                               ---------      ---------
  Total assets                                                 $ 220,542      $ 216,717
                                                               =========      =========

          Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                                     $ 192,944      $ 189,470
  Borrowed funds                                                   5,000          5,000
  Accrued interest payable                                           462            480
  Accrued expenses and other liabilities                             864            656
                                                               ---------      ---------
    Total liabilities                                            199,270        195,606
                                                               ---------      ---------
Stockholders' Equity:
  Preferred stock, $1.00 par value, 3,000,000 shares authorized;
    none issued                                                        -              -
  Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued; 1,332,835 shares outstanding          1,745          1,745
  Additional paid-in capital                                      10,871         10,871
  Treasury stock, at cost; 63,017 shares                            (971)          (971)
  Retained earnings                                                9,324          9,094
  Accumulated other comprehensive income                             303            372
                                                               ---------      ---------
    Total stockholders' equity                                    21,272         21,111

      Total liabilities and stockholders' equity               $ 220,542      $ 216,717
                                                               =========      =========

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                         Consolidated Income Statements
         For the three months ended March 31, 2002 and 2001 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              2002         2001
                                            --------     -------

Interest and
 dividend income:
  Loans receivable                         $  3,143     $  3,174
  Securities:
    Taxable                                     369          292
  Exempt from federal income tax                141           82
  Federal bank stocks                            15           17
  Deposits with banks and federal funds sold     13           83
                                            --------     --------
    Total interest income                     3,681        3,648
                                            --------     --------

Interest expense:
  Deposits                                    1,228        1,561
  Borrowed funds                                 60           29
                                            --------     --------
    Total interest expense                    1,288        1,590
                                            --------     --------

Net interest income                           2,393        2,058
  Provision for loan losses                     111           46
                                            --------     --------

Net interest income after provision
 for loan losses                              2,282        2,012
                                            --------     --------
Noninterest income:
  Service fees                                  230          213
  Other                                          67           96
                                            --------     --------
   Total noninterest income                     297          309
                                            --------     --------

Noninterest expense:
  Compensation and employee benefits          1,014          946
  Premises and equipment, net                   289          283
  Intangible amortization expense                49           69
  Other                                         563          465
                                            --------     --------
    Total noninterest expense                 1,915        1,763
                                            --------     --------

Net income before provision for income taxes    664          558
  Provision for income taxes                    181          167
                                            --------     --------
Net income                                  $   483      $   391
                                            ========     ========

  Net income per share                      $  0.36      $  0.29
  Dividends per share                       $  0.19      $  0.17

  Average common shares outstanding       1,332,835    1,332,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
              For the three months ended March 31, 2002 (Unaudited)
                          (Dollar amounts in thousands)


                                                                       Accumulated
                                       Additional                        Other          Total
                                Common  Paid-in  Treasury  Retained   Comprehensive  Stockholders'
                                Stock   Capital   Stock    Earnings    Income (Loss)   Equity
                               -------- -------- -------- ---------  --------------  ------------

Balance at December 31, 2001   $ 1,745  $10,871  $  (971)  $ 9,094     $ 372         $ 21,111

Comprehensive income:
  Net income                         -        -        -       483        -               483
  Change in net unrealized
   gain on securities
   available for sale, net of
   taxes of $37                      -        -        -         -      (69)              (69)
                               -------  -------  -------   -------   ------          --------
Comprehensive income                 -        -        -       483      (69)              414
                                                                                     --------

Dividends paid                       -        -        -      (253)       -              (253)
                               -------  -------  -------   -------   ------          --------

Balance at March 31, 2002      $ 1,745  $10,871  $  (971)  $ 9,324   $  303          $ 21,272
                               =======  =======  =======   =======   ======          ========


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
         For the three months ended March 31, 2002 and 2001 (Unaudited)
                          (Dollar amounts in thousands)




                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                         2002             2001
                                                                     --------------   --------------

Operating activities:
   Net income                                                                $ 483            $ 391
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization for premises and equipment                119              220
       Provision for loan losses                                               111               46
       Amortization of premiums and accretion of discounts, net                 18                3
       Amortization of intangible assets                                        49               69
       Decrease (increase) in accrued interest receivable                      (54)            (140)
       Decrease (increase) in prepaid expenses and other assets                 (5)             237
       Increase (decrease) in accrued interest payable                         (18)              85
       Increase (decrease) in accrued expenses and other liabilities           208             (211)
       Other                                                                    25                -
                                                                     --------------   --------------
     Net cash provided by operating activities                                 936              700
                                                                     --------------   --------------

Lending and Investing Activities:
   Loan originations                                                       (18,547)         (15,458)
   Purchases of securities available for sale                               (3,239)          (2,474)
   Principal repayments of loans receivable                                 14,577           15,729
   Repayments, maturities and calls of securities available for sale         3,975            2,251
   Principal repayments of securities held to maturity                           -                2
   Purchases of premises and equipment                                        (149)             (64)
                                                                     --------------   --------------
     Net cash used in lending and investing activities                      (3,383)             (14)
                                                                     --------------   --------------

Deposit and Financing Activities:
   Net increase in deposits                                                  3,474            5,303
   Dividends paid                                                             (253)            (226)
                                                                     --------------   --------------
     Net cash provided by deposit and  financing activities                  3,221            5,077
                                                                     --------------   --------------

Net increase (decrease) in cash equivalents                                    774            5,763
Cash equivalents at beginning of period                                      9,157            8,510
                                                                     --------------   --------------
Cash equivalents at end of period                                          $ 9,931         $ 14,273
                                                                     ==============   ==============

Supplemental information:

   Interest paid                                                           $ 1,306          $ 1,617
   Income taxes paid                                                            50               40

See accompanying notes to consolidated financial statements.


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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-QSB and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001, as contained in the Corporation's 2001 Annual Report to Stockholders.

The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year's financial statement presentation.

2. Securities

The following table summarizes the Corporation's securities as of the respective dates:


--------------------------------------------------------------------------------------------

(In thousands)                                 Amortized   Unrealized   Unrealized   Fair
                                                 cost         gains       losses     value
--------------------------------------------------------------------------------------------

Available for sale:
    March 31, 2002:
       U.S. Government securities             $  12,979    $     310    $  (21)     $ 13,268
       Municipal securities                      11,205           42      (277)       10,970
       Corporate securities                      12,232          120      (102)       12,250
       Equity securities                            971          388         -         1,359
                                              ---------    ---------    ------      --------
                                              $  37,387    $     860    $ (400)     $ 37,847
                                              =========    =========    ======      ========
    December 31, 2001:
       U.S. Government securities             $  12,978    $     441    $  (14)     $ 13,405
       Municipal securities                      11,919           24      (176)       11,767
       Corporate securities                      12,264          157      (115)       12,306
       Equity securities                            971          246           -       1,217
                                              ---------    ---------    ------      --------
                                              $  38,132    $     868    $ (305)     $ 38,695
                                              =========    =========    ======      ========
Held to maturity:
    March 31, 2002:
       Mortgage-backed securities             $      60    $       -    $    -      $     60
                                              ---------    ---------    ------      --------
                                              $      60    $       -    $    -      $     60
                                              =========    =========    ======      ========
    December 31, 2001:
       Mortgage-backed securities             $      60    $       1    $    -      $     61
                                              ---------    ---------    ------      --------
                                              $      60    $       1    $    -      $     61
                                              =========    =========    ======      ========

3. Loans Receivable

The Corporation's loans receivable as of the respective dates are summarized as follows:


                                            March 31,            December 31,
(In thousands)                               2002                   2001
-----------------------------------------------------------------------------

Mortgage loans:
  Residential first mortgage             $   84,456            $   84,974
  Home equity                                16,122                15,445
  Commercial real estate                     29,965                26,470
                                         ----------            ----------
                                            130,543               126,889
Other loans:
  Consumer                                   13,358                16,141
  Commercial business                        21,900                18,974
                                         ----------            ----------
                                             35,258                35,115
                                         ----------            ----------

Total gross loans                           165,801               162,004

Less allowance for loan losses                1,402                 1,464
                                         ----------            ----------
                                         $  164,399            $  160,540
                                         ==========            ==========


4. Deposits

The Corporation's deposits as of the respective dates are summarized as follows:




(Dollar amounts in thousands)          March 31, 2002             December 31, 2001
                                ------------------------      ------------------------
                                 Weighted                      Weighted
                                  average                       average
Type of accounts                   rate     Amount      %        rate    Amount      %
---------------------------------------------------------------------------------------

Noninterest-bearing deposits          -   $ 31,226     16.2%       -   $ 29,237    15.4%
Interest-bearing demand deposits   1.09%    70,994     36.8%    1.32%    69,665    36.8%
Time deposits                      4.57%    90,724     47.0%    4.83%    90,568    47.8%
                                          --------  --------           --------   -----

                                   2.55%  $192,944    100.0%    2.79%  $189,470   100.0%
                                          ========  ========           ========   =====



5. Net Income Per Share

The Corporation maintains a simple capital structure with no common stock equivalents. As such earnings per share computations are based on the weighted average number of common shares outstanding for the respective reporting periods.

6. Comprehensive Income

Total comprehensive income was comprised of the following for the three-month periods ended March 31:


                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
In thousands                                               2002        2001
-------------------------------------------------------------------------------

Net income                                                $ 483       $ 391
Change in net unrealized gain on securities available
   for sale, net of taxes of $37 and $111                   (69)       (137)
                                                         ---------- -----------

Comprehensive income                                      $ 414       $ 254
                                                         ========== ===========

7. Goodwill

On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. However, this statement did not amend SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which requires recognition and amortization of unidentified assets relating to the acquisitions of certain financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of SFAS No. 72 and a final determination as to the treatment of goodwill associated with SFAS No. 72 acquisitions should be derived by the end of 2002.

Had SFAS No. 142 been in effect for all periods presented, previously reported net income and net income per share would have been as follows:


                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
In thousands, except per share data                 2002        2001
------------------------------------------------------------------------

Net income:

   Reported net income                                $ 483       $ 391
   Add back goodwill amortization                         -          20
                                                  ---------- -----------

   Adjusted net income                                $ 483       $ 411
                                                  ========== ===========

Net income per share:

   Reported net income per share                     $ 0.36      $ 0.29
   Add back goodwill amortization                         -        0.02
                                                  ---------- -----------

   Adjusted net income per share                     $ 0.36      $ 0.31
                                                  ========== ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three month period ended March 31, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

Discussions of certain matters in this Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", " forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased by $3.8 million or 1.8% to $220.5 million at March 31, 2002 from $216.7 million at December 31, 2001. This net increase was primarily the result of increases in cash equivalents and loans receivable of $774,000 and $3.9 million, respectively, partially offset by a decrease in securities of $848,000. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $3.7 million or 1.9% and $161,000 or 1.0%, respectively. The increase in total liabilities was primarily the result of an increase in deposits of $3.5 million or 1.8%. The increase in stockholders' equity was primarily the result of an increase in retained earnings of $230,000; partially offset by a decrease in accumulated other comprehensive income of $69,000.

Cash equivalents. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $774,000 or 8.5% to $9.9 million at March 31, 2002 from $9.2 million at December 31, 2001. The net increase between March 31, 2002 and December 31, 2001 can be attributed primarily to the increase in the Corporation's deposits and maturities of securities, partially offset by net loan originations.

Securities. The Corporation's securities portfolio decreased $848,000 or 2.2% to $37.9 million at March 31, 2002 from $38.7 million at December 31, 2001. This net decrease was primarily the result of security maturities of $4.0 million, during the three months ended March 31, 2002. Partially offsetting these maturities were security purchases of $3.2 million, during the period.

Loans receivable. Net loans receivable increased $3.9 million or 2.4% to $164.4 million at March 31, 2002 from $160.5 million at December 31, 2001. This increase was comprised of an increase in mortgage loans of $3.7 million or 2.9% and other loans of $143,000 during the three months ended March 31, 2002. This overall increase in loans receivable can be attributed primarily to higher customer demand for loans in the current lower interest rate environment as well as the introduction of new consumer mortgage loan products.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.0 million or 0.50% and $1.3 million or 0.59% of total assets at March 31, 2002 and December 31, 2001, respectively.

Deposits. Total deposits increased $3.5 million or 1.8% to $192.9 million at March 31, 2002 from $189.5 million at December 31, 2001. This increase was comprised of increases in noninterest bearing, interest bearing and time deposits of $2.0 million, $1.3 million and $156,000, respectively. The general increase in deposits during the period can be attributed primarily to: (1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the Corporation's development and promotion of new depository products including money market accounts and special certificate of deposit programs, among other initiatives.

Stockholders' equity. Stockholders' equity increased $161,000 or 1.0% to $21.3 million at March 31, 2002 from $21.1 million at December 31, 2001. This increase was principally the result of an increase in retained earnings of $230,000, comprised of net income of $483,000 offset by dividends paid of $253,000, and a decrease in accumulated other comprehensive income of $69,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended March 31, 2002 and 2001

General. The Corporation reported net income of $483,000 and $391,000 for the three months ended March 31, 2002 and 2001, respectively. The $92,000 or 23.5% increase in net income for the three months ended March 31, 2002, as compared to the three months ended March 31, 2002, was attributable to an increase in net interest income of $335,000, partially offset by a decrease in noninterest income of $12,000 and increases in the provision for loan losses, noninterest expense and the provision for income taxes of $65,000, $152,000 and $14,000, respectively.

During 2001, the Corporation and the nation experienced a historically dramatic drop in national market interest rates with the federal funds discount rate decreasing 375 basis points to 1.75% in December 2001 from 5.50% in January 2001. Over the same period, the national prime-lending rate has declined similarly from 9.50% to 4.75%. The prime rate and short-term interest rates have remained relatively consistent during the three months ended March 31, 2002.

As outlined in detail below, this declining rate environment has resulted in a significant repricing of the Corporation's loan products, reducing the yield of the Corporation's interest-earning assets as new loan production and refinancing of existing loans during 2001 and early 2002 has resulted in lower yielding assets. Because the Corporation's time deposit products don't afford a call feature, the cost of funds during 2001, did not decrease as quickly as the yield on interest-earning assets, however, such repricing of deposits is expected to approach that of interest-earning assets, particularly as the current lower interest rate environment continues. The Corporation continues to evaluate the pricing of interest-bearing demand deposits (checking, savings and money market products) in light of the current rate environment and will adjust pricing to reflect current market conditions. Specifically, the Corporation has seen in recent months and expects to see a decrease in the cost of time deposits as approximately $39.1 million of these deposits are expected to mature and reprice within the next year. The Corporation does not expect a significant decrease in deposit balances as this repricing occurs. And the repricing of these time deposits could result in a lower cost of funds and a more stabilized or higher interest rate spread especially if the current lower rate environment persists.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.

Emclaire Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition - Average Balance and Interest Rate Analysis

-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   Three months ended March 31,

                                                           2002                                       2001
                                           ----------------------------------------  ------------------------------------
                                              Average                   Yield /       Average                   Yield /
                                              Balance     Interest        Rate        Balance      Interest      Rate
-------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
   Loans                                  $ 163,944          $ 3,143         7.77%    $ 152,048       $ 3,174      8.47%

   Securities, taxable                       27,882              369         5.37%       18,557           292      6.38%
   Securities, tax exempt                    11,685              205         7.11%        6,994           119      6.90%
                                           ---------     ------------ -------------  ----------- ------------- ----------
                                             39,567              574         5.88%       25,551           411      6.52%
                                           ---------     ------------ -------------  ----------- ------------- ----------

   Interest-earning cash equivalents          3,281               13         1.61%        6,188            83      5.44%
   Federal bank stocks                        1,261               15         4.82%        1,239            17      5.56%
                                           ---------     ------------ -------------  ----------- ------------- ----------
                                              4,542               28         2.50%        7,427           100      5.46%
                                           ---------     ------------ -------------  ----------- ------------- ----------

   Total interest-earning assets            208,053            3,745         7.30%      185,026         3,685      8.08%
      Cash and due from banks                 4,536                                       6,125
      Other noninterest-earning assets        5,504                                       6,006
                                           ---------     ------------ -------------  ----------- ------------- ----------

      Total assets                         $ 218,093         $ 3,745         6.96%    $ 197,157       $ 3,685      7.58%
                                           =========     ============ =============  =========== ============= ==========

Interest-bearing liabilities:
   Interest-bearing demand deposits        $ 70,220            $ 203         1.17%     $ 63,163         $ 392      2.52%
   Time deposits                             90,169            1,025         4.61%       82,769         1,169      5.73%
                                           ---------     ------------ -------------  ----------- ------------- ----------
                                            160,389            1,228         3.11%      145,932         1,561      4.34%
                                           ---------     ------------ -------------  ----------- ------------- ----------

   Borrowed funds, term                       5,000               59         4.79%        2,000            29      5.88%
   Borrowed funds, overnight                    145                1         2.80%            -             -      0.00%
                                           ---------     ------------ -------------  ----------- ------------- ----------
                                              5,145               60         4.73%        2,000            29      5.88%
                                           ---------     ------------ -------------  ----------- ------------- ----------

   Total interest-bearing liabilities       165,534            1,288         3.16%      147,932         1,590      4.36%
      Noninterest-bearing demand deposits    29,050                -             -       27,755                        -
                                           ---------     ------------ -------------  ----------- ------------- ----------

     Funding and cost of funds              194,584            1,288         2.68%      175,687         1,590      3.67%
      Other noninterest-bearing liabilities   2,091                                       1,134
                                           ---------                                 -----------

      Total liabilities                     196,675                                     176,821
      Stockholders' equity                   21,418                                      20,336
                                           ---------     ------------ -------------  ----------- ------------- ----------

      Total liabilities and stockholders'
        equity                            $ 218,093          $ 1,288         2.40%    $ 197,157       $ 1,590      3.27%
                                           =========     ============ =============  =========== ============= ==========

Net interest income                                          $ 2,457                                  $ 2,095
                                                         ============                            =============

Interest rate spread (difference between                                     4.14%                                 3.72%
                                                                      =============                            ==========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                            4.79%                                 4.59%
                                                                      =============                            ==========
   income as a percentage of average
   interest-earning assets)


Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Corporation's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior year volume), changes in volume (changes in volume multiplied by prior year rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on loans and securities reflect the changes in interest income on a fully tax equivalent basis.


 (In thousands)                            Three months ended March 31,
                                                2002 versus 2001
                                            Increase (decrease) due to
                                           ----------------------------
                                             Volume   Rate      Total
-----------------------------------------------------------------------
 Interest income:
    Loans                                     $ 238   $ (269) $ (31)
    Securities                                  207      (44)   163
    Federal bank stocks                           -       (2)    (2)
    Deposits with banks and federal funds sold  (28)     (42)   (70)
                                               -----   -----   -----

    Total interest-earning assets               417    (357)     60
                                               -----   -----   -----

 Interest expense:
    Deposits                                    143    (476)   (333)
    Borrowed funds                               37      (6)     31
                                               -----   -----   -----

    Total interest-bearing liabilities          180    (482)   (302)
                                               -----   -----   -----

 Net interest income                          $ 237   $ 125   $ 362
                                               =====   =====   =====


Net interest income. Net interest income on a tax equivalent basis increased $362,000 or 17.3% to $2.5 million for the three months ended March 31, 2002, compared to $2.1 million for the same period in the prior year. This increase can be attributed to an increase in interest income of $60,000 and a decrease in interest expense of $302,000.

Aside from changes in the volume and rates of interest-earning assets and interest-bearing liabilities discussed herein, $93,000 of the increase in net interest income between the periods can be attributed to the payoff of a previously non-performing commercial real estate loan in March 2002 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and therefore interest collected was appropriately recorded as loan interest income during the current period.

Interest income. Interest income on a tax equivalent basis increased $60,000 to $3.75 million for the three months ended March 31, 2002, compared to $3.69 million for the same period in the prior year. This net increase in interest income can be attributed to the aforementioned $93,000 collection and recognition of interest on a non-performing commercial real estate loan.

Also contributing to the increase in net interest income was an increase in average interest-earning assets of $23.0 million or 12.4% to $208.1 million for the three months ended March 31, 2002, compared to $185.0 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and average securities of $11.9 million and $14.1 million, respectively, partially offset by a decrease in interest-earning cash equivalents of $2.9 million. Average loans receivable increased to $163.9 million and average securities increased to $39.6 million during the three months ended March 31, 2002, compared to $152.0 million and $25.6 million, respectively, during the same period in the prior year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 78 basis points to 7.30% for the three months ended March 31, 2002, compared to 8.08% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 7.77%, 5.88% and 1.61%, respectively, during the three months ended March 31, 2002, compared to 8.47%, 6.52%, and 5.44%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $302,000 or 19.0% to $1.3 million for the three months ended March 31, 2002, compared to $1.6 million for the same period in the prior year. This decrease in interest expense can be attributed to a 120 basis point decline in the interest rate on average interest-bearing liabilities to 3.16% during the three months ended March 31, 2002, compared to 4.36% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 3.11% and 4.73%, respectively, during the three months ended March 31, 2002, compared to 4.34% and 5.88%, respectively, for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities as average interest-bearing deposits and borrowed funds increased to $160.4 million and $5.0 million, respectively, during the three months ended March 31, 2002, compared to $145.9 million and $2.0 million, respectively, during the same period in the prior year.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

The $65,000 increase in the Corporation's provision for loans losses between the three-month periods ended March 31, 2002 and 2001 was primarily the result of continued loan portfolio growth.

Noninterest income. Noninterest income, comprised primarily of fees on depository accounts, general transactional income, certain loan transaction costs and other miscellaneous income, remained relatively stable between the three months ended March 31, 2002 and the same period in the prior year. Noninterest income was $297,000 during the first quarter of this year as financial services, transactional deposit and loan activity remained relatively consistent between the two quarterly periods.

Noninterest expense. Noninterest expense increased $152,000 or 8.6% to $1.9 million during the three months ended March 31, 2002, compared to $1.8 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other expenses of $68,000, $6,000 and $98,000, respectively, partially offset by a decrease in intangible amortization expense of $20,000.

Compensation and employee benefits expense increased $68,000 or 7.2% to $1.0 million during the three months ended March 31, 2002, compared to $946,000 for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Other noninterest expense increased $98,000 or 21.0% to $563,000 during the three months ended March 31, 2002, compared to $465,000 for the same period in the prior year. This increase can primarily be attributed to increased professional fee and telephone cost expenses between the two periods.

Provision for income taxes. The provision for income taxes increased $14,000 or 8.4% to $181,000 for the three months ended March 31, 2002, compared to $167,000 for the same period in the prior year. This increase is a direct result of the increase in net income before taxes between the two periods, partially offset by a decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2002, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $14.7 million, and standby letters of credit totaling $732,000.

At March 31, 2002, time deposits amounted to $90.7 million or 47.0% of the Corporation's total consolidated deposits, including approximately $39.1 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2002, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $93.0 million.

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

None.

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          None.

(b)       Reports on Form 8-K

          On March 21, 2002, the Corporation filed a Current Report on Form 8-K disclosing that it had terminated its engagement with S.R. Snodgrass, A.C. as its independent auditors and that Crowe, Chizek and Company LLP had been retained as independent auditors for the fiscal year ended December 31, 2002.

          On April 2, 2002 and April 3, 2002, the Corporation filed Current Reports on Form 8-K/A to amend the Form 8-K filed on March 21, 2002, to include Exhibit 16.1, Letter of S.R. Snodgrass, A.C. re: Change in Certified Public Accountants, and to clarify certain other matters.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  May 10, 2002                       By:       /s/ David L. Cox
                                          -------------------------------------
                                          David L. Cox
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Date:  May 10, 2002                       By:      /s/ William C. Marsh
                                          -------------------------------------
                                          William C. Marsh
                                          Treasurer/Secretary
                                          (Principal Financial and
                                          Accounting Officer)