Form 10QSB
period 2002-07-31
EMCLAIRE FINANCIAL CORP
filed 2002-08-13
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2002
                                           -------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ______________ to ______________

             Commission File Number: 000-18464


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.   Yes          No
                                                     ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares of issuer's common stock outstanding as of July 31, 2002:

Common Stock, $1.25 par value                                     1,332,835
-----------------------------                                     ---------
       (Class)                                                   (Outstanding)
-----------------------------

 Transitional Small Business Disclosure Format (Check one):      Yes    X  No
                                                             ----      -----

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of
              June 30, 2002 (Unaudited) and December 31, 2001..................1

              Consolidated Income Statements for the three and six
              months ended June 30, 2002 and 2001 (Unaudited)..................2

              Consolidated Statement of Changes in Stockholders'
              Equity for the six months ended June 30, 2002 (Unaudited)........3

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 2002 and 2001 (Unaudited)..................4

              Notes to Consolidated Financial Statements.......................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.................8



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................17

Item 2.       Changes in Securities...........................................17

Item 3.       Defaults Upon Senior Securities.................................17

Item 4.       Submission of Matters to a Vote of Security Holders.............17

Item 5.       Other Information...............................................17

Item 6.       Exhibits and Reports on Form 8-K................................17

              Signatures......................................................18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
              As of June 30, 2002 (Unaudited) and December 31, 2001
                (Dollar amounts in thousands, except share data)

                                                      June 30,   December 31,
                                                       2002        2001
                                                    (unaudited)
                                                    ------------ -----------

                     Assets

Cash and due from banks                                $ 7,254     $ 7,127
Interest-earning deposits in banks                         450         620
Federal funds sold                                       5,090       1,410
                                                    -----------  ----------
    Cash and cash equivalents                           12,794       9,157
Securities available for sale                           39,336      38,695
Securities held to maturity; fair value of $51 and $61      50          60
Loans receivable held for sale                           1,284           -
Loans receivable, net of allowance for loan losses of
 $1,424 and $1,464                                     165,741    1160,540
Federal bank stocks, at cost                             1,338       1,261
Accrued interest receivable                              1,321       1,251
Premises and equipment                                   3,373       3,388
Intangible assets                                        1,639       1,737
Prepaid expenses and other assets                          697         628
                                                    -----------  ----------

       Total assets                                  $ 227,573   $ 216,717
                                                    ===========  ==========

      Liabilities and Stockholders' Equity

Liabilities:
   Deposits                                          $ 199,199   $ 189,470
   Borrowed funds                                        5,000       5,000
   Accrued interest payable                                477         480
   Accrued expenses and other liabilities                  834         656
                                                    -----------  ----------

      Total liabilities                                205,510     195,606
                                                    -----------  ----------

Stockholders' Equity:
   Preferred stock, $1.00 par value, 3,000,000 shares authorized;
    none issued                                              -           -
   Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued and 1,332,835 shares
    outstanding                                          1,745       1,745
   Additional paid-in capital                           10,871      10,871
   Treasury stock, at cost; 63,017 shares                 (971)       (971)
   Retained earnings                                     9,602       9,094
   Accumulated other comprehensive income                  816         372
                                                    -----------  ----------

      Total stockholders' equity                        22,063      21,111
                                                    -----------  ----------

       Total liabilities and stockholders' equity    $ 227,573   $ 216,717
                                                    ===========  ==========


See accompanying notes to consolidated financial statements.


                     Emclaire Financial Corp. and Subsidiary
                       Consolidated Income Statements For
              the three and six months ended June 30, 2002 and 2001
                                   (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                            Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                        -------------------------  --------------------------
                                                           2002         2001          2002          2001
                                                        -----------  ------------  ------------  ------------




Interest and dividend income:
   Loans receivable                                        $ 3,104       $ 3,150       $ 6,247       $ 6,324
   Securities:
       Taxable                                                 382           299           751           593
       Exempt from federal income tax                          138            92           279           174
   Federal bank stocks                                          13            26            28            41
   Deposits with banks and federal funds sold                   18            89            31           172
                                                        -----------  ------------  ------------  ------------
     Total interest income                                   3,655         3,656         7,336         7,304
                                                        -----------  ------------  ------------  ------------

Interest expense:
   Deposits                                                  1,233         1,571         2,461         3,132
   Borrowed funds                                               57             3           117            32
                                                        -----------  ------------  ------------  ------------
     Total interest expense                                  1,290         1,574         2,578         3,164
                                                        -----------  ------------  ------------  ------------

Net interest income                                          2,365         2,082         4,758         4,140
   Provision for loan losses                                    90            36           201            82
                                                        -----------  ------------  ------------  ------------

Net interest income after provision for loan losses          2,275         2,046         4,557         4,058
                                                        -----------  ------------  ------------  ------------

Noninterest income:
   Service fees                                                232           247           462           460
   Other                                                       111            97           177           193
                                                        -----------  ------------  ------------  ------------
     Total noninterest income                                  342           344           639           653
                                                        -----------  ------------  ------------  ------------

Noninterest expense:
   Compensation and employee benefits                          985           952         1,999         1,898
   Premises and equipment, net                                 299           268           588           555
   Intangible amortization expense                              49            69            98           138
   Other                                                       535           504         1,098           965
                                                        -----------  ------------  ------------  ------------
     Total noninterest expense                               1,868         1,793         3,783         3,556
                                                        -----------  ------------  ------------  ------------

Net income before provision for income taxes                   749           597         1,413         1,155
   Provision for income taxes                                  219           176           400           343
                                                        -----------  ------------  ------------  ------------

Net income                                                   $ 530         $ 421       $ 1,013         $ 812
                                                        ===========  ============  ============  ============

    Net income per share                                    $ 0.40        $ 0.32        $ 0.76        $ 0.61
    Dividends per share                                     $ 0.19        $ 0.17        $ 0.38        $ 0.34

   Weighted average common shares outstanding            1,332,835     1,332,835     1,332,835     1,332,835



See accompanying notes to consolidated financial statements.


                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
               For the six months ended June 30, 2002 (Unaudited)
                          (Dollar amounts in thousands)


                                                                    Accumulated
                                       Additional                    Other            Total
                                Common  Paid-in  Treasury  Retained  Comprehensive  Stockholders'
                                Stock   Capital   Stock    Earnings  Income (Loss)     Equity
                               -------- -------- --------  --------- -------------   ---------

Balance at December 31, 2001   $ 1,745   $10,871   $ (971)  $ 9,094    $ 372          $ 21,111

Comprehensive income:
   Net income                        -         -        -     1,013        -             1,013
   Change in net unrealized gain on
    securities available for sale, net of
    taxes of $229                    -         -        -         -      444               444
                                                                                     ---------
Comprehensive income                                                                     1,457
                                                                                     ---------

Dividends paid                       -         -        -      (505)       -             (505)
                               -------- --------   ------- ---------   ------        ---------

Balance at June 30, 2002       $ 1,745   $10,871   $ (971)  $ 9,602    $ 816         $ 22,063
                               ======== ========  ======== ========   ========       =========

See accompanying notes to consolidated financial statements.


                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
           For the six months ended June 30, 2002 and 2001 (Unaudited)
                          (Dollar amounts in thousands)

                                                 For the Six Months Ended
                                                      June 30,
                                                 ------------------------
                                                       2002         2001
                                                  ------------  ----------



Operating activities:
   Net income                                        $ 1,013        $ 812
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization for premises and
      equipment                                          241          435
      Provision for loan losses                          201           82
      Amortization of premiums and accretion of
      discounts, net                                      119          22
      Net change in loans held for sale               (1,284)           -
      Amortization of intangible assets                   98          138
      Decrease (increase) in accrued interest receivable (70)          81
      Decrease (increase) in prepaid expenses and other
       assets                                            (69)          (2)
      Increase (decrease) in accrued interest payable     (3)         (25)
      Increase (decrease) in accrued expenses and other
       liabilities                                       l178          (4)
      Other                                              (219)       (238)
                                                   ----------  -----------

    Net cash provided by operating activities            205        1,301
                                                   ----------  -----------

Lending and Investing Activities:
   Loan originations                                 (32,721)     (26,005)
   Purchases of securities available for sale        (12,706)      (4,049)
   Purchases of Federal bank stocks                      (77)         (22)
   Principal repayments of loans receivable           27,248       23,777
   Repayments, maturities and calls of securities
    available for sale                                12,680        3,951
   Principal repayments of securities held to maturity    10            3
   Purchases of premises and equipment                  (226)         (92)
                                                   ----------  -----------
    Net cash used in lending and investing activities (5,792)      (2,437)
                                                   ----------  -----------

Deposit and Financing Activities:
   Net increase in deposits                            9,729        9,435
   Net increase (decrease) in borrowed funds               -       (2,000)
   Dividends paid                                       (505)        (453)
                                                   ----------  -----------
    Net cash provided by deposit and financing
     activities                                        9,224        6,982
                                                   ----------  -----------

Net increase in cash equivalents                       3,637        5,846
Cash equivalents at beginning of period                9,157        8,510
                                                   ----------  -----------
Cash equivalents at end of period                   $ 12,794     $ 14,356
                                                   ==========  ===========

Supplemental information:

   Interest paid                                     $ 2,581      $ 3,139
   Income taxes paid                                     245          447

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), a national banking association. The consolidated financial statements contained herein include the accounts of the Corporation and the Bank. All inter-company amounts have been eliminated.

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets. The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year's financial statement presentation.

2.       Securities

         The following table summarizes the Corporation's securities as of the respective dates:


(In thousands)                    Amortized  Unrealized  Unrealized    Fair
                                   cost      gains        losses      value
----------------------------------------------------------------------------

Available for sale:
    June 30, 2002:
      U.S. Government securities  $ 13,483     $ 393      $ (7)   $ 13,869
      Municipal securities          11,444       167       (33)     11,578
      Corporate securities          12,201       239        (2)     12,438
      Equity securities                971       480         -       1,451
                                   -------   -------   -------     -------
                                  $ 38,099   $ 1,279    $ (42)    $ 39,336
                                   =======   =======   =======     =======
    December 31, 2001:
      U.S. Government securities  $ 12,978     $ 441     $ (14)   $ 13,405
      Municipal securities          11,919        24      (176)     11,767
      Corporate securities          12,264       157      (115)     12,306
      Equity securities                971       246         -       1,217
                                  --------    -------   -------    -------
                                  $ 38,132     $ 868    $ (305)   $ 38,695
                                  =======    =======   =======     =======
Held to maturity:
    June 30, 2002:
      Mortgage-backed securities      $ 50       $ 1       $ -        $ 51
                                   -------   -------   -------    --------
                                      $ 50       $ 1       $ -        $ 51
                                   =======   =======   =======    ========
    December 31, 2001:
      Mortgage-backed securities      $ 60       $ 1       $ -        $ 61
                                   -------   -------   -------    --------
                                      $ 60       $ 1       $ -        $ 61
                                   =======   =======   =======    ========

3.       Loans Receivable

         The Corporation's loans receivable as of the respective dates are summarized as follows:

                                                     June 30,                        December 31,
(In thousands)                                         2002                             2001
--------------------------------------------------------------------------------------------------

Mortgage loans:
    Residential first mortgage                      $     85,290             $             84,974
    Home equity                                           17,961                           15,445
    Commercial real estate                                30,173                           26,470
                                                   --------------                   --------------
                                                         133,424                          126,889
Other loans:
    Consumer                                              13,227                           16,141
    Commercial business                                   20,514                           18,974
                                                   --------------                   --------------
                                                          33,741                           35,115
                                                   --------------                   --------------

Total gross loans                                        167,165                          162,004

Less allowance for loan losses                             1,424                            1,464
                                                   --------------                   --------------

                                                       $ 165,741                        $ 160,540
                                                   ==============                   ==============



4.       Deposits

         The Corporation's deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)                June 30, 2002                    December 31, 2001
                                   ---------------------------------- -----------------------------------

                                         Weighted                           Weighted
                                          average                            average
Type of accounts                      rate       Amount       %          rate       Amount        %
---------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits            -        $33,035       16.6%       -        $29,237        15.4%
Interest-bearing demand deposits     1.11%        72,749       36.5%    1.32%        69,665        36.8%
Time deposits                        4.51%        93,415       46.9%    4.83%        90,568        47.8%
                                               ---------- -----------             ----------  -----------

                                     2.52%      $199,199      100.0%    2.79%      $189,470       100.0%
                                               ========== ===========             ==========  ===========



5.       Net Income Per Share

         The Corporation maintains a simple capital structure with no common stock equivalents. As such earnings per share computations are based on the weighted average number of common shares outstanding for the respective reporting periods.

6.       Comprehensive Income

         Total comprehensive income was comprised of the following for the three and six-month periods ended June 30:

                                                            Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                        -------------------------  --------------------------

In thousands                                                 2002         2001          2002          2001
-------------------------------------------------------------------------------------------------------------

Net income                                                   $ 530         $ 421       $ 1,013         $ 812
Change in net unrealized gain on securities available
   for sale, net of taxes                                      513            (7)          444           209
                                                        -----------  ------------  ------------  ------------

Comprehensive income                                       $ 1,043         $ 414       $ 1,457       $ 1,021
                                                        ===========  ============  ============  ============


7.       Goodwill

         On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. However, this statement did not amend SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which requires recognition and amortization of unidentified assets relating to the acquisitions of certain financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of SFAS No. 72 and a final determination as to the treatment of goodwill associated with SFAS No. 72 acquisitions should be derived by the end of 2002. At June 30, 2002 and December 31, 2001, the Corporation had $460,000 and $484,000, respectively, in SFAS No. 72 goodwill resulting in intangible amortization expense of $12,000 and $24,000 for the three and six-month periods ended June 30, 2002, respectively.

         Had SFAS No. 142 been in effect for all periods presented, previously reported net income and net income per share would have been as follows:


                                                            Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                        -------------------------  --------------------------
In thousands, except per share data                        2002         2001          2002          2001
-------------------------------------------------------------------------------------------------------------

Net income:

   Reported net income                                       $ 530         $ 421       $ 1,013         $ 812
   Add back goodwill amortization                                -            20             -            40
                                                        -----------  ------------  ------------  ------------

   Adjusted net income                                       $ 530         $ 441       $ 1,013         $ 852
                                                        ===========  ============  ============  ============

Net income per share:

   Reported net income per share                            $ 0.40        $ 0.32        $ 0.76        $ 0.61
   Add back goodwill amortization                                -          0.01             -          0.03
                                                        -----------  ------------  ------------  ------------

   Adjusted net income per share                            $ 0.40        $ 0.33        $ 0.76        $ 0.64
                                                        ===========  ============  ============  ============

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and six-month periods ended June 30, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

Discussions of certain matters in this Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $10.9 million or 5.0% to $227.6 million at June 30, 2002 from $216.7 million at December 31, 2001. This net increase was primarily the result of increases in cash equivalents, securities, and loans receivable of $3.6 million, $631,000, and $6.5 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $9.9 million or 5.1% and $952,000 or 4.5%, respectively. The increase in total liabilities was primarily the result of an increase in deposits of $9.7 million or 5.1%. The increase in stockholders' equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $508,000 or 5.6% and $444,000 or 119.4%, respectively.

Cash equivalents. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $3.6 million or 39.7% to $12.8 million at June 30, 2002 from $9.2 million at December 31, 2001. The net increase between June 30, 2002 and December 31, 2001 can be attributed primarily to the increase in the Corporation's deposits and maturities of securities, partially offset by net loan originations.

Securities. The Corporation's securities portfolio increased $631,000 or 1.6% to $39.4 million at June 30, 2002 from $38.7 million at December 31, 2001. This net increase was primarily the result of security purchases of $12.7 million, during the six months ended June 30, 2002. Partially offsetting these purchases were security maturities of $12.6 million, during the period.

Loans receivable. Net loans receivable increased $6.5 million or 4.0% to $167.0 million at June 30, 2002 from $160.5 million at December 31, 2001. This increase was comprised of an increase in mortgage loans of $7.8 million or 6.2%, partially offset by a decrease in other loans of $1.4 million during the six months ended June 30, 2002. This overall increase in loans receivable can be attributed primarily to higher customer demand for loans in the current lower interest rate environment as well as the introduction of new consumer mortgage loan products.

During the quarter ended June 30, 2002, management identified and designated $1.3 million of residential mortgage loans for sale in the secondary market. These loans were originated for sale and met certain interest rate and term parameters established by management in connection with managing the Corporation's asset and liability mix and interest rate risk. The loans were originated during the first half of 2002 and the sale of these loans is expected to be consummated in July 2002. The servicing of these loans will be retained, and future loans sales are expected in light of expected origination levels, product pricing and anticipated market interest rates.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.1 million or 0.47% and $1.3 million or 0.57% of total assets at June 30, 2002 and December 31, 2001, respectively.

Deposits. Total deposits increased $9.7 million or 5.1% to $199.2 million at June 30, 2002 from $189.5 million at December 31, 2001. This increase was comprised of increases in noninterest bearing, interest bearing and time deposits of $3.8 million, $3.1 million, and $2.8 million, respectively. The general increase in deposits during the period can be attributed primarily to:
(1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the Corporation's development and promotion of new depository products including money market accounts and special certificate of deposit programs, among other initiatives.

Stockholders' equity. Stockholders' equity increased $952,000 or 4.5% to $22.1 million at June 30, 2002 from $21.1 million at December 31, 2001. This increase was principally the result of an increase in retained earnings of $508,000, comprised of net income of $1.0 million offset by dividends paid of $505,000, and an increase in accumulated other comprehensive income of $444,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended June 30, 2002 and 2001

General. The Corporation reported net income of $530,000 and $421,000 for the three months ended June 30, 2002 and 2001, respectively. The $109,000 or 25.9% increase in net income for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, was attributable to an increase in net interest income of $283,000, partially offset by a decrease in noninterest income of $2,000 and increases in the provision for loan losses, noninterest expense and the provision for income taxes of $54,000, $75,000 and $43,000, respectively.

During 2001, the Corporation and the nation experienced a historically unusual drop in national market interest rates with the federal funds discount rate decreasing 375 basis points to 1.75% in December 2001 from 5.50% in January 2001. Over the same period, the national prime-lending rate has declined similarly from 9.50% to 4.75%. The prime rate and short-term interest rates have remained relatively consistent during the six months ended June 30, 2002.

As outlined in detail below, this declining and lower rate environment has resulted in a significant repricing of the Corporation's loan and deposit products, reducing the yield of the Corporation's interest-earning assets as new loan production and refinancing of existing loans during 2001 and early 2002 has resulted in lower yielding assets. Since the Corporation's time deposit products don't afford a call feature, the cost of funds during 2001, did not decrease as quickly as the yield on interest-earning assets, however, such repricing of deposits is expected to approach that of interest-earning assets, particularly as the current lower interest rate environment continues. The Corporation continues to evaluate the pricing of interest-bearing demand deposits (checking, savings and money market products) in light of the current rate environment and will adjust pricing to reflect current market conditions. During the first half of 2002, the Corporation's cost of funds experienced a similar decrease to that of loans prior and in light of the lower market interest rate environment.

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


(Dollar amounts in thousands)                                  Three months ended June 30,

                                                                2002                                    2001
                                                   --------------------------------------  --------------------------------------
                                                            Average              Yield /            Average             Yield /
                                                      Balance      Interest      Rate         Balance      Interest      Rate
---------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
    Loans                                               167,135       $ 3,104      7.45%      $ 152,611       $ 3,150      8.28%


    Securities, taxable                                  28,422           382      5.39%         19,105           299      6.28%
    Securities, tax exempt                               11,685           196      6.72%          7,831           131      6.69%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                         40,107           578      5.78%         26,936           430      6.40%
                                                   ------------- ------------- ----------  ------------- ------------- ----------



    Interest-earning cash equivalents                     3,747            18      1.93%          8,114            89      4.40%
    Federal bank stocks                                   1,325            13      3.94%          1,239            26      8.42%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                          5,072            31      2.45%          9,353           115      4.93%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Total interest-earning assets                       212,314         3,713      7.01%        188,900         3,695      7.84%
        Cash and due from banks                           6,842                                   6,094
        Other noninterest-earning assets                  5,662                                   6,008
                                                   ------------- ------------- ----------  ------------- ------------- ----------

        Total assets                                  $ 224,818       $ 3,713      6.62%      $ 201,002       $ 3,695      7.37%
                                                   ============= ============= ==========  ============= ============= ==========

Interest-bearing liabilities:
    Interest-bearing demand deposits                   $ 72,144         $ 202      1.12%       $ 67,279         $ 409      2.44%
    Time deposits                                        91,910         1,031      4.50%         82,769         1,162      5.63%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                        164,054         1,233      3.01%        150,048         1,571      4.20%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Borrowed funds, term                                  5,000            57      4.57%            222             3      5.42%
    Borrowed funds, overnight                                 -             -      0.00%              -             -      0.00%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                          5,000            57      4.57%            222             3      5.42%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Total interest-bearing liabilities                  169,054         1,290      3.06%        150,270         1,574      4.20%
        Noninterest-bearing demand deposits              32,235             -          -         28,982                        -
                                                   ------------- ------------- ----------  ------------- ------------- ----------

      Funding and cost of funds                         201,289         1,290      2.57%        179,252         1,574      3.52%
        Other noninterest-bearing liabilities             1,335                                   1,055
                                                   -------------                           -------------

        Total liabilities                               202,624                                 180,307
        Stockholders' equity                             21,794                                  20,695
                                                   ------------- ------------- ----------  ------------- ------------- ----------

        Total liabilities and stockholders' equity    $ 224,418       $ 1,290      2.57%      $ 201,002       $ 1,574      3.52%
                                                   ============= ============= ==========  ============= ============= ==========

Net interest income                                                   $ 2,423                                 $ 2,121
                                                                 =============                           =============

Interest rate spread (difference between                                           3.95%                                   3.64%
                                                                               ==========                              ==========
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                  4.58%                                   4.50%
                                                                               ==========                              ==========
    income as a percentage of average
    interest-earning assets)

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

 (In thousands)                                    Three months ended June 30,
                                                        2002 versus 2001
                                                   Increase (decrease) due to
                                                  -----------------------------
                                                    Volume      Rate    Total
-------------------------------------------------------------------------------
 Interest income:
    Loans                                         $ 285      $ (331)     $ (46)
    Securities                                      193        (45)        148
    Interest-earning cash equivalents               (35)       (36)        (71)
    Federal bank stocks                               2        (15)        (13)
                                                  ------     ------     -------
                                                  ------     ------     -------

    Total interest-earning assets                   445       (427)         18
                                                  ------     ------     -------
                                                  ------     ------     -------

 Interest expense:
    Deposits                                        136       (474)       (338)
    Borrowed funds                                   54          -          54
                                                  ------     ------     -------
                                                  ------     ------     -------

    Total interest-bearing liabilities              190       (474)       (284)
                                                  ------     ------     -------
                                                  ------     ------     -------

 Net interest income                              $ 255       $ 47       $ 302
                                                  ======     ======     =======


Net interest income. Net interest income on a tax equivalent basis increased $302,000 or 14.2% to $2.4 million for the three months ended June 30, 2002, compared to $2.1 million for the same period in the prior year. This increase can be attributed to an increase in interest income of $18,000 and a decrease in interest expense of $284,000.

Interest income. Interest income on a tax equivalent basis increased $18,000 to $3.71 million for the three months ended June 30, 2002, compared to $3.70 million for the same period in the prior year. This net increase in interest income can be attributed to an increase in interest earned on securities of $148,000, partially offset by a decrease in interest earned on loans, cash equivalents and federal bank stocks of $46,000, $71,000 and $13,000, respectively.

Contributing to the increase in net interest income was an increase in average interest-earning assets of $23.4 million or 12.4% to $212.3 million for the three months ended June 30, 2002, compared to $188.9 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and average securities of $14.5 million and $13.2 million, respectively, partially offset by a decrease in interest-earning cash equivalents of $4.4 million. Average loans receivable increased to $167.1 million and average securities increased to $40.1 million during the three months ended June 30, 2002, compared to $152.6 million and $26.9 million, respectively, during the same period in the prior year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 83 basis points to 7.01% for the three months ended June 30, 2002, compared to 7.84% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 7.45%, 5.78% and 1.93%, respectively, during the three months ended June 30, 2002, compared to 8.28%, 6.40%, and 4.40%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $284,000 or 18.0% to $1.3 million for the three months ended June 30, 2002, compared to $1.6 million for the same period in the prior year. This decrease in interest expense can be attributed to a 114 basis point decline in the interest rate on average interest-bearing liabilities to 3.06% during the three months ended June 30, 2002, compared to 4.20% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 3.01% and 4.57%, respectively, during the three months ended June 30, 2002, compared to 4.20% and 5.42%, respectively, for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $164.1 million and $5.0 million, respectively, during the three months ended June 30, 2002, compared to $150.0 million and $222,000, respectively, during the same period in the prior year.

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

The $54,000 increase in the Corporation's provision for loans losses between the three-month periods ended June 30, 2002 and 2001 was primarily the result of continued loan portfolio growth and the charge-off of certain nonperforming loans during 2002.

Noninterest income. Noninterest income, comprised primarily of fees on depository accounts, general transactional income, certain loan transaction costs and other miscellaneous income, remained relatively stable between the three months ended June 30, 2002 and the same period in the prior year.

Noninterest expense. Noninterest expense increased $75,000 or 4.2% to $1.9 million during the three months ended June 30, 2002, compared to $1.8 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other expenses of $33,000, $31,000 and $31,000, respectively, partially offset by a decrease in intangible amortization expense of $20,000. See "Note 7 - Goodwill" on page 7.

Compensation and employee benefits expense increased $33,000 or 3.5% to $985,000 during the three months ended June 30, 2002, compared to $952,000 for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Premises and equipment costs increased $31,000 or 11.6% to $299,000 during the three months ended June 30, 2002, compared to $268,000 for the same period in the prior year. This increase can be attributed to the realization of certain bank equipment repairs and branch office improvement expenditures during the past year.

Other noninterest expense increased $31,000 or 6.2% to $535,000 during the three months ended June 30, 2002, compared to $504,000 for the same period in the prior year. This increase can primarily be attributed to increased professional fee and telephone cost expenses between the two periods. Professional fees increased as a result of the Corporation retaining a transfer agent during late 2001, costs associated with the recently announced dividend reinvestment plan and enhanced financial reporting requirements.

Provision for income taxes. The provision for income taxes increased $43,000 or 24.4% to $219,000 for the three months ended June 30, 2002, compared to $176,000 for the same period in the prior year. This increase is a direct result of the increase in net income before taxes between the two periods, partially offset by a decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities.

Comparison of Results for the Six-Month Periods Ended June 30, 2002 and 2001

General. The Corporation reported net income of $1.0 million and $812,000 for the six months ended June 30, 2002 and 2001, respectively. The $201,000 or 24.8% increase in net income for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was attributable to an increase in net interest income of $618,000, partially offset by a decrease in noninterest income of $14,000 and increases in the provision for loan losses, noninterest expense and the provision for income taxes of $119,000, $227,000 and $57,000, respectively.

Average Balance Sheet and Yield/Rate Analysis.

(Dollar amounts in thousands)                                   Six months ended June 30,

                                                       2002                                    2001
                                                   --------------------------------------  --------------------------------------
                                                   ------------------------------------------------------------------------------
                                                            Average              Yield /            Average             Yield /
                                                      Balance      Interest      Rate         Balance      Interest      Rate
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
    Loans                                             $ 165,538       $ 6,247      7.61%      $ 152,332       $ 6,324      8.37%

    Securities, taxable                                  28,152           751      5.38%         18,812           593      6.36%
    Securities, exempt from Federal tax                  11,486           397      6.97%          7,417           247      6.71%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                         39,638         1,148      5.84%         26,229           840      6.46%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Interest-earning cash equivalents                     2,656            31      2.35%          7,147           172      4.85%
    Federal bank stocks                                   1,923            28      2.94%          1,261            41      6.56%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                          4,579            59      2.60%          8,408           213      5.11%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Total interest-earning assets                       209,755         7,454      7.17%        186,969         7,377      7.96%
        Cash and due from banks                           6,547                                   6,110
        Other noninterest-earning assets                  4,953                                   6,008
                                                   ------------- ------------- ----------  ------------- ------------- ----------

        Total assets                                  $ 221,255       $ 7,454      6.79%      $ 199,087       $ 7,377      7.47%
                                                   ============= ============= ==========  ============= ============= ==========

Interest-bearing liabilities:
    Interest-bearing demand deposits                   $ 71,182         $ 405      1.15%       $ 65,237         $ 756      2.34%
    Time deposits                                        91,039         2,056      4.55%         82,761         2,376      5.79%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                        162,221         2,461      3.06%        147,998         3,132      4.27%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Borrowed funds, term                                  5,000           116      4.68%          1,105            32      5.84%
    Borrowed funds, overnight                               342             1      0.59%              -             -      0.00%
                                                   ------------- ------------- ----------  ------------- ------------- ----------
                                                          5,342           117      4.42%          1,105            32      5.84%
                                                   ------------- ------------- ----------  ------------- ------------- ----------

    Total interest-bearing liabilities                  167,563         2,578      3.10%        149,103         3,164      4.28%
        Noninterest-bearing demand deposits              30,643             -          -         28,370             -          -
                                                   ------------- ------------- ----------  ------------- ------------- ----------

      Total financial liabilities/cost of funds         198,206         2,578      2.62%        177,473         3,164      3.60%
        Other noninterest-bearing liabilities             1,443                                   1,097
                                                   -------------                           -------------

        Total liabilities                               199,649                                 178,570
        Stockholders' equity                             21,606                                  20,517
                                                   ------------- ------------- ----------  ------------- ------------- ----------

        Total liabilities and stockholders' equity    $ 221,255       $ 2,578      2.62%      $ 199,087       $ 3,164      3.60%
                                                   ============= ============= ==========  ============= ============= ==========

Net interest income                                                   $ 4,876                                 $ 4,213
                                                                 =============                           =============

Interest rate spread (difference between                                           4.07%                                   3.68%
                                                                               ==========                              ==========
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                  4.69%                                   4.54%
                                                                               ==========                              ==========
    income as a percentage of average
    interest-earning assets)

Analysis of Changes in Net Interest Income.

 (In thousands)                                     Six months ended June 30,
                                                        2002 versus 2001
                                                   Increase (decrease) due to
                                                  -----------------------------
                                                    Volume      Rate    Total
-------------------------------------------------------------------------------
 Interest income:
    Loans                                         $ 524      $ (601)     $ (77)
    Securities                                      395        (87)        308
    Interest-earning cash equivalents               (78)       (63)       (141)
    Federal bank stocks                              16        (29)        (13)
                                                  ------     ------     -------

    Total interest-earning assets                   857       (780)         77
                                                  ------     ------     -------

 Interest expense:
    Deposits                                        279       (950)       (671)
    Borrowed funds                                   95        (10)         85
                                                  ------     ------     -------

    Total interest-bearing liabilities              374       (960)       (586)
                                                  ------     ------     -------

 Net interest income                              $ 483      $ 180       $ 663
                                                  ======     ======     =======


Net interest income. Net interest income on a tax equivalent basis increased $663,000 or 15.7% to $4.9 million for the six months ended June 30, 2002, compared to $4.2 million for the same period in the prior year. This increase can be attributed to an increase in interest income of $77,000 and a decrease in interest expense of $586,000.

Aside from changes in the volume and rates of interest-earning assets and interest-bearing liabilities discussed herein, $93,000 of the increase in net interest income between the periods can be attributed to the payoff of a previously non-performing commercial real estate loan in March 2002 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and therefore interest collected was recorded as loan interest income during the current period.

Interest income. Interest income on a tax equivalent basis increased $77,000 to $7.5 million for the six months ended June 30, 2002, compared to $7.4 million for the same period in the prior year. This net increase in interest income can be attributed to the aforementioned $93,000 collection and recognition of interest on a non-performing commercial real estate loan and an increase in interest earned on securities of $308,000; partially offset by decreases in interest earned on loans, cash equivalents and federal bank stocks of $77,000, $141,000 and $13,000, respectively.

Contributing to the increase in net interest income was an increase in average interest-earning assets of $22.8 million or 12.2% to $209.8 million for the six months ended June 30, 2002, compared to $187.0 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and average securities of $13.2 million and $13.4 million, respectively, partially offset by a decrease in interest-earning cash equivalents of $4.5 million. Average loans receivable increased to $165.5 million and average securities increased to $39.6 million during the six months ended June 30, 2002, compared to $152.3 million and $26.2 million, respectively, during the same period in the prior year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 79 basis points to 7.17% for the six months ended June 30, 2002, compared to 7.96% for the same period in the prior year. The yield on average loans, securities and interest-earning cash equivalents decreased to 7.61%, 5.84% and 2.35%, respectively, during the six months ended June 30, 2002, compared to 8.37%, 6.46%, and 5.11%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $586,000 or 18.5% to $2.6 million for the six months ended June 30, 2002, compared to $3.2 million for the same period in the prior year. This decrease in interest expense can be attributed to a 118 basis point decline in the interest rate on average interest-bearing liabilities to 3.10% during the six months ended June 30, 2002, compared to 4.28% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 3.06% and 4.42%, respectively, during the six months ended June 30, 2002, compared to 4.27% and 5.84%, respectively, for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities as average interest-bearing deposits and borrowed funds increased to $162.2 million and $5.3 million, respectively, during the six months ended June 30, 2002, compared to $148.0 million and $1.1 million, respectively, during the same period in the prior year.

Provision for loan losses. The $119,000 increase in the Corporation's provision for loans losses between the six-month periods ended June 30, 2002 and 2001 was primarily the result of continued loan portfolio growth and the charge-off of certain nonperforming loans during the current year.

Noninterest income. Noninterest income decreased $14,000 or 2.1% to $639,000 for the six months ended June 30, 2002 compared to $653,000 for the same period in the prior year. This decrease was the result of lower overdraft and other transactional fees in 2002 versus 2001.

Noninterest expense. Noninterest expense increased $227,000 or 6.4% to $3.8 million during the six months ended June 30, 2002, compared to $3.6 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other expenses of $101,000, $33,000 and $133,000, respectively, partially offset by a decrease in intangible amortization expense of $40,000.

Compensation and employee benefits expense increased $101,000 or 5.3% to $2.0 million during the six months ended June 30, 2002, compared to $1.9 million for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Other noninterest expense increased $133,000 or 13.8% to $1.1 million during the six months ended June 30, 2002, compared to $965,000 for the same period in the prior year. This increase can primarily be attributed to increased professional fee and telephone cost expenses between the two periods. Professional fees increased as a result of the Corporation retaining a transfer agent during late 2001, costs associated with the recently announced dividend reinvestment plan and enhanced financial reporting requirements.

Provision for income taxes. The provision for income taxes increased $57,000 or 16.6% to $400,000 for the six months ended June 30, 2002, compared to $343,000 for the same period in the prior year. This increase is a direct result of the increase in net income before taxes between the two periods, partially offset by a decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities during the latter half of 2001.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2002, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $14.6 million, and standby letters of credit totaling $737,000.

At June 30, 2002, time deposits amounted to $93.4 million or 46.9% of the Corporation's total consolidated deposits, including approximately $38.1 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2002, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was approximately $90.0 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

On July 30, 2002, President Bush signed into law new legislation that addresses accounting oversight and corporate governance. The new law creates a five member oversight board appointed by the Securities and Exchange Commission (SEC) that will set standards for accountants and have investigative and disciplinary powers. The new legislation bars accounting firms from providing a number of consulting services to audit clients and requires accounting firms to rotate partners among client assignments every five years. The new legislation also increases penalties for financial crimes, requires expanded disclosure of corporate operations and internal controls, enhances controls on and reporting of insider trading, expands the SEC's budget, and places statutory separations between investment bankers and analysts. Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC. Management is currently evaluating what impacts the new legislation will have upon the Corporation. The Corporation utilizes its external attestation auditor only for audit services and assistance with the preparation of tax returns.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of the Corporation was held May 21, 2002. Of 1,332,835 common shares eligible to vote, 1,145,860 or 85.97% were voted in person or by proxy.

(b) The following Class B directors were elected for a three year term expiring in 2005:

Name                          Shares For                         Shares Withheld
----                          ---------                          ---------------

Bernadette H. Crooks          1,100,828                              45,032
Robert L. Hunter              1,072,562                              73,298
John B. Mason                 1,091,400                              54,460

          In addition to the above listed individuals, the following persons continue to serve as directors: Ronald L. Ashbaugh, David L. Cox, George W. Freeman, Rodney C. Heeter, J. Michael King, Brian C. McCarrier and Elizabeth C. Smith.

(c) The recommendation of the Board of Directors to ratify the appointment of Crowe, Chizek and Company, LLP as the Corporation's independent auditors, as described in the proxy statement for the annual meeting, was approved with 1,135,321 shares in favor and 10,539 shares against.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit 99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  August 13, 2002             By:      /s/ David L. Cox
                                   ---------------------------------------------
                                   David L. Cox
                                   Chairman of the Board,
                                   President and Chief Executive Officer

Date:  August 13, 2002             By:      /s/ William C. Marsh
                                   ---------------------------------------------
                                   William C. Marsh
                                   Treasurer/Secretary
                                   (Principal Financial and Accounting Officer)

                                                                    Exhibit 99.1

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Emclaire Financial Corp. (the Corporation) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date here (the Report), I, David
L. Cox, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  David L. Cox
-----------------
David L. Cox
Chief Executive Officer


August 13, 2002

                                                                    Exhibit 99.2

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Emclaire Financial Corp. (the Corporation) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date here (the Report), I, William
C. Marsh, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  William C. Marsh
---------------------
William C. Marsh
Chief Financial Officer


August 13, 2002