Form 10QSB
period 2002-09-30
EMCLAIRE FINANCIAL CORP
filed 2002-11-12
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2002
                                         ------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ______________ to __________

                        Commission File Number: 000-18464
                                                ---------

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court. Yes        No
                                                    ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer's common stock outstanding as of October 31, 2002:

          Common Stock, $1.25 par value                    1,332,835
          -----------------------------                    ---------
                       (Class)                          (Outstanding)

------------------------------------
Transitional Small Business Disclosure Format (Check one):   _ Yes   X   No
                                                          --------   ------

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2002 (Unaudited) and December 31, 2001......................................................1

              Consolidated Income Statements for the three and nine
              months ended September 30, 2002 and 2001 (Unaudited)......................................................2

              Consolidated Statement of Changes in Stockholders'
              Equity for the nine months ended September 30, 2002 (Unaudited)...........................................3

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2002 and 2001 (Unaudited)......................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................9

Item 3.       Controls and Procedures..................................................................................17



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................................18

Item 2.       Changes in Securities....................................................................................18

Item 3.       Defaults Upon Senior Securities..........................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders......................................................18

Item 5.       Other Information........................................................................................18

Item 6.       Exhibits and Reports on Form 8-K.........................................................................18

              Signatures...............................................................................................19

              Controls and Procedures Certifications...................................................................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2002 (Unaudited) and December 31, 2001
                (Dollar amounts in thousands, except share data)




                                               September 30, December 31,
                                                    2002         2001
                                                 (unaudited)
                                                  --------------------

                      Assets
                     --------

Cash and due from banks                              $7,790    $7,127
Interest-earning deposits in banks                      148       620
Federal funds sold                                        -     1,410
                                                  --------------------
Cash and cash equivalents                             7,938     9,157
Securities available for sale                        48,572    38,695
Securities held to maturity; fair value of $29 and
 $61                                                     30        60
Loans receivable, net of allowance for loan losses
 of $1,493 and $1,464                               167,517   160,540
Federal bank stocks, at cost                          1,338     1,261
Bank-owned life insurance                             4,000         -
Accrued interest receivable                           1,294     1,251
Premises and equipment                                3,476     3,388
Intangible assets                                     1,628     1,737
Prepaid expenses and other assets                       717       628
                                                  --------------------

Total assets                                       $236,510  $216,717
                                                  ====================

       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
Deposits                                           $203,711  $189,470
Borrowed funds                                        8,761     5,000
Accrued interest payable                                460       480
Accrued expenses and other liabilities                  834       656
                                                  --------------------

Total liabilities                                   213,766   195,606
                                                  --------------------

Stockholders' Equity:
Preferred stock, $1.00 par value,
 3,000,000 shares authorized;
 none issued                                              -         -
Common stock, $1.25 par value, 12,000,000
 shares authorized;
 1,395,852 shares issued and 1,332,835 shares
 outstanding                                          1,745     1,745
Additional paid-in capital                           10,871    10,871
Treasury stock, at cost; 63,017 shares                 (971)     (971)
Retained earnings                                     9,928     9,094
Accumulated other comprehensive income                1,171       372
                                                  --------------------

Total stockholders' equity                           22,744    21,111
                                                  --------------------

Total liabilities and stockholders' equity         $236,510  $216,717
                                                  ====================

See accompanying notes to consolidated financial statements.

                    Emclaire Financial Corp. and Subsidiary
                         Consolidated Income Statements
  For the three and nine months ended September 30, 2002 and 2001 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                    Three months ended  Nine months ended
                                                      September 30,       September 30,
                                                   ----------------------------------------
                                                        2002      2001      2002      2001
                                                   ----------------------------------------

Interest and dividend income:
Loans receivable                                      $3,099    $3,172    $9,346    $9,496
Securities:
Taxable                                                  371       311     1,122       904
Exempt from federal income tax                           146        92       424       267
Federal bank stocks                                       13        21        41        61
Deposits with banks and federal funds sold                24        65        55       236
                                                   ----------------------------------------
Total interest income                                  3,653     3,661    10,988    10,964
                                                   ----------------------------------------

Interest expense:
Deposits                                               1,243     1,494     3,704     4,626
Borrowed funds                                            59         -       176        32
                                                   ----------------------------------------
Total interest expense                                 1,302     1,494     3,880     4,658
                                                   ----------------------------------------

Net interest income                                    2,351     2,167     7,108     6,306
Provision for loan losses                                 90        36       291       118
                                                   ----------------------------------------

Net interest income after provision for loan losses    2,261     2,131     6,817     6,188
                                                   ----------------------------------------

Noninterest income:
Service fees                                             243       237       704       697
Gain on sale of loans held for sale                       39         -        39         -
Other                                                     75       106       252       296
                                                   ----------------------------------------
Total noninterest income                                 357       343       995       993
                                                   ----------------------------------------

Noninterest expense:
Compensation and employee benefits                       986       946     2,985     2,809
Premises and equipment, net                              274       261       862       811
Intangible amortization expense                           12        69       109       207
Other                                                    501       491     1,599     1,491
                                                   ----------------------------------------
Total noninterest expense                              1,773     1,767     5,555     5,318
                                                   ----------------------------------------

Net income before provision for income taxes             845       707     2,257     1,863
Provision for income taxes                               264       216       663       560
                                                   ----------------------------------------

Net income                                              $581      $491    $1,594    $1,303
                                                   ========================================

 Net income per share                                  $0.44     $0.37     $1.20     $0.98
 Dividends per share                                   $0.19     $0.17     $0.57     $0.51

Weighted average common shares outstanding         1,332,835 1,332,835 1,332,835 1,332,835


See accompanying notes to consolidated financial statements.


                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
            For the nine months ended September 30, 2002 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                             Accumulated
                                                         Additional                             Other          Total
                                               Common      Paid-in     Treasury   Retained   Comprehensive Stockholders'
                                                Stock      Capital      Stock     Earnings   Income (Loss)    Equity
                                             ------------------------ ----------  --------  -------------- -------------

Balance at December 31, 2001                    $1,745       $10,871      $(971)    $9,094           $372       $21,111

Comprehensive income:
  Net income                                         -             -          -      1,594              -         1,594
  Change in net unrealized gain on
    securities available for sale, net of
    taxes of $411                                    -             -          -          -            799           799
                                                                                                           -------------
Comprehensive income                                                                                              2,393
                                                                                                           -------------

Dividends paid                                       -             -          -       (760)             -          (760)
                                             ---------- ------------- ---------- ---------- -------------- -------------

Balance at September 30, 2002                   $1,745       $10,871      $(971)    $9,928         $1,171       $22,744
                                             ========== ============= ========== ========== ============== =============



                                                                                                    Accumulated
                                                               Additional                       Other          Total
                                               Common      Paid-in     Treasury   Retained   Comprehensive Stockholders'
                                                Stock      Capital      Stock     Earnings   Income (Loss)    Equity
                                             ------------------------ ----------                           -------------

Balance at December 31, 2001                    $1,745       $10,871      $(971)    $9,094           $372       $21,111

Comprehensive income:
  Net income                                         -             -          -      1,594              -         1,594
  Change in net unrealized gain on
    securities available for sale, net of
    taxes of $411                                    -             -          -          -            799           799
                                                                                                           -------------
Comprehensive income                                                                                              2,393
                                                                                                           -------------

Dividends paid                                       -             -          -       (760)             -          (760)
                                             ---------- ------------- ---------- ---------- -------------- -------------

Balance at September 30, 2002                   $1,745       $10,871      $(971)    $9,928         $1,171       $22,744
                                             ========== ============= ========== ========== ============== =============

          See accompanying notes to consolidated financial statements.



                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2002 and 2001 (Unaudited)
                          (Dollar amounts in thousands)


                                                                           For the nine months ended
                                                                                   September 30,
                                                                               2002          2001

Operating activities:
    Net income                                                             $    1,594   $      1,303
    Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation and amortization for premises and equipment              355            452
            Provision for loan losses                                             291            118
            Amortization of premiums and accretion of discounts, net              173              7
            Gain on sale of loans held for sale                                   (39)             -
            Amortization of intangible assets                                     109            207
            Decrease (increase) in accrued interest receivable                    (43)            20
            Decrease (increase) in prepaid expenses and other assets              (89)           (34)
            Increase (decrease) in accrued interest payable                       (20)             2
            Increase (decrease) in accrued expenses and other liabilities         178            168
            Originations of loans held for sale                                (1,259)             -
            Proceeds from sale of loans held for sale                           1,298              -
            Other                                                                (417)          (400)
                                                                           -----------  -------------
        Net cash provided by operating activities                               2,131          1,843
                                                                           -----------  -------------

Lending and Investing Activities:
    Loan originations, net of principal collections                            (7,367)        (8,211)
    Purchases of securities available for sale                                (28,960)        (7,464)
    Purchases of Federal bank stocks                                              (77)           (22)
    Purchase of Bank-owned life insurance                                      (4,000)             -
    Repayments, maturities and calls of securities available for sale          20,225          7,193
    Principal repayments of securities held to maturity                            30            146
    Purchases of premises and equipment                                          (443)          (286)
                                                                           -----------  -------------
        Net cash used in lending and investing activities                     (20,592)        (8,644)
                                                                           -----------  -------------

Deposit and Financing Activities:
    Net increase in deposits                                                   14,241         12,997
    Net increase (decrease) in borrowed funds                                   3,761         (2,000)
    Dividends paid on common stock                                               (760)          (679)
                                                                           -----------  -------------
        Net cash provided by deposit and  financing activities                 17,242         10,318
                                                                           -----------  -------------

Net increase in cash equivalents                                               (1,219)         3,517
Cash equivalents at beginning of period                                         9,157          8,510
                                                                           -----------  -------------
Cash equivalents at end of period                                          $    7,938   $     12,027
                                                                           ===========  =============
Supplemental information:

    Interest paid                                                          $    3,900   $      4,656
    Income taxes paid                                                             545            699

          See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements

1.       Business and Basis of Presentation

         Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), a national banking association. The consolidated financial statements contained herein include the accounts of the Corporation and the Bank, which operate as one operating segment. All inter-company amounts have been eliminated.

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

3.       Comprehensive Income

         Total comprehensive income was comprised of the following for the three and nine-month periods ended September 30:

                                                          Three Months Ended   Nine months Ended
                                                             September 30,        September 30,
In thousands                                               2002       2001     2002         2001

Net income                                             $    581   $    491   $1,594  $     1,303
Change in net unrealized gain on securities available
    for sale, net of taxes                                  355        281      799          490

Comprehensive income                                   $    936   $    772   $2,393  $     1,793


4.       Securities

         The following table summarizes the Corporation's securities as of the respective dates:


(In thousands)                              Amortized     Unrealized    Unrealized       Fair
                                               cost         gains         losses        value
--------------------------------------------------------------------------------------------------

Available for sale:
------------------------------------------
September 30, 2002:
U.S. Government securities                      $17,485          $392           $(5)      $17,872
Municipal securities                             15,416           529           (23)       15,922
Corporate securities                             12,927           392           (15)       13,304
Equity securities                                   971           503             -         1,474
                                          --------------------------------------------------------
                                                $46,799        $1,816          $(43)      $48,572
                                          ========================================================
December 31, 2001:
U.S. Government securities                      $12,978          $441          $(14)      $13,405
Municipal securities                             11,919            24          (176)       11,767
Corporate securities                             12,264           157          (115)       12,306
Equity securities                                   971           246             -         1,217
                                          --------------------------------------------------------
                                                $38,132          $868         $(305)      $38,695
                                          ========================================================
Held to maturity:
------------------------------------------
September 30, 2002:
Mortgage-backed securities                          $30            $-           $(1)          $29
                                          --------------------------------------------------------
                                                    $30            $-           $(1)          $29
                                          ========================================================
December 31, 2001:
Mortgage-backed securities                          $60            $1            $-           $61
                                          --------------------------------------------------------
                                                    $60            $1            $-           $61
                                          ========================================================

5.       Loans Receivable

         The Corporation's loans receivable as of the respective dates are summarized as follows:


---------------------------------------------------------------------------
                                           September 30     December 31,
(In thousands)                                 2002             2001
---------------------------------------------------------------------------
Mortgage loans:
Residential first mortgage                   $84,707          $84,974
Home equity                                   18,978           15,445
Commercial real estate                        31,112           26,470
                                         ---------------   ----------------
                                             134,797          126,889
Other loans:
Consumer                                      13,222           16,141
Commercial business                           20,991           18,974
                                         ---------------   ----------------
                                              34,213           35,115
                                         ---------------   ----------------

Total gross loans                            169,010          162,004

Less allowance for loan losses                1,493             1,464
                                         ---------------   ----------------

                                             $167,517        $160,540
                                         ==================================

6.       Deposits

The Corporation's deposits as of the respective dates are summarized as follows:



(Dollar amounts in thousands)                  September 30, 2002                December 31, 2001
                                       -------------------------------------------------------------------
                                         Weighted                             Weighted
                                          average                              average
Type of accounts                           rate      Amount           %         rate       Amount     %
----------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                  -      $33,338         16.4%         -     $29,237     15.4%
Interest-bearing demand deposits           1.12%      70,888         34.8%      1.32%     69,665     36.8%
Time deposits                              4.08%      99,485         48.8%      4.83%     90,568     47.8%
                                                    ----------------------              ------------------

                                           2.38%    $203,711        100.0%      2.79%   $189,470    100.0%
                                                    ======================              ==================

7.       Goodwill

         On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. However, this statement did not amend SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which required recognition and amortization of unidentified intangible assets relating to the acquisitions of certain financial institutions or branches thereof.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends and reconsiders certain provisions of SFAS No. 72. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement provides that unidentified intangible assets associated with branch acquisitions, considered a business combination under the provisions of SFAS No. 141, "Business Combinations," should be reclassified as goodwill and accounted for under the provisions of SFAS No. 142. This statement is effective on October 1, 2002, with earlier application permitted.

         In September 2002, the Corporation adopted SFAS No. 147. At September 30, 2002, the Corporation had $484,000 in SFAS No. 72 unidentified intangible assets that were reclassified to goodwill. In connection with the adoption of SFAS No. 147, the Corporation reversed amortization expense of $24,000 that was recognized during 2002. This previously recognized amortization expense was reversed in the third quarter of 2002.

Had SFAS No. 142 and SFAS No. 147 been in effect for all periods presented, previously reported net income and net income per share would have been as follows:


                                                     Three Months Ended   Nine months Ended
                                                        September 30,        September 30,
In thousands, except per share data                     2002      2001      2002      2001

Net income:

    Reported net income                             $    581  $    491  $   1,594  $  1,303
    Add back goodwill amortization                         -        32          -        97
                                                    --------  --------  ---------  --------
    Adjusted net income                             $    581  $    523  $   1,594  $  1,400
                                                    ========  ========  =========  ========

Net income per share:

    Reported net income per share                   $   0.44  $   0.37  $    1.20  $   0.98
    Add back goodwill amortization                         -      0.02          -      0.07
                                                    --------  --------  ---------  --------
    Adjusted net income per share                   $   0.44  $   0.39  $    1.20  $   1.05
                                                    ========  ========  =========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and nine-month periods ended September 30, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 8.

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

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $19.8 million or 9.1% to $236.5 million at September 30, 2002 from $216.7 million at December 31, 2001. This net increase was primarily the result of increases in securities and loans receivable of $9.9 million and $7.0 million, respectively, as well as the funding of Bank-owned life insurances premiums totaling $4.0 million, partially offset by a decrease in cash and cash equivalents of $1.2 million. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $18.2 million or 9.3% and $1.6 million or 7.7%, respectively. The increase in total liabilities was primarily the result of an increase in deposits and borrowed funds of $14.2 million and $3.8million, respectively. This increase in deposits and borrowings funded the Corporation's asset growth for the period. The increase in stockholders' equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $834,000 and $799,000, respectively.

Cash and cash equivalents. Cash and cash equivalents decreased $1.2 million or 13.3% to $7.9 million at September 30, 2002 from $9.2 million at December 31, 2001. The net decrease between September 30, 2002 and December 31, 2001 can be attributed primarily to the increase in the Corporation's securities and loan portfolios during the period.

Securities. The Corporation's securities portfolio increased $9.9 million or 25.5% to $48.6 million at September 30, 2002 from $38.7 million at December 31, 2001. This net increase was primarily the result of security purchases of $29.0 million, during the nine months ended September 30, 2002. Partially offsetting the increase in the portfolio resulting from purchases were security maturities and calls of $20.2 million, during the period.

Security purchases were comprised of U.S. government agency, tax-free municipal and corporate securities of $11.0 million, $4.2 million and $13.8 million, respectively. Security maturities and calls were comprised of U.S. government agency, tax-free municipal and corporate securities of $6.5 million, $700,000 and $13.3 million, respectively. Corporate securities that were purchased and that matured during the period included primarily short-term commercial paper utilized to manage interest-earned on funds maintained for liquidity purposes. At September 30, 2002, the Corporation maintained $3.0 million in commercial paper that is scheduled to mature within two months.

Loans receivable. Net loans receivable increased $7.0 million or 4.4% to $167.5 million at September 30, 2002 from $160.5 million at December 31, 2001. This increase was comprised of an increase in mortgage loans of $7.9 million or 6.2%, partially offset by a decrease in other loans of $902,000 or 2.6% during the nine months ended September 30, 2002. This overall increase in loans receivable can be attributed primarily to higher customer demand for loans in the current lower interest rate environment as well as the introduction of new consumer mortgage loan products.

During the second quarter of 2002, management identified and designated $1.3 million of residential mortgage loans for sale in the secondary market. These loans were originated for sale and met certain interest rate and term parameters established by management in connection with managing the Corporation's asset and liability mix and interest rate risk. The loans were originated during the first half of 2002 and the sale of these loans occurred in July 2002.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.6 million or 0.66% and $1.3 million or 0.57% of total assets at September 30, 2002 and December 31, 2001, respectively.

Bank-owned life insurance (BOLI). On September 30, 2002, the Corporation purchased $4.0 million in BOLI premiums to fund single premium life insurance policies on twenty officers and employees of the Bank. In addition to providing life insurance coverage whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. The BOLI premium paid will preliminarily yield approximately 5.40% in tax-free non-cash appreciation on an annual basis.

Deposits. Total deposits increased $14.2 million or 7.5% to $203.7 million at September 30, 2002 from $189.5 million at December 31, 2001. This increase was comprised of increases in noninterest bearing, interest bearing and time deposits of $4.1 million, $1.2 million, and $8.9 million, respectively. The general increase in deposits during the period can be attributed primarily to:
(1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the Corporation's development and promotion of new depository products including money market accounts and special certificate of deposit programs, among other initiatives.

Borrowed funds. Borrowed funds increased $3.8 million to $8.8 million at September 30, 2002 from $5.0 million at December 31, 2002. This increase in borrowed funds is comprised of overnight advances from the Federal Home Loan Bank of Pittsburgh (FHLB) used to fund municipal securities purchased during late September 2002. These overnight advances will be replaced by a $5.0 million FHLB term advance committed to be funded on October 31, 2002. The Corporation is utilizing these funds to support $5.0 million in municipal securities purchased during September and October 2002.

Stockholders' equity. Stockholders' equity increased $1.6 million or 7.7% to $22.7 million at September 30, 2002 from $21.1 million at December 31, 2001. This increase was principally the result of an increase in retained earnings of $834,000, comprised of net income of $1.6 million offset by dividends paid of $760,000, and an increase in accumulated other comprehensive income of $799,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended September 30, 2002 and 2001

General. The Corporation reported net income of $581,000 and $491,000 for the three months ended September 30, 2002 and 2001, respectively. The $90,000 or 18.3% increase in net income for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, was attributable to an increase in net interest income and noninterest income of $184,000 and $14,000 respectively, partially offset by increases in the provision for loan losses, noninterest expense and the provision for income taxes of $54,000, $6,000 and $48,000, respectively.

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


(Dollar amounts in thousands)                                   Three months ended September 30,
                                                          2002                             2001
                                          ------------------------------------------------------------------
                                             Average                Yield /    Average              Yield /
                                             Balance    Interest     Rate      Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
Loans                                        168,163     $3,099       7.37%  $156,767     $3,172       8.09%

Securities, taxable                           31,179        371       4.76%    19,984        311       6.22%
Securities, tax exempt                        12,396        207       6.68%     7,698        134       6.94%
                                          ------------------------------------------------------------------
                                              43,575        578       5.31%    27,682        445       6.42%
                                          ------------------------------------------------------------------

Interest-earning cash equivalents              4,765         24       2.01%     7,547         65       3.45%
Federal bank stocks                            1,338         13       3.89%     1,261         21       6.66%
                                          ------------------------------------------------------------------
                                               6,103         37       2.43%     8,808         86       3.91%
                                          ------------------------------------------------------------------

Total interest-earning assets                217,841      3,714       6.82%   193,257      3,703       7.66%
Cash and due from banks                        6,660                            6,437
Other noninterest-earning assets               6,076                            5,395
                                          ------------------------------------------------------------------

Total assets                                $230,577     $3,714       6.44%  $205,089     $3,703       7.22%
                                          ==================================================================

Interest-bearing liabilities:
-----------------------------
Interest-bearing demand deposits             $72,545       $209       1.15%   $66,623       $225       1.35%
Time deposits                                 95,806      1,034       4.32%    85,949      1,269       5.91%
                                          ------------------------------------------------------------------
                                             168,351      1,243       2.95%   152,572      1,494       3.92%
                                          ------------------------------------------------------------------

Borrowed funds, term                           5,000         57       4.56%         -          -       0.00%
Borrowed funds, overnight                        427          2       1.87%         -          -       0.00%
                                          ------------------------------------------------------------------
                                               5,427         59       4.35%         -          -       0.00%
                                          ------------------------------------------------------------------

Total interest-bearing liabilities           173,778      1,302       3.00%   152,572      1,494       3.92%
Noninterest-bearing demand deposits           32,884          -          -     30,449                     -
                                          ------------------------------------------------------------------

Funding and cost of funds                    206,662      1,302       2.52%   183,021      1,494       3.27%
Other noninterest-bearing liabilities          1,439                            1,171
                                          -----------                      -----------

Total liabilities                            208,101                          184,192
Stockholders' equity                          22,476                           20,897
                                          ------------------------------------------------------------------

Total liabilities and stockholders' equity  $230,577     $1,302       2.52%  $205,089     $1,494       3.27%
                                          ==================================================================

Net interest income                                      $2,412                           $2,209
                                                     ===========                      ===========

Interest rate spread (difference between                              3.82%                            3.74%
                                                                ===========                      ===========
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest                                     4.43%                            4.57%
                                                                ===========                      ===========
income as a percentage of average
interest-earning assets)

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


 (In thousands)                                          Three months ended September 30,
                                                                 2002 versus 2001
                                                            Increase (decrease) due to
                                                        ---------------------------------
                                                          Volume      Rate       Total
-----------------------------------------------------------------------------------------
 Interest income:
    Loans                                                     $221      $(294)      $(73)
    Securities                                                 221        (88)       133
    Interest-earning cash equivalents                          (19)       (22)       (41)
    Federal bank stocks                                          1         (9)        (8)
                                                        ---------------------------------

    Total interest-earning assets                              424       (413)        11
                                                        ---------------------------------

 Interest expense:
    Deposits                                                   143       (394)      (251)
    Borrowed funds                                              59          -         59
                                                        ---------------------------------

    Total interest-bearing liabilities                         202       (394)      (192)
                                                        ---------------------------------

 Net interest income                                          $222       $(19)      $203
                                                        =================================


Net interest income. Net interest income on a tax equivalent basis increased $203,000 or 9.2% to $2.4 million for the three months ended September 30, 2002, compared to $2.2 million for the same period in the prior year. This increase can be attributed to an increase in interest income of $11,000 and a decrease in interest expense of $192,000.

Interest income. Interest income on a tax equivalent basis increased $11,000 to $3.71 million for the three months ended September 30, 2002, compared to $3.70 million for the same period in the prior year. This net increase in interest income can be attributed to an increase in interest earned on securities of $133,000, partially offset by a decrease in interest earned on loans, cash equivalents and federal bank stocks of $73,000, $41,000 and $8,000, respectively.

Contributing to the increase in net interest income was an increase in average interest-earning assets of $24.5 million or 12.7% to $217.8 million for the three months ended September 30, 2002, compared to $193.3 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and average securities of $11.4 million and $15.9 million, respectively, partially offset by a decrease in interest-earning cash equivalents of $2.8 million. Average loans receivable increased to $168.2 million and average securities increased to $43.6 million during the three months ended September 30, 2002, compared to $156.7 million and $27.7 million, respectively, during the same period in the prior year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 84 basis points to 6.82% for the three months ended September 30, 2002, compared to 7.66% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 7.37%, 5.31% and 2.01%, respectively, during the three months ended September 30, 2002, compared to 8.09%, 6.42%, and 3.45%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $192,000 or 12.9% to $1.3 million for the three months ended September 30, 2002, compared to $1.5 million for the same period in the prior year. This decrease in interest expense can be attributed to a 92 basis point decline in the interest rate on average interest-bearing liabilities to 3.00% during the three months ended September 30, 2002, compared to 3.92% for the same period in the prior year. The average cost of deposits decreased to 2.95% during the three months ended September 30, 2002, compared to 3.92% for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $168.3 million and $5.4 million, respectively, during the three months ended September 30, 2002, compared to $152.6 million and $-0-, respectively, during the same period in the prior year.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $54,000 increase in the Corporation's provision for loans losses between the three-month periods ended September 30, 2002 and 2001 was the result of adjusting the allowance for loans losses to levels adequate to cover probable losses at September 30, 2002 based on management's periodic review of the collectibility of loans in light of the factors noted above.

Noninterest income. Noninterest income increased $14,000 or 4.1% to $357,000 during the three months ended September 30, 2002, compared to $343,000 during the same period in the prior year. This increase can principally be attributed the $39,000 gain on the sale of loans held for sale during the quarter ended September 30, 2002, partially offset by a slight decrease in other noninterest income. Service fees and other noninterest income, comprised primarily of fees on depository accounts, general transactional income, certain loan transaction costs and other miscellaneous income, remained relatively stable between the three months ended September 30, 2002 and the same period in the prior year.

Noninterest expense. Noninterest expense increased $6,000 to $1.773 million during the three months ended September 30, 2002, compared to $1.767 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other expenses of $40,000, $13,000 and $10,000, respectively, partially offset by a decrease in intangible amortization expense of $57,000. See "Note 7 - Goodwill" on page 7.

Compensation and employee benefits expense increased $40,000 or 4.2% to $986,000 during the three months ended September 30, 2002, compared to $946,000 for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods, partially offset by lower levels of full-time equivalent employees.

Premises and equipment costs increased $13,000 or 5.0% to $274,000 during the three months ended September 30, 2002, compared to $261,000 for the same period in the prior year. This increase can be attributed to the realization of certain bank equipment repairs and branch office improvement expenditures during the past year.

Other noninterest expense increased $10,000 or 2.0% to $501,000 during the three months ended September 30, 2002, compared to $491,000 for the same period in the prior year. This increase can primarily be attributed to increased professional fee and telephone cost expenses between the two periods. Professional fees increased as a result of the Corporation retaining a transfer agent during late 2001, costs associated with the recently announced dividend reinvestment plan and expanded regulatory financial reporting requirements.

Provision for income taxes. The provision for income taxes increased $48,000 or 22.2% to $264,000 for the three months ended September 30, 2002, compared to $216,000 for the same period in the prior year. This increase is a direct result of the increase in net income before taxes between the two periods, partially offset by a decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities.

Comparison of Results for the Nine-month Periods Ended September 30, 2002 and 2001

General. The Corporation reported net income of $1.6 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. The $291,000 or 22.3% increase in net income for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was attributable to increases in net interest income and noninterest income of $802,000 and $2,000, respectively, partially offset by increases in the provision for loan losses, noninterest expense and the provision for income taxes of $173,000, $237,000 and $103,000, respectively.

Average Balance Sheet and Yield/Rate Analysis.


(Dollar amounts in thousands)                           Nine months ended September 30,
                                                     2002                             2001
                                     ------------------------------------------------------------------
                                       Average                  Yield /   Average              Yield /
                                       Balance    Interest       Rate     Balance   Interest     Rate
-------------------------------------------------------------------------------------------------------

Interest-earning assets:
-------------------------------------
Loans                                  $166,413     $9,346       7.49%  $153,818     $9,496       8.23%

Securities, taxable                      29,160      1,122       5.13%    19,431        904       6.20%
Securities, exempt from Federal tax      11,789        602       6.81%     7,513        387       6.88%
                                     ------------------------------------------------------------------
                                         40,949      1,724       5.61%    26,944      1,291       6.39%
                                     ------------------------------------------------------------------

Interest-earning cash equivalents         4,390         55       1.67%     7,281        236       4.32%
Federal bank stocks                       1,308         41       4.18%     1,250         61       6.51%
                                     ------------------------------------------------------------------
                                          5,698         96       2.25%     8,531        297       4.64%
                                     ------------------------------------------------------------------

Total interest-earning assets           213,060     11,166       6.99%   189,293     11,084       7.81%
Cash and due from banks                   5,554                            6,225
Other noninterest-earning assets          5,493                            5,481
                                     ------------------------------------------------------------------

Total assets                           $224,107    $11,166       6.64%  $200,999    $11,084       7.35%
                                     ==================================================================

Interest-bearing liabilities:
-------------------------------------
Interest-bearing demand deposits        $71,636       $613       1.14%   $64,806       $776       1.60%
Time deposits                            92,628      3,091       4.45%    84,730      3,850       6.06%
                                     ------------------------------------------------------------------
                                        164,264      3,704       3.01%   149,536      4,626       4.12%
                                     ------------------------------------------------------------------

Borrowed funds, term                      5,000        175       4.67%       733         32       5.82%
Borrowed funds, overnight                   115          1       1.16%         -          -       0.00%
                                     ------------------------------------------------------------------
                                          5,115        176       4.59%       733         32       5.82%
                                     ------------------------------------------------------------------

Total interest-bearing liabilities      169,379      3,880       3.05%   150,269      4,658       4.13%
Noninterest-bearing demand deposits      31,390          -          -     29,073          -          -
                                     ------------------------------------------------------------------

Total financial liabilities/cost of
 funds                                  200,769      3,880       2.58%   179,342      4,658       3.46%
Other noninterest-bearing liabilities     1,442                            1,240
                                     -----------                      -----------

Total liabilities                       202,211                          180,582
Stockholders' equity                     21,896                           20,417
                                     ------------------------------------------------------------------

Total liabilities and stockholders'
 equity                                $224,107     $3,880       2.58%  $200,999     $4,658       3.46%
                                     ==================================================================

Net interest income                                 $7,286                           $6,426
                                                ===========                      ===========

Interest rate spread (difference between                         3.94%                            3.68%
                                                           ===========                      ===========
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest                                4.56%                            4.53%
                                                           ===========                      ===========
income as a percentage of average
interest-earning assets)

Analysis of Changes in Net Interest Income.


(In thousands)                                             Nine months ended September 30,
                                                                   2002 versus 2001
                                                              Increase (decrease) due to
                                                 ---------------------------------------------------
                                                          Volume             Rate             Total
----------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                    $744            $(894)           $(150)
    Securities                                                605             (172)             433
    Interest-earning cash equivalents                         (71)            (110)            (181)
    Federal bank stocks                                         3              (23)             (20)
                                                 ---------------------------------------------------

    Total interest-earning assets                           1,281           (1,199)              82
                                                 ---------------------------------------------------

 Interest expense:
    Deposits                                                  423           (1,345)            (922)
    Borrowed funds                                            152               (8)             144
                                                 ---------------------------------------------------

    Total interest-bearing liabilities                        575           (1,353)            (778)
                                                 ---------------------------------------------------

 Net interest income                                         $706             $154             $860
                                                 ===================================================

Net interest income. Net interest income on a tax equivalent basis increased $860,000 or 13.4% to $7.3 million for the nine months ended September 30, 2002, compared to $6.4 million for the same period in the prior year. This increase can be attributed to an increase in interest income of $82,000 and a decrease in interest expense of $778,000.

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

Interest income. Interest income on a tax equivalent basis increased $82,000 to $11.2 million for the nine months ended September 30, 2002, compared to $11.1 million for the same period in the prior year. This net increase in interest income can be attributed to the aforementioned $93,000 collection and recognition of interest on a non-performing commercial real estate loan and an increase in interest earned on securities of $433,000; partially offset by decreases in interest earned on loans, cash equivalents and federal bank stocks of $150,000, $181,000 and $20,000, respectively.

Contributing to the increase in net interest income was an increase in average interest-earning assets of $23.8 million or 12.6% to $213.1 million for the nine months ended September 30, 2002, compared to $189.3 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and average securities of $12.6 million and $14.0 million, respectively, partially offset by a decrease in interest-earning cash equivalents of $2.9 million. Average loans receivable increased to $166.4 million and average securities increased to $40.9 million during the nine months ended September 30, 2002, compared to $153.8 million and $26.9 million, respectively, during the same period in the prior year. Partially offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 82 basis points to 6.99% for the nine months ended September 30, 2002, compared to 7.81% for the same period in the prior year. The yield on average loans, securities and interest-earning cash equivalents decreased to 7.49%, 5.61% and 1.67%, respectively, during the nine months ended September 30, 2002, compared to 8.23%, 6.39%, and 4.32%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $778,000 or 16.7% to $3.9 million for the nine months ended September 30, 2002, compared to $4.7 million for the same period in the prior year. This decrease in interest expense can be attributed to a 108 basis point decline in the interest rate on average interest-bearing liabilities to 3.05% during the nine months ended September 30, 2002, compared to 4.13% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 3.01% and 4.59%, respectively, during the nine months ended September 30, 2002, compared to 4.12% and 5.82%, respectively, for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities as average interest-bearing deposits and borrowed funds increased to $164.3 million and $5.1 million, respectively, during the nine months ended September 30, 2002, compared to $149.5 million and $733,000, respectively, during the same period in the prior year.

Provision for loan losses. The $173,000 increase in the Corporation's provision for loans losses between the nine-month periods ended September 30, 2002 and 2001 was the result of adjusting the allowance for loans losses to levels adequate to cover probable losses at September 30, 2002 based on management's periodic review of the collectibility of loans.

Noninterest income. Noninterest income increased $2,000 to $995,000 for the nine months ended September 30, 2002 compared to $993,000 for the same period in the prior year. This increase can be attributed to the aforementioned gain on the sale of loans held for sale partially offset by a lower volume of customer service fees between the two periods.

Noninterest expense. Noninterest expense increased $237,000 or 4.5% to $5.6 million during the nine months ended September 30, 2002, compared to $5.3 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other expenses of $176,000, $51,000 and $108,000, respectively, partially offset by a decrease in intangible amortization expense of $98,000.

Compensation and employee benefits expense increased $176,000 or 6.3% to $3.0 million during the nine months ended September 30, 2002, compared to $2.8 million for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods, partially offset by lower levels of full-time equivalent employees.

Other noninterest expense increased $108,000 or 7.24% to $1.6 million during the nine months ended September 30, 2002, compared to $1.5 million for the same period in the prior year. This increase can primarily be attributed to increased professional fee and telephone cost expenses between the two periods. Professional fees increased as a result of the Corporation retaining a transfer agent during late 2001, costs associated with the recently announced dividend reinvestment plan and expanded regulatory financial reporting requirements.

Provision for income taxes. The provision for income taxes increased $103,000 or 18.4% to $663,000 for the nine months ended September 30, 2002, compared to $560,000 for the same period in the prior year. This increase is a direct result of the increase in net income before taxes between the two periods, partially offset by a decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities during the latter half of 2001.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2002, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $16.2 million, and standby letters of credit totaling $636,000.

At September 30, 2002, time deposits amounted to $99.5 million or 48.8% of the Corporation's total consolidated deposits, including approximately $33.2 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2002, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $96.4 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

On July 30, 2002, President Bush signed into law new legislation that addresses accounting oversight and corporate governance. The new law creates a five-member oversight board appointed by the Securities and Exchange Commission (SEC) that will set standards for accountants and have investigative and disciplinary powers. The new legislation bars accounting firms from providing a number of consulting services to audit clients and requires accounting firms to rotate partners among client assignments every five years. The new legislation also increases penalties for financial crimes, requires expanded disclosure of corporate operations and internal controls, enhances controls on and reporting of insider trading, expands the SEC's budget, and places statutory separations between investment bankers and analysts. Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC. Management is currently evaluating what impacts the new legislation will have upon the Corporation. The Corporation utilizes its external attestation auditor only for audit services and assistance with the preparation of tax returns.

Item 3.  Controls and Procedures

(a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

      Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation

                           PART II - OTHER INFORMATION

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


EMCLAIRE FINANCIAL CORP.



Date:  November 8, 2002           By:      /s/ David L. Cox
                                  --------------------------------------------
                                  David L. Cox
                                  Chairman of the Board,
                                  President and Chief Executive Officer

Date:  November 8, 2002           By:      /s/ William C. Marsh
                                  --------------------------------------------
                                  William C. Marsh
                                  Treasurer/Secretary
                                  (Principal Financial and Accounting Officer)

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, David L. Cox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emclaire Financial Corp. (the Corporation);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

4. The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of Corporation's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                   By:      /s/ David L. Cox
                                          --------------------------------------
                                          David L. Cox
                                          Chairman of the Board,
                                          President and Chief Executive Officer

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, William C. Marsh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emclaire Financial Corp. (the Corporation);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

4. The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of Corporation's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002          By:      /s/ William C. Marsh
                                 -----------------------------------------------
                                 William C. Marsh
                                 Treasurer/Secretary
                                 (Principal Financial and Accounting Officer)