Form 10KSB
period 2002-12-31
EMCLAIRE FINANCIAL CORP
filed 2003-03-24
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the fiscal year ended:  December 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

                       For the transition period from:  ___________ to _________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $16,053,000

     As of February 28, 2003, there were issued and outstanding 1,332,835 shares of the Registrant's Common Stock.

The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 12, 2003, was $27,495,732 ($25.50 per share average bid and ask prices of $26.00 and $25.00, respectively, based on 1,078,264 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002 (Parts I, II, and IV).
2. Portions of the Proxy Statement for the April 29, 2003Annual Meeting of Stockholders (Part III).

   Transition Small Business Disclosure Format (Check one)  YES [   ]  NO [X]


                            EMCLAIRE FINANCIAL CORP.

                                TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.       Description of Business...................................................................................1

Item 2.       Description of Properties................................................................................16

Item 3.       Legal Proceedings........................................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders......................................................17

                                     PART II
                                     -------

Item 5.       Market for Common Equity and Related Stockholder Matters.................................................17

Item 6.       Management's Discussion and Analysis or Plan of Operation................................................17

Item 7.       Financial Statements.....................................................................................17

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................17

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters, and Control Persons; Compliance with
              Section 16(a) of the Exchange Act........................................................................18

Item 10.      Executive Compensation...................................................................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management...........................................18

Item 12.      Certain Relationships and Related Transactions...........................................................19

Item 13.      Exhibits and Reports on Form 8-K.........................................................................19

Item 14.      Controls and Procedures..................................................................................20

Signatures    .........................................................................................................21

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............................................22


PART I

Item 1.  Description of Business
--------------------------------

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

At December 31, 2002, the Corporation had $238.6 million in total assets, $22.7 million in stockholders' equity, $169.6 million in loans and $204.4 million in deposits.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Generally, loans are originated in the Bank's primary market area.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located in the Bank's primary lending area. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed-rate loan with a term of up to 15 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 33.3% of the total loan portfolio at December 31, 2002. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations, and other commercial purposes.

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

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2002, the Bank's loans-to-one borrower limit based upon 15% of unimpaired capital was $2.9 million. At December 31, 2002, the Bank's largest aggregation of loans to one borrower was approximately $2.5 million of loans secured by equipment and commercial real estate. At December 31, 2002, all of these loans were performing in accordance with their terms.

The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:


----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)            2002             2001            2000             1999             1998
                                  ---------------- ---------------- ---------------- ---------------- ----------------
                                   Dollar           Dollar           Dollar           Dollar           Dollar
                                   Amount        %  Amount        %  Amount        %  Amount        %  Amount        %
----------------------------------------------------------------------------------------------------------------------

Mortgage loans:
  Consumer                        $101,585   59.4% $100,420   62.0%  $92,429   60.9%  $90,232   64.7%  $87,137   64.9%
  Commercial                        34,986   20.4%   26,470   16.3%   24,661   16.2%   20,360   14.5%   18,381   13.6%
                                  --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

    Total real estate loans        136,571   79.8%  126,890   78.3%  117,090   77.1%  110,592   79.2%  105,518   78.5%

Other loans:
  Commercial business               21,913   12.9%   20,806   12.9%   20,084   13.3%   14,660   10.6%   14,223   10.7%
  Consumer                          12,660    7.4%   14,308    8.8%   14,618    9.6%   14,210   10.2%   14,508   10.8%
                                  --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

    Total other loans               34,573   20.2%   35,114   21.7%   34,702   22.9%   28,870   20.8%   28,731   21.5%
                                  --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

Total loans receivable             171,144  100.0%  162,004  100.0%  151,792  100.0%  139,462  100.0%  134,249  100.0%
                                            ======           ======           ======           ======           ======
Less:
  Allowance for loan losses          1,587            1,464            1,460            1,373            1,336
                                  ---------        ---------        ---------        ---------        ---------

Net loans receivable              $169,557         $160,540         $150,332         $138,089         $132,913
                                  =========        =========        =========        =========        =========


The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation's portfolio as of December 31, 2002. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.




----------------------------------------------------------------------------------------------------------
 (In thousands)                  Due in one     Due from one  Due from five   Due after
                                year or less   to five years  to ten years   ten years         Total
----------------------------------------------------------------------------------------------------------

Consumer mortgage                    $6,176       $12,447       $26,882         $56,080          $101,585
Commercial mortgage                   6,065        16,449         6,124           6,348            34,986
Commercial business                  10,711         6,953         3,224           1,025            21,913
Consumer                              6,730         5,875            55               -            12,660
                                ------------  ------------   -----------    ------------  ----------------

                                    $29,682       $41,724       $36,285         $63,453          $171,144
                                ============  ============   ===========    ============  ================


The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans as of December 31:

----------------------------------------------------------------------
 (In thousands)                             Fixed          Adjustable
                                           rates             rates
----------------------------------------------------------------------

Consumer mortgage                             $96,635           $4,950
Commercial mortgage                            12,798           22,188
Commercial business                            13,018            8,895
Consumer                                       11,699              961
                                      ----------------  --------------

                                             $134,150          $36,994
                                      ================  ==============

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

As of December 31, 2002, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $1.2 million or 0.49% of the Corporation's total assets.

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

The Corporation's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the asset is charged off immediately.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2002, the Corporation's classified and criticized assets amounted to $7.7 million with $3.3 million classified as substandard, $13,000 classified as loss and $4.4 million identified as special mention.

The following table sets forth information regarding the Corporation's non-performing assets as of December 31:


------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                        2002       2001       2000       1999       1998
------------------------------------------------------------------------------------------------------

Non-performing loans                               $1,160     $1,245       $900       $703     $1,309

 Total as a percentage of gross loans                0.69%      0.78%      0.59%      0.50%      0.98%
                                                ---------- ---------- ---------- ---------- ----------

Real estate acquired through foreclosure                3         20         33        104         80
                                                ---------- ---------- ---------- ---------- ----------
 Total as a percentage of total assets               0.00%      0.01%      0.02%      0.05%      0.04%
                                                ---------- ---------- ---------- ---------- ----------

Total non-performing assets                        $1,163     $1,265       $933       $807     $1,389
                                                ========== ========== ========== ========== ==========

Total non-performing assets
 as a percentage of total assets                     0.49%      0.58%      0.48%      0.42%      0.72%
                                                ========== ========== ========== ========== ==========

Allowance for loan losses as a
 percentage of non-performing loans                136.81%    117.59%    162.22%    195.31%    102.06%
                                                ========== ========== ========== ========== ==========

------------------------------------------------------------------------------------------------------

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio and REO properties each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2002 of $1.6 million is adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:


-------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                       2002      2001      2000      1999      1998
-------------------------------------------------------------------------------------------------

Balance at beginning of period                    $1,464    $1,460    $1,373    $1,336      $874

 Provision for loan losses                           381       154       209       162       200

 Allowance for loan losses of acquired
  companies                                            -         -         -         -       349

 Charge-offs:
  Mortgage loans                                     (36)      (27)      (34)      (12)      (21)
  Consumer and commercial business loans            (295)     (170)     (122)     (143)      (92)
                                                --------- --------- --------- --------- ---------
                                                    (331)     (197)     (156)     (155)     (113)

 Recoveries                                           73        47        34        30        26
                                                --------- --------- --------- --------- ---------

Balance at end of period                          $1,587    $1,464    $1,460    $1,373    $1,336
                                                ========= ========= ========= ========= =========

Ratio of net charge-offs to average loans
 outstanding                                        0.15%     0.10%     0.08%     0.09%     0.09%
                                                ========= ========= ========= ========= =========

Ratio of allowance to total loans at end of
 period                                             0.93%     0.90%     0.96%     0.98%     1.00%
                                                ========= ========= ========= ========= =========

Balance at end of period applicable to:
 Mortgage loans                                     $784      $607      $704      $613      $596
 Consumer and commercial business loans              803       857       756       760       740
                                                --------- --------- --------- --------- ---------
Balance at end of period                          $1,587    $1,464    $1,460    $1,373    $1,336
                                                ========= ========= ========= ========= =========

Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2002 approximately $16.5 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of capital.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yields and contractual maturities of the Corporation's securities as of December 31, 2002:

----------------------------------------------------------------------------------------------------------
 (In thousands)               Due in 1   Due from 1   Due from 5  Due after     No scheduled
                            year or less to 5 years  to 10 years  10 years        maturity        Total
----------------------------------------------------------------------------------------------------------

U.S. Government securities      $3,494      $11,994          $-     $1,998            $-          $17,486
Mortgage-backed securities           -            -           -         29             -               29
Municipal securities               879          959           -     14,677             -           16,515
Corporate securities             3,499        8,647           -          -             -           12,146
Equity securities                    -            -           -          -           971              971
                             ---------- ------------ ----------- ---------- ------------- ----------------

                                $7,872      $21,600          $-    $16,704          $971          $47,147
                             ========== ============ =========== ========== ============= ================

Estimated fair value            $7,991      $22,241          $-    $17,002        $1,514          $48,748
                             ========== ============ =========== ========== ============= ================

Weighted average yield (1)        4.63%        4.68%       0.00%      4.98%         4.53%            4.78%
                             ========== ============ =========== ========== ============= ================

(1) Weighted average yield is on a taxable equivalent basis and is calculated based upon amortized cost.

For additional information regarding the Corporation's investment portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the FHLB. In addition, the Bank can obtain advances from the FRB discount window. For a description of the Bank's sources of funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

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

For additional information regarding the Corporation's deposit base and borrowed funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a national association. As of December 31, 2002, the Bank had no subsidiaries.

Personnel

At December 31, 2002, the Bank had 102 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

     |X|  the demand for new loans
     |X| prepayment speeds experienced on various asset classes, particularly residential mortgage loans
     |X|  credit profiles of existing borrowers
     |X|  rates received on loans and securities
     |X|  rates paid on deposits and borrowings.

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

Regulation - The Corporation

The Corporation is a registered bank holding company and is subject to regulation under the Bank Holding Company Act (BCHA). The Corporation is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Corporation and its subsidiaries.

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

The Corporation's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

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

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

     |X| the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers
     |X| the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years
     |X|  enhanced independence of board audit committees
     |X| the prohibition of most personal loans to directors and executive officers (loans by the Bank in accordance with Regulation O are exempt)
     |X|  protection of whistle blowers
     |X|  increased civil and criminal penalties for financial crimes
     |X| expanded disclosure of corporate operations and internal controls and required certification of SEC filings containing financial information
     |X|  enhanced controls on, and reporting of, insider trading
     |X|  statutory separations between investment bankers and analysts.

The Corporation is currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws, in addition to current requirements, and requires various regulations, including:

     |X| due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons
     |X|  standards for verifying customer identification at account opening
     |X| rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering
     |X| reports by nonfinancial businesses filed with the Treasury Department's Financial Crimes Enforcement Network for cash transactions exceeding $10,000, and
     |X| filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On July 23, 2002, the Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans, a board approved customer identification program implementing reasonable procedures for:

     |X| verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
     |X| maintaining records of the information used to verify the person's identity; and
     |X| determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions.

Financial Services Modernization Legislation

General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLBA"). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The law also:

     |X| broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
     |X| provided an enhanced framework for protecting the privacy of consumer information;
     |X| adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
     |X| mdified the laws governing the implementation of the Community Reinvestment Act; and
     |X| adressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Corporation and the Bank do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Corporation and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and the Bank.

Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

     |X|  securities underwriting,
     |X|  dealing and market making,
     |X| sponsoring mutual funds and investment companies, |X| insurance underwriting and agency sales, |X| merchant banking, and
     |X| activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (CRA).

Failure to comply with the financial holding company election requirements or correct any noncompliance within a fixed period of time could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board:

     |X| lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;
     |X| providing any devise or other instrumentality for transferring money or other financial assets; or
     |X| arranging, effecting or facilitating financial transactions for the account of third parties.

A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Expanded Bank Activities. The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the CRA. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Privacy. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

     |X| initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
     |X| annual notices of their privacy policies to current customers; and |X| a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the GLBA's enactment, a number of states have implemented their own versions of privacy laws. The Corporation has implemented its privacy policies in accordance with the law.

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

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Corporation or other affiliates. Such restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See - "Prompt Corrective Action and Other Enforcement Mechanisms."

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

At December 31, 2002, the Bank's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory requirements. See
Note 10 in the audited consolidated financial statements included in the Annual Report and incorporated herein by reference.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank and the Corporation exceeded the required ratios for classification as "well capitalized."

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $.0170 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Proposed Legislation

From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate House of Representatives that would:

     |X|  Merge the BIF and the SAIF.
     |X| Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.
     |X| Increase deposit insurance coverage limits for municipal deposits. |X| Double deposit insurance coverage limits for individual retirement accounts.
     |X| Replace the current fixed 1.25% designated reserve ratio with a reserve range of 1.15%-1.40%, giving the FDIC discretion in determining a level adequate within this range.

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the records of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or another bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted March 22, 1999, the Bank was rated satisfactory in complying with its CRA obligations.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

     |X| 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or
     |X|  a certain percentage of its FHLB advances or borrowings.

The Bank's required investment in FHLB stock, based on December 31, 2002 financial data, was approximately $965,000. At December 31, 2002, the Bank had $965,000 of FHLB stock.

The GLBA made significant reforms to the FHLB system, including:

     |X| Expanded Membership - (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and
          (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).
     |X| New Capital Structure - each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years of notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including our FHLB of Pittsburgh, submitted capital plans for review and approval by the Federal Housing Finance Board.
     |X| Voluntary Membership - federally chartered savings associations, such as the Bank, are no longer required to be members of the system.
     |X| REFCorp Payments - changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

At this time it is not possible to predict the impact, if any, such changes or the recently submitted capital plan will have on the Corporation's financial condition or results of operations.

Item  2.  Description of Property

(a) Properties. The Corporation owns no real property but utilizes the main office of the Bank. The Corporation's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The following table sets forth information with respect to the Bank's offices at December 31, 2002:


-----------------------------------------------------------------------------------------------------------------
Dollar amounts in thousands                                           Owned     Lease      Net Book    Deposits
                                                                       or     Expiration   Value or       at
Location                                                    County   Leased    Date (1)   Annual Rent 12/31/2002
-----------------------------------------------------------------------------------------------------------------

Corporate and Bank Main Offices:
--------------------------------

   Headquarters and Main Office                            Venango    Owned           --       $513      $46,997
   612 Main Street, Emlenton, Pennsylvania 16373

   Data Center                                             Venango    Owned           --        884           --
   708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices
-------------------

   Bon Aire Office                                          Butler   Leased      May 2011        35       26,439
   1101 North Main Street, Butler, Pennsylvania 16003

   Brookville Office                                      Jefferson   Owned           --        232       20,629
   263 Main Street, Brookville, Pennsylvania 15825

   Clarion Wood Street Office                              Clarion    Owned           --        369       27,990
   Sixth & Wood Street, Clarion, Pennsylvania 16214

   Clarion Mall Office (2)                                 Clarion   Leased     March 2003       66        5,236
   Room 400, Clarion Mall, Clarion, Pennsylvania 16214

   DuBois Office                                          Clearfield Leased     June 2005        20       12,104
   861 Beaver Drive, Dubois, Pennsylvania 15801

   East Brady Office                                       Clarion    Owned           --         54       16,331
   323 Kelly's Way, East Brady, Pennsylvania
    16028

   Eau Claire Office                                        Butler    Owned           --        158       12,685
   207 Washington Street, Eau Claire, Pennsylvania 16030

   Knox Office                                             Clarion   Leased    December 2011     25       24,910
   Route 338 South, Knox, Pennsylvania 16232

   Meridian Office (3)                                      Butler   Leased    December 2012      -           42
   101 Meridian Road, Butler, Pennsylvania 16003

   Ridgway Office                                            Elk      Owned           --        159       11,062
   173 Main Street, Ridgway, Pennsylvania 15853
                                                                                                     ------------

                                                                                                        $204,425
                                                                                                     ============

-----------------------------------------------------------------------------------------------------------------

(1) Lease agreements for leased offices typically include renewal options.
(2) The Clarion Mall office will be closed at the expiration of its lease in the first quarter of 2003 and operations will be consolidated with the Clarion Wood Street Office.
(3) The Meridian Office opened for business in January 2003.

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2002.

PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters
---------------------------------------------------------------------------

The information contained under the section captioned "Common Stock Information" in the Corporation's Annual Report for the fiscal year ended December 31, 2002, is incorporated herein by reference. For information with respect to equity compensation plans, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

Effective March 21, 2002, the Corporation replaced its independent auditors, S.R. Snodgrass, A.C. (S.R. Snodgrass) with Crowe, Chizek and Company LLP (Crowe Chizek). S.R. Snodgrass' report on the Corporation's financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation's Audit Committee. During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Corporation and S.R. Snodgrass on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of S.R. Snodgrass, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-B occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to the date hereof.

During the two fiscal years and the subsequent interim period prior to March 21, 2002, the Corporation did not consult Crowe Chizek regarding any of the matters or events set forth in Item 304(a)(2)(v) and (ii) of Regulation S-B.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
----------------------------------------------------------------------

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" is incorporated by reference to the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 2003 (the Proxy Statement) which will be filed no later than 120 days following the Corporation's fiscal year end.

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

         (d)      Securities Authorized for Issuance Under Equity Compensation
                  Plans

                  Not applicable. The Corporation does not maintain any equity compensation plans.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Information as to Nominees, Directors and Executive Officers" in the Proxy Statement.


Item 13.  Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

              3.1     Articles of Incorporation of Emclaire Financial Corp. (1)

              3.2     Bylaws of Emclaire Financial Corp. (1)

              4       Specimen Stock Certificate of Emclaire Financial Corp. (2)

              10.1 Form of Change in Control Agreement between Registrant and two executive officers. (3)

              10.2 Form of Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees.

              10.3 Form of Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers.

              11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report).

              13 Annual Report to Stockholders for the fiscal year ended December 31, 2002.

              20 Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan.(4)

              21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

              99.1    Chief Executive Officer 906 Certification.

              99.2    Chief Financial Officer 906 Certification.


(b) Reports on Form 8-K.

    None.

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 14.  Controls And Procedures.
----------------------------------

(a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports in compliance with the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Corporation's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Management, including the Corporation's Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced in paragraph
     (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 20, 2003     By:   /s/ David L. Cox
                                ------------------------------------------------
                                David L. Cox
                                President, Chief Executive Officer, and Director (Duly Authorized Representative)

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

Date: March 20, 2003                                          Date: March 20, 2003

By:    /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
      -----------------------------------------------              ------------------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 20, 2003                                          Date:March 20, 2003


By:    /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
      -----------------------------------------------              ------------------------------------------------
      Bernadette H. Crooks                                         George W. Freeman
      Director                                                     Director

Date: March 20, 2003                                          Date: March 20, 2003


By:    /s/ Rodney C. Heeter                                   By:   /s/ Robert L. Hunter
      -----------------------------------------------              ------------------------------------------------
      Rodney C. Heeter                                             Robert L. Hunter
      Director                                                     Director

Date: March 20, 2003                                          Date: March 20, 2003


By:    /s/ J. Michael King                                    By:  /s/ John B. Mason
      -----------------------------------------------              ------------------------------------------------
      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 20, 2003                                          Date: March 20, 2003


By:    /s/ Elizabeth C. Smith
      -----------------------------------------------
      Elizabeth C. Smith
      Director

Date:  March 20, 2003

                                 CERTIFICATIONS

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, David L. Cox, Chief Executive Officer and President, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Emclaire Financial
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                    By:      /s/ David L. Cox
                                             ----------------
                                             David L. Cox
                                             Chairman, Chief Executive Officer
                                             and President

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, William C. Marsh, Secretary and Treasurer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Emclaire Financial
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003

                                            By:      /s/ William C. Marsh
                                                     -----------------------
                                                     William C. Marsh
                                                     Chief Financial Officer
                                                     Treasurer and Secretary