Form 10QSB
period 2003-03-31
EMCLAIRE FINANCIAL CORP
filed 2003-05-13
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: March 31, 2003
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.   Yes          No
                                                      ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer's common stock outstanding as of April 30, 2003:

     Common Stock, $1.25 par value                         1,332,835
     -----------------------------                         ---------
                 (Class)                                 (Outstanding)

     ------------------------------------

Transitional Small Business Disclosure Format (Check one):       Yes    X   No
                                                            ----      ----


                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2003 and December 31, 2002............................................1

              Consolidated Income Statements for the three months
              ended March 31, 2003 and 2002...................................................2

              Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended March 31, 2003................................3

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and 2002............................................4

              Notes to Consolidated Financial Statements......................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations................................8

Item 3.       Controls and Procedures........................................................13



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................14

Item 2.       Changes in Securities..........................................................14

Item 3.       Defaults Upon Senior Securities................................................14

Item 4.       Submission of Matters to a Vote of Security Holders............................14

Item 5.       Other Information..............................................................14

Item 6.       Exhibits and Reports on Form 8-K...............................................14

              Signatures.....................................................................15

              Controls and Procedures Certifications.........................................16



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 2003 and December 31, 2002
                (Dollar amounts in thousands, except share data)


                                                                          March 31,        December 31,
                                                                            2003               2002
                                                                         (unaudited)
                                                                         -----------       ------------


                              Assets
                              ------

Cash and due from banks                                                    $   8,101        $   5,495
Interest-earning deposits in banks                                             6,921            2,221
Federal funds sold                                                                 -                -
                                                                           ---------        ---------
     Cash and cash equivalents                                                15,022            7,716
Securities available for sale                                                 47,955           48,719
Securities held to maturity; fair value of $18 and $29                            18               29
Loans receivable held for sale                                                   402                -
Loans receivable, net of allowance for loan losses of $1,620 and $1,587      169,229          169,557
Federal bank stocks, at cost                                                   1,525            1,298
Bank-owned life insurance                                                      4,109            4,054
Accrued interest receivable                                                    1,270            1,325
Premises and equipment                                                         3,983            3,678
Goodwill                                                                       1,422            1,422
Core deposit intangibles                                                         133              169
Prepaid expenses and other assets                                                944              610
                                                                           ---------        ---------
         Total assets                                                      $ 246,012        $ 238,577
                                                                           =========        =========

               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities:
   Deposits:
     Noninterest bearing                                                    $ 36,245         $ 32,762
     Interest bearing                                                        175,005          171,663
                                                                           ---------        ---------
         Total deposits                                                      211,250          204,425
   Borrowed funds                                                             10,000           10,000
   Accrued interest payable                                                      454              467
   Accrued expenses and other liabilities                                      1,284            1,005
                                                                           ---------        ---------
       Total liabilities                                                     222,988          215,897
                                                                           ---------        ---------


Stockholders' Equity:
   Preferred stock, $1.00 par value, 3,000,000 shares authorized;
     none issued                                                                   -                -
   Common stock, $1.25 par value, 12,000,000 shares authorized;
     1,395,852 shares issued and 1,332,835 shares outstanding                  1,745            1,745
   Additional paid-in capital                                                 10,871           10,871
   Treasury stock, at cost; 63,017 shares                                       (971)            (971)
   Retained earnings                                                          10,238            9,978
   Accumulated other comprehensive income                                      1,141            1,057
                                                                           ---------        ---------
       Total stockholders' equity                                             23,024           22,680
                                                                           ---------        ---------
         Total liabilities and stockholders' equity                        $ 246,012        $ 238,577
                                                                           =========        =========

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                         Consolidated Income Statements
               For the three months ended March 31, 2003 and 2002
                (Dollar amounts in thousands, except share data)


                                                  Three months ended
                                                       March 31,
                                                 ---------------------
                                                    2003       2002
                                                 ---------- ----------

Interest and dividend income:
  Loans receivable                                  $2,981     $3,143
  Securities:
      Taxable                                          342        369
      Exempt from federal income tax                   193        141
  Federal bank stocks                                   15         15
  Deposits with banks and federal funds sold            13         13
                                                 ---------- ----------
    Total interest income                            3,544      3,681
                                                 ---------- ----------

Interest expense:
  Deposits                                           1,110      1,228
  Borrowed funds                                       107         60
                                                 ---------- ----------
    Total interest expense                           1,217      1,288
                                                 ---------- ----------

Net interest income                                  2,327      2,393
  Provision for loan losses                             75        111
                                                 ---------- ----------

Net interest income after provision for loan
 losses                                              2,252      2,282
                                                 ---------- ----------

Noninterest income:
  Service fees                                         243        230
  Gain on sale of securities held for sale              14          -
  Earnings on bank-owned life insurance                 58          -
  Other                                                 68         67
                                                 ---------- ----------
    Total noninterest income                           383        297
                                                 ---------- ----------

Noninterest expense:
  Compensation and employee benefits                 1,093      1,014
  Premises and equipment, net                          289        289
  Intangible amortization expense                       36         49
  Other                                                502        563
                                                 ---------- ----------
    Total noninterest expense                        1,920      1,915
                                                 ---------- ----------

Net income before provision for income taxes           715        664
  Provision for income taxes                           175        181
                                                 ---------- ----------

Net income                                            $540       $483
                                                 ========== ==========

   Net income per share                              $0.41      $0.36
   Dividends per share                               $0.21      $0.19

  Weighted average common shares outstanding     1,332,835  1,332,835

          See accompanying notes to consolidated financial statements.



                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholder's Equity
                    For the three months ended March 31, 2003
                          (Dollar amounts in thousands)


                                                                                              Accumulated
                                                            Additional                            Other         Total
                                                   Common    Paid-in    Treasury    Retained  Comprehensive Stockholders'
                                                   Stock     Capital     Stock      Earnings  Income (Loss)    Equity
                                                ----------- ---------- ---------- ----------- ------------- -------------

Balance at December 31, 2002                        $1,745    $10,871      $(971)     $9,978        $1,057       $22,680

Comprehensive income:
  Net income                                             -          -          -         540             -           540
  Change in net unrealized gain on
    securities available for sale, net of
    taxes of $45                                         -          -          -           -            84            84
                                                                                                            -------------
Comprehensive income                                                                                                 624
                                                                                                            -------------

Dividends paid                                           -          -          -        (280)            -          (280)
                                                ----------- ---------- ---------- ----------- ------------- -------------

Balance at March 31, 2003                           $1,745    $10,871      $(971)    $10,238        $1,141       $23,024
                                                =========== ========== ========== =========== ============= =============


          See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)



Operating activities:
  Net income                                                               $540          $483
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization for premises and equipment                98           119
     Provision for loan losses                                               75           111
     Amortization of premiums and accretion of discounts, net                45            18
     Gain on sale of securities available for sale                           14             -
     Earnings on bank-owned life insurance, net                             (55)            -
     Amortization of intangible assets                                       36            49
     Decrease (increase) in accrued interest receivable                      55           (54)
     Decrease (increase) in prepaid expenses and other assets              (334)           (5)
     Increase (decrease) in accrued interest payable                        (13)          (18)
     Increase (decrease) in accrued expenses and other liabilities          279           208
     Other                                                                  (49)           25
                                                                      ----------    ----------
   Net cash from operating activities                                       691           936
                                                                      ----------    ----------

Lending and Investing Activities:
  Loan originations, net of principal collections                          (173)       (3,970)
  Purchases of securities available for sale                            (13,023)       (3,239)
  Purchases of Federal bank stocks                                         (227)            -
  Repayments, maturities and calls of securities available for sale      13,640         3,975
  Principal repayments of securities held to maturity                        11             -
  Proceeds from the sale of securities available for sale                   245             -
  Purchases of premises and equipment                                      (403)         (149)
                                                                      ----------    ----------
   Net cash from lending and investing activities                            70        (3,383)
                                                                      ----------    ----------

Deposit and Financing Activities:
  Net increase in deposits                                                6,825         3,474
  Dividends paid on common stock                                           (280)         (253)
                                                                      ----------    ----------
   Net cash from deposit and  financing activities                        6,545         3,221
                                                                      ----------    ----------

Net increase in cash equivalents                                          7,306           774
Cash equivalents at beginning of period                                   7,716         9,157
                                                                      ----------    ----------
Cash equivalents at end of period                                       $15,022        $9,931
                                                                      ==========    ==========

Supplemental information:

  Interest paid                                                          $1,230        $1,306
  Income taxes paid                                                          48            50

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

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-QSB and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, as contained in the Corporation's 2002 Annual Report to Stockholders.

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

3.       Comprehensive Income

         Total comprehensive income was comprised of the following for the three month period ended March 31:


                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
In thousands                                               2003      2002
--------------------------------------------------------------------------

Net income                                                 $540      $483
Change in net unrealized gain on securities available
 for sale, net of taxes                                      84       (69)
                                                        -------- ---------

Comprehensive income                                       $624      $414
                                                        ======== =========

4.       Securities

         The following table summarizes the Corporation's securities as of the respective dates:


(In thousands)                                Amortized    Unrealized   Unrealized    Fair
                                                cost         gains       losses       value
----------------------------------------------------------------------------------------------

Available for sale:
-------------------
  March 31, 2003:
    U.S. Government securities                   $13,678         $270          $-     $13,948
    Municipal securities                          16,017          420         (74)     16,363
    Corporate securities                          15,199          437         (21)     15,615
    Equity securities                              1,333          696           -       2,029
                                            ------------- ------------ ----------- -----------
                                                 $46,227       $1,823        $(95)    $47,955
                                            ============= ============ =========== ===========
  December 31, 2002:
    U.S. Government securities                   $17,486         $350          $-     $17,836
    Municipal securities                          16,515          391         (99)     16,807
    Corporate securities                          12,146          421          (5)     12,562
    Equity securities                                971          543           -       1,514
                                            ------------- ------------ ----------- -----------
                                                 $47,118       $1,705       $(104)    $48,719
                                            ============= ============ =========== ===========
Held to maturity:
-----------------
  March 31, 2003:
    Mortgage-backed securities                       $18           $-          $-         $18
                                            ------------- ------------ ----------- -----------
                                                     $18           $-          $-         $18
                                            ============= ============ =========== ===========
  December 31, 2002:
    Mortgage-backed securities                       $29           $-          $-         $29
                                            ------------- ------------ ----------- -----------
                                                     $29           $-          $-         $29
                                            ============= ============ =========== ===========

5.       Loans Receivable

         The Corporation's loans receivable as of the respective dates are summarized as follows:


                                           March 31,              December 31,
(In thousands)                               2003                     2002
--------------------------------------------------------------------------------

Mortgage loans:
  Residential first mortgage                   $80,766                  $82,449
  Home equity                                   20,001                   19,136
  Commercial real estate                        36,291                   34,986
                                        ---------------          ---------------
                                               137,058                  136,571
Other loans:
  Consumer                                      12,424                   12,660
  Commercial business                           21,367                   21,913
                                        ---------------          ---------------
                                                33,791                   34,573
                                        ---------------          ---------------

Total gross loans                              170,849                  171,144

Less allowance for loan losses                   1,620                    1,587
                                        ---------------          ---------------

                                              $169,229                 $169,557
                                        ===============          ===============

6.       Deposits

         The Corporation's deposits as of the respective dates are summarized as follows:


(Dollar amounts in thousands)                 March 31, 2003                December 31, 2002
                                      ------------------------------ -------------------------------

                                      Weighted                       Weighted
                                      average                        average
Type of accounts                        rate      Amount      %        rate      Amount        %
----------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                 -   $36,245       17.2%       -      $32,762      16.0%
Interest-bearing demand deposits          0.84%   76,014       36.0%    0.88%      72,637      35.5%
Time deposits                             3.85%   98,991       46.9%    3.97%      99,026      48.4%
                                                --------- ----------          ------------ ---------

                                          2.11% $211,250      100.0%    2.24%    $204,425     100.0%
                                                ========= ==========          ============ =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three month period ended March 31, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

Discussions of certain matters in this Report on Form 10-QSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $7.4 million or 3.1% to $246.0 million at March 31, 2003 from $238.6 million at December 31, 2002. This net increase was comprised of an increase in cash and cash equivalents of $7.3 million. Loans and securities remained stable at $169.6 million and $48.0 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $7.1 million or 3.3% and $344,000 or 1.5%, respectively. The increase in total liabilities was primarily the result of an increase in deposits of $6.8 million. This increase in deposits funded the Corporation's asset growth for the period. The increase in stockholders' equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $260,000 and $84,000, respectively.

Cash and cash equivalents. Cash and cash equivalents increased $7.3 million or 94.7% to $15.0 million at March 31, 2003 from $7.7 million at December 31, 2002. The net increase between March 31, 2003 and December 31, 2002 was primarily the result of the aforementioned increase in customer deposits. Management intends to deploy these funds in loans and securities during the second quarter of 2003.

Securities. The Corporation's securities portfolio decreased $775,000 or 1.6% to $48.0 million at March 31, 2003 from $48.7 million at December 31, 2002. This net decrease was primarily the result of security maturities and calls of $13.9 million, during the three months ended March 31, 2003. Partially offsetting the decrease in the portfolio resulting from maturities and calls were security purchases of $13.1 million, during the period.

Security purchases were comprised of U.S. government agency, corporate and marketable equity securities of $7.2 million, $5.3 million and $593,000, respectively. Security maturities and calls were comprised of U.S. government agency, tax-free municipal, corporate and marketable equity securities of $11.0 million, $500,000, $2.3 million and $135,000, respectively. Corporate securities that were purchased and that matured during the period included primarily short-term commercial paper utilized to manage interest-earned on funds maintained for liquidity purposes. At March 31, 2003, the Corporation maintained $3.7 million in commercial paper that is scheduled to mature within three months.

Loans receivable. Net loans receivable remained stable at $169.6 million, including $402,000 of loans held for sale, at March 31, 2003. The composition of the Corporation's loan portfolio shifted slightly from residential mortgages to commercial mortgages and home equity loan products as consumers have continued to refinance their first mortgage loans in this low interest rate environment. For the most part, the Bank has been able to stem residential mortgages exiting the institution, but during the first quarter of 2003, amortization and refinancing activity slightly outpaced new production. Also contributing to the reduction in residential mortgages was the identification of certain loans to be sold as discussed below. The commercial real estate loan portfolio has grown during the first three months of 2003 due to the retention of several large commercial customers as efforts continue to expand commercial lending activities in the Bank's existing markets. The increase in home equity loans outstanding is the direct result of specific home equity loan product development and related marketing campaigns put forth through the Bank' s retail branch network.

During the first quarter of 2003, management identified and designated $402,000 of residential mortgage loans for sale in the secondary market. These loans were originated for sale and met certain interest rate and term parameters established by management in connection with managing the Corporation's asset and liability mix and interest rate risk. The loans were originated during the first quarter of 2003 and the sale of these loans is expected occur in April 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.3 million or 0.53% and $1.2 million or 0.49% of total assets at March 31, 2003 and December 31, 2002, respectively.

Deposits. Total deposits increased $6.8 million or 3.3% to $211.3 million at March 31, 2003 from $204.4 million at December 31, 2002. This increase was comprised of increases in noninterest bearing and interest bearing deposits of $3.5 million and $3.3 million, respectively. The general increase in deposits during the period can be attributed primarily to: (1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the opening of a new branch banking office in Butler County, PA in late January 2003.

Stockholders' equity. Stockholders' equity increased $344,000 or 1.5% to $23.0 million at March 31, 2003 from $22.7 million at December 31, 2002. This increase was principally the result of an increase in retained earnings of $260,000, comprised of net income of $540,000 offset by dividends paid of $280,000, and an increase in accumulated other comprehensive income of $84,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three-Month Periods Ended March 31, 2003 and 2002

General. The Corporation reported net income of $540,000 and $483,000 for the three months ended March 31, 2003 and 2002, respectively. The $57,000 or 11.8% increase in net income for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was attributable to an increase in noninterest income of $86,000 and a decrease in the provision for loan losses and the provision for income taxes of $36,000 and $6,000, respectively. Partially offsetting these favorable variances was an increase in noninterest expense of $5,000 and a decrease in net interest income of $66,000.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.



(Dollar amounts in thousands)                                    Three months ended March 31,

                                                           2003                              2002
                                              -------------------------------- ----------------------------------
                                                Average               Yield /    Average                Yield /
                                                Balance   Interest     Rate      Balance    Interest     Rate
-----------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
  Loans, taxable                               $166,929     $2,937       7.14%   $161,124     $3,113        7.84%
  Loans, tax exempt                               4,137         62       6.08%      2,820         44        6.32%
                                              ---------- ---------- ---------- ----------- ---------- -----------
                                                171,066      2,999       7.11%    163,944      3,157        7.81%
                                              ---------- ---------- ---------- ----------- ---------- -----------

  Securities, taxable                            30,356        342       4.57%     27,882        369        5.37%
  Securities, tax exempt                         16,760        274       6.62%     11,685        205        7.11%
                                              ---------- ---------- ---------- ----------- ---------- -----------
                                                 47,116        616       5.30%     39,567        574        5.88%
                                              ---------- ---------- ---------- ----------- ---------- -----------

  Interest-earning cash equivalents               5,076         13       1.04%      3,281         13        1.61%
  Federal bank stocks                             1,487         15       4.09%      1,261         15        4.82%
                                              ---------- ---------- ---------- ----------- ---------- -----------
                                                  6,563         28       1.73%      4,542         28        2.50%
                                              ---------- ---------- ---------- ----------- ---------- -----------

  Total interest-earning assets                 224,745      3,643       6.57%    208,053      3,759        7.33%
     Cash and due from banks                      5,347                             4,536
     Other noninterest-earning assets             9,854                             5,504
                                              ---------- ---------- ---------- ----------- ---------- -----------

     Total assets                              $239,946     $3,643       6.16%   $218,093     $3,759        6.99%
                                              ========== ========== ========== =========== ========== ===========

Interest-bearing liabilities:
-----------------------------
  Interest-bearing demand deposits              $73,386       $157       0.87%    $70,220       $203        1.17%
  Time deposits                                  99,238        953       3.89%     90,169      1,025        4.61%
                                              ---------- ---------- ---------- ----------- ---------- -----------
                                                172,624      1,110       2.61%    160,389      1,228        3.11%
                                              ---------- ---------- ---------- ----------- ---------- -----------

  Borrowed funds, term                           10,000        107       4.34%      5,000         59        4.79%
  Borrowed funds, overnight                          32          0       1.44%        145          1        2.80%
                                              ---------- ---------- ---------- ----------- ---------- -----------
                                                 10,032        107       4.33%      5,145         60        4.73%
                                              ---------- ---------- ---------- ----------- ---------- -----------

  Total interest-bearing liabilities            182,656      1,217       2.70%    165,534      1,288        3.16%
     Noninterest-bearing demand deposits         32,940          -          -      29,050                      -
                                              ---------- ---------- ---------- ----------- ---------- -----------

    Funding and cost of funds                   215,596      1,217       2.29%    194,584      1,288        2.68%
     Other noninterest-bearing liabilities        1,416                             2,091
                                              ----------                       -----------

     Total liabilities                          217,012                           196,675
     Stockholders' equity                        22,934                            21,418
                                              ---------- ---------- ---------- ----------- ---------- -----------

     Total liabilities and stockholders'
      equity                                   $239,946     $1,217       2.29%   $218,093     $1,288        2.68%
                                              ========== ========== ========== =========== ========== ===========

Net interest income                                         $2,426                            $2,471
                                                         ==========                        ==========

Interest rate spread (difference between                                 3.87%                              4.17%
                                                                    ==========                        ===========
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)

Net interest margin (net interest                                        4.38%                              4.82%
  income as a percentage of average                                 ==========                        ===========
  interest-earning assets)

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

 (In thousands)                          Three months ended March 31,
                                               2003 versus 2002
                                          Increase (decrease) due to
                                       -------------------------------
                                         Volume      Rate      Total
----------------------------------------------------------------------
 Interest income:
    Loans                                   $133      $(291)    $(158)
    Securities                               103        (61)       42
    Interest-earning cash equivalents          6         (6)        -
    Federal bank stocks                        2         (2)        -
                                       ---------- ---------- ---------

    Total interest-earning assets            244       (360)     (116)
                                       ---------- ---------- ---------

 Interest expense:
    Deposits                                  89       (207)     (118)
    Borrowed funds                            52         (5)       47
                                       ---------- ---------- ---------

    Total interest-bearing liabilities       141       (212)      (71)
                                       ---------- ---------- ---------

 Net interest income                        $103      $(148)     $(45)
                                       ========== ========== =========

Net interest income. Net interest income on a tax equivalent basis decreased $45,000 or 1.8% to $2.426 million for the three months ended March 31, 2003, compared to $2.471 million for the same period in the prior year. This net decrease can be attributed to an decrease in interest income of $116,000 partially offset by a decrease in interest expense of $71,000.

Aside from changes in the volume and rates of interest-earning assets and interest-bearing liabilities discussed herein, $93,000 of the decrease in net interest income between the periods can be attributed to the payoff of a previously non-performing commercial real estate loan in March 2002 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and therefore interest collected was appropriately recorded as loan interest income during the quarter ended March 31, 2002.

Interest income. Interest income on a tax equivalent basis decreased $116,000 or 3.1% to $3.6 million for the three months ended March 31, 2003, compared to $3.7 million for the same period in the prior year. This net decrease in interest income can be attributed to a decrease in interest earned on loans of $158,000 partially offset by an increase in interest earned on securities of $42,000.

During the three months ended March 31, 2003, average interest-earning assets increased $16.7 million or 8.0% to $224.7 million, compared to $208.0 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable, securities and interest-earning cash equivalents of $7.1 million, $7.5 million and $2.0 million, respectively. Average loans receivable increased to $171.1 million and average securities increased to $47.1 million during the three months ended March 31, 2003, compared to $163.9 million and $39.6 million, respectively, during the same period in the prior year. Offsetting the increase in interest income due to the increase in volume of interest-earning assets was a decrease in the yield on interest earning assets of 76 basis points to 6.57% for the three months ended March 31, 2003, compared to 7.33% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 7.11%, 5.30% and 1.73%, respectively, during the three months ended March 31, 2003, compared to 7.81%, 5.88%, and 2.50%, respectively, for the same period in the prior year.

Interest expense. Interest expense decreased $71,000 or 5.5% to $1.217 million for the three months ended March 31, 2003, compared to $1.288 million for the same period in the prior year. This decrease in interest expense can be attributed to a 39 basis point decline in the interest rate on average interest-bearing liabilities to 2.29% during the three months ended March 31, 2003, compared to 2.68% for the same period in the prior year. The average cost of deposits decreased to 2.61% during the three months ended March 31, 2003, compared to 3.11% for the same period in the prior year.

The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $172.6 million and $10.0 million, respectively, during the three months ended March 31, 2003, compared to $160.4 million and $5.1 million, respectively, during the same period in the prior year.

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $36,000 decrease in the Corporation's provision for loans losses between the three-month periods ended March 31, 2003 and 2002 can be attributed to the overall adequacy of the Corporation's allowance for loan losses at March 31, 2003, as well as the lower volume of loan charge-offs during the first quarter 2003 versus the same quarter in 2002.

Noninterest income. Noninterest income increased $86,000 or 29.0% to $383,000 during the three months ended March 31, 2003, compared to $297,000 during the same period in the prior year. This increase can principally be attributed to the increase in service fees, gains on sales of marketable equity securities and earnings on bank-owned life insurance of $13,000, $14,000 and $58,000, respectively.

Noninterest expense. Noninterest expense increased $5,000 to $1.920 million during the three months ended March 31, 2003, compared to $1.915 million during the same period in the prior year. This increase in noninterest expense can be attributed to an increase in compensation and employee benefits expense of $79,000, partially offset by a decrease in intangible amortization expense and other noninterest expenses of $13,000 and $61,000, respectively.

Compensation and employee benefits expense increased $79,000 or 7.8% to $1.093 million during the three months ended March 31, 2003, compared to $1.014 million for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods, partially offset by lower levels of full-time equivalent employees.

Other noninterest expense decreased $61,000 or 10.8% to $502,000 during the three months ended March 31, 2003, compared to $563,000 for the same period in the prior year. This decrease can primarily be attributed to decreased telephone cost expenses, software depreciation, travel and entertainment expenses, and insurance cost expenses between the two periods. Partially offsetting this favorable variance was an increase in printing and office supplies and marketing expenses associated with the introduction of the Bank's internet banking product.

Provision for income taxes. The provision for income taxes decreased $6,000 or 3.3% to $175,000 for the three months ended March 31, 2003, compared to $181,000 for the same period in the prior year. This decrease is a direct result of the decrease in the Corporation's effective tax rate as a result of increased investment in tax-free municipal securities.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2003, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $13.2 million, and standby letters of credit totaling $545,000.

At March 31, 2003, time deposits amounted to $99.0 million or 46.9% of the Corporation's total consolidated deposits, including approximately $31.3 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2003, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $102.8 million.

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

None.

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


EMCLAIRE FINANCIAL CORP.



Date:  May 13, 2003                By:      /s/ David L. Cox
                                   --------------------------------------------
                                   David L. Cox
                                   Chairman of the Board,
                                   President and Chief Executive Officer

Date:  May 13, 2003                By:      /s/ William C. Marsh
                                   --------------------------------------------
                                   William C. Marsh
                                   Treasurer/Secretary
                                   (Principal Financial and Accounting Officer)

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


Date:  May 13, 2003                      By:      /s/ David L. Cox
                                         ---------------------------------------
                                         David L. Cox
                                         Chairman of the Board,
                                         President and Chief Executive Officer

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


Date:  May 13, 2003            By:      /s/ William C. Marsh
                               --------------------------------------------
                               William C. Marsh
                               Treasurer/Secretary
                               (Principal Financial and Accounting Officer)