Form 10QSB
period 2003-06-30
EMCLAIRE FINANCIAL CORP
filed 2003-08-08
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2003

     [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission File Number: 000-18464


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Pennsylvania                                                      25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer
                                                             Identification No.)


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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.          Yes     X   No
                                                  -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer's common stock outstanding as of July 31, 2003:

Common Stock, $1.25 par value                                  1,282,835
-----------------------------                                  ---------
            (Class)                                          (Outstanding)

------------------------------------

Transitional Small Business Disclosure Format (Check one):        Yes   X   No
                                                             -----    -----

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              June 30, 2003 and December 31, 2002..............................1

              Consolidated Income Statements for the three and six
              months ended June 30, 2003 and 2002..............................2

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 2003 and 2002..............................3

              Consolidated Statement of Changes in Stockholders'
              Equity for the six months ended June 30, 2003....................4

              Notes to Consolidated Financial Statements.......................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.................8

Item 3.       Controls and Procedures.........................................17


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................18

Item 2.       Changes in Securities...........................................18

Item 3.       Defaults Upon Senior Securities.................................18

Item 4.       Submission of Matters to a Vote of Security Holders.............18

Item 5.       Other Information...............................................18

Item 6.       Exhibits and Reports on Form 8-K................................18

              Signatures......................................................19

              Controls and Procedures Certifications..........................20

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
              As of June 30, 2003 (Unaudited) and December 31, 2002
                (Dollar amounts in thousands, except share data)

                                                                June 30,   December 31,
                                                                  2003         2002
                                                             ------------ -------------

                      Assets
                      ------

Cash and due from banks                                           $6,508        $5,495
Interest-earning deposits in banks                                   541         2,221
                                                             ------------ -------------
  Cash and cash equivalents                                        7,049         7,716
Securities available for sale                                     56,299        48,719
Securities held to maturity; fair value of $17 and $29                17            29
Loans receivable, net of allowance for loan losses of $1,698
 and $1,587                                                      176,843       169,557
Federal bank stocks, at cost                                       1,729         1,298
Bank-owned life insurance                                          4,163         4,054
Accrued interest receivable                                        1,241         1,325
Premises and equipment                                             4,683         3,678
Goodwill                                                           1,422         1,422
Core deposit intangibles                                              96           169
Prepaid expenses and other assets                                    664           610
                                                             ------------ -------------

       Total assets                                             $254,206      $238,577
                                                             ============ =============

       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing                                            $36,433       $32,762
  Interest bearing                                               177,794       171,663
                                                             ------------ -------------
       Total deposits                                            214,227       204,425
 Borrowed funds                                                   15,225        10,000
 Accrued interest payable                                            468           467
 Accrued expenses and other liabilities                            1,451         1,005
                                                             ------------ -------------

      Total liabilities                                          231,371       215,897
                                                             ------------ -------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                          -             -
 Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,282,835 and 1,332,835 shares
   outstanding                                                     1,745         1,745
 Additional paid-in capital                                       10,871        10,871
 Treasury stock, at cost; 113,017 and 63,017 shares               (2,272)         (971)
 Retained earnings                                                10,587         9,978
 Accumulated other comprehensive income                            1,904         1,057
                                                             ------------ -------------

      Total stockholders' equity                                  22,835        22,680
                                                             ------------ -------------

       Total liabilities and stockholders' equity               $254,206      $238,577
                                                             ============ =============


See accompanying notes to consolidated financial statements.


                                           Emclaire Financial Corp. and Subsidiary
                                               Consolidated Income Statements
                           For the three and six months ended June 30, 2003 and 2002 (Unaudited)
                                      (Dollar amounts in thousands, except share data)



                                                                               Three months ended    Six months ended
                                                                                   June 30,              June 30,
                                                                             --------------------- ---------------------
                                                                               2003       2002       2003       2002
                                                                             ---------- ---------- ---------- ----------

Interest and dividend income:
  Loans receivable                                                              $2,973     $3,104     $5,954     $6,247
  Securities:
     Taxable                                                                       361        382        703        751
     Exempt from federal income tax                                                186        138        379        279
  Federal bank stocks                                                               11         13         26         28
  Deposits with banks and federal funds sold                                         8         18         22         31
                                                                             ---------- ---------- ---------- ----------
    Total interest income                                                        3,539      3,655      7,084      7,336
                                                                             ---------- ---------- ---------- ----------

Interest expense:
  Deposits                                                                       1,103      1,233      2,213      2,461
  Borrowed funds                                                                   104         57        211        117
                                                                             ---------- ---------- ---------- ----------
    Total interest expense                                                       1,207      1,290      2,424      2,578
                                                                             ---------- ---------- ---------- ----------

Net interest income                                                              2,332      2,365      4,660      4,758
  Provision for loan losses                                                         75         90        150        201
                                                                             ---------- ---------- ---------- ----------

Net interest income after provision for loan losses                              2,257      2,275      4,510      4,557
                                                                             ---------- ---------- ---------- ----------

Noninterest income:
  Service fees                                                                     267        232        510        462
  Gain on sale of securities available for sale                                     42          -         55          -
  Gain on sale of loans held for sale                                               18          -         18          -
  Earnings on bank-owned life insurance                                             58          -        117          -
  Other                                                                             84        110        152        177
                                                                             ---------- ---------- ---------- ----------
    Total noninterest income                                                       469        342        852        639
                                                                             ---------- ---------- ---------- ----------

Noninterest expense:
  Compensation and employee benefits                                             1,084        985      2,176      1,999
  Premises and equipment, net                                                      254        299        542        588
  Intangible amortization expense                                                   36         49         73         98
  Other                                                                            524        535      1,026      1,098
                                                                             ---------- ---------- ---------- ----------
    Total noninterest expense                                                    1,898      1,868      3,817      3,783
                                                                             ---------- ---------- ---------- ----------

Net income before provision for income taxes                                       828        749      1,545      1,413
  Provision for income taxes                                                       203        219        377        400
                                                                             ---------- ---------- ---------- ----------

Net income                                                                        $625       $530     $1,168     $1,013
                                                                             ========== ========== ========== ==========

   Net income per share                                                          $0.47      $0.40      $0.88      $0.76
   Dividends per share                                                           $0.21      $0.19      $0.42      $0.38

  Weighted average common shares outstanding                                 1,326,581  1,332,835  1,329,691  1,332,835


          See accompanying notes to consolidated financial statements.

                                  Emclaire Financial Corp. and Subsidiary
                                   Consolidated Statements of Cash Flows
                            For the six months ended June 30, 2003 (Unaudited)
                                       (Dollar amounts in thousands)


                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                        --------------------------
                                                                           2003           2002
                                                                        -----------     ----------

Operating activities:
  Net income                                                                $1,168         $1,013
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization for premises and equipment                  196            241
     Provision for loan losses                                                 150            201
     Amortization of premiums and accretion of discounts, net                  112            119
     Net change in loans held for sale                                           -         (1,284)
     Gain on sale of securities available for sale                             (55)             -
     Earnings on bank-owned life insurance, net                               (109)             -
     Amortization of intangible assets                                          73             98
     Change in accrued interest receivable                                      84            (70)
     Change in prepaid expenses and other assets                               (54)           (69)
     Change in accrued interest payable                                          1             (3)
     Change in accrued expenses and other liabilities                          446            178
     Other                                                                    (230)          (219)
                                                                        -----------     ----------
   Net cash from operating activities                                        1,782            205
                                                                        -----------     ----------

Lending and Investing Activities:
  Loan originations, net of principal collections                           (7,471)        (5,473)
  Purchases of securities available for sale                               (30,725)       (12,706)
  Purchases of Federal bank stocks                                            (431)           (77)
  Repayments, maturities and calls of securities available for sale         23,870         12,680
  Principal repayments of securities held to maturity                           12             10
  Proceeds from the sale of securities available for sale                      330              -
  Purchases of premises and equipment                                       (1,201)          (226)
                                                                        -----------     ----------
   Net cash from lending and investing activities                          (15,616)        (5,792)
                                                                        -----------     ----------

Deposit and Financing Activities:
  Net increase in deposits                                                   9,802          9,729
  Increase in overnight borrowed funds                                         225              -
  Proceeds from long term advances                                           5,000              -
  Dividends paid on common stock                                              (559)          (505)
  Payments to acquire treasury stock                                        (1,301)             -
                                                                        -----------     ----------
   Net cash from deposit and  financing activities                          13,167          9,224
                                                                        -----------     ----------

Net (decrease) increase in cash equivalents                                   (667)         3,637
Cash equivalents at beginning of period                                      7,716          9,157
                                                                        -----------     ----------
Cash equivalents at end of period                                           $7,049        $12,794
                                                                        ===========     ==========

Supplemental information:

  Interest paid                                                             $2,423         $2,581
  Income taxes paid                                                            441            245

See accompanying notes to consolidated financial statements.


                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statement of Changes in Stockholders' Equity
          For the six months ended June 30, 2003 and 2002 (Unaudited)
                          (Dollar amounts in thousands)


                                                                                           Accumulated
                                                            Additional                        Other          Total
                                                    Common   Paid-in    Treasury  Retained Comprehensive Stockholders'
                                                    Stock    Capital     Stock    Earnings Income (Loss)     Equity
                                                   -------- ---------- --------- ---------------------------------------

Balance at December 31, 2002                        $1,745    $10,871     $(971)   $9,978       $1,057          $22,680

Comprehensive income:
  Net income                                             -          -         -     1,168            -            1,168
  Change in net unrealized gain on
   securities available for sale, net of
   taxes of $464 and reclassification
   adjustment for after tax gains of $42                 -          -         -         -          847              847
                                                                                                        ----------------
Comprehensive income                                                                                              2,015
                                                                                                        ----------------

Dividends paid                                           -          -         -      (559)           -             (559)

Purchase of treasury stock (50,000 shares)               -          -    (1,301)        -            -           (1,301)
                                                   -------- ---------- --------- --------- ------------ ----------------

Balance at June 30, 2003                            $1,745    $10,871   $(2,272)  $10,587       $1,904          $22,835
                                                   ======== ========== ========= ========= ============ ================


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

3.       Comprehensive Income

         Comprehensive income was comprised of the following for the periods ended June 30:


                                                  Three months ended June 30,     Six months ended June 30,
                                                -------------------------------------------------------------
In thousands                                             2003            2002            2003           2002
-------------------------------------------------------------------------------------------------------------

Net income                                               $625            $530          $1,168         $1,013
 Change in net unrealized gain on securities
   available for sale, net of taxes                       797             513             889            444
 Less reclassification adjustment for gains included
   in net income, net of taxes                            (34)              -             (42)             -
                                                --------------  --------------  --------------  -------------
Other comprehensive income                                763             513             847            444
                                                --------------  --------------  --------------  -------------

Comprehensive income                                   $1,388          $1,043          $2,015         $1,457
                                                ==============  ==============  ==============  =============

4.       Securities

         The following table summarizes the Corporation's securities as of the respective dates:


(In thousands)                               Amortized   Unrealized    Unrealized      Fair
                                               cost        gains        losses        value
-----------------------------------------------------------------------------------------------

Available for sale:
-------------------
  June 30, 2003:
    U.S. Government securities                 $23,608         $285          $(16)     $23,877
    Municipal securities                        15,383          939             -       16,322
    Corporate securities                        12,919          468             -       13,387
    Equity securities                            1,504        1,228           (19)       2,713
                                           ------------ ------------ ------------- ------------
                                               $53,414       $2,920          $(35)     $56,299
                                           ============ ============ ============= ============
  December 31, 2002:
    U.S. Government securities                 $17,486         $350            $-      $17,836
    Municipal securities                        16,515          391           (99)      16,807
    Corporate securities                        12,146          421            (5)      12,562
    Equity securities                              971          543             -        1,514
                                           ------------ ------------ ------------- ------------
                                               $47,118       $1,705         $(104)     $48,719
                                           ============ ============ ============= ============
Held to maturity:
-----------------
  June 30, 2003:
    Mortgage-backed securities                     $17           $-            $-          $17
                                           ------------ ------------ ------------- ------------
                                                   $17           $-            $-          $17
                                           ============ ============ ============= ============
  December 31, 2002:
    Mortgage-backed securities                     $29           $-            $-          $29
                                           ------------ ------------ ------------- ------------
                                                   $29           $-            $-          $29
                                           ============ ============ ============= ============

5.       Loans Receivable

         The Corporation's loans receivable as of the respective dates are summarized as follows:


----------------------------------------------------------------------
                                       June 30,           December 31,
(In thousands)                           2003                2002
----------------------------------------------------------------------

Mortgage loans:
 Residential first
  mortgage                               $75,818              $82,449
 Home equity                              27,914               19,136
 Commercial real estate                   38,032               34,986
                                     ------------     ----------------
                                         141,764              136,571
Other loans:
 Consumer                                 12,224               12,660
 Commercial business                      24,553               21,913
                                     ------------     ----------------
                                          36,777               34,573
                                     ------------     ----------------

Total gross loans                        178,541              171,144

Less allowance for loan losses             1,698                1,587
                                     ------------     ----------------

                                        $176,843             $169,557
                                     ============     ================

6.       Deposits

         The Corporation's deposits as of the respective dates are summarized as follows:



(Dollar amounts in thousands)             June 30, 2003                        December 31, 2002
                                      -------------------------------- ----------------------------------

                                      Weighted                         Weighted
                                      average                          average
Type of accounts                        rate       Amount       %        rate         Amount        %
---------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                 -     $36,433       17.0%        -        $32,762      16.0%
Interest-bearing demand deposits          0.82%     77,829       36.3%     0.88%        72,637      35.5%
Time deposits                             3.78%     99,965       46.7%     3.97%        99,026      48.5%
                                                ----------- ----------            ------------- ---------

                                          2.06%   $214,227      100.0%     2.24%      $204,425     100.0%
                                                =========== ==========            ============= =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and six month periods ended June 30, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

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

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $15.6 million or 6.6% to $254.2 million at June 30, 2003 from $238.6 million at December 31, 2002. This net increase was comprised principally of increases in securities, loans, and premises and equipment of $7.6 million, $7.3 million and $1.0 million, respectively, partially offset by a decrease in cash and cash equivalents of $667,000. The increase in total assets reflects a corresponding increase in total liabilities and total stockholders' equity of $15.5 million or 7.2% and $155,000 or 0.7%, respectively. The increase in total liabilities was primarily the result of increases in deposits and borrowed funds of $9.8 million and $5.2 million, respectively. This increase in deposits and borrowed funds provided the resources for the Corporation's asset growth for the period. The increase in stockholders' equity was the result of increases in retained earnings and accumulated other comprehensive income of $609,000 and $847,000, respectively, offset by an increase in treasury stock of $1.3 million.

Cash and cash equivalents. Cash and cash equivalents decreased $667,000 or 8.6% to $7.0 million at June 30, 2003 from $7.7 million at December 31, 2002. The net decrease between June 30, 2003 and December 31, 2002 was primarily the result of investing deployable funds in loans, U.S. agency securities and commercial paper.

Securities. The Corporation's securities portfolio increased $7.6 million or 15.5% to $56.3 million at June 30, 2003 from $48.7 million at December 31, 2002. This net increase was primarily the result of security purchases of $30.7 million, partially offset by security maturities and calls of $23.9 million and security sales of $330,000, during the six months ended June 30, 2003.

Security purchases were comprised of U.S. government agency, corporate and marketable equity securities of $22.3 million, $7.6 million, and $807,000, respectively. Security maturities and calls were comprised of U.S. government agency, tax-free municipal and corporate securities of $16.1 million, $1.1 million and $6.7 million, respectively. Corporate securities that were purchased and that matured during the period included primarily short-term commercial paper utilized to manage interest-earned on funds maintained for liquidity purposes. At June 30, 2003, the Corporation maintained $2.2 million in commercial paper that is scheduled to mature within three months.

Loans receivable. Net loans receivable increased $7.3 million or 4.3% to $176.8 million at June 30, 2003 from $169.6 million at December 31, 2002. This increase was the result of increases in the Bank's mortgage portfolios and commercial business portfolios of $5.2 million and $2.6 million, respectively, partially offset by a decrease in non-real estate consumer loans of $436,000. The composition of the Corporation's mortgage loan portfolio shifted from residential first mortgages to home equity loan products and commercial mortgages. The Corporation has continued to experience refinancing of mortgage loan products, particularly residential first mortgage loans. For the most part, the Bank has been able to stem residential mortgages exiting the institution, but during the six months ended June 30, 2003, amortization and refinancing activity outpaced new production in this portfolio. This $6.6 million or 8.0% reduction in residential first mortgages has been more than offset by commercial real estate and home equity loan growth. The commercial real estate loan portfolio has grown $3.0 million or 8.7% during the first six months of 2003 due to the retention of several large commercial customers as efforts continue to expand commercial lending activities in the Bank's existing markets. The $8.9 million or 45.9% increase in home equity loans outstanding is the direct result of specific home equity loan product development and related marketing campaigns put forth through the Bank's retail branch network. This campaign has been directed at retaining consumer mortgage investment in the Bank's market area. The Corporation's commercial business loan portfolio grew $2.6 million or 12.0%, directly as the result of $3.0 million in new funding on a tax-free loan with a municipality in the Bank's market area.

Federal bank stocks. Federal bank stocks increased $431,000 or 33.2% to $1.7 million at June 30, 2003 from $1.3 million at December 31, 2002. This increase is directly related to the $5.2 million increase in Federal Home Loan Bank of Pittsburgh (FHLB) borrowed funds during the period - see comments below under "Borrowed Funds".

Premises and equipment. Premises and equipment increased $1.0 million or 27.3% to $4.7 million at June 30, 2003 from $3.7 million at December 31, 2002. This increase can be attributed to capital investments made for the historical remodeling of the Corporation's headquarters and the Bank's main office to date, for the Bank's new branch office in Butler County, PA and for various data processing initiatives undertaken during 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.6 million or 0.63% and $1.2 million or 0.49% of total assets at June 30, 2003 and December 31, 2002, respectively.

Deposits. Total deposits increased $9.8 million or 4.8% to $214.2 million at June 30, 2003 from $204.4 million at December 31, 2002. This increase was comprised of increases in noninterest bearing and interest bearing deposits of $3.7 million and $6.1 million, respectively. The general increase in deposits during the period can be attributed primarily to: (1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the opening of a new branch banking office in Butler County, PA in late January 2003.

Borrowed funds. Borrowed funds increased $5.2 million or 52.3% to $15.2 million at June 30, 2003 from $10.0 million at December 31, 2002. This increase was primarily the result of a new $5.0 million term borrowing from the FHLB utilized to fund the aforementioned tax-free loan retained with a municipality in the Bank's market.

Stockholders' equity. Stockholders' equity increased $155,000 or 0.7% to $22.8 million at June 30, 2003 from $22.7 million at December 31, 2002. This increase was the result of an increase in retained earnings of $609,000, comprised of net income of $1.2 million offset by dividends paid of $559,000, and an increase in accumulated other comprehensive income of $847,000. Partially offsetting these net increases in stockholders' equity was an increase in treasury stock of $1.3 million.

During June 2003, the Corporation received two separate unsolicited offers from stockholders to buy back shares of the Corporation's common stock held by these stockholders. These purchases totaled 50,000 shares for a price per share of $26.02 or a total purchase cost of $1.3 million. Cash on hand was utilized to facilitate these repurchases and take advantage of this opportunity to manage the Corporation's capital levels. Pursuant to this repurchase the Corporation and the Bank remain "well capitalized" for regulatory purposes. These shares will be held in treasury stock.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2003 and 2002

General. The Corporation reported net income of $625,000 and $530,000 for the three months ended June 30, 2003 and 2002, respectively. The $95,000 or 17.9% increase in net income for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, was attributable to an increase in noninterest income of $127,000 and a decrease in the provision for loan losses and the provision for income taxes of $15,000 and $16,000, respectively. Partially offsetting these favorable variances was an increase in noninterest expense of $30,000 and a decrease in net interest income of $33,000.

Net interest income. Net interest income on a tax equivalent basis increased $8,000 to $2.4 million for the three months ended June 30, 2003. This net increase can be attributed to a decrease in interest expense of $83,000, offset by a decrease in interest income of $75,000.

Interest income. Interest income on a tax equivalent basis decreased $75,000 or 2.0% to $3.6 million for the three months ended June 30, 2003, compared to $3.7 million for the same period in the prior year. This decrease in interest income can be attributed to a 76 basis point decline in the interest rate on average interest-earning assets to 6.26% during the three months ended June 30, 2003, compared to 7.02% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 6.86%, 4.61% and 2.19%, respectively, during the three months ended June 30, 2003, compared to 7.46%, 5.78%, and 2.45%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable and securities increased to $175.5 million and $54.3 million, respectively, during the three months ended June 30, 2003, compared to $167.1 million and $40.1 million, respectively, during the same period in the prior year. Offsetting the increase in average loans receivable and securities was a decrease in the average balance of interest-earning cash and cash equivalents to $3.5 million during the three months ended June 30, 2003, compared to $5.1 million during the same period in the prior year. Increases in average loans and securities between quarterly periods were funded by deposit growth and, to a lesser extent, borrowed funds. See comments in the "Changes in Financial Condition" section above for discussion of security, loan and deposit growth factors.

Interest expense. Interest expense decreased $83,000 or 6.4% to $1.2 million for the three months ended June 30, 2003, compared to $1.3 million for the same period in the prior year. This decrease in interest expense can be attributed to a 49 basis point decline in the interest rate on average interest-bearing liabilities to 2.57% during the three months ended June 30, 2003, compared to 3.06% for the same period in the prior year. The average cost of deposits decreased to 2.15% during the three months ended June 30, 2003, compared to 2.57% for the same period in the prior year. The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $177.1 million and $11.4 million, respectively, during the three months ended June 30, 2003, compared to $164.1 million and $5.0 million, respectively, during the same period in the prior year.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.


(Dollar amounts in thousands)                                       Three months ended June 30,

                                                              2003                             2002
                                                 ------------------------------- ---------------------------------
                                                   Average              Yield /    Average                Yield /
                                                   Balance   Interest    Rate      Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
  Loans, taxable                                  $170,019     $2,910      6.87%   $164,315      $3,089      7.54%
  Loans, tax exempt                                  5,467         89      6.55%      2,820          20      2.79%
                                                 ---------- ---------- --------- ----------- ----------- ---------
                                                   175,486      2,999      6.86%    167,135       3,109      7.46%
                                                 ---------- ---------- --------- ----------- ----------- ---------

  Securities, taxable                               37,793        361      3.83%     28,422         382      5.39%
  Securities, tax exempt                            16,469        263      6.41%     11,685         196      6.72%
                                                 ---------- ---------- --------- ----------- ----------- ---------
                                                    54,262        624      4.61%     40,107         578      5.78%
                                                 ---------- ---------- --------- ----------- ----------- ---------

  Interest-earning cash equivalents                  1,913          8      1.68%      3,747          18      1.93%
  Federal bank stocks                                1,559         11      2.83%      1,325          13      3.94%
                                                 ---------- ---------- --------- ----------- ----------- ---------
                                                     3,472         19      2.19%      5,072          31      2.45%
                                                 ---------- ---------- --------- ----------- ----------- ---------

  Total interest-earning assets                    233,220      3,642      6.26%    212,314       3,717      7.02%
    Cash and due from banks                          6,421                            6,842
    Other noninterest-earning assets                10,348                            5,662
                                                 ---------- ---------- --------- ----------- ----------- ---------

    Total assets                                  $249,989     $3,642      5.84%   $224,818      $3,717      6.63%
                                                 ========== ========== ========= =========== =========== =========

Interest-bearing liabilities:
-----------------------------
  Interest-bearing demand deposits                 $77,287       $158      0.82%    $72,144        $202      1.12%
  Time deposits                                     99,853        945      3.80%     91,910       1,031      4.50%
                                                 ---------- ---------- --------- ----------- ----------- ---------
                                                   177,140      1,103      2.50%    164,054       1,233      3.01%
                                                 ---------- ---------- --------- ----------- ----------- ---------

  Borrowed funds, term                              10,833        102      3.78%      5,000          57      4.57%
  Borrowed funds, overnight                            544          2      1.47%          -           -      0.00%
                                                 ---------- ---------- --------- ----------- ----------- ---------
                                                    11,377        104      3.67%      5,000          57      4.57%
                                                 ---------- ---------- --------- ----------- ----------- ---------

  Total interest-bearing liabilities               188,517      1,207      2.57%    169,054       1,290      3.06%
    Noninterest-bearing demand deposits             36,159          -         -      32,235                     -
                                                 ---------- ---------- --------- ----------- ----------- ---------

   Funding and cost of funds                       224,676      1,207      2.15%    201,289       1,290      2.57%
    Other noninterest-bearing liabilities            1,868                            1,335
                                                 ----------                      -----------

    Total liabilities                              226,544                          202,624
    Stockholders' equity                            23,445                           21,794
                                                 ---------- ---------- --------- ----------- ----------- ---------

    Total liabilities and stockholders' equity    $249,989     $1,207      2.15%   $224,418      $1,290      2.57%
                                                 ========== ========== ========= =========== =========== =========

Net interest income                                            $2,435                            $2,427
                                                            ==========                       ===========

Interest rate spread (difference between                                   3.70%                             3.96%
                                                                       =========                         =========
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)

Net interest margin (net interest                                          4.19%                             4.59%
                                                                       =========                         =========
  income as a percentage of average
  interest-earning assets)

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

(in thousands)                             Three months ended June 30,
                                                2003 versus 2002
                                           Increase (decrease) due to
                                    ----------------------------------------
                                       Volume         Rate          Total
----------------------------------------------------------------------------
Interest income:
  Loans                              $    151     $   (260)     $     (109)
  Securities                              178         (132)             46
  Interest-earning cash equivalents        (8)          (2)            (10)
  Federal bank stocks                       2           (4)             (2)
                                     --------     ---------     -----------
  Total interest-earning assets           323         (398)            (75)
                                     --------     ---------     -----------

Interest expense:
  Deposits                                 93         (223)           (130)
  Borrowed funds                           60          (13)             47
                                     --------     ---------     -----------
  Total interest-bearing liabilities $    170     $   (162)     $        8
                                     --------     ---------     -----------

Net interest income                  $    282     $   (313)     $      (31)
                                     ========     =========     ===========

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $15,000 decrease in the Corporation's provision for loans losses between the three-month periods ended June 30, 2003 and 2002 can be attributed to management's assessment of the overall adequacy of the Corporation's allowance for loan losses at June 30, 2003, as well as the lower volume of loan charge-offs during the second quarter 2003 versus the same quarter in 2002.

Noninterest income. Noninterest income increased $127,000 or 37.1% to $469,000 during the three months ended June 30, 2003, compared to $342,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees earned, gains on sales of marketable equity securities and loans held for sale and earnings on bank-owned life insurance of $35,000, $42,000, $18,000, and $58,000, respectively,

Noninterest expense. Noninterest expense increased $30,000 to $1.9 million during the three months ended June 30, 2003. This increase in noninterest expense can be attributed to an increase in compensation and employee benefits expense of $99,000, offset by decreases in premises and equipment expense, intangible amortization expense and other noninterest expenses of $45,000, $13,000, and $11,000, respectively. Increased noninterest expenses as a result of opening the Bank's new branch office in Butler, PA in January 2003 were, for the most part, offset by cost savings through the consolidation of two offices into one office in the Clarion, PA market in March 2003.

Compensation and employee benefits expense increased $99,000 or 10.1% to $1.1 million during the three months ended June 30, 2003, compared to $985,000 for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Premises and equipment expense decreased $45,000 or 15.1% to $254,000 during the three months ended June 30, 2003, compared to $299,000 for the same period in the prior year. This decrease can be primarily attributed to lower depreciation expenses of $25,000, which was a result of the cessation of depreciation on certain equipment at the end of 2002.

Other noninterest expense decreased $11,000 or 2.1% to $524,000 during the three months ended June 30, 2003, compared to $535,000 for the same period in the prior year. This decrease can primarily be attributed to decreased telephone cost expenses, software depreciation, and travel and entertainment expenses between the two periods. Partially offsetting this favorable variance was an increase in printing and office supplies and marketing expenses associated with the promotion of the aforementioned home equity products.

Provision for income taxes. The provision for income taxes decreased $16,000 or 7.3% to $203,000 for the three months ended June 30, 2003, compared to $219,000 for the same period in the prior year. This decrease is a direct result of the decrease in the Corporation's effective tax rate as a result of the investment in bank owned life insurance, and increased investment in tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Partially offsetting this decrease was an increase in the Corporation's pre-tax earnings base between the second quarter 2003 and 2002.

Comparison of Results for the Six month Periods Ended June 30, 2003 and 2002

General. The Corporation reported net income of $1.2 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively. The $155,000 or 15.3% increase in net income for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, was attributable to an increase in noninterest income of $213,000 and decreases in the provision for loan losses and income taxes of $51,000 and $23,000, respectively. Partially offsetting this favorable variance was a decrease in net interest income of $98,000 and an increase in noninterest expense of $34,000.

Average Balance Sheet and Yield/Rate Analysis.

(Dollar amounts in thousands)                                         Six months ended June 30,

                                                               2003                              2002
                                                 ---------------------------------- --------------------------------
                                                    Average                Yield /    Average               Yield /
                                                    Balance     Interest    Rate      Balance   Interest     Rate
--------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
  Loans, taxable                                    $168,474      $5,847      7.00%  $162,718     $6,201       7.68%
  Loans, tax exempt                                    4,802         151      6.35%     2,820         63       4.53%
                                                 ------------ ----------- --------- ---------- ---------- ----------
                                                    $173,276      $5,998      6.98%  $165,538     $6,264       7.63%
                                                 ------------ ----------- --------- ---------- ---------- ----------

  Securities, taxable                                 34,075         703      4.16%    28,152        751       5.38%
  Securities, tax exempt                              16,615         537      6.52%    11,486        397       6.97%
                                                 ------------ ----------- --------- ---------- ---------- ----------
                                                      50,690       1,240      4.93%    39,638      1,148       5.84%
                                                 ------------ ----------- --------- ---------- ---------- ----------

  Interest-earning cash equivalents                    3,128          22      1.42%     2,656         31       2.35%
  Federal bank stocks                                  1,523          26      3.44%     1,923         28       2.94%
                                                 ------------ ----------- --------- ---------- ---------- ----------
                                                       4,651          48      2.08%     4,579         59       2.60%
                                                 ------------ ----------- --------- ---------- ---------- ----------

  Total interest-earning assets                      228,617       7,286      6.43%   209,755      7,471       7.18%
     Cash and due from banks                           6,250                            6,547
     Other noninterest-earning assets                 10,100                            4,953
                                                 ------------ ----------- --------- ---------- ---------- ----------

     Total assets                                   $244,967      $7,286      6.00%  $221,255     $7,471       6.81%
                                                 ============ =========== ========= ========== ========== ==========

Interest-bearing liabilities:
-----------------------------
  Interest-bearing demand deposits                   $75,336        $315      0.84%   $71,182       $405       1.15%
  Time deposits                                       99,546       1,898      3.84%    91,039      2,056       4.55%
                                                 ------------ ----------- --------- ---------- ---------- ----------
                                                     174,882       2,213      2.55%   162,221      2,461       3.06%
                                                 ------------ ----------- --------- ---------- ---------- ----------

  Borrowed funds, term                                10,417         209      4.05%     5,000        116       4.68%
  Borrowed funds, overnight                              272           2      1.48%       342          1       0.59%
                                                 ------------ ----------- --------- ---------- ---------- ----------
                                                      10,689         211      3.98%     5,342        117       4.42%
                                                 ------------ ----------- --------- ---------- ---------- ----------

  Total interest-bearing liabilities                 185,571       2,424      2.63%   167,563      2,578       3.10%
     Noninterest-bearing demand deposits              34,549           -         -     30,643                     -
                                                 ------------ ----------- --------- ---------- ---------- ----------

    Funding and cost of funds                        220,120       2,424      2.22%   198,206      2,578       2.62%
     Other noninterest-bearing liabilities             1,658                            1,443
                                                 ------------                       ----------

     Total liabilities                               221,778                          199,649
     Stockholders' equity                             23,189                           21,606
                                                 ------------ ----------- --------- ---------- ---------- ----------

     Total liabilities and stockholders' equity     $244,967      $2,424      2.22%  $221,255     $2,578       2.62%
                                                 ============ =========== ========= ========== ========== ==========

Net interest income                                               $4,862                          $4,893
                                                              ===========                      ==========

Interest rate spread (difference between                                      3.79%                            4.08%
                                                                          =========                       ==========
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)

Net interest margin (net interest                                             4.29%                            4.70%
                                                                          =========                       ==========
  income as a percentage of average
  interest-earning assets)

Analysis of Changes in Net Interest Income.


(in thousands)                               Six months ended June 30,
                                                2003 versus 2002
                                           Increase (decrease) due to
                                    ----------------------------------------
                                       Volume         Rate          Total
----------------------------------------------------------------------------
Interest income:
  Loans                              $    284     $   (550)     $     (266)
  Securities                              288         (196)             92
  Interest-earning cash equivalents         5          (14)             (9)
  Federal bank stocks                      (6)           4              (2)
                                     --------     ---------     -----------
  Total interest-earning assets           571         (756)           (185)
                                     --------     ---------     -----------

Interest expense:
  Deposits                                182         (430)           (248)
  Borrowed funds                          107          (13)             94
                                     --------     ---------     -----------
  Total interest-bearing liabilities $    289     $   (443)     $     (154)
                                     --------     ---------     -----------

Net interest income                  $    282     $   (313)     $      (31)
                                     ========     =========     ===========

Net interest income. Net interest income on a tax equivalent basis decreased $31,000 or 0.6% to $4.9 million for the six months ended June 30, 2003. This decrease can be attributed to a decrease in interest income of $185,000 partially offset by a decrease in interest expense of $154,000.

Interest income. Interest income on a tax equivalent basis decreased $185,000 or 2.5% to $7.3 million for the six months ended June 30, 2003, compared to $7.5 million for the same period in the prior year. This net decrease in interest income can be attributed to decreases in interest earned on loans and interest-earning cash equivalents and federal bank stocks of $266,000 and $11,000, respectively, partially offset by an increase in interest earned on securities of $92,000.

Contributing to the decrease in interest income was a decrease in the yield on interest-earning assets of 75 basis points to 6.43% for the six months ended June 30, 2003, compared to 7.18% for the same period in the prior year. The yield on average loans, securities and interest-earning cash equivalents decreased to 6.98%, 4.93%, and 2.08%, respectively, during the six months ended June 30, 2003, compared to 7.63%, 5.84%, and 2.60%, respectively, for the same period in the prior year. Partially offsetting the decrease in the yield on interest-earning assets was an increase in average interest-earning assets of $18.9 million or 9.0% to $228.6 million for the six months ended June 30, 2003, compared to $209.8 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable, securities and interest-earning cash equivalents of $7.7 million, $11.1 million, and $72,000, respectively. Average loans receivable increased to $173.3 million and average securities increased to $50.7 million during the six months ended June 30, 2003, compared to $165.5 million and $39.6 million, respectively, during the same period in the prior year. See comments in the "Changes in Financial Condition" section above for discussion of security, loan and deposit growth factors.

Aside from changes in the volume and rates of interest-earning assets and interest-bearing liabilities discussed herein, $93,000 of the decrease in net interest income between the year to date periods can be attributed to the payoff of a previously non-performing commercial real estate loan in March 2002 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and therefore interest collected was appropriately recorded as loan interest income during the quarter ended March 31, 2002.

Interest expense. Interest expense decreased $154,000 or 6.0% to $2.424 million for the six months ended June 30, 2003, compared to $2.578 million for the same period in the prior year. This decrease in interest expense can be attributed to a 47 basis point decline in the interest rate on average interest-bearing liabilities to 2.63% during the six months ended June 30, 2003, compared to 3.10% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 2.55% and 3.98%, respectively, during the six months ended June 30, 2003, compared to 3.06% and 4.42%, respectively, for the same period in the prior year. The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities as average interest-bearing deposits and borrowed funds increased to $174.9 million and $10.7 million, respectively, during the six months ended June 30, 2003, compared to $162.2 million and $5.3 million, respectively, during the same period in the prior year.

Provision for loan losses. The $51,000 decrease in the Corporation's provision for loans losses between the six month periods ended June 30, 2003 and 2002 was primarily the result management's assessment of the overall adequacy of the Corporation's allowance for loan losses at June 30, 2003, as well as the lower volume of loan charge-offs during the six month period ending June 30, 2003 versus the same period in the prior year.

Noninterest income. Noninterest income increased $213,000 or 33.3% to $852,000 for the six months ended June 30, 2003 compared to $639,000 for the same period in the prior year. This increase can principally be attributed to the increase in service fees, gains on sales of marketable equity securities and loans held for sale and earnings on bank-owned life insurance of $48,000, $55,000, $18,000 and $117,000, respectively.

Noninterest expense. Noninterest expense increased $34,000 or 1.0% to $3.8 million during the six months ended June 30, 2003. This increase in noninterest expense can be attributed to an increase in compensation and employee benefits expense of $177,000, partially offset by decreases in premises and equipment expense, intangible amortization expense and other expenses of $46,000, $25,000 and $72,000, respectively. Increased noninterest expenses as a result of opening the Bank's new branch office in Butler, PA in January 2003 were, for the most part, offset by cost savings through the consolidation of two offices into one office in the Clarion, PA market in March 2003.

Compensation and employee benefits expense increased $177,000 or 8.9% to $2.2 million during the six months ended June 30, 2003, compared to $2.0 million for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Premises and equipment expense decreased $46,000 or 7.8% to $542,000 during the six months ended June 30, 2003, compared to $588,000 for the same period in the prior year. This decrease can be primarily attributed to lower depreciation expenses of $45,000, which was principally a result of the cessation of depreciation on certain equipment at the end of 2002.

Other noninterest expense decreased $72,000 or 6.6% to $1.0 million during the six months ended June 30, 2003, compared to $1.1 million for the same period in the prior year. This decrease can primarily be attributed to decreased telephone cost expenses, software depreciation, and travel and entertainment expenses between the two periods. Partially offsetting this favorable variance was an increase in printing and office supplies, postage, and marketing expenses associated with the introduction of the Bank's internet banking product and the promotion of home equity products.

Provision for income taxes. The provision for income taxes decreased $23,000 or 5.8% to $377,000 for the six months ended June 30, 2003, compared to $400,000 for the same period in the prior year. This decrease is a direct result of the decrease in the Corporation's effective tax rate as a result of increased investments in tax-free instruments and tax credits - see also comments in quarterly analysis section.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2003, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $12.2 million, and standby letters of credit totaling $561,000.

At June 30, 2003, time deposits amounted to $100.0 million or 46.7% of the Corporation's total consolidated deposits, including approximately $31.2 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2003, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $101.7 million.

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

      As of the quarter ended June 30, 3003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation

PART II - OTHER INFORMATION
---------------------------

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of the Corporation was held April 29, 2003. Of 1,332,835 common shares eligible to vote, 1,065,477 or 79.9% were voted in person or by proxy.

(b) The following Class C directors were elected for a three year term expiring in 2006:

         Name                       Shares For        Shares Withheld
         ----                       ----------        ---------------
         Ronald L. Ashbaugh          1,059,284              6,192
         George W. Freeman           1,063,552              1,925
         Brian C. McCarrier          1,037,141             28,336

         In addition to the above listed individuals, the following persons continue to serve as directors: David L. Cox, Bernadette H. Crooks, Rodney C. Heeter, Robert L. Hunter, J. Michael King and John B. Mason.

(c) The recommendation of the Board of Directors to ratify the appointment of Crowe Chizek and Company LLC as the Corporation's independent auditors, as described in the proxy statement for the annual meeting, was approved with 1,062,659 shares in favor, 556 shares against, and 2,262 shares abstained.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
         Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer
         Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350
         Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K

         The Corporation filed a Form 8-K dated April 17, 2003 to announce first quarter 2003 earnings.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  August 8, 2003           By:      /s/ David L. Cox
                                --------------------------------------------
                                David L. Cox
                                Chairman of the Board,
                                President and Chief Executive Officer

Date:  August 8, 2003           By:      /s/ William C. Marsh
                                --------------------------------------------
                                William C. Marsh
                                Treasurer/Secretary
                                (Principal Financial and Accounting Officer)