Form 10QSB
period 2003-09-30
EMCLAIRE FINANCIAL CORP
filed 2003-11-14
CIK 858800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                      For Quarter Ended: September 30, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of issuer's common stock outstanding as of October 31, 2003:

     Common Stock, $1.25 par value                        1,267,835
     -----------------------------                        ---------
                  (Class)                              (Outstanding)
     ------------------------------------

  Transitional Small Business Disclosure Format (Check one):    Yes   X   No
                                                             ----    ----

                            EMCLAIRE FINANCIAL CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2003 and December 31, 2002..................................................................1

              Consolidated Income Statements for the three and nine
              months ended September 30, 2003 and 2002..................................................................2

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2003 and 2002..................................................................3

              Consolidated Statement of Changes in Stockholders'
              Equity for the nine months ended September 30, 2003.......................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................8

Item 3.       Controls and Procedures..................................................................................17


                                                      PART II - OTHER INFORMATION
                                                      ---------------------------

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

Item 5.       Other Information........................................................................................18

Item 6.       Exhibits and Reports on Form 8-K.........................................................................18

              Signatures...............................................................................................19

              Controls and Procedures Certifications...................................................................20





                                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                Emclaire Financial Corp. and Subsidiary
                                                      Consolidated Balance Sheets
                                      As of September 30, 2003 (Unaudited) and December 31, 2002
                                           (Dollar amounts in thousands, except share data)





                                                                     September 30,     December 31,
                                                                         2003              2002
                                                                     --------------   ---------------

Assets
-------

Cash and due from banks                                                     $5,348            $5,495
Interest-earning deposits in banks                                           1,127             2,221
                                                                     --------------   ---------------
  Cash and cash equivalents                                                  6,475             7,716
Securities available for sale                                               54,069            48,719
Securities held to maturity; fair value of $18 and $29                          17                29
Loans receivable, net of allowance for loan losses of $1,705 and
 $1,587                                                                    182,720           169,557
Federal bank stocks, at cost                                                 1,942             1,298
Bank-owned life insurance                                                    4,218             4,054
Accrued interest receivable                                                  1,329             1,325
Premises and equipment                                                       4,791             3,678
Goodwill                                                                     1,422             1,422
Core deposit intangibles                                                        62               169
Prepaid expenses and other assets                                              891               610
                                                                     --------------   ---------------

       Total assets                                                       $257,936          $238,577
                                                                     ==============   ===============

               Liabilities and Stockholders' Equity
------------------------------------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing                                                      $37,849           $32,762
  Interest bearing                                                         178,044           171,663
                                                                     --------------   ---------------
       Total deposits                                                      215,893           204,425
 Borrowed funds                                                             17,930            10,000
 Accrued interest payable                                                      473               467
 Accrued expenses and other liabilities                                      1,190             1,005
                                                                     --------------   ---------------

   Total liabilities                                                       235,486           215,897
                                                                     --------------   ---------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                                    -                 -
 Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,267,835 and 1,332,835 shares
   outstanding                                                               1,745             1,745
 Additional paid-in capital                                                 10,871            10,871
 Treasury stock, at cost; 128,017 and 63,017 shares                         (2,653)             (971)
 Retained earnings                                                          10,966             9,978
 Accumulated other comprehensive income                                      1,521             1,057
                                                                     --------------   ---------------

   Total stockholders' equity                                               22,450            22,680
                                                                     --------------   ---------------

       Total liabilities and stockholders' equity                         $257,936          $238,577
                                                                     ==============   ===============



See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                         Consolidated Income Statements
                  For the three and nine months ended September
                      30, 2003 and 2002 (Unaudited)
                (Dollar amounts in thousands, except share data)



                                                                              Three months ended     Nine months ended
                                                                                 September 30,         September 30,
                                                                             --------------------- ---------------------
                                                                              2003         2002       2003       2002
                                                                             ---------- ---------- ---------- ----------

Interest and dividend income:
 Loans receivable                                                               $2,965     $3,099     $8,919     $9,346
 Securities:
   Taxable                                                                         373        371      1,076      1,122
   Exempt from federal income tax                                                  181        146        560        424
 Federal bank stocks                                                                13         13         39         41
 Deposits with banks and federal funds sold                                          2         24         24         55
                                                                             ---------- ---------- ---------- ----------
  Total interest income                                                          3,534      3,653     10,618     10,988
                                                                             ---------- ---------- ---------- ----------

Interest expense:
 Deposits                                                                        1,073      1,243      3,286      3,704
 Borrowed funds                                                                    154         59        365        176
                                                                             ---------- ---------- ---------- ----------
  Total interest expense                                                         1,227      1,302      3,651      3,880
                                                                             ---------- ---------- ---------- ----------

Net interest income                                                              2,307      2,351      6,967      7,108
 Provision for loan losses                                                          75         90        225        291
                                                                             ---------- ---------- ---------- ----------

Net interest income after provision for loan losses                              2,232      2,261      6,742      6,817
                                                                             ---------- ---------- ---------- ----------

Noninterest income:
 Service fees                                                                      268        243        777        704
 Gain on sale of securities available for sale                                      60          -        115          -
 Gain on sale of loans held for sale                                                 5         39         23         39
 Earnings on bank-owned life insurance                                              58          -        175          -
 Other                                                                              76         75        228        252
                                                                             ---------- ---------- ---------- ----------
  Total noninterest income                                                         467        357      1,318        995
                                                                             ---------- ---------- ---------- ----------

Noninterest expense:
 Compensation and employee benefits                                              1,022        986      3,198      2,985
 Premises and equipment, net                                                       245        274        786        862
 Intangible amortization expense                                                    34         12        107        109
 Other                                                                             540        501      1,567      1,599
                                                                             ---------- ---------- ---------- ----------
  Total noninterest expense                                                      1,841      1,773      5,658      5,555
                                                                             ---------- ---------- ---------- ----------

Net income before provision for income taxes                                       858        845      2,402      2,257
 Provision for income taxes                                                        209        264        585        663
                                                                             ---------- ---------- ---------- ----------

Net income                                                                        $649       $581     $1,817     $1,594
                                                                             ========== ========== ========== ==========

  Net income per share                                                           $0.51      $0.44      $1.38      $1.20
  Dividends per share                                                            $0.21      $0.19      $0.63      $0.57

 Weighted average common shares outstanding                                  1,280,552  1,332,835  1,313,131  1,332,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                  For the nine months ended September 30, 2003
                                   (Unaudited)
                          (Dollar amounts in thousands)




                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                       2003              2002
                                                                   --------------   ---------------

Operating activities:
 Net income                                                               $1,817            $1,594
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization for premises and equipment                  293               355
   Provision for loan losses                                                 225               291
   Amortization of premiums and accretion of discounts, net                  190               173
   Gain on sale of securities available for sale                            (115)                -
   Earnings on bank-owned life insurance, net                               (164)                -
   Amortization of intangible assets                                         107               109
   Change in accrued interest receivable                                      (4)              (43)
   Change in prepaid expenses and other assets                              (281)              (89)
   Change in accrued interest payable                                          6               (20)
   Change in accrued expenses and other liabilities                          185               178
   Other                                                                      11              (417)
                                                                   --------------   ---------------
  Net cash from operating activities                                       2,270             2,131
                                                                   --------------   ---------------

Lending and Investing Activities:
 Loan originations, net of principal collections                         (13,445)           (7,367)
 Purchases of securities available for sale                              (37,062)          (28,960)
 Purchases of Federal bank stocks                                           (644)              (77)
 Purchase of Bank-owned life insurance                                         -            (4,000)
 Repayments, maturities and calls of securities available for
  sale                                                                    31,565            20,225
 Principal repayments of securities held to maturity                          12                30
 Proceeds from the sale of securities available for sale                     582                 -
 Purchases of premises and equipment                                      (1,406)             (443)
                                                                   --------------   ---------------
  Net cash from lending and investing activities                         (20,398)          (20,592)
                                                                   --------------   ---------------

Deposit and Financing Activities:
 Net increase in deposits                                                 11,468            14,241
 Increase in overnight borrowed funds                                      2,930             3,761
 Proceeds from long term advances                                          5,000                 -
 Dividends paid on common stock                                             (829)             (760)
 Payments to acquire treasury stock                                       (1,682)                -
                                                                   --------------   ---------------
  Net cash from deposit and  financing activities                         16,887            17,242
                                                                   --------------   ---------------

Net (decrease) increase in cash equivalents                               (1,241)           (1,219)
Cash equivalents at beginning of period                                    7,716             9,157
                                                                   --------------   ---------------
Cash equivalents at end of period                                         $6,475            $7,938
                                                                   ==============   ===============

Supplemental information:

 Interest paid                                                            $3,645            $3,900
 Income taxes paid                                                           708               545


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statement of Changes in
                 Stockholders' Equity For the nine months ended
                         September 30, 2003 (Unaudited)
                          (Dollar amounts in thousands)




                                                                                               Accumulated
                                                                 Additional                      Other         Total
                                                         Common   Paid-in   Treasury Retained ComprehensiveStockholders'
                                                          Stock   Capital    Stock   Earnings Income (Loss)   Equity
                                                         ------- ---------- -------- --------              -------------

Balance at December 31, 2002                             $1,745    $10,871    $(971)  $9,978       $1,057       $22,680

Comprehensive income:
 Net income                                                   -          -        -    1,817            -         1,817
 Change in net unrealized gain on
  securities available for sale, net of
  taxes of $239 and reclassification
  adjustment for after tax gains of $75                       -          -        -        -          464           464
                                                                                                           -------------
Comprehensive income                                                                                              2,281
                                                                                                           -------------

Dividends paid                                                -          -        -     (829)           -          (829)

Purchase of treasury stock (65,000 shares)                    -          -   (1,682)       -            -        (1,682)
                                                         ------- ---------- -------- -------- ------------ -------------

Balance at September 30, 2003                            $1,745    $10,871  $(2,653) $10,966       $1,521       $22,450
                                                         ======= ========== ======== ======== ============ =============

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

2.       Net Income Per Share

         The Corporation maintains a simple capital structure with no potentially dilutive instruments. Earnings per share computations are based on the weighted average number of common shares outstanding of 1,280,552 and 1,332,835 shares for the three month periods ending September 30, 2003 and 2002, respectively, and 1,313,131 and 1,332,835 shares for the nine month periods ending September 30, 2003 and 2002, respectively.

3.       Comprehensive Income

         Comprehensive income was comprised of the following for the periods ended September 30:


                                                       Three months ended       Nine months ended
                                                           September 30,         September 30,
                                                     ----------------------- -----------------------
In thousands                                               2003        2002        2003        2002
----------------------------------------------------------------------------------------------------

Net income                                                 $649        $581      $1,817      $1,594
 Change in net unrealized gain on securities
  available
  for sale, net of taxes                                   (345)        355         539         799
 Less reclassification adjustment for gains included
  in net income, net of taxes                               (39)          -         (75)          -
                                                     ----------- ----------- ----------- -----------
Other comprehensive income                                 (384)        355         464         799
                                                     ----------- ----------- ----------- -----------

Comprehensive income                                       $265        $936      $2,281      $2,393
                                                     =========== =========== =========== ===========

4.       Securities

         The following table summarizes the Corporation's securities as of the respective dates:


(In thousands)                              Amortized    Unrealized   Unrealized     Fair
                                              cost         gains        losses       value
--------------------------------------------------------------------------------------------

Available for sale:
----------------------------------------
   September 30, 2003
      U.S. Government agency securities      $24,862          $158        $(158)    $24,862
      Municipal securities                    15,134           738            -      15,872
      Corporate securities                    10,138           394            -      10,532
      Equity securities                        1,630         1,176           (3)      2,803
                                            ---------    ----------   ----------   ---------
                                             $51,764        $2,466        $(161)    $54,069
                                            =========    ==========   ==========   =========
   December 31, 2002:
      U.S. Government agency securities      $17,486          $350           $-     $17,836
      Municipal securities                    16,515           391          (99)     16,807
      Corporate securities                    12,146           421           (5)     12,562
      Equity securities                          971           543            -       1,514
                                            ---------    ----------   ----------   ---------
                                             $47,118        $1,705        $(104)    $48,719
                                            =========    ==========   ==========   =========
Held to maturity:
----------------------------------------
   September 30, 2003
      Mortgage-backed securities                 $17            $-           $-         $17
                                            ---------    ----------   ----------   ---------
                                                 $17            $-           $-         $17
                                            =========    ==========   ==========   =========
   December 31, 2002:
      Mortgage-backed securities                 $29            $-           $-         $29
                                            ---------    ----------   ----------   ---------
                                                 $29            $-           $-         $29
                                            =========    ==========   ==========   =========

5.       Loans Receivable

         The Corporation's loans receivable as of the respective dates are summarized as follows:


                                                 September 30,                    December 31,
(In thousands)                                      2003                           2002
----------------------------------------------------------------------------------------------

Mortgage loans:
   Residential first mortgage                          $75,265                        $82,449
   Home equity                                          30,691                         19,136
   Commercial real estate                               40,082                         34,986
                                                 --------------                 --------------
                                                       146,038                        136,571
Other loans:
   Consumer                                             14,679                         12,660
   Commercial business                                  23,708                         21,913
                                                 --------------                 --------------
                                                        38,387                         34,573
                                                 --------------                 --------------

Total gross loans                                      184,425                        171,144

Less allowance for loan losses                           1,705                          1,587
                                                 --------------                 --------------

                                                      $182,720                       $169,557
                                                 ==============                 ==============


6.       Deposits

         The Corporation's deposits as of the respective dates are summarized as follows:


Deposit summary:

----------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)      September 30, 2003                December 31, 2002
                                 --------------------------------- ---------------------------------

                                  Weighted                         Weighted
                                  average                           average
Type of accounts                    rate      Amount             %   rate       Amount             %
----------------------------------------------------------------------------------------------------

Noninterest-bearing deposits             -     $37,849       17.5%        -      $32,762       16.0%
Interest-bearing demand deposits      0.73%     79,185       36.7%     0.88%      72,637       35.5%
Time deposits                         3.76%     98,859       45.8%     3.97%      99,026       48.5%
                                            ----------- ----------           ------------ ----------

                                      1.99%   $215,893      100.0%     2.24%    $204,425      100.0%
                                            =========== ==========           ============ ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and nine month periods ended September 30, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 7.

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

CHANGES IN FINANCIAL CONDITION

General. The Corporation's total assets increased $19.4 million or 8.1% to $257.9 million at September 30, 2003 from $238.6 million at December 31, 2002. This net increase was comprised principally of increases in securities, loans, and premises and equipment of $5.3 million, $13.2 million and $1.0 million, respectively, partially offset by a decrease in cash and cash equivalents of $1.2 million. The increase in total assets reflects a corresponding increase in total liabilities of $19.6 million or 9.1%, partially offset by a decrease in total stockholders' equity of $230,000 or 1.0%. The increase in total liabilities was primarily the result of increases in deposits and borrowed funds of $11.5 million and $7.9 million, respectively. This increase in deposits and borrowed funds provided the resources for the Corporation's asset growth for the period. The decrease in stockholders' equity was the result of an increase in treasury stock of $1.7 million, offset by increases in retained earnings and accumulated other comprehensive income of $988,000 and $464,000, respectively.

Cash and cash equivalents. Cash and cash equivalents decreased $1.2 million or 16.1% to $6.5 million at September 30, 2003 from $7.7 million at December 31, 2002. The net decrease between September 30, 2003 and December 31, 2002 was primarily the result of investing deployable funds in loans, U.S. agency securities and commercial paper and the acquisition of 65,000 shares of treasury stock.

Securities. The Corporation's securities portfolio increased $5.3 million or 11.0% to $54.1 million at September 30, 2003 from $48.7 million at December 31, 2002. This net increase was primarily the result of security purchases of $37.0 million, partially offset by security maturities and calls of $31.6 million and security sales of $468,000 during the nine months ended September 30, 2003.

Security purchases were comprised of U.S. government agency, corporate and marketable equity securities of $28.3 million, $7.6 million, and $1.1 million, respectively. Security maturities and calls were comprised of U.S. government agency, tax-free municipal and corporate securities of $20.7 million, $1.4 million and $9.5 million, respectively. Corporate securities that were purchased and that matured during the period included primarily short-term commercial paper utilized to manage interest-earned on funds maintained for liquidity purposes. At September 30, 2003, the Corporation's security portfolio did not contain any short-term commercial paper.

Loans receivable. Net loans receivable increased $13.2 million or 7.8% to $182.7 million at September 30, 2003 from $169.6 million at December 31, 2002. This increase was the result of increases in the Bank's mortgage, commercial business and non-real estate consumer loan portfolios of $9.5 million, $1.8 million and $2.0 million, respectively. The composition of the Corporation's mortgage loan portfolio shifted from residential first mortgages to home equity loan products and commercial mortgages. The Corporation has continued to experience refinancing of mortgage loan products, particularly residential first mortgage loans. For the most part, the Bank has been able to stem residential mortgages exiting the institution, but during the nine months ended September 30, 2003, amortization and refinancing activity outpaced new production in this portfolio. This $7.2 million or 8.7% reduction in residential first mortgages has been more than offset by commercial real estate and home equity loan growth. The commercial real estate loan portfolio has grown $5.1 million or 14.6% during the first nine months of 2003 due to the retention of several large commercial customers as efforts continue to expand commercial lending activities in the Bank's existing markets. The $11.6 million or 60.4% increase in home equity loans outstanding is the direct result of specific home equity loan product development and related marketing campaigns through the Bank's retail branch network. This campaign has been directed at retaining consumer mortgage investment in the Bank's market area. The Corporation's commercial business loan portfolio grew $1.8 million or 8.2%, directly as the result of $3.0 million in new funding on a tax-free loan with a municipality in the Bank's market area. The Corporation's non-real estate consumer loan portfolio increased $2.0 million or 16.0% as a direct result of marketing campaigns focusing on the retention of consumer automobile loans in the Bank's market area.

Federal bank stocks. Federal bank stocks increased $644,000 or 49.6% to $1.9 million at September 30, 2003 from $1.3 million at December 31, 2002. This increase is directly related to the $7.9 million increase in Federal Home Loan Bank of Pittsburgh (FHLB) borrowed funds during the period - see comments below under "Borrowed Funds".

Premises and equipment. Premises and equipment increased $1.0 million or 30.3% to $4.8 million at September 30, 2003 from $3.7 million at December 31, 2002. This increase can be attributed to capital investments made for the historical remodeling of the Corporation's headquarters and the Bank's main office to date, for the Bank's new branch office in Butler County, Pennsylvania and for various data processing initiatives undertaken during 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $1.7 million or 0.65% and $1.2 million or 0.49% of total assets at September 30, 2003 and December 31, 2002, respectively. Non-accrual loans at September 30, 2003 consisted primarily of commercial mortgages and residential mortgages of $1.0 million and $371,000, respectively.

Deposits. Total deposits increased $11.5 million or 5.6% to $215.9 million at September 30, 2003 from $204.4 million at December 31, 2002. This increase was comprised of increases in noninterest bearing and interest bearing deposits of $5.1 million and $6.4 million, respectively. The general increase in deposits during the period can be attributed primarily to: (1) an overall movement of funds in the marketplace by customers from mutual fund and stock investments into FDIC insured bank deposits as a result of recent national economic instability, and (2) the opening of a new branch banking office in Butler County, Pennsylvania in late January 2003.

Borrowed funds. Borrowed funds increased $7.9 million or 79.3% to $17.9 million at September 30, 2003 from $10.0 million at December 31, 2002. This increase was the result of a new $5.0 million long-term borrowing from the FHLB utilized to fund the aforementioned tax-free loan and $2.9 million of FHLB overnight borrowings.

Stockholders' equity. Stockholders' equity decreased $230,000 or 1.0% to $22.5 million at September 30, 2003 from $22.7 million at December 31, 2002. This decrease was the result of an increase in treasury stock of $1.7 million, offset by increases in retained earnings of $988,000, comprised of net income of $1.8 million offset by dividends paid of $829,000, and in accumulated other comprehensive income of $464,000.

During June and September of 2003, the Corporation received two separate unsolicited offers from stockholders to buy back shares of the Corporation's common stock held by these stockholders. These purchases totaled 65,000 shares for an average price per share of $25.87 or a total purchase cost of $1.7 million. Cash on hand was utilized to facilitate these repurchases and take advantage of this opportunity to manage the Corporation's capital levels. Subsequent to this repurchase the Corporation and the Bank remain "well capitalized" for regulatory purposes. These shares will be held in treasury stock.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2003 and 2002

General. The Corporation reported net income of $649,000 and $581,000 for the three months ended September 30, 2003 and 2002, respectively. The $68,000 or 11.7% increase in net income for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, was attributable to an increase in noninterest income of $110,000 and a decrease in the provision for loan losses and the provision for income taxes of $15,000 and $55,000, respectively. Partially offsetting these favorable variances was an increase in noninterest expense of $68,000 and a decrease in net interest income of $44,000.

Net interest income. Net interest income on a tax equivalent basis decreased $9,000 to $2.4 million for the three months ended September 30, 2003. This net decrease can be attributed to a decrease in interest income of $84,000, offset by a decrease in interest expense of $75,000.

Interest income. Interest income on a tax equivalent basis decreased $84,000 or 2.3% to $3.6 million for the three months ended September 30, 2003, compared to $3.7 million for the same period in the prior year. This decrease in interest income can be attributed to a 77 basis point decline in the interest rate on average interest-earning assets to 6.02% during the three months ended September 30, 2003, compared to 6.79% for the same period in the prior year. The yield on average loans, securities and interest-earning deposits decreased to 6.57%, 4.48% and 1.91%, respectively, during the three months ended September 30, 2003, compared to 7.34%, 5.26%, and 2.41%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable and securities increased to $181.2 million and $55.7 million, respectively, during the three months ended September 30, 2003, compared to $168.2 million and $43.6 million, respectively, during the same period in the prior year. Offsetting the increase in average loans receivable and securities was a decrease in the average balance of interest-earning cash and cash equivalents to $3.1 million during the three months ended September 30, 2003, compared to $6.1 million during the same period in the prior year. Increases in average loans and securities between quarterly periods were funded by deposit growth and, to a lesser extent, borrowed funds. See comments in the "Changes in Financial Condition" section above for discussion of security, loan and deposit growth factors.

Interest expense. Interest expense decreased $75,000 or 5.8% to $1.2 million for the three months ended September 30, 2003, compared to $1.3 million for the same period in the prior year. This decrease in interest expense can be attributed to a 47 basis point decline in the interest rate on average interest-bearing liabilities to 2.50% during the three months ended September 30, 2003, compared to 2.97% for the same period in the prior year. The average cost of deposits decreased to 2.40% during the three months ended September 30, 2003, compared to 2.93% for the same period in the prior year. The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $177.1 million and $17.7 million, respectively, during the three months ended September 30, 2003, compared to $168.4 million and $5.4 million, respectively, during the same period in the prior year.

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

(Dollar amounts in thousands)                        Three months ended September 30,

                                             2003                             2002
                                        ------------------------------   ------------------------------
                                         Average              Yield /     Average              Yield /
                                         Balance    Interest    Rate      Balance    Interest    Rate
-------------------------------------------------------------------------------------------------------

Interest-earning assets:
---------------------------------------
 Loans, taxable                          $174,040     $2,885     6.58%    $165,663     $3,069     7.35%
 Loans, tax exempt                          7,121        113     6.30%       2,500         43     6.85%
                                        ---------- ---------- --------   ---------- ---------- --------
                                          181,161      2,998     6.57%     168,163      3,112     7.34%
                                        ---------- ---------- --------   ---------- ---------- --------

 Securities, taxable                       40,206        373     3.68%      31,179        371     4.72%
 Securities, tax exempt                    15,504        256     6.56%      12,396        207     6.63%
                                        ---------- ---------- --------   ---------- ---------- --------
                                           55,710        629     4.48%      43,575        578     5.26%
                                        ---------- ---------- --------   ---------- ---------- --------

 Interest-earning cash equivalents          1,234          2     0.64%       4,765         24     2.00%
 Federal bank stocks                        1,886         13     2.73%       1,338         13     3.85%
                                        ---------- ---------- --------   ---------- ---------- --------
                                            3,120         15     1.91%       6,103         37     2.41%
                                        ---------- ---------- --------   ---------- ---------- --------

 Total interest-earning assets            239,991      3,642     6.02%     217,841      3,727     6.79%
   Cash and due from banks                  5,762                            6,660
   Other noninterest-earning assets        11,184                            6,076
                                        ---------- ---------- --------   ---------- ---------- --------

   Total assets                          $256,937     $3,642     5.62%    $230,577     $3,727     6.41%
                                        ========== ==========            ========== ==========

Interest-bearing liabilities:
---------------------------------------
 Interest-bearing demand deposits         $78,946       $144     0.72%     $72,545       $209     1.14%
 Time deposits                             98,119        929     3.76%      95,806      1,034     4.28%
                                        ---------- ---------- --------   ---------- ---------- --------
                                          177,065      1,073     2.40%     168,351      1,243     2.93%
                                        ---------- ---------- --------   ---------- ---------- --------

 Borrowed funds, term                      15,000        147     3.89%       5,000         57     4.52%
 Borrowed funds, overnight                  2,662          7     1.04%         427          2     1.86%
                                        ---------- ---------- --------   ---------- ---------- --------
                                           17,662        154     3.46%       5,427         59     4.31%
                                        ---------- ---------- --------   ---------- ---------- --------

 Total interest-bearing liabilities       194,727      1,227     2.50%     173,778      1,302     2.97%
   Noninterest-bearing demand deposits     38,084          -        -       32,884                   -
                                        ---------- ---------- --------   ---------- ---------- --------

  Funding and cost of funds               232,811      1,227     2.09%     206,662      1,302     2.50%
   Other noninterest-bearing
    liabilities                             2,023                            1,439
                                        ----------                       ----------

   Total liabilities                      234,834                          208,101
   Stockholders' equity                    22,103                           22,476
                                        ---------- ---------- --------   ---------- ---------- --------

   Total liabilities and stockholders'
    equity                               $256,937     $1,227     2.09%    $230,577     $1,302     2.50%
                                        ========== ==========            ========== ==========

Net interest income                                   $2,415                           $2,425
                                                   ==========                       ==========

Interest rate spread (difference
 between                                                         3.52%                            3.82%
                                                              ========                         ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest                                3.99%                            4.42%
                                                              ========                         ========
 income as a percentage of average
 interest-earning assets)

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



-0-
*T
%%%%-DO-NOT-MODIFY-THIS-LINE-%%%%_Table_10_Start
 (In thousands)                                                 Three months ended September 30,
                                                                      2003 versus 2002
                                                                   Increase (decrease) due to
                                                             -------------------------------------
                                                              Volume         Rate          Total
--------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $230         $(344)         $(114)
    Securities                                                   145          (285)           145
    Interest-earning cash equivalents                            (11)          (11)           (22)
    Federal bank stocks                                            4            (4)             -
                                                             --------      --------      ---------

    Total interest-earning assets                                368           (453)          (85)
                                                             --------      --------      ---------

 Interest expense:
    Deposits                                                      62          (232)          (170)
    Borrowed funds                                               109           (14)            95
                                                             --------      --------      ---------

    Total interest-bearing liabilities                           171          (246)           (75)
                                                             --------      --------      ---------

 Net interest income                                            $197         $(207)          $(10)
                                                             ========      ========      =========


Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio. The $15,000 decrease in the Corporation's provision for loans losses between the three-month periods ended September 30, 2003 and 2002 can be attributed to management's assessment of the overall adequacy of the Corporation's allowance for loan losses at September 30, 2003, as well as the lower volume of loan charge-offs during the third quarter 2003 versus the same quarter in 2002.

Noninterest income. Noninterest income increased $110,000 or 30.8% to $467,000 during the three months ended September 30, 2003, compared to $357,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees earned, gains on sales of marketable equity securities, earnings on bank-owned life insurance and other noninterest income of $25,000, $60,000, $58,000 and $1,000, respectively. Partially offsetting this favorable variance was a decrease in the gains on loans held for sale of $34,000.

Noninterest expense. Noninterest expense increased $68,000 or 3.8% to $1.841 million during the three months ended September 30, 2003, compared to $1.773 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits expense, intangible amortization expense and other noninterest expense of $36,000, $22,000 and $39,000, respectively. This unfavorable variance was offset by a decrease in premises and equipment expense of $29,000. Increased noninterest expenses as a result of opening the Bank's new branch office in Butler, Pennsylvania in January 2003 were, for the most part, offset by cost savings through the consolidation of two offices into one office in the Clarion, Pennsylvania market in March 2003.

Compensation and employee benefits expense increased $36,000 or 3.7% to $1.0 million during the three months ended September 30, 2003, compared to $986,000 for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Premises and equipment expense decreased $29,000 or 10.6% to $245,000 during the three months ended September 30, 2003, compared to $274,000 for the same period in the prior year. This decrease can be primarily attributed to lower depreciation expenses of $17,000, which was a result of the cessation of depreciation on certain equipment at the end of 2002. During the month ended September 30, 2003, construction on the main office was substantially complete. The completion of this project will impact future noninterest expense with the increase of depreciation, which will begin in the fourth quarter of 2003.

Intangible amortization expense increased $22,000 to $34,000 during the three months ended September 30, 2003, compared to $12,000 for the same period in the prior year. This variance was a result of the reversal of previously recognized goodwill amortization expense of $33,000 in the third quarter of 2002 related to adopting SFAS No. 147, "Acquisitions of Certain Financial Institutions."

Other noninterest expense increased $39,000 or 7.8% to $540,000 during the three months ended September 30, 2003, compared to $501,000 for the same period in the prior year. This increase can be attributed primarily to increases in travel and entertainment expenses, printing and office supplies, loan expense and marketing expenses associated with the promotion of the aforementioned home equity products. Partially offsetting this unfavorable variance was decreases in telephone cost expenses, software depreciation, and transfer agent fees between the two periods.

Provision for income taxes. The provision for income taxes decreased $55,000 or 20.8% to $209,000 for the three months ended September 30, 2003, compared to $264,000 for the same period in the prior year. This decrease is a direct result of the decrease in the Corporation's effective tax rate resulting from the investment in bank owned life insurance and increased investment in tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Partially offsetting this decrease was an increase in the Corporation's pre-tax earnings base between the third quarter 2003 and 2002.

Comparison of Results for the Nine month  Periods Ended  September 30, 2003 and 2002

General. The Corporation reported net income of $1.8 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. The $223,000 or 14.0% increase in net income for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was attributable to an increase in noninterest income of $323,000 and decreases in the provision for loan losses and income taxes of $66,000 and $78,000, respectively. Partially offsetting this favorable variance was a decrease in net interest income of $141,000 and an increase in noninterest expense of $103,000.

Average Balance Sheet and Yield/Rate Analysis.


(Dollar amounts in thousands)                    Nine months ended September 30, 2003

                                             2003                             2002
                                        ------------------------------ --------------------------------
                                         Average              Yield /    Average               Yield /
                                         Balance    Interest    Rate     Balance     Interest    Rate
-------------------------------------------------------------------------------------------------------

Interest-earning assets:
---------------------------------------
 Loans, taxable                          $170,433     $8,732     6.85%    $163,913     $9,316     7.60%
 Loans, tax exempt                          5,659        264     6.24%       2,500         37     1.98%
                                        ---------- ---------- -------- ------------ ---------- --------
                                         $176,092     $8,996     6.83%    $166,413     $9,353     7.51%
                                        ---------- ---------- -------- ------------ ---------- --------

 Securities, taxable                       36,015      1,076     3.99%      29,160      1,122     5.14%
 Securities, tax exempt                    16,254        793     6.52%      11,789        602     6.83%
                                        ---------- ---------- -------- ------------ ---------- --------
                                           52,269      1,869     4.78%      40,949      1,724     5.63%
                                        ---------- ---------- -------- ------------ ---------- --------

 Interest-earning cash equivalents          2,414         24     1.33%       4,390         55     1.68%
 Federal bank stocks                        1,642         39     3.18%       1,308         41     4.19%
                                        ---------- ---------- -------- ------------ ---------- --------
                                            4,056         63     2.08%       5,698         96     2.25%
                                        ---------- ---------- -------- ------------ ---------- --------

 Total interest-earning assets            232,417     10,928     6.29%     213,060     11,173     7.01%
   Cash and due from banks                  6,021                            5,554
   Other noninterest-earning assets        10,449                            5,493
                                        ---------- ---------- -------- ------------ ---------- --------

   Total assets                          $248,887    $10,928     5.87%    $224,107    $11,173     6.67%
                                        ========== ==========          ============ ==========

Interest-bearing liabilities:
---------------------------------------
 Interest-bearing demand deposits         $76,477       $458     0.80%     $71,636       $613     1.14%
 Time deposits                             99,057      2,828     3.82%      92,628      3,091     4.46%
                                        ---------- ---------- -------- ------------ ---------- --------
                                          175,534      3,286     2.50%     164,264      3,704     3.01%
                                        ---------- ---------- -------- ------------ ---------- --------

 Borrowed funds, term                      12,000        356     3.97%       5,000        175     4.68%
 Borrowed funds, overnight                  1,108          9     1.09%         115          1     1.16%
                                        ---------- ---------- -------- ------------ ---------- --------
                                           13,108        365     3.72%       5,115        176     4.60%
                                        ---------- ---------- -------- ------------ ---------- --------

 Total interest-bearing liabilities       188,642      3,651     2.59%     169,379      3,880     3.06%
   Noninterest-bearing demand deposits     35,686          -        -       31,390                   -
                                        ---------- ---------- -------- ------------ ---------- --------

  Funding and cost of funds               224,328      3,651     2.18%     200,769      3,880     2.58%
   Other noninterest-bearing
    liabilities                             1,758                            1,442
                                        ----------                     ------------

   Total liabilities                      226,086                          202,211
   Stockholders' equity                    22,801                           21,896
                                        ---------- ---------- -------- ------------ ---------- --------

   Total liabilities and stockholders'
    equity                               $248,887     $3,651     2.18%    $224,107     $3,880     2.58%
                                        ========== ==========          ============ ==========

Net interest income                                   $7,277                           $7,293
                                                   ==========                       ==========

Interest rate spread (difference
 between                                                         3.70%                            3.95%
                                                              ========                         ========
 weighted average rate on interest-
  earning
 assets and interest-bearing
  liabilities)

Net interest margin (net interest                                4.19%                            4.58%
                                                              ========                         ========
 income as a percentage of average
 interest-earning assets)


Analysis of Changes in Net Interest Income.


 (In thousands)                                                 Nine months ended September 30,
                                                                       2003 versus 2002
                                                                   Increase (decrease) due to
                                                             -------------------------------------
                                                              Volume         Rate          Total
--------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                       $525         $(882)         $(357)
    Securities                                                   430          (285)           145
    Interest-earning cash equivalents                            (21)          (10)           (31)
    Federal bank stocks                                            9           (11)            (2)
                                                             --------      --------      ---------

    Total interest-earning assets                                943        (1,188)          (245)
                                                             --------      --------      ---------

 Interest expense:
    Deposits                                                     242          (660)          (418)
    Borrowed funds                                               228           (39)           189
                                                             --------      --------      ---------

    Total interest-bearing liabilities                           470          (699)          (229)
                                                             --------      --------      ---------

 Net interest income                                            $473         $(489)          $(16)
                                                             ========      ========      =========

Net interest income. Net interest income on a tax equivalent basis decreased $16,000 to $7.3 million for the nine months ended September 30, 2003. This decrease can be attributed to a decrease in interest income of $245,000 partially offset by a decrease in interest expense of $229,000.

Interest income. Interest income on a tax equivalent basis decreased $245,000 or 2.2% to $10.9 million for the nine months ended September 30, 2003, compared to $11.2 million for the same period in the prior year. This net decrease in interest income can be attributed to decreases in interest earned on loans and interest-earning cash equivalents and federal bank stocks of $357,000 and $33,000, respectively, partially offset by an increase in interest earned on securities of $145,000.

Contributing to the decrease in interest income was a decrease in the yield on interest-earning assets of 72 basis points to 6.29% for the nine months ended September 30, 2003, compared to 7.01% for the same period in the prior year. The yield on average loans, securities and interest-earning cash equivalents decreased to 6.83%, 4.78%, and 2.08%, respectively, during the nine months ended September 30, 2003, compared to 7.51%, 5.63%, and 2.25%, respectively, for the same period in the prior year. Partially offsetting the decrease in the yield on interest-earning assets was an increase in average interest-earning assets of $19.4 million or 9.1% to $232.4 million for the nine months ended September 30, 2003, compared to $213.1 million for the same period in the prior year. The increase in average interest-earning assets can be attributed to increases in average loans receivable and securities of $9.7 million and $11.3 million, respectively, offset by a decrease in interest-earning cash equivalents of $1.6 million. Average loans receivable increased to $176.1 million and average securities increased to $52.3 million during the nine months ended September 30, 2003, compared to $166.4 million and $40.9 million, respectively, during the same period in the prior year. See comments in the "Changes in Financial Condition" section above for discussion of security, loan and deposit growth factors.

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

Interest expense. Interest expense decreased $229,000 or 5.9% to $3.7 million for the nine months ended September 30, 2003, compared to $3.9 million for the same period in the prior year. This decrease in interest expense can be attributed to a 47 basis point decline in the interest rate on average interest-bearing liabilities to 2.59% during the nine months ended September 30, 2003, compared to 3.06% for the same period in the prior year. The average cost of deposits and borrowed funds decreased to 2.50% and 3.72%, respectively, during the nine months ended September 30, 2003, compared to 3.01% and 4.60%, respectively, for the same period in the prior year. The decrease in interest expense due to rate was partially offset by an increase in the average balance of interest-bearing liabilities as average interest-bearing deposits and borrowed funds increased to $175.5 million and $13.1 million, respectively, during the nine months ended September 30, 2003, compared to $164.3 million and $5.1 million, respectively, during the same period in the prior year.

Provision for loan losses. The $66,000 or 22.7% decrease in the Corporation's provision for loans losses between the nine month periods ended September 30, 2003 and 2002 was primarily the result of management's assessment of the overall adequacy of the Corporation's allowance for loan losses at September 30, 2003, as well as the lower volume of loan charge-offs during the nine month period ending September 30, 2003 versus the same period in the prior year.

Noninterest income. Noninterest income increased $323,000 or 32.5% to $1.3 million for the nine months ended September 30, 2003 compared to $995,000 for the same period in the prior year. This increase can principally be attributed to the increase in service fees, gains on sales of marketable equity securities and earnings on bank-owned life insurance of $73,000, $115,000 and $175,000, respectively. Offsetting this increase in noninterest income are decreases in gains on sales of loans held for sale and other noninterest income of $16,000 and $24,000, respectively.

Noninterest expense. Noninterest expense increased $103,000 or 1.9% to $5.7 million during the nine months ended September 30, 2003 compared to $5.6 million for the same period in the prior year. This increase in noninterest expense can be attributed to an increase in compensation and employee benefits expense of $213,000, offset by decreases in premises and equipment expense, intangible amortization expense and other expenses of $76,000, $2,000 and $32,000, respectively. Increased noninterest expenses as a result of opening the Bank's new branch office in Butler, PA in January 2003 were, for the most part, offset by cost savings through the consolidation of two offices into one office in the Clarion, Pennsylvania market in March 2003.

Compensation and employee benefits expense increased $213,000 or 7.1% to $3.2 million during the nine months ended September 30, 2003, compared to $3.0 million for the same period in the prior year. This increase can be attributed primarily to normal and expected salary and benefit cost increases and increased management and employee incentive costs between the two periods.

Premises and equipment expense decreased $76,000 or 8.8% to $786,000 during the nine months ended September 30, 2003, compared to $862,000 for the same period in the prior year. This decrease can be primarily attributed to lower depreciation expenses of $62,000, which was principally a result of the cessation of depreciation on certain equipment at the end of 2002. During the nine months ended September 30, 2003, construction on the main office was substantially complete. The completion of this project will impact future noninterest expense with the increase of depreciation, which will begin in the fourth quarter of 2003.

Other noninterest expense decreased $32,000 or 2.0% to $1.567 million during the nine months ended September 30, 2003, compared to $1.599 million for the same period in the prior year. This decrease can primarily be attributed to decreased telephone cost expenses, software depreciation, and travel and entertainment expenses between the two periods. Partially offsetting this favorable variance was an increase in printing and office supplies, postage, and marketing expenses associated with the introduction of the Bank's internet banking product and the promotion of home equity products.

Provision for income taxes. The provision for income taxes decreased $78,000 or 11.8% to $585,000 for the nine months ended September 30, 2003, compared to $663,000 for the same period in the prior year. This decrease is a direct result of the decrease in the Corporation's effective tax rate as a result of increased investments in tax-free instruments and tax credits - see also comments in quarterly analysis section.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2003, the Corporation used its sources of funds primarily to fund loan commitments and, to a lesser extent, purchase securities. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $14.5 million, and standby letters of credit totaling $566,000.

At September 30, 2003, time deposits amounted to $98.9 million or 45.8% of the Corporation's total consolidated deposits, including approximately $25.8 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2003, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $106.3 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Item 3.  Controls and Procedures

(a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

      As of the quarter ended September 30, 3003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
         Exhibit 31.2 Rule 13a-14(a) Certification of Principal Financial and
                      Accounting Officer
         Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350
         Exhibit 32.2 PFO Certification Pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K

         The Corporation filed a Form 8-K dated July 17, 2003 to announce second quarter 2003 earnings.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  November 14, 2003       By:   /s/ David L. Cox
                                     -------------------------------------------
                                     David L. Cox
                                     Chairman of the Board,
                                     President and Chief Executive Officer

Date:  November 14, 2003       By:   /s/ Shelly L. Rhoades
                                     ------------------------------------------
                                     Assistant Controller
                                    (Principal Financial and Accounting Officer)