Form 10KSB
period 2003-12-31
EMCLAIRE FINANCIAL CORP
filed 2004-03-30
CIK 858800

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from: ___________ to ___________

                        Commission File Number: 000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Pennsylvania                                      25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

             612 Main Street, Emlenton, PA                             16373
--------------------------------------------------------------------------------
            (Address of principal executive office)                  (Zip Code)

Issuer's telephone number:  (724) 867-2311

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

         State issuer's revenues for its most recent fiscal year.  $15,994,000

         As of February 29, 2004, there were issued and outstanding 1,267,835 shares of the Registrant's Common Stock.

The Registrant's Common Stock trades on the OTC Electronic Bulletin Board under the symbol "EMCF." The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 10, 2004, was $28,111,439 ($26.50 per share average bid and ask prices of $25.75 and $26.50, respectively, based on 1,267,835 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2003 (Parts I, II, and IV).

2. Portions of the Proxy Statement for the May 19, 2004 Annual Meeting of Stockholders (Part III).

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

                            EMCLAIRE FINANCIAL CORP.

                                TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.       Description of Business...................................................................................1

Item 2.       Description of Properties................................................................................15

Item 3.       Legal Proceedings........................................................................................16

Item 4.       Submission of Matters to a Vote of Security Holders......................................................16

                                     PART II
                                     -------

Item 5.       Market for Common Equity and Related Stockholder Matters.................................................16

Item 6.       Management's Discussion and Analysis or Plan of Operation................................................16

Item 7.       Financial Statements.....................................................................................16

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................16

Item 8A.      Controls and Procedures..................................................................................17

                                    PART III
                                    --------

Item 9.       Directors and Executive Officers of the Registrant.......................................................17

Item 10.      Executive Compensation...................................................................................17

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........17

Item 12.      Certain Relationships and Related Transactions...........................................................17

Item 13.      Exhibits, Lists and Reports on Form 8-K..................................................................18

Item 14.      Principal Accountant Fees and Services...................................................................19

Signatures    .........................................................................................................20



PART I

Item 1.  Description of Business
--------------------------------

Forward Looking Statements

Discussions of certain matters in this Form 10-KSB and other related year end documents may constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the local economy, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors and those discussed under "Risk Factors" should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

At December 31, 2003, the Corporation had $262.5 million in total assets, $22.7 million in stockholders' equity, $190.5 million in loans and $217.1 million in deposits.

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

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 37.3% of the total loan portfolio at December 31, 2003. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. In addition, the Bank funds education loans, under various government guaranteed student loan programs, that are serviced for the Bank by a third party. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2003, the Bank's loans to one borrower limit based upon 15% of unimpaired capital was $3.0 million. At December 31, 2003, the Bank's largest single lending relationship had an outstanding balance of $5.0 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest aggregate borrower had loans which totaled $2.6 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area, and was performing in accordance with its terms.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:



------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           2003             2002             2001             2000             1999
                                    ---------------- ---------------- ---------------- ---------------- ----------------
                                     Dollar           Dollar           Dollar           Dollar           Dollar
                                     Amount        %  Amount        %  Amount        %  Amount        %  Amount        %
------------------------------------------------------------------------------------------------------------------------

Mortgage loans:
 Consumer                           $106,712   55.5% $101,585   59.4% $100,420   62.0%  $92,429   60.9%  $90,232   64.7%
 Commercial                           44,935   23.4%   34,986   20.4%   26,470   16.3%   24,661   16.2%   20,360   14.5%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

   Total real estate loans           151,647   78.9%  136,571   79.8%  126,890   78.3%  117,090   77.1%  110,592   79.2%

Other loans:
 Commercial business                  26,470   13.9%   21,913   12.8%   20,806   12.9%   20,084   13.3%   14,660   10.6%
 Consumer                             14,142    7.4%   12,660    7.4%   14,308    8.8%   14,618    9.6%   14,210   10.2%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

   Total other loans                  40,612   21.1%   34,573   20.2%   35,114   21.7%   34,702   22.9%   28,870   20.8%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

Total loans receivable               192,259  100.0%  171,144  100.0%  162,004  100.0%  151,792  100.0%  139,462  100.0%
                                              ======           ======           ======           ======           ======
Less:
 Allowance for loan losses             1,777            1,587            1,464            1,460            1,373
                                    ---------        ---------        ---------        ---------        ---------

Net loans receivable                $190,482         $169,557         $160,540         $150,332         $138,089
                                    =========        =========        =========        =========        =========


The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation's portfolio as of December 31, 2003. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.





------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)   Due in one     Due from one  Due from five   Due after
                                year or less    to five        to ten        ten years       Total
                                                  years         years
------------------------------------------------------------------------------------------------------

Consumer mortgage                    $7,603       $20,493       $25,008         $53,608      $106,712
Commercial mortgage                   4,292        18,395        17,378           4,870        44,935
Commercial business                  10,356         7,917         2,011           6,186        26,470
Consumer                              6,802         6,072         1,240              28        14,142
                                ------------  ------------   -----------    ------------  ------------

                                    $29,053       $52,877       $45,637         $64,692      $192,259
                                ============  ============   ===========    ============  ============


The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans with maturities greater than one year as of December 31, 2003:


Loans Maturing Over One Year

----------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                                Fixed      Adjustable
                                                                               rates       rates
----------------------------------------------------------------------------------------------------

Consumer mortgage                                                             $98,081        $1,028
Commercial mortgage                                                            11,747        28,896
Commercial business                                                            12,796         3,318
Consumer                                                                        7,340             -
                                                                          ------------  ------------

                                                                             $129,964       $33,242
                                                                          ============  ============


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

As of December 31, 2003, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $1.4 million or 0.52% of the Corporation's total assets.

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

The Corporation's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the asset is charged-off immediately.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2003, the Corporation's classified and criticized assets amounted to $8.4 million with $4.1 million classified as substandard and $4.3 million identified as special mention.

The following table sets forth information regarding the Corporation's non-performing assets as of December 31:



(Dollar amounts in thousands)                        2003       2002       2001       2000       1999
------------------------------------------------------------------------------------------------------

Non-performing loans                               $1,329     $1,160     $1,245       $900       $703

 Total as a percentage of gross loans                0.69%      0.69%      0.78%      0.59%      0.50%
                                                ---------- ---------- ---------- ---------- ----------

Repossessions                                          45          -          -          -          -
Real estate acquired through foreclosure                -          3         20         33        104
                                                ---------- ---------- ---------- ---------- ----------
 Total as a percentage of total assets               0.02%      0.00%      0.01%      0.02%      0.05%
                                                ---------- ---------- ---------- ---------- ----------

Total non-performing assets                        $1,374     $1,163     $1,265       $933       $807
                                                ========== ========== ========== ========== ==========

Total non-performing assets
 as a percentage of total assets                     0.52%      0.49%      0.58%      0.48%      0.42%
                                                ========== ========== ========== ========== ==========

Allowance for loan losses as a
 percentage of non-performing loans                133.71%    136.81%    117.59%    162.22%    195.31%
                                                ========== ========== ========== ========== ==========


Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2003 of $1.8 million is adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:


-------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                       2003      2002      2001      2000      1999
-------------------------------------------------------------------------------------------------

Balance at beginning of period                    $1,587    $1,464    $1,460    $1,373    $1,336

 Provision for loan losses                           330       381       154       209       162

 Charge-offs:
  Mortgage loans                                     (25)      (36)      (27)      (34)      (12)
  Commercial business loans                          (26)     (186)      (62)       (1)        -
  Consumer loans                                    (154)     (109)     (108)     (121)     (143)
                                                --------- --------- --------- --------- ---------
                                                    (205)     (331)     (197)     (156)     (155)

 Recoveries:
  Mortgage loans                                       -        26         -         -         -
  Commercial business loans                           22        20         -         2         -
  Consumer loans                                      43        27        47        32        30
                                                --------- --------- --------- --------- ---------
                                                      65        73        47        34        30

Balance at end of period                          $1,777    $1,587    $1,464    $1,460    $1,373
                                                ========= ========= ========= ========= =========

Ratio of net charge-offs to average loans
 outstanding                                        0.08%     0.15%     0.10%     0.08%     0.09%
                                                ========= ========= ========= ========= =========

Ratio of allowance to total loans at end of
 period                                             0.92%     0.93%     0.90%     0.96%     0.98%
                                                ========= ========= ========= ========= =========


Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2003 approximately $14.7 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of stockholders' equity.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yields and contractual maturities of the Corporation's securities as of December 31, 2003:


 (Dollar amounts in         Due in 1   Due from 1   Due from 3   Due from   Due after  No scheduled
  thousands)                                                         5
                            year or     to 3       to 5 years     to 10     10 years     maturity    Total
                              less      years                      years
-----------------------------------------------------------------------------------------------------------

U.S. Government
 securities                   $3,065    $3,494          $9,365     $2,971         $-         $-    $18,895
Mortgage-backed
 securities                        -         -             832        837         17          -      1,686
Municipal securities               -         -               -          -     15,491          -     15,491
Corporate securities           3,541     6,330               -          -          -          -      9,871
Equity securities                  -         -               -          -          -      3,219      3,219
                           ---------- ---------   ------------- ---------- ---------- ---------- ----------

Estimated Fair Value          $6,606    $9,824         $10,197     $3,808    $15,508     $3,219    $49,162
                           ========== =========   ============= ========== ========== ========== ==========

Weighted average yield
 (1)                            5.92%     3.60%           2.85%      4.04%      7.11%      4.67%      4.19%
                           ========== =========   ============= ========== ========== ========== ==========

(1)  Weighted average yield is calculated based upon amortized cost.

For additional information regarding the Corporation's investment portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the FHLB. In addition, the Bank can obtain advances from the FRB discount window. For a description of the Bank's sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated herein by reference.

Deposits. The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

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

For additional information regarding the Corporation's deposit base and borrowed funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Annual Report incorporated herein by reference.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a national association. As of December 31, 2003, the Bank had no subsidiaries.

Personnel

At December 31, 2003, the Bank had 98 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

Competition

The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.

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

Supervision and Regulation

General. Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws that relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Corporation. The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require the Corporation to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Corporation must file written notice and obtain FRB approval prior to purchasing or redeeming its equity securities.

Further, the Corporation is required by the FRB to maintain certain levels of capital. See "Capital Standards."

The Corporation is required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of the Corporation and another bank holding company.

The Corporation is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior FRB approval, The Corporation may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under FRB regulations, the Corporation is required to serve as a source of financial and managerial strength to the Corporation's subsidiary bank and may not conduct operations in an unsafe or unsound manner. In addition, it is the FRB's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

The Corporation is also a bank holding company within the meaning of the Pennsylvania Banking Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the Pennsylvania Department of Banking.

The Corporation's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Bank. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Corporation is also subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Bank Insurance Fund ("BIF") and the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Corporation's operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank's growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that the Corporation's conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

A national bank may have a financial subsidiary engaged in any activity authorized for national banks directly or certain permissible activities. Generally, a financial subsidiary is permitted to engage in activities that are "financial in nature" or incidental thereto, even though they are not permissible for the national bank itself. The definition of "financial in nature" includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

          o the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

          o the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

          o    increased penalties for financial crimes;

          o expanded disclosure of corporate operations and internal controls and required executive certification of financial presentations;

          o increased requirements for board audit committees and their members;

          o    enhanced controls on, and reporting of, insider trading; and

          o    statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

USA Patriot Act of 2001. The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:


          o    due  diligence   requirements  for  financial  institutions  that
               administer,   maintain,   or  manage  private  bank  accounts  or
               correspondent accounts for non-US persons;

          o    standards  for  verifying  customer   identification  at  account
               opening and maintaining expanded records;

          o    rules  to  promote  cooperation  among  financial   institutions,
               regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

          o reports by non-financial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and

          o suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Fair and Accurate Credit Transactions Act. In December 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act ("FACT Act") which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission ("FTC") are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Corporation's privacy policies have been implemented in accordance with the law.

On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations "to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand." The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

Interagency Guidance on Response Programs to Protect Against Identity Theft. On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

          o interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers' information; and

          o    describes  the  components  of a  response  program  and  sets  a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

The Bank is not able at this time to determine the impact of any such proposed guidance on the Corporation's financial condition or results of operation.

Dividends and Other Transfers of Funds. Dividends from the Bank constitute the principal source of income to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. In addition, the Bank's regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in any affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank or its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms."

Loans-to-One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2003, the Bank's loans-to-one-borrower limit was $3.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank's largest single lending relationship had an outstanding balance of $5.0 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest aggregate borrower had loans which totaled $2.6 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area, and was performing in accordance with its terms.

Capital Standards. The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk.


The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" consists of (1) common equity,
(2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. "Tier II capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

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

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank exceeded the required ratios for classification as "well/adequately capitalized."

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution's primary regulator.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance. Through the BIF, the FDIC insures the Bank's customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the Corporation's earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for fourth quarter of fiscal 2003 were 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Interstate Banking and Branching. Banks have the ability, subject to certain State restrictions, to acquire, by acquisition or merger, branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

On February 6, 2004, the federal banking agencies proposed amendments to the CRA regulations that would:

          o increase the definition of "small institution" from total assets of $250 million to $500 million, without regard to any holding company; and

          o take into account abusive lending practices by a bank or its affiliates in determining a bank's CRA rating.

A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank applies for approval to acquire another bank, the banking regulators will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank's most recent CRA exam on March 22, 1999 resulted in a rating of satisfactory.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank, similar to current requirements, would be required to own capital stock in the FHLB in an amount equal to a percentage of our loans and borrowings. The new capital stock is redeemable on five years' written notice, subject to certain conditions.

The Corporation does not believe that the initial implementation of the FHLB-Pittsburgh new capital plan as approved will have a material impact upon its financial condition, cash flows, or results of operations. However, the Bank could be required to purchase or sell capital stock at the discretion of the FHLB-Pittsburgh.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

Item  2.  Description of Property

(a) Properties. The Corporation owns no real property but utilizes the main office of the Bank. The Corporation's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The following table sets forth information with respect to the Bank's offices at December 31, 2003:


 (Dollar amounts in thousands)                                  Owned       Lease     Net Book         Deposits
                                                                  or     Expiration   Value or             at
Location                                             County     Leased    Date (1)   Annual Rent       12/31/2003
------------------------------------------------------------------------------------------------------------------

Corporate and Bank Main Offices:
--------------------------------------------------

..   Headquarters and Main Office                     Venango     Owned            --      $1,533           $45,118
   612 Main Street, Emlenton, Pennsylvania 16373

   Data Center                                      Venango     Owned            --         935                --
   708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices
--------------------------------------------------

   Bon Aire Office                                   Butler     Leased    May 2011           35            30,424
   1101 North Main Street, Butler, Pennsylvania
    16003

   Brookville Office                               Jefferson    Owned            --         226            19,967
   263 Main Street, Brookville, Pennsylvania 15825

   Clarion Wood Street Office                       Clarion     Owned            --         355            35,948
   Sixth & Wood Street, Clarion, Pennsylvania
    16214

   Clarion Mall Office (2)                          Clarion     Leased   March 2003          17                 -
   Room 400, Clarion Mall, Clarion, Pennsylvania
    16214

   DuBois Office                                   Clearfield   Leased    June 2005          20            13,449
   861 Beaver Drive, Dubois, Pennsylvania 15801

   East Brady Office                                Clarion     Owned            --          52            17,026
   323 Kelly's Way, East Brady, Pennsylvania 16028

   Eau Claire Office                                 Butler     Owned            --         152            12,994
   207 Washington Street, Eau Claire, Pennsylvania
    16030

   Knox Office                                      Clarion     Leased    December
                                                                             2011            25            25,876
   Route 338 South, Knox, Pennsylvania 16232

   Meridian Office                                   Butler     Leased    December
                                                                             2012            26             4,079
   101 Meridian Road, Butler, Pennsylvania 16003

   Ridgway Office                                     Elk       Owned            --         150            12,229
   173 Main Street, Ridgway, Pennsylvania 15853
                                                                                                 -----------------

                                                                                                         $217,110
                                                                                                 =================

------------------------------------------------------------------------------------------------------------------

(1)  Lease agreements for leased offices typically include renewal options.

(2) The Clarion Mall office was closed at the expiration of its lease in the first quarter 2003 and operations were consolidated with the Clarion Wood Street Office.

The Bank also maintains remote ATM facilities within its market area.

(b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gains.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities," "Item 1. Description of Business - Supervision and Regulation of the Bank," and "Item 2. Description of Property - (a) Properties" above.

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities" and "Item 1. Description of Business - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities," "Item 1. Description of Business - Supervision and Regulation of the Bank," and "Item 1. Description of Business - Subsidiary Activity."

(c) Description of Real Estate and Operating Data. Not Applicable.

Item  3.  Legal Proceedings
---------------------------

Neither the Bank nor the Corporation is involved in any material legal proceedings. The Bank, from time to time, is party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operation, or liquidity of the Bank or the Corporation.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2003.

PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters
----------------------------------------------------------------------------

The information is contained under the section captioned "Common Stock Information" in the Corporation's Annual Report for the fiscal year ended December 31, 2003, and is incorporated herein by reference. For information with respect to equity compensation plans, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report for the year ended December 31, 2003 and is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

The Corporation's consolidated financial statements required herein are contained in the Corporation's Annual Report for the year ended December 31, 2003and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

Effective March 21, 2002, the Corporation replaced its independent auditors, S.R. Snodgrass, A.C. (S.R. Snodgrass) with Crowe Chizek and Company LLC (Crowe Chizek). S.R. Snodgrass' report on the Corporation's financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation's Audit Committee. During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Corporation and S.R. Snodgrass on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of S.R. Snodgrass, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-B occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to the date hereof.

During the two fiscal years and the subsequent interim period prior to March 21, 2002, the Corporation did not consult Crowe Chizek regarding any of the matters or events set forth in Item 304(a)(2)(v) and (ii) of Regulation S-B.

Item 8A.  Controls And Procedures.
----------------------------------

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports in compliance with the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Corporation's Management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. As of December 31, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Management, including the Corporation's Chief Executive Officer and the Corporation's Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2003, there were no significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced above.

PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" is incorporated by reference to the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on May 19, 2004 (the Proxy Statement) which will be filed no later than 120 days following the Corporation's fiscal year end.

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the "Code") that applies to all employees, including the CEO and the principal financial and accounting officer. A copy of the Code is included as Exhibit 14 hereto. Any waiver of the Code with respect to the CEO and the principal financial and accounting officer will be publicly disclosed in accordance with applicable regulations.

Item 10.  Executive Compensation
--------------------------------

The information contained under the section captioned "Information as to Nominees, Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
----------------------------------------------------------------------------

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

          3.1  Articles of Incorporation of Emclaire Financial Corp. (1)

          3.2  Bylaws of Emclaire Financial Corp. (1)

          4    Specimen Stock Certificate of Emclaire Financial Corp. (2)

          10.1 Form of Change in Control Agreement between Registrant and two executive officers. (3)

          10.2 Form of Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (5)

          10.3 Form of Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (5)

          11 Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

          13 Annual Report to Stockholders for the fiscal year ended December 31, 2003.

          14   Code of Personal and Business Conduct and Ethics

          31.1 CEO 302 Certification.

          31.2 Principal Financial and Accounting Officer 302 Certification.

          32.1 Chief Executive Officer 906 Certification.

          32.2 Principal Financial and Accounting Officer 906 Certification.

          20 Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan.(4)

          21 Subsidiaries of the Registrant (see information contained herein under "Item 1. Description of Business - Subsidiary Activity").

(b) Reports on Form 8-K.

    On October 17, 2003, the Corporation filed Form 8-K announcing earnings for the third quarter of fiscal year 2003.
--------------------------------------------------------------------------------

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

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Ratification of Independent Public Accountants" in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 29, 2004      By:  /s/ David L. Cox
                                ------------------------------------------------
                                David L. Cox
                                President, Chief Executive Officer, and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ David L. Cox                                       By:  /s/ Shelly L. Rhoades
      -----------------------------------------------              ------------------------------------------------
      David L. Cox                                                 Shelly L. Rhoades
      President, Chief Executive Officer, and Director             Treasurer
      (Principal Executive Officer)                                (Principal Financial and Accounting Officer)

Date: March 29, 2004                                          Date: March 29, 2004

By:    /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
      -----------------------------------------------              ------------------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 29, 2004                                          Date: March 29, 2004


By:    /s/ Bernadette H. Crooks                               By:   /s/ George W. Freeman
      -----------------------------------------------              ------------------------------------------------
      Bernadette H. Crooks                                         George W. Freeman
      Director                                                     Director

Date: March 29, 2004                                          Date: March 29, 2004


By:    /s/ Rodney C. Heeter                                   By:   /s/ Robert L. Hunter
      -----------------------------------------------              ------------------------------------------------
      Rodney C. Heeter                                             Robert L. Hunter
      Director                                                     Director

Date: March 29, 2004                                          Date: March 29, 2004


By:    /s/ J. Michael King                                    By:  /s/ John B. Mason
      -----------------------------------------------              ------------------------------------------------
      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 29, 2004                                          Date: March 29, 2004

