Form 10-Q
period 2004-03-31
EMCLAIRE FINANCIAL CORP
filed 2004-05-17
CIK 858800

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission File Number: 000-18464


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                          25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

612 Main Street, Emlenton, Pennsylvania                                    16373
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (724) 867-2311
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |x|

The number of shares outstanding of the Registrant's common stock was 1,267,835 at April 30, 2004.
================================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Interim Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
        March 31, 2004 and December 31, 2003...................................1

        Consolidated Income Statements for the three
        months ended March 31, 2004 and 2003...................................2

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2004 and 2003...................................3

        Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended March 31, 2004 and 2003..............4

        Notes to Consolidated Financial Statements.............................5

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.......................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............12

Item 4. Controls and Procedures...............................................12

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities and Use of Proceeds.............................13

Item 3. Defaults Upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

Signatures    ................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2004 (Unaudited) and December 31, 2003
                (Dollar amounts in thousands, except share data)

                                                        March 31,   December 31,
                                                          2004         2003
                                                       ------------ ------------

                        Assets
                        ------

Cash and due from banks                                $     6,124  $     6,776
Interest-earning deposits in banks                           4,113          927
                                                       ------------ ------------
  Cash and cash equivalents                                 10,237        7,703
Securities available for sale                               51,640       49,145
Securities held to maturity; fair value of $17 and $17          17           17
Loans receivable, net of allowance for loan losses of
 $1,827 and $1,777                                         186,650      190,482
Federal bank stocks, at cost                                 1,719        1,982
Bank-owned life insurance                                    4,324        4,272
Accrued interest receivable                                  1,313        1,270
Premises and equipment                                       5,247        5,223
Goodwill                                                     1,422        1,422
Core deposit intangibles                                        46           54
Prepaid expenses and other assets                            1,062          942
                                                       ------------ ------------

       Total assets                                    $   263,677  $   262,512
                                                       ============ ============

         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing                                  $    37,744  $    36,332
  Interest bearing                                         185,820      180,778
                                                       ------------ ------------
       Total deposits                                      223,564      217,110
 Borrowed funds                                             15,000       20,700
 Accrued interest payable                                      490          477
 Accrued expenses and other liabilities                      1,419        1,570
                                                       ------------ ------------

   Total liabilities                                       240,473      239,857
                                                       ------------ ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares
  authorized;
  none issued                                                    -            -
 Common stock, $1.25 par value, 12,000,000 shares
  authorized;
  1,395,852 shares issued; 1,267,835 shares
   outstanding                                               1,745        1,745
 Additional paid-in capital                                 10,871       10,871
 Treasury stock, at cost; 128,017 shares                    (2,653)      (2,653)
 Retained earnings                                          11,306       11,033
 Accumulated other comprehensive income                      1,935        1,659
                                                       ------------ ------------

   Total stockholders' equity                               23,204       22,655
                                                       ------------ ------------

       Total liabilities and stockholders' equity      $   263,677  $   262,512
                                                       ============ ============

 Common shares outstanding                               1,267,835    1,267,835
 Book value per share                                  $     18.30  $     17.87
 Tangible book value per share                         $     17.14  $     16.70

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                         Consolidated Income Statements
         For the three months ended March 31, 2004 and 2003 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                         Three months ended
                                                              March 31,
                                                       -------------------------
                                                          2004           2003
                                                       ------------ ------------

Interest and dividend income:
 Loans receivable                                      $     2,983  $     2,981
 Securities:
   Taxable                                                     290          342
   Exempt from federal income tax                              174          193
 Federal bank stocks                                            11           15
 Deposits with banks and federal funds sold                      5           13
                                                       ------------ ------------
  Total interest income                                      3,463        3,544
                                                       ------------ ------------

Interest expense:
 Deposits                                                    1,090        1,110
 Borrowed funds                                                161          107
                                                       ------------ ------------
  Total interest expense                                     1,251        1,217
                                                       ------------ ------------

Net interest income                                          2,212        2,327
 Provision for loan losses                                      55           75
                                                       ------------ ------------

Net interest income after provision for loan losses          2,157        2,252
                                                       ------------ ------------

Noninterest income:
 Service fees                                                  264          243
 Gain on sale of securities available for sale                  83           14
 Gain (Loss) on sale of loans held for sale                     (2)           -
 Earnings on bank-owned life insurance                          56           58
 Other                                                          79           68
                                                       ------------ ------------
  Total noninterest income                                     480          383
                                                       ------------ ------------

Noninterest expense:
 Compensation and employee benefits                          1,086        1,093
 Premises and equipment, net                                   302          289
 Intangible amortization expense                                 8           36
 Other                                                         554          502
                                                       ------------ ------------
  Total noninterest expense                                  1,950        1,920
                                                       ------------ ------------

Income before provision for income taxes                       687          715
 Provision for income taxes                                    122          175
                                                       ------------ ------------

Net income                                             $       565  $       540
                                                       ============ ============

  Basic Earnings per Share                             $      0.45  $      0.41

 Weighted average common shares outstanding              1,267,835    1,332,835

         See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the three months ended March 31, 2004 (Unaudited)
                          (Dollar amounts in thousands)


                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2004          2003
                                                       ------------ ------------


Net income                                             $       565  $       540
Adjustments to reconcile net income to net cash
 provided
 by operating activities:
  Depreciation and amortization for premises and
   equipment                                                   125           98
  Provision for loan losses                                     55           75
  Amortization of premiums and accretion of
   discounts, net                                               60           45
  Gain (Loss) on sale of loans                                   2            -
  Gain on sale of available for sale securities                (83)         (14)
  Earnings on bank-owned life insurance, net                   (52)         (55)
  Amortization of intangible assets                              8           36
  Change in accrued interest receivable                        (43)          55
  Change in prepaid expenses and other assets                 (120)        (334)
  Change in accrued interest payable                            13          (13)
  Change in accrued expenses and other liabilities            (151)         279
  Other                                                        (49)         (21)
                                                       ------------ ------------
 Net cash from operating activities                            330          691
                                                       ------------ ------------


Loan originations, net of principal collections              3,764         (173)
Purchases of securities available for sale                  (4,212)     (13,023)
Redemption (Purchases) of Federal bank stocks                  263         (227)
Repayments, maturities and calls of securities
 available for sale                                          1,950       13,640
Principal repayments of securities held to maturity              -           11
Proceeds from the sale of securities available for
 sale                                                          126          245
Purchases of premises and equipment                           (149)        (403)
                                                       ------------ ------------
 Net cash from investing activities                          1,742           70
                                                       ------------ ------------


Net increase in deposits                                     6,454        6,825
Increase (Decrease) in overnight borrowed funds             (5,700)           -
Dividends paid on common stock                                (292)        (280)
                                                       ------------ ------------
 Net cash from financing activities                            462        6,545
                                                       ------------ ------------

                                                             2,534        7,306
                                                             7,703        7,716
                                                       ------------ ------------
                                                       $    10,237  $    15,022
                                                       ============ ============

Interest paid                                          $     1,238  $     1,230
Income taxes paid                                                -           48



See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
         For the three months ended March 31, 2004 and 2003 (Unaudited)
                          (Dollar amounts in thousands)


                                                         Three Months Ended,
                                                              March 31,
                                                         2004          2003
                                                       ------------ ------------

    Balance at beginning of period                     $    22,655  $    22,680

       Net income                                              565          540

       Change in net unrealized gain on available
        for sale securities, net of taxes                      330           93
       Less reclassification adjustment for gains
        included
       in net income, net of taxes                             (54)          (9)
                                                       ------------ ------------
       Other comprehensive income                              276           84

    Total comprehensive income                                 841          624

    Dividends paid                                            (292)        (280)
                                                       ------------ ------------

    Balance at end of period                           $    23,204  $    23,024
                                                       ============ ============

    Common cash dividend per share                     $      0.23  $      0.21
                                                       ------------ ------------

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

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as contained in the Corporation's 2003 Annual Report to Stockholders.

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets. The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year's financial statement presentation.

2.   Basic Earnings Per Share

     The Corporation maintains a simple capital structure with no potentially dilutive instruments. Earnings per share computations are based on the weighted average number of common shares outstanding of 1,267,835 and 1,332,835 shares for the three month periods ending March 31, 2004 and 2003, respectively.

3.   Employee Benefit Plans

     Defined Contribution Plan.
     --------------------------

     The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended March 31, 2004 was $16,000.

     Defined Benefit Plan.
     --------------------

     The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

     The Corporation uses a December 31 measurement date for its plans.

     --------------------------------

     Information pertaining to the components of the periodic pension cost is as follows:

--------------------------------------------------------------------------------
                                                      March 31,       March 31,
(Dollar amounts in thousands)                           2004            2003
--------------------------------------------------------------------------------

Service cost                                        $        41     $        37

Interest cost                                                46              41

Expected return on plan assets                              (53)            (44)

Transition asset                                             (2)             (2)

Prior service costs                                          (8)             (8)

Recognized net actuarial (gain) loss                          8              12
                                                  ------------------------------

Net periodic pension cost                           $        32     $        36
                                                  ------------------------------

The expected rate of return on plan assets 8.50% for the periods ended March 31, 2004 and December 31, 2003. The Corporation expects to contribute $209,292 to its pension plan in 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three month period ended March 31, 2004 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 6.

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

Total assets increased $1.2 million to $263.7 million at March 31, 2004 from $262.5 million at December 31, 2003. This increase was primarily due to increases in cash and cash equivalents and securities of $2.5 million and $2.5 million, respectively, partially offset by a decrease in loans receivable of $3.8 million.

Cash and cash equivalents increased $2.5 million or 32.9% to $10.2 million at March 31, 2004 from $7.7 million at December 31, 2003 primarily as a result of the increase in deposits of $6.5 million and decrease of loans receivable of $3.8 million, offset by the purchase of $2.5 million of securities and the repayment of $5.7 million of overnight borrowings.

Securities increased $2.5 million or 5.1% to $51.7 million at March 31, 2004 from $49.2 million at December 31, 2003 as a result of investing deployable funds in US government agencies and commercial paper. These types of investments are considered safe and sound and complement the overall asset/liability and liquidity objectives of the Corporation.

Loans receivable decreased $3.8 million or 2.0% to $186.7 million at March 31, 2004 from $190.5 million at December 31, 2003. During the three months ended March 31, 2004, the refinancing activity experienced in 2003 has begun to slow down as rates continue to remain low. Also contributing to the change in loan volume was the pay-off of two short-term commercial loans financed in the fourth quarter 2003. Management believes that lending activities will increase in the second quarter based on the trends experienced in prior years and the outlook on the economy as key economic data indicates growth.

Deposits increased $6.5 million or 3.0% to $223.6 million at March 31, 2004 from $217.1 million at December 31, 2003. The increase in deposits during the period can be attributed primarily to the introduction of a new step-up Certificate of Deposit product in March 2004 and the marketing efforts put forth in our Clarion market.

Borrowed funds decreased $5.7 million or 27.5% to $15.0 million at March 31, 2004 from $20.7 million at December 31, 2003 as a result of the decrease in FHLB overnight borrowings of $5.7 million.

Stockholders' equity increased $549,000 or 2.4% to $23.2 million at March 31, 2004 from $22.7 million at December 31, 2003. This increase was the result of increases in retained earnings of $273,000, comprised of net income of $565,000 offset by dividends paid of $292,000, and in accumulated other comprehensive income of $276,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2004 and 2003

General. Net income for the three months ended March 31, 2004 increased $25,000 or 4.6% to $565,000 from $540,000 for the three months ended March 31, 2003. This increase was a result of decreases in the provision for loan losses and income taxes of $20,000 and $53,000, respectively, and an increase in noninterest income of $97,000. Offsetting these favorable variances was a decrease in net interest income of $115,000 and an increase in noninterest expenses of $30,000.

Net interest income. Net interest income on a tax equivalent basis decreased $108,000 or 4.5% to $2.3 million for the three months ended March 31, 2004 from $2.4 million for the same period in 2003. This net decrease can be attributed to a decrease in interest income of $74,000 and an increase in interest expense of $34,000.

Interest income. Interest income on a tax equivalent basis decreased $74,000 or 2.0% to $3.57 million for the three months ended March 31, 2004, compared to $3.64 million for the same period in the prior year. This decrease in interest income can be attributed to a 66 basis point decline in the interest rate on average interest-earning assets to 5.91% during the three months ended March 31, 2004, compared to 6.57% for the same period in the prior year. The yield on average loans and securities decreased to 6.40% and 4.34%, respectively, during the three months ended March 31, 2004, compared to 7.11% and 5.30%, respectively, for the same period in the prior year. Offsetting this decline in yield on loans and securities was a slight increase in the yield on interest-earning deposits to 1.75% for the three months ended March 31, 2004, compared to 1.73% for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable and securities increased to $189.7 million and $49.7 million, respectively, during the three months ended March 31, 2004, compared to $171.1 million and $47.1 million, respectively, during the same period in the prior year. Offsetting the increase in average loans receivable and securities was a decrease in the average balance of interest-earning cash and cash equivalents to $3.7 million during the three months ended March 31, 2004, compared to $6.6 million during the same period in the prior year. Increases in average loans and securities between quarterly periods were funded by deposit growth and borrowed funds. See comments in the "Changes in Financial Condition" section above for discussion of security and deposit growth factors.

Interest expense. Interest expense increased $34,000 or 2.8% to $1.25 million for the three months ended March 31, 2004, compared to $1.22 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $182.4 million and $17.0 million, respectively, during the three months ended March 31, 2004, compared to $172.6 million and $10.0 million, respectively, during the same period in the prior year. The increase in interest expense due to volume was partially offset by an 18 basis point decline in the interest rate on average interest-bearing liabilities to 2.52% during the three months ended March 31, 2004, compared to 2.70% for the same period in the prior year. The average cost of deposits decreased to 2.40% during the three months ended March 31, 2004, compared to 2.61% for the same period in the prior year.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.

------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)            Three months ended March 31,

                                                     2004                            2003
                                        ------------------------------- ------------------------------
                                         Average               Yield /   Average              Yield /
                                         Balance    Interest    Rate     Balance    Interest    Rate
------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans, taxable                          $182,159     $2,899      6.40%  $166,929     $2,937     7.14%
 Loans, tax exempt                          7,522        118      6.32%     4,137         63     6.13%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          189,681      3,017      6.40%   171,066      3,000     7.11%
                                        ---------- ---------- --------- ---------- ---------- --------

 Securities, taxable                       34,015        290      3.43%    30,356        342     4.57%
 Securities, tax exempt                    15,652        246      6.32%    16,760        273     6.62%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           49,667        536      4.34%    47,116        615     5.30%
                                        ---------- ---------- --------- ---------- ---------- --------

 Interest-earning cash equivalents          1,778          5      1.13%     5,076         13     1.04%
 Federal bank stocks                        1,909         11      2.32%     1,487         15     4.09%
                                        ---------- ---------- --------- ---------- ---------- --------
                                            3,687         16      1.75%     6,563         28     1.73%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-earning assets            243,035      3,569      5.91%   224,745      3,643     6.57%
   Cash and due from banks                  6,349                           5,347
   Other noninterest-earning assets        11,408                           9,854
                                        ----------                      ----------

   Total assets                          $260,792                        $239,946
                                        ==========                      ==========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits         $76,507       $114      0.60%   $73,386       $157     0.87%
 Time deposits                            105,911        976      3.71%    99,238        953     3.89%
                                        ---------- ---------- --------- ---------- ---------- --------
                                          182,418      1,090      2.40%   172,624      1,110     2.61%
                                        ---------- ---------- --------- ---------- ---------- --------

 Borrowed funds, term                      15,000        156      4.18%    10,000        107     4.34%
 Borrowed funds, overnight                  2,017          5      1.00%        32          -     0.00%
                                        ---------- ---------- --------- ---------- ---------- --------
                                           17,017        161      3.81%    10,032        107     4.33%
                                        ---------- ---------- --------- ---------- ---------- --------

 Total interest-bearing liabilities       199,435      1,251      2.52%   182,656      1,217     2.70%
   Noninterest-bearing demand deposits     36,327          -         -     32,940                   -
                                        ---------- ---------- --------- ---------- ---------- --------

  Funding and cost of funds               235,762      1,251      2.13%   215,596      1,217     2.29%
   Other noninterest-bearing
    liabilities                             1,977                           1,416
                                        ----------                      ----------

   Total liabilities                      237,739                         217,012
   Stockholders' equity                    23,053                          22,934
                                        ----------                      ----------

   Total liabilities and stockholders'
    equity                               $260,792                        $239,946
                                        ========== ----------           ========== ----------
Net interest income                                   $2,318                          $2,426
                                                   ==========                      ==========

Interest rate spread (difference                                  3.38%                          3.87%
 between weighted average rate on                             =========                       ========
 interest-earning assets and interest-
 bearing liabilities)

Net interest margin (net interest                                 3.84%                          4.38%
income as a percentage of average                             =========                       ========
interest-earning assets)

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

--------------------------------------------------------------------------------
 (In thousands)                                 Three months ended March 31,
                                              2004 versus 2003
                                                 Increase (decrease) due to
                                           -------------------------------------
                                            Volume         Rate          Total
--------------------------------------------------------------------------------
 Interest income:
    Loans                                     $310         $(293)           $17
    Securities                                  32          (111)           (79)
    Interest-earning cash equivalents           (9)            1             (8)
    Federal bank stocks                          4            (8)            (4)
                                           --------      --------      ---------
    Total interest-earning assets              337          (411)           (74)
                                           --------      --------      ---------

 Interest expense:
    Deposits                                    61           (81)           (20)
    Borrowed funds                              67           (13)            54
                                           --------      --------      ---------
    Total interest-bearing liabilities         128           (94)            34
                                           --------      --------      ---------
 Net interest income                          $209         $(317)         $(108)
                                           ========      ========      =========
--------------------------------------------------------------------------------

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

The provision for loan losses decreased $20,000 or 27.0% to $55,000 for the three month period ending March 31, 2004 from $75,000 for the same period in the prior year. The provision also decreased $50,000 or 47.6% from the fourth quarter 2003 expense of $105,000. Although the loan volume decreased slightly in the first quarter 2004, the actual allowance level reflected an increase of $50,000 to $1.83 million at March 31, 2004 from $1.78 million at December 31, 2003. This was a result of lower first quarter charged-off loans combined with management's belief that a provision was necessary due to economic trends, regulatory considerations and other factors. Nonperforming loans also decreased $248,000 or 18.7% to $1.1 million at March 31, 2004 from $1.3 million at December 31, 2003. This was a result of the change in the status of two commercial mortgages from nonperforming to performing.

Noninterest income. Noninterest income increased $97,000 or 25.3% to $480,000 during the three months ended March 31, 2004, compared to $383,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees, gains on the sale of marketable equity securities and other noninterest income of $21,000, $69,000 and $11,000, respectively. The increase in customer service fees was a result of the increase in the overdraft fees and also the increase in the number of accounts. Offsetting this favorable variance was a decrease in the gains on loans sold and earnings on bank-owned life insurance of $2,000 and $2,000, respectively.

Noninterest expense. Noninterest expense increased $30,000 or 1.6% to $1.95 million during the three months ended March 31, 2004, compared to $1.92 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment expense and other noninterest expense of $13,000 and $52,000, respectively. This unfavorable variance was offset by decreases in compensation and employee benefits and intangible amortization expense of $7,000 and $28,000, respectively. Compensation and employee benefits expense decreased $7,000 to $1.086 million during the three months ended March 31, 2004, compared to $1.093 million for the same period in the prior year. This decrease can be attributed to the reduction of full-time equivalents between the two periods.

Premises and equipment expense increased $13,000 or 4.5% to $302,000 during the three months ended March 31, 2004, compared to $289,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses of $6,000 and $18,000, respectively. Contributing to the increases in depreciation expenses between the two periods was the completion of the construction on the main office building during the fourth quarter of 2003 and the addition of a new mainframe and imaging system in January 2004. Partially offsetting this increase between the two periods was the decrease in office rent of $16,000, as a direct result of the closing of our Clarion Mall office in March 2003.

Intangible amortization expense decreased $28,000 or 77.8% to $8,000 during the three months ended March 31, 2004, compared to $36,000 for the same period in the prior year. This variance was a result of the cessation of amortization expense on three branches previously acquired which were fully amortized in the fourth quarter of 2003.

Other noninterest expense increased $52,000 or 10.4% to $554,000 during the three months ended March 31, 2004, compared to $502,000 for the same period in the prior year. This increase can be attributed primarily to increases in telephone and communication expenses, software depreciation and insurance expenses. Partially offsetting this unfavorable variance were decreases in Pennsylvania shares taxes, postage and marketing expenses between the two periods.

Provision for income taxes. The provision for income taxes decreased $53,000 or 30.3% to $122,000 for the three months ended March 31, 2004, compared to $175,000 for the same period in the prior year. Contributing to this favorable variance was of the decrease in the Corporation's effective tax rate resulting from the investment in bank-owned life insurance and increased investments in tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Also contributing was a decrease in the Corporation's pre-tax earnings base between the first quarter 2004 and 2003.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2004, the Corporation used its sources of funds primarily to purchase securities and payoff overnight borrowings from the FHLB. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $16.3 million, and standby letters of credit totaling $602,000.

At March 31, 2004, time deposits amounted to $111.4 million or 49.8% of the Corporation's total consolidated deposits, including approximately $30.8 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $93.4 million.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk for the Corporation is comprised primarily from interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses are depended upon the local economic conditions in the immediate trade area

One of the primary functions of the Corporation's asset/liability management committee is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of the asset/liability committee is to manage the relationship between interest rate sensitive assets and liabilities, thereby minimizing the fluctuations in the net interest margin, which achieves consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is the result of differences in the amounts and repricing dates of the bank's rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap", provide an indication of the extent that the Corporation's net interest income is affected by future changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest rate-sensitive liabilities and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The closer to zero that gap is maintained, generally, the lesser the impact of market interest rate changes on net interest income.

At March 31, 2004, the Corporation's interest-earning assets maturing or repricing within one year totaled $99.3 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled
$105.3 million, providing an excess of interest-bearing liabilities over interest-earning assets of $6.0 million or a negative 2.3% of total assets. At March 31, 2004, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 94.3%.

Market risk information will be presented in more detail in the 2004 Annual Report.

Item 4.  Controls and Procedures
--------------------------------

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of  the  quarter  ended  March  31,  2004,  the  Corporation  carried  out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

There have been no significant changes in the Corporation's internal controls or
in  other  factors  that  could  significantly   affect  the  internal  controls
subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
---------------------------

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
---------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     Exhibit 31.1    Rule 13a-14(a) Certification of Chief Executive Officer
     Exhibit 31.2    Rule 13a-14(a) Certification of Principal Financial and
                      Accounting Officer
     Exhibit 32.1    CEO Certification Pursuant to 18 U.S.C. Section 1350
     Exhibit 32.2    PFO Certification Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     The Corporation filed a Form 8-K dated March 25, 2004 to announce fourth quarter 2003 earnings.
     The Corporation filed a Form 8-K dated May 14, 2004 to announce first quarter 2004 earnings.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP.



Date:  May 14, 2004                 By:      /s/ David L. Cox
                                    --------------------------------------------
                                    David L. Cox
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Date:  May 14, 2004                 By:      /s/ Shelly L. Rhoades
                                    --------------------------------------------
                                    Assistant Controller
                                    (Principal Financial and Accounting Officer)