Form 10-Q
period 2004-06-30
EMCLAIRE FINANCIAL CORP
filed 2004-08-13
CIK 858800

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes    [X]       No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                     Yes    [ ]       No [X]

         The number of shares outstanding of the Registrant's common stock was 1,267,835 at August 12, 2004.

================================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            June 30, 2004 and December 31, 2003...............................1

            Consolidated Income Statements for the three and six
            months ended June 30, 2004 and 2003...............................2

            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2004 and 2003...............................3

            Consolidated Statement of Changes in Stockholders'
            Equity for the six months ended June 30, 2004 and 2003............4

            Notes to Consolidated Financial Statements........................5

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......17

Item 4.     Controls and Procedures..........................................17

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................18

Item 2.     Changes in Securities and Use of Proceeds........................18

Item 3.     Defaults Upon Senior Securities..................................18

Item 4.     Submission of Matters to a Vote of Security Holders..............18

Item 5.     Other Information................................................18

Item 6.     Exhibits and Reports on Form 8-K.................................18

Signatures  .................................................................19





                                       21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
              As of June 30, 2004 (Unaudited) and December 31, 2003
                (Dollar amounts in thousands, except share data)


                                                                        JUNE 30,        DECEMBER 31,
                                                                         2004              2003
                                                                       ---------         ---------
                          ASSETS
Cash and due from banks                                                $   6,908         $   6,776
Interest-earning deposits in banks                                         5,294               927
                                                                       ---------         ---------
    Cash and cash equivalents                                             12,202             7,703
Securities available for sale                                             54,871            49,145
Securities held to maturity; fair value of $16 and $17                        16                17
Loans receivable, held for sale                                              174              --
Loans receivable, net of allowance for loan losses
   of $1,809 and $1,777                                                  184,124           190,482
Federal bank stocks, at cost                                               1,684             1,982
Bank-owned life insurance                                                  4,376             4,272
Accrued interest receivable                                                1,201             1,270
Premises and equipment                                                     5,560             5,223
Goodwill                                                                   1,422             1,422
Core deposit intangibles                                                      38                54
Prepaid expenses and other assets                                          1,566               942
                                                                       ---------         ---------
       Total assets                                                    $ 267,234         $ 262,512
                                                                       =========         =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
    Noninterest bearing                                                $  38,733         $  36,332
    Interest bearing                                                     188,871           180,778
                                                                       ---------         ---------
       Total deposits                                                    227,604           217,110
   Borrowed funds                                                         15,000            20,700
   Accrued interest payable                                                  493               477
   Accrued expenses and other liabilities                                  1,578             1,570
                                                                       ---------         ---------
      Total liabilities                                                  244,675           239,857
                                                                       ---------         ---------
Stockholders' Equity:
   Preferred stock, $1.00 par value, 3,000,000 shares
    authorized; none issued                                                 --                --
   Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued; 1,267,835 shares outstanding                  1,745             1,745
   Additional paid-in capital                                             10,871            10,871
   Treasury stock, at cost; 128,017 shares                                (2,653)           (2,653)
   Retained earnings                                                      11,536            11,033
   Accumulated other comprehensive income                                  1,060             1,659
                                                                       ---------         ---------
      Total stockholders' equity                                          22,559            22,655
                                                                       ---------         ---------
       Total liabilities and stockholders' equity                      $ 267,234         $ 262,512
                                                                       =========         =========


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                               Consolidated Income
                  Statements For the three and six months ended
                       June 30, 2004 and 2003 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                   -------------------------   --------------------------
                                                       2004          2003          2004           2003
                                                   -----------   -----------   -----------    -----------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                $     2,882   $     2,973   $     5,866    $     5,954
   Securities:
     Taxable                                               341           361           630            703
     Exempt from federal income tax                        174           186           348            379
   Federal bank stocks                                      11            11            22             26
   Deposits with banks and federal funds sold               10             8            15             22
                                                   -----------   -----------   -----------    -----------
    TOTAL INTEREST INCOME                                3,418         3,539         6,881          7,084
                                                   -----------   -----------   -----------    -----------
INTEREST EXPENSE:
   Deposits                                              1,103         1,103         2,194          2,213
   Borrowed funds                                          156           104           317            211
                                                   -----------   -----------   -----------    -----------
    TOTAL INTEREST EXPENSE                               1,259         1,207         2,511          2,424
                                                   -----------   -----------   -----------    -----------
NET INTEREST INCOME                                      2,159         2,332         4,370          4,660
   Provision for loan losses                                20            75            75            150
                                                   -----------   -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       2,139         2,257         4,295          4,510
                                                   -----------   -----------   -----------    -----------
NONINTEREST INCOME:
   Service fees                                            290           267           554            510
   Gain on sale of securities available for sale            86            42           169             55
   Gain (Loss) on sale of loans held for sale             --              18            (2)            18
   Earnings on bank-owned life insurance                    56            58           112            117
   Other                                                    89            84           169            152
                                                   -----------   -----------   -----------    -----------
    TOTAL NONINTEREST INCOME                               521           469         1,002            852
                                                   -----------   -----------   -----------    -----------
NONINTEREST EXPENSE:
   Compensation and employee benefits                    1,086         1,084         2,172          2,176
   Premises and equipment, net                             302           254           604            542
   Intangible amortization expense                           8            36            16             73
   Other                                                   612           524         1,166          1,026
                                                   -----------   -----------   -----------    -----------
    TOTAL NONINTEREST EXPENSE                            2,008         1,898         3,958          3,817
                                                   -----------   -----------   -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                   652           828         1,339          1,545
   Provision for income taxes                              129           203           252            377
                                                   -----------   -----------   -----------    -----------
NET INCOME                                         $       523   $       625   $     1,087    $     1,168
                                                   ===========   ===========   ===========    ===========
    Basic Earnings per Share                       $      0.41   $      0.47   $      0.86    $      0.88
   Weighted average common shares outstanding        1,267,835     1,326,581     1,267,835      1,329,691


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 2004 (Unaudited)
                          (Dollar amounts in thousands)




                                                                    For the six months ended
                                                                             June 30,
                                                                       --------------------
                                                                         2004        2003
                                                                       --------    --------
OPERATING ACTIVITIES:
   Net income                                                          $  1,087    $  1,168
   Adjustments to reconcile net income to net cash provided
    by operating activities                                               1,258         614
                                                                       --------    --------
    NET CASH FROM OPERATING ACTIVITIES                                    2,345       1,782
                                                                       --------    --------
INVESTING ACTIVITIES:
   Loan originations, net of principal collections                        6,090      (7,471)
   Purchases of securities available for sale                           (14,763)    (30,725)
   Redemption (Purchases) of Federal bank stocks                            298        (431)
   Repayments, maturities and calls of securities available for sale      6,664      23,870
   Principal repayments of securities held to maturity                        1          12
   Proceeds from the sale of securities available for sale                  251         330
   Purchases of premises and equipment                                     (597)     (1,201)
                                                                       --------    --------
    NET CASH FROM INVESTING ACTIVITIES                                   (2,056)    (15,616)
                                                                       --------    --------
FINANCING ACTIVITIES:
   Net increase in deposits                                              10,494       9,802
   Increase (Decrease) in overnight borrowed funds                       (5,700)        225
   Proceeds from long term advances                                        --         5,000
   Dividends paid on common stock                                          (584)       (559)
   Payments to acquire treasury stock                                      --        (1,301)
                                                                       --------    --------
    NET CASH FROM FINANCING ACTIVITIES                                    4,210      13,167
                                                                       --------    --------
Net (decrease) increase in cash equivalents                               4,499        (667)
Cash equivalents at beginning of period                                   7,703       7,716
                                                                       --------    --------
Cash equivalents at end of period                                      $ 12,202    $  7,049
                                                                       ========    ========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $  2,495    $  2,423
   Income taxes paid                                                        120         441


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
           For the six months ended June 30, 2004 and 2003 (Unaudited)
                          (Dollar amounts in thousands)

                                                           FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                          ----------------------------    ---------------------------
                                                             2004              2003           2004           2003
                                                          ------------     -----------    ------------   ------------
BALANCE AT BEGINNING OF PERIOD                            $     23,204        $ 23,024        $ 22,655   $     22,680

    Net income                                                     523             625           1,087          1,168

    Change in net unrealized gain on available for sale
    securities, net of taxes                                      (817)            793            (487)           883
    Less reclassification adjustment for gains included
    in net income, net of taxes                                    (59)            (27)           (112)           (36)
                                                          ------------     -----------        --------   ------------
    Other comprehensive income                                    (876)            766            (599)           847

Total comprehensive income                                        (353)          1,391             488          2,015

Dividends paid                                                    (292)           (279)           (584)          (559)

Purchase of treasury stock (65,000 shares)                          --          (1,301)           --           (1,301)
                                                          ------------     -----------        --------   ------------

BALANCE AT END OF PERIOD                                  $     22,559     $    22,835        $ 22,559   $     22,835
                                                          ============     ===========        ========   ============

Common cash dividend per share                            $       0.23     $      0.21        $   0.46   $       0.42
                                                          ============     ===========        ========   ============

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

3.       EMPLOYEE BENEFIT PLANS

         DEFINED CONTRIBUTION PLAN.

         The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three and six months ended June 30, 2004 was $17,000 and $33,000, respectively.

         DEFINED BENEFIT PLAN.

         The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

         The Corporation uses a December 31 measurement date for its plans.

         Information pertaining to the components of the periodic pension cost is as follows:


                                        FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                        --------------------------   ------------------------
                                          JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,   DECEMBER 31,
(DOLLAR AMOUNTS IN THOUSANDS)              2004         2003          2004          2003         2003
---------------------------------------------------------------------------------------------------------
Service cost                                $ 41         $ 37         $  82         $ 74         $ 147
Interest cost                                 46           41            92           82           164
Expected return on plan assets               (53)         (44)         (106)         (88)         (176)
Transition asset                              (2)          (2)           (4)          (4)           (8)
Prior service costs                           (8)          (8)          (16)         (16)          (31)
Recognized net actuarial (gain) loss           8           12            16           23            47
                                           --------------------------------------------------------------
Net periodic pension cost                   $ 32         $ 36         $  64         $ 71         $ 143
=========================================================================================================


         The expected rate of return on plan assets 8.50% for the periods ended June 30, 2004 and December 31, 2003. The Corporation expects to contribute $209,000 to its pension plan in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and six month periods ended June 30, 2004 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 6.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $4.7 million or 1.8% to $267.2 million at June 30, 2004 from $262.5 million at December 31, 2003. This increase was primarily due to increases in cash and cash equivalents and securities of $4.5 million and $5.7 million, respectively, partially offset by a decrease in loans receivable of $6.2 million.

Cash and cash equivalents increased $4.5 million or 58.4% to $12.2 million at June 30, 2004 from $7.7 million at December 31, 2003 primarily as a result of the increase in deposits of $10.5 million, decrease of loans receivable of $6.2 million and the maturities of securities of $6.7 million, offset by the purchase of $14.8 million of securities and the repayment of $5.7 million of overnight borrowings.

Securities increased $5.7 million or 11.7% to $54.9 million at June 30, 2004 from $49.2 million at December 31, 2003 as a result of investing deployable funds in US government agencies and mortgage backed securities. These types of investments are considered safe and sound and complement the overall asset/liability and liquidity objectives of the Corporation.

Loans receivable decreased $6.2 million or 3.3% to $184.3 million at June 30, 2004 from $190.5 million at December 31, 2003. During the six months ended June 30, 2004, the refinancing activity experienced in 2003 has decreased as rates continue to remain low. Also contributing to the change in loan volume was the pay-off of two short-term commercial loans financed in the fourth quarter 2003. Although there can be no assurances, management believes that lending activities will increase in the third quarter based on the trends experienced in prior years and the outlook on the economy as key economic data indicates growth.

Deposits increased $10.5 million or 4.8% to $227.6 million at June 30, 2004 from $217.1 million at December 31, 2003. The increase in deposits during the period can be attributed to the introduction of a new Certificate of Deposit product which steps up to a higher rate at each year anniversary date over the next four years, the marketing efforts put forth in our Clarion market and the transfer of two large sweep accounts into other demand deposit accounts.

Borrowed funds decreased $5.7 million or 27.5% to $15.0 million at June 30, 2004 from $20.7 million at December 31, 2003. This was the direct result of the decrease in FHLB overnight borrowings of $5.7 million which was due to the decrease in loan demand and the increase in deposits.

Stockholders' equity decreased $96,000 to $22.6 million at June 30, 2004 from $22.7 million at December 31, 2003. This decrease was the result of increases in retained earnings of $503,000; comprised of net income of $1.1 million offset by dividends paid of $584,000, and a decrease in accumulated other comprehensive income of $599,000.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

GENERAL. Net income for the three months ended June 30, 2004 decreased $102,000 or 16.3% to $523,000 from $625,000 for the three months ended June 30, 2003. This decrease was a result of a decrease in net interest income of $173,000 and an increase in noninterest expense of $110,000. Offsetting this unfavorable variance was an increase in noninterest income of $52,000 and decreases in the provision for loan losses and income taxes of $55,000 and $74,000, respectively.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $169,000 or 6.9% to $2.3 million for the three months ended June 30, 2004 from $2.4 million for the same period in 2003. This net decrease can be attributed to a decrease in interest income of $117,000 coupled with an increase in interest expense of $52,000.

INTEREST INCOME. Interest income on a tax equivalent basis decreased $117,000 or 3.2% to $3.5 million for the three months ended June 30, 2004, compared to $3.6 million for the same period in the prior year. This decrease in interest income can be attributed to a 50 basis point decline in the interest rate on average interest-earning assets to 5.76% during the three months ended June 30, 2004, compared to 6.26% for the same period in the prior year. The yield on average loans, securities and interest-bearing cash equivalents decreased to 6.28%, 4.36% and 1.65%, respectively, during the three months ended June 30, 2004, compared to 6.86%, 4.61% and 2.19%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable and interest-bearing cash equivalents increased to $186.7 million and $5.1 million, respectively, during the three months ended June 30, 2004, compared to $175.5 million and $3.5 million, respectively, during the same period in the prior year. Increases in average loans and interest-bearing cash equivalents between quarterly periods were funded by deposit growth. See comments in the "Changes in Financial Condition" section above for discussion of security and deposit growth factors.

INTEREST EXPENSE. Interest expense increased $52,000 or 4.3% to $1.26 million for the three months ended June 30, 2004, compared to $1.21 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $186.9 million and $15.0 million, respectively, during the three months ended June 30, 2004, compared to $177.1 million and $11.4 million, respectively, during the same period in the prior year. The increase in interest expense due to volume was partially offset by a 6 basis point decline in the interest rate on average interest-bearing liabilities to 2.51% during the three months ended June 30, 2004, compared to 2.57% for the same period in the prior year. The average cost of deposits decreased to 2.37% during the three months ended June 30, 2004, compared to 2.50% for the same period in the prior year.

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


====================================================================================================================
(DOLLAR AMOUNTS IN THOUSANDS)
                                                                2004                             2003
                                                  ------------------------------     -------------------------------
                                                                           YIELD /    AVERAGE                 YIELD/
                                                   BALANCE     INTEREST    RATE       BALANCE   INTEREST      RATE
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
------------------------
   Loans, taxable                                 $   179,327   $ 2,800     6.28%    $ 170,019  $   2,910       6.87%
   Loans, tax exempt                                    7,366       116     6.34%        5,467         89       6.55%
                                                  -----------   -------    -----     ---------  ---------   --------
      Total Loans Receivable                          186,693     2,916     6.28%      175,486      2,999       6.86%
                                                  -----------   -------    -----     ---------  ---------   --------
   Securities, taxable                                 39,206       341     3.50%       37,793        361       3.83%
   Securities, tax exempt                              15,048       247     6.59%       16,469        263       6.41%
                                                  ------------  -------    -----     ---------  ---------   --------
      Total Securities                                 54,254       588     4.36%       54,262        624       4.61%
                                                  ------------  -------    -----     ---------  ---------   --------
   Interest-earning cash equivalents                    3,421        10     1.18%        1,913          8       1.68%
   Federal bank stocks                                  1,690        11     2.62%        1,559         11       2.83%
                                                  -----------   -------    -----     ---------  ---------   --------
      Total Interest-Bearing Cash Equivalents           5,111        21     1.65%        3,472         19       2.19%
                                                  -----------   -------    -----     ---------  ---------   --------
   TOTAL INTEREST-EARNING ASSETS                      246,058     3,525     5.76%      233,220      3,642       6.26%
      Cash and due from banks                           6,927                            6,421
      Other noninterest-earning assets                 12,043                           10,348
                                                  -----------                        ---------
      Total assets                                $   265,028                        $ 249,989
                                                  ===========                        =========
INTEREST-BEARING LIABILITIES:
------------------------------
   Interest-bearing demand deposits                  $ 74,783   $    98     0.53%    $  77,287  $     158       0.82%
   Time deposits                                      112,073     1,005     3.61%       99,853        945       3.80%
                                                  -----------   -------    -----     ---------  ---------   --------
      Total Interest-Bearing Deposits                 186,856     1,103     2.37%      177,140      1,103       2.50%
                                                  -----------   -------    -----     ---------  ---------   --------
   Borrowed funds, term                                15,000       156     4.18%       10,833        102       3.78%
   Borrowed funds, overnight                               --        --     0.00%          544          2       1.47%
                                                  -----------   -------    -----     ---------  ---------   --------
      Total Borrowed Funds                             15,000       156     4.18%       11,377        104       3.67%
                                                  -----------   -------    -----     ---------  ---------   --------
   TOTAL INTEREST-BEARING LIABILITIES                 201,856     1,259     2.51%      188,517      1,207       2.57%
      Noninterest-bearing demand deposits              38,482        --       --        36,159                    --
                                                  -----------   -------    -----     ---------  ---------   --------
    FUNDING AND COST OF FUNDS                         240,338     1,259     2.11%      224,676      1,207       2.15%
      Other noninterest-bearing liabilities             2,067                            1,868
                                                  -----------                        ---------

      Total liabilities                               242,405                          226,544
      Stockholders' equity                             22,623                           23,445
                                                  -----------                        ---------
      Total liabilities and stockholders' equity  $   265,028                        $ 249,989
                                                  ===========   -------              =========  ---------
NET INTEREST INCOME                                             $ 2,266                           $ 2,435
                                                                =======                         =========
INTEREST RATE SPREAD (difference between                                    3.25%                               3.70%
                                                                           =====                            ========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                           3.70%                               4.19%
                                                                           =====                            ========
   income as a percentage of average
   interest-earning assets)

--------------------------------------------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------
(IN THOUSANDS)                                  THREE MONTHS ENDED JUNE 30,
                                                    2004 VERSUS 2003
                                               INCREASE (DECREASE) DUE TO
                                         ---------------------------------------
                                           VOLUME          RATE         TOTAL
--------------------------------------------------------------------------------
INTEREST INCOME:
   Loans                                     $185        $(268)        $ (83)
   Securities                                  --          (36)          (36)
   Interest-earning cash equivalents            5           (3)            2
   Federal bank stocks                          1           (1)           --
                                             ----        -----         -----

   Total interest-earning assets              191         (308)         (117)
                                             ----        -----         -----

INTEREST EXPENSE:
   Deposits                                    59          (59)           --
   Borrowed funds                              36           16            52
                                             ----        -----         -----
   Total interest-bearing liabilities          95          (43)           52
                                             ----        -----         -----
NET INTEREST INCOME                          $ 96        $(265)        $(169)
                                             ====        =====         =====
--------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets for the second quarter of 2004 and 2003 is as follows:

------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS ENDED,
                                                       JUNE 30,           JUNE 30,
                                                         2004               2003
------------------------------------------------------------------------------------
Beginning Balance - March 31                             $ 1,827          $ 1,620
Provision for Loan Losses                                     20               75
Charge-Offs                                                  (47)              (7)
Recoveries                                                     9               10
                                                         -------          -------
Ending Balance - June 30                                 $ 1,809          $ 1,698
                                                         =======          =======
Non-performing assets                                    $ 1,190          $ 1,572
Non-performing loans to total loans                         0.64%            0.88%
Non-performing assets to total assets                       0.45%            0.63%
Allowance for loan losses to total loans                    0.97%            0.95%
Allowance for loan losses to non-performing loans         152.02%          108.02%
----------------------------------------------------------------------------------

The provision for loan losses decreased $55,000 or 73.3% to $20,000 for the three month period ending June 30, 2004 from $75,000 for the same period in the prior year. During the second quarter 2004, the actual allowance level decreased $18,000 or 1.0% as a result of the decrease in loans receivable of $2.5 million. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations, the increase in charged-off loans and other factors contributed to the recognition of $20,000 in the provision for loan losses.

NONINTEREST INCOME. Noninterest income increased $52,000 or 11.1% to $521,000 during the three months ended June 30, 2004, compared to $469,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees, gains on the sale of marketable equity securities and other noninterest income of $23,000, $44,000 and $5,000, respectively. The increase in customer service fees was a result of the increase in the overdraft fees and also the increase in the number of accounts. Offsetting this favorable variance was a decrease in the gains on loans sold and earnings on bank-owned life insurance of $18,000 and $2,000, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $110,000 or 5.8% to $2.0 million during the three months ended June 30, 2004, compared to $1.9 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment expense and other noninterest expense of $2,000, $48,000 and $88,000, respectively. This increase was offset by a decrease in intangible amortization expense of $28,000.

Compensation and employee benefits expense increased $2,000 to $1.086 million during the three months ended June 30, 2004, compared to $1.084 million for the same period in the prior year. Contributing to this variance was the increase in employee and officer salaries and employee insurance expense offset by the decrease in employee incentive costs and deferred loan costs associated with salaries.

Premises and equipment expense increased $48,000 or 18.9% to $302,000 during the three months ended June 30, 2004, compared to $254,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses and equipment service contracts of $8,000, $30,000 and $9,000, respectively. Contributing to the increases in depreciation expenses between the two periods was the completion of the construction on the main office building during the fourth quarter of 2003 and the addition of a new mainframe and imaging system in January 2004.

Intangible amortization expense decreased $28,000 or 77.8% to $8,000 during the three months ended June 30, 2004, compared to $36,000 for the same period in the prior year. This variance was a result of the cessation of amortization expense on three branches previously acquired which were fully amortized in the fourth quarter of 2003.

Other noninterest expense increased $88,000 or 16.8% to $612,000 during the three months ended June 30, 2004, compared to $524,000 for the same period in the prior year. This increase can be attributed primarily to increases in telephone and communication expenses, Pennsylvania use tax expense, software depreciation and marketing expenses. Partially offsetting this unfavorable variance were decreases in professional fees, Pennsylvania shares taxes, and travel and entertainment expenses between the two periods.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $74,000 or 36.5% to $129,000 for the three months ended June 30, 2004, compared to $203,000 for the same period in the prior year. Contributing to this favorable variance was the decrease in the Corporation's effective tax rate resulting from the investment in bank-owned life insurance and tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Also contributing was a decrease in the Corporation's pre-tax earnings base between the second quarter 2004 and 2003.

COMPARISON OF RESULTS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

GENERAL. Net income for the six months ended June 30, 2004 decreased $81,000 or 6.9% to $1.1 million from $1.2 million for the six months ended June 30, 2003. This decrease was a result of a decrease in net interest income of $290,000 and an increase in noninterest expense of $141,000. Offsetting these unfavorable variances were decreases in the provision for loan losses and income taxes of $75,000 and $125,000, respectively, and an increase in noninterest income of $150,000.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $279,000 or 5.7% to $4.6 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003. This net decrease can be attributed to a decrease in interest income of $192,000 coupled with an increase in interest expense of $87,000.

INTEREST INCOME. Interest income on a tax equivalent basis decreased $192,000 or 2.6% to $7.1 million for the six months ended June 30, 2004, compared to $7.3 million for the same period in the prior year. This decrease in interest income can be attributed to a 60 basis point decline in the interest rate on average interest-earning assets to 5.83% during the six months ended June 30, 2004, compared to 6.43% for the same period in the prior year. The yield on average loans, securities and cash equivalents decreased to 6.34%, 4.34% and 1.69%, respectively, during the six months ended June 30, 2004, compared to 6.98%, 4.93% and 2.08%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable and securities increased to $188.2 million and $52.0 million, respectively, during the six months ended June 30, 2004, compared to $173.3 million and $50.7 million, respectively, during the same period in the prior year. Offsetting the increase in average loans receivable and securities was a slight decrease in the average balance of cash equivalents to $4.4 million during the six months ended June 30, 2004, compared to $4.7 million during the same period in the prior year. Increases in average loans and securities between quarterly periods were funded by deposit growth and borrowed funds. See comments in the "Changes in Financial Condition" section above for discussion of security and deposit growth factors.

INTEREST EXPENSE. Interest expense increased $87,000 or 3.6% to $2.5 million for the six months ended June 30, 2004, compared to $2.4 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $184.6 million and $16.0 million, respectively, during the six months ended June 30, 2004, compared to $174.9 million and $10.7 million, respectively, during the same period in the prior year. The increase in interest expense due to volume was partially offset by an 11 basis point decline in the interest rate on average interest-bearing liabilities to 2.52% during the six months ended June 30, 2004, compared to 2.63% for the same period in the prior year. The average cost of deposits decreased to 2.39% during the six months ended June 30, 2004, compared to 2.55% for the same period in the prior year.

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


------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                          SIX MONTHS ENDED JUNE 30,

                                                               2004                              2003
                                                  -----------------------------  ---------------------------------
                                                   AVERAGE              YIELD/    AVERAGE                   YIELD/
                                                   BALANCE    INTEREST  RATE      BALANCE       INTEREST    RATE
-----------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
------------------------
   Loans, taxable                                 $ 180,742   $ 5,700   6.34%     $ 168,474     $ 5,847     7.00%
   Loans, tax exempt                                  7,445       234   6.33%         4,802         151     6.35%
                                                  ---------   -------  ------     ---------     -------    ------
      Total Loans Receivable                      $ 188,187   $ 5,935   6.34%     $ 173,276     $ 5,998     6.98%
                                                  ---------   -------  ------     ---------     -------    ------
   Securities, taxable                               36,611       630   3.46%        34,075         703     4.16%
   Securities, tax exempt                            15,350       493   6.45%        16,615         537     6.52%
                                                  ---------   -------  ------     ---------     -------    ------
      Total Securities                               51,961     1,123   4.34%        50,690       1,240     4.93%
                                                  ---------   -------  ------     ---------     -------    ------
   Interest-earning cash equivalents                  2,600        15   1.16%         3,128          22     1.42%
   Federal bank stocks                                1,800        22   2.46%         1,523          26     3.44%
                                                  ---------   -------  ------     ---------     -------    ------
      Total Interest-Bearing Cash Equivalents         4,400        37   1.69%         4,651          48     2.08%
                                                  ---------   -------  ------     ---------     -------    ------
   TOTAL INTEREST-EARNING ASSETS                    244,548     7,094   5.83%       228,617       7,286     6.43%
      Cash and due from banks                         6,638                           6,250
      Other noninterest-earning assets               11,724                          10,100
                                                  ---------   -------  ------     ---------     -------    ------
      Total assets                                $ 262,910   $ 7,094   5.43%     $ 244,967     $ 7,286     6.00%
                                                  =========   =======             =========     =======
INTEREST-BEARING LIABILITIES:
------------------------------
   Interest-bearing demand deposits                $ 75,645     $ 212   0.56%      $ 75,336       $ 315     0.84%
   Time deposits                                    108,992     1,982   3.66%        99,546       1,898     3.84%
                                                  ---------   -------  ------     ---------     -------    ------
     Total Interest-Bearing Deposits                184,637     2,194   2.39%       174,882       2,213     2.55%
                                                  ---------   -------  ------     ---------     -------    ------
   Borrowed funds, term                              15,000       311   4.17%        10,417         209     4.05%
   Borrowed funds, overnight                          1,008         6   1.20%           272           2     1.48%
                                                  ---------   -------  ------     ---------     -------    ------
     Total Borrowed Funds                            16,008       317   3.98%        10,689         211     3.98%
                                                  ---------   -------  ------     ---------     -------    ------
   TOTAL INTEREST-BEARING LIABILITIES               200,645     2,511   2.52%       185,571       2,424     2.63%
      Noninterest-bearing demand deposits            37,405         -       -        34,549                     -
                                                  ---------   -------  ------     ---------     -------    ------
    FUNDING AND COST OF FUNDS                       238,050     2,511   2.12%       220,120       2,424     2.22%
      Other noninterest-bearing liabilities           2,022                           1,658
                                                  ---------                       ---------
      Total liabilities                             240,072                         221,778
      Stockholders' equity                           22,838                          23,189
                                                  ---------   -------  ------     ---------     -------    ------
      Total liabilities and stockholders' equity  $ 262,910   $ 2,511   2.12%     $ 244,967     $ 2,424     2.22%
                                                  =========   =======             =========     =======
NET INTEREST INCOME                                           $ 4,583                           $ 4,862
                                                              =======                           ========
INTEREST RATE SPREAD (difference between                                3.32%                               3.79%
                                                                        =====                              ======
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                       3.77%                               4.29%
                                                                        =====                               =====
   income as a percentage of average
   interest-earning assets)
-----------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
 (IN THOUSANDS)                                SIX MONTHS ENDED JUNE 30,
                                                    2004 VERSUS 2003
                                               INCREASE (DECREASE) DUE TO
                                           -------------------------------------
                                            VOLUME          RATE        TOTAL
--------------------------------------------------------------------------------
 INTEREST INCOME:
   Loans                                     $ 494         $(557)        $ (63)
   Securities                                   30          (148)         (118)
   Interest-earning cash equivalents            (3)           (4)           (7)
   Federal bank stocks                           4            (8)           (4)
                                             -----         -----         -----
   Total interest-earning assets               525          (717)         (192)
                                             -----         -----         -----
Interest expense:
   Deposits                                    120          (139)          (19)
   Borrowed funds                              105             1           106
                                             -----         -----         -----
   Total interest-bearing liabilities          225          (138)           87
                                             -----         -----         -----
Net interest income                          $ 300         $(579)        $(279)
                                             =====         =====         =====
-------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets is as follows:

----------------------------------------------------------------------------------------------------
                                                        FOR THE SIX MONTHS ENDED,
                                                         JUNE 30,        JUNE 30,       DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                                           2004            2003             2003
                                                         -------          -------         -------
Beginning Balance - December 31                          $ 1,777          $ 1,587           1,587
Provision for Loan Losses                                     75              150             330
Charge-Offs                                                  (77)             (68)           (205)
Recoveries                                                    34               29              65
Ending Balance - June 30                                 $ 1,809          $ 1,698         $ 1,777
                                                         =======          =======          ======
Non-performing assets                                    $ 1,190          $ 1,572           1,329
Non-performing loans to total loans                         0.64%            0.88%           0.69%
Non-performing assets to total assets                       0.45%            0.63%           0.52%
Allowance for loan losses to total loans                    0.97%            0.95%           0.92%
Allowance for loan losses to non-performing loans         152.02%          108.02%         133.71
----------------------------------------------------------------------------------------------------

The provision for loan losses decreased $75,000 or 50.0% to $75,000 for the six month period ending June 30, 2004 from $150,000 for the same period in the prior year. Although the loan balances decreased in the first six months of 2004, the actual allowance level reflected an increase of $32,000 or 1.8% to $1.81 million at June 30, 2004 from $1.78 million at December 31, 2003. This increase was a result of an increase in charged-off loans combined with management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors. Nonperforming loans also decreased $139,000 or 10.5% to $1.2 million at June 30, 2004 from $1.3 million at December 31, 2003. This was primarily a result of the change in the status of two commercial mortgages from nonperforming to performing.

NONINTEREST INCOME. Noninterest income increased $150,000 or 17.6% to $1.0 million during the six months ended June 30, 2004, compared to $852,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees, gains on the sale of marketable equity securities and other noninterest income of $44,000, $114,000 and $17,000, respectively. The increase in customer service fees was a result of the increase in the overdraft fees and also the increase in the number of accounts. Offsetting this favorable variance was a decrease in the gains on loans sold and earnings on bank-owned life insurance of $20,000 and $5,000, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $141,000 or 3.7% to $4.0 million during the six months ended June 30, 2004, compared to $3.8 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment expense and other noninterest expense of $62,000 and $140,000, respectively. This unfavorable variance was offset by decreases in compensation and employee benefits and intangible amortization expense of $4,000 and $57,000, respectively.

Compensation and employee benefits expense decreased $4,000 to $2.172 million during the six months ended June 30, 2004, compared to $2.176 million for the same period in the prior year. Contributing to this variance was the decrease in employee retirement costs, training expenses, employee incentive costs and deferred loan fees associated with salaries offset by increases in employee and officer salaries, employee insurance costs and director fees.

Premises and equipment expense increased $62,000 or 11.4% to $604,000 during the six months ended June 30, 2004, compared to $542,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses and other equipment expenses of $13,000, $48,000 and $14,000, respectively. Contributing to the increases in depreciation expenses between the two periods was the completion of the construction on the main office building during the fourth quarter of 2003 and the addition of a new mainframe and imaging system in January 2004. Partially offsetting this increase between the two periods was the decrease in office rent of $17,000, as a direct result of the closing of our Clarion Mall office in March 2003.

Intangible amortization expense decreased $57,000 or 78.1% to $16,000 during the six months ended June 30, 2004, compared to $73,000 for the same period in the prior year. This variance was a result of the cessation of amortization expense on three branches previously acquired which were fully amortized in the fourth quarter of 2003.

Other noninterest expense increased $140,000 or 13.7% to $1.2 million during the six months ended June 30, 2004, compared to $1.0 million for the same period in the prior year. This increase can be attributed primarily to increases in telephone and communication expenses, Pennsylvania use tax expense, software depreciation and marketing expenses. Partially offsetting this unfavorable variance were decreases in professional fees, Pennsylvania shares taxes, travel and entertainment expenses and postage expenses between the two periods.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $125,000 or 33.2% to $252,000 for the six months ended June 30, 2004, compared to $377,000 for the same period in the prior year. Contributing to this favorable variance was the decrease in the Corporation's effective tax rate resulting from the investment in bank-owned life insurance and tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Also contributing was a decrease in the Corporation's pre-tax earnings base between the six month period ending June 2004 and 2003.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2004, the Corporation used its sources of funds primarily to purchase securities and payoff overnight borrowings from the FHLB. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $15.6 million, and standby letters of credit totaling $637,000.

At June 30, 2004, time deposits amounted to $112.0 million or 49.2% of the Corporation's total consolidated deposits, including approximately $31.0 million, which were scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $94.1 million.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Corporation is comprised primarily from interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses depend upon the local economic conditions in the immediate trade area.

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

At June 30, 2004, the Corporation's interest-earning assets maturing or repricing within one year totaled $92.6 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled
$113.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $20.5 million or a negative 7.7% of total assets. At June 30, 2004, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 81.9%.

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

 As of  the  quarter  ended  June  30,  2004,  the  Corporation  carried  out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

 There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Corporation was held May 19, 2004. Of 1,267,835 common shares eligible to vote, 982,693 or 77.5% were voted in person or by proxy.

(b) The following Class A directors were elected for a three year term expiring in 2007:

         NAME                    SHARES FOR           SHARES WITHHELD
         J. Michael King           946,228                     36,465
         David L. Cox              979,042                       3,652

     In addition to the above listed individuals, the following persons continue to serve as directors: Ronald L. Ashbaugh, George W. Freeman, Brian C. McCarrier, Bernadette H. Crooks, Robert L. Hunter and John B. Mason.

(c) The recommendation of the Board of Directors to ratify the appointment of Crowe Chizek and Company LLC as the Corporation's independent auditors, as described in the proxy statement for the annual meeting was approved with 980,629 shares in favor, 1,959 shares against and 105 shares abstained.

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
         EXHIBIT 32.2 PFO Certification  Pursuant  to 18 U.S.C. Section 1350

(B)      REPORTS ON FORM 8-K

         The Corporation filed a Form 8-K dated August 13, 2004 to announce second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.



Date:  August 13, 2004   By: /S/ David L. Cox
                         ---------------------------------------------
                                 David L. Cox
                                 Chairman of the Board,
                                 President and Chief Executive Officer

Date:  August 13, 2004   By: /S/ Shelly L. Rhoades
                         --------------------------------------------------
                                 Assistant Controller
                                (Principal Financial and Accounting Officer)