Form 10-Q
period 2004-09-30
EMCLAIRE FINANCIAL CORP
filed 2004-11-12
CIK 858800

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

                        Commission File Number: 000-18464


                            EMCLAIRE FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                  25-1606091
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



     612 MAIN STREET, EMLENTON, PENNSYLVANIA                16373
-------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


                                 (724) 867-2311
-------------------------------------------------------------------------------
                         (Registrant's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act).    Yes [X] No [_]

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at November 10, 2004.

===============================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      PART I - FINANCIAL INFORMATION

Item 1.    Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003.........................1

           Consolidated Income Statements for the three and nine
           months ended September 30, 2004 and 2003.........................2

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.........................3

           Consolidated Statement of Changes in Stockholders'
           Equity for the nine months ended September 30, 2004 and 2003.....4

           Notes to Consolidated Financial Statements.......................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......18

Item 4.    Controls and Procedures.........................................18

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................19

Item 2.    Changes in Securities and Use of Proceeds.......................19

Item 3.    Defaults Upon Senior Securities.................................19

Item 4.    Submission of Matters to a Vote of Security Holders.............19

Item 5.    Other Information...............................................19

Item 6.    Exhibits and Reports on Form 8-K................................19

Signatures ................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
           As of September 30, 2004 (Unaudited) and December 31, 2003
                (Dollar amounts in thousands, except share data)

                                                                                 SEPTEMBER 30,DECEMBER 31,
                                                                                2004                 2003
                                                                              --------             --------
                     ASSETS
Cash and due from banks                                                       $   6,158            $   6,776
Interest-earning deposits in banks                                                5,548                  927
                                                                              ---------            ---------
    Cash and cash equivalents                                                    11,706                7,703
Securities available for sale                                                    59,279               49,145
Securities held to maturity; fair value of $16 and $17                               16                   17
Loans receivable, held for sale                                                     473                 --
Loans receivable, net of allowance for loan
 losses of $1,716 and $1,777
                                                                                183,260              190,482
Federal bank stocks, at cost                                                      1,692                1,982
Bank-owned life insurance                                                         4,427                4,272
Accrued interest receivable                                                       1,191                1,270
Premises and equipment                                                            5,472                5,223
Goodwill                                                                          1,422                1,422
Other intangible assets                                                              49                   54
Prepaid expenses and other assets                                                 1,211                  942
                                                                              ---------            ---------
       Total assets                                                           $ 270,198            $ 262,512
                                                                              =========            =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
    Noninterest bearing                                                       $  38,577            $  36,332
    Interest bearing                                                            191,554              180,778
                                                                              ---------            ---------
       Total deposits                                                           230,131              217,110
   Borrowed funds                                                                15,000               20,700
   Accrued interest payable                                                         503                  477
   Accrued expenses and other liabilities                                         1,163                1,570
                                                                              ---------            ---------
      Total liabilities                                                         246,797              239,857
                                                                              ---------            ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 3,000,000 shares authorized;
    none issued                                                                    --                   --
   Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued; 1,267,835 shares outstanding                         1,745                1,745
   Additional paid-in capital                                                    10,871               10,871
   Treasury stock, at cost; 128,017 shares                                       (2,653)              (2,653)
   Retained earnings                                                             11,930               11,033
   Accumulated other comprehensive income                                         1,508                1,659
                                                                              ---------            ---------
      Total stockholders' equity                                                 23,401               22,655
                                                                              ---------            ---------
       Total liabilities and stockholders' equity                             $ 270,198            $ 262,512
                                                                              =========            =========

          See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                         Consolidated Income Statements
         For the three and nine months ended September 30, 2004 and 2003
          (Unaudited) (Dollar amounts in thousands, except share data)


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                             ---------------------------       ---------------------------
                                                                2004             2003             2004             2003
                                                             ----------       ----------       ----------       ----------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                          $    2,961       $    2,965       $    8,827       $    8,919
   Securities:
     Taxable                                                        360              373              990            1,076
     Exempt from federal income tax                                 175              181              524              560
   Federal bank stocks                                                8               13               29               39
   Deposits with banks and federal funds sold                        17                2               32               24
                                                             ----------       ----------       ----------       ----------
    TOTAL INTEREST INCOME                                         3,521            3,534           10,402           10,618
                                                             ----------       ----------       ----------       ----------
INTEREST EXPENSE:
   Deposits                                                       1,129            1,073            3,322            3,286
   Borrowed funds                                                   158              154              475              365
                                                             ----------       ----------       ----------       ----------
    TOTAL INTEREST EXPENSE                                        1,287            1,227            3,797            3,651
                                                             ----------       ----------       ----------       ----------
NET INTEREST INCOME                                               2,234            2,307            6,605            6,967
   Provision for loan losses                                         95               75              170              225
                                                             ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               2,139            2,232            6,435            6,742
                                                             ----------       ----------       ----------       ----------
NONINTEREST INCOME:
   Service fees                                                     282              268              836              777
   Commissions                                                       11             --                 11             --
   Gain on sale of securities available for sale                     88               60              257              115
   Gain on sale of loans held for sale                               39                5               37               23
   Earnings on bank-owned life insurance                             56               58              167              175
   Other                                                            100               76              269              228
                                                             ----------       ----------       ----------       ----------
    TOTAL NONINTEREST INCOME                                        576              467            1,577            1,318
                                                             ----------       ----------       ----------       ----------
NONINTEREST EXPENSE:
   Compensation and employee benefits                             1,087            1,022            3,259            3,198
   Premises and equipment, net                                      315              245              919              786
   Intangible amortization expense                                    9               34               25              107
   Other                                                            538              540            1,704            1,567
                                                             ----------       ----------       ----------       ----------
    TOTAL NONINTEREST EXPENSE                                     1,949            1,841            5,907            5,658
                                                             ----------       ----------       ----------       ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                            766              858            2,105            2,402
   Provision for income taxes                                        81              209              333              585
                                                             ----------       ----------       ----------       ----------
Net income                                                   $      685       $      649       $    1,772       $    1,817
                                                             ==========       ==========       ==========       ==========
    Basic Earnings per Share                                 $     0.54       $     0.51       $     1.40       $     1.38

   Weighted average common shares outstanding                 1,267,835        1,280,552        1,267,835        1,313,131


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
            For the nine months ended September 30, 2004 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                 2004                  2003
                                                                               --------              --------
OPERATING ACTIVITIES:
   Net income                                                                  $  1,772              $  1,817
   Adjustments to reconcile net income to net cash provided
    by operating activities                                                       1,361                   453
                                                                               --------              --------
    NET CASH FROM OPERATING ACTIVITIES                                            3,133                 2,270
                                                                               --------              --------
INVESTING ACTIVITIES:
   Loan originations, net of principal collections                                6,593               (13,445)
   Purchases of securities available for sale                                   (22,174)              (37,062)
   Redemption (Purchases) of Federal bank stocks                                    290                  (644)
   Repayments, maturities and calls of securities
      available for sale                                                          9,679                31,565
   Principal repayments of securities held to maturity                                1                    12
   Proceeds from the sale of securities available for sale                          704                   582
   Purchase of customer relationship intangible                                     (20)                 --
   Purchases of premises and equipment                                             (649)               (1,406)
                                                                               --------              --------
    NET CASH FROM INVESTING ACTIVITIES                                           (5,576)              (20,398)
                                                                               --------              --------
FINANCING ACTIVITIES:
   Net increase in deposits                                                      13,021                11,468
   Increase (Decrease) in overnight borrowed funds                               (5,700)                2,930
   Proceeds from long term advances                                                --                   5,000
   Dividends paid on common stock                                                  (875)                 (829)
   Payments to acquire treasury stock                                              --                  (1,682)
                                                                               --------              --------
    NET CASH FROM FINANCING ACTIVITIES                                            6,446                16,887
                                                                               --------              --------
Net (decrease) increase in cash equivalents                                       4,003                (1,241)
Cash equivalents at beginning of period                                           7,703                 7,716
                                                                               --------              --------
Cash equivalents at end of period                                              $ 11,706              $  6,475
                                                                               ========              ========
SUPPLEMENTAL INFORMATION:

   Interest paid                                                               $  3,771              $  3,645
   Income taxes paid                                                                232                   708


See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
        For the nine months ended September 30, 2004 and 2003 (Unaudited)
                          (Dollar amounts in thousands)


                                                              For the three months ended      For the nine months ended
                                                                   September 30,                    September 30,
                                                              -------------------------       -----------------------
                                                                 2004            2003           2004            2003
                                                              ---------       ---------       --------        --------
BALANCE AT BEGINNING OF PERIOD                                $ 22,559        $ 22,835        $ 22,655        $ 22,680

   Net income                                                      685             649           1,772           1,817

   Change in net unrealized gain on available for sale
     securities, net of taxes                                      506            (345)             18             539
   Less reclassification adjustment for gains included
     in net income, net of taxes                                   (58)            (39)           (169)            (75)
                                                              --------        --------        --------        --------
   Other comprehensive income (loss)                               448            (384)           (151)            464

Total comprehensive income                                       1,133             265           1,621           2,281

Dividends paid                                                    (291)           (269)           (875)           (829)

Purchase of treasury stock (65,000 shares)                        --              (381)           --            (1,682)
                                                              --------        --------        --------        --------
BALANCE AT END OF PERIOD                                      $ 23,401        $ 22,450        $ 23,401        $ 22,450
                                                              ========        ========        ========        ========
Common cash dividend per share                                $   0.23        $   0.21        $   0.69        $   0.63
                                                              ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                     EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.       BUSINESS AND BASIS OF PRESENTATION

         Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), a national banking association. The consolidated financial statements contained herein include the accounts of the Corporation and the Bank, which operate as one operating segment. The Corporation's business is conducted principally through the bank. All inter-company amounts have been eliminated.

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

3.       EMPLOYEE BENEFIT PLANS

         DEFINED CONTRIBUTION PLAN.

         The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three and nine months ended September 30, 2004 was $17,000 and $50,000, respectively.

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

         Information pertaining to the components of the periodic pension cost is as follows:


-----------------------------------------------------------------------------------------------------------------
                                        For the three months ended     For the nine months ended    Year ended
                                       September 30,  September 30,  September 30,  September 30,  December 31,
(Dollar amounts in thousands)             2004           2003           2004            2003           2003
------------------------------------------------------------------------------------------------    -------------
Service cost                              $  41          $  37          $ 123          $ 110          $ 147
Interest cost                                46             41            138            123            164
Expected return on plan assets              (53)           (44)          (159)          (132)          (176)
Transition asset                             (2)            (2)            (6)            (6)            (8)
Prior service costs                          (8)            (8)           (24)           (23)           (31)
Recognized net actuarial (gain) loss          8             12             24             35             47
                                          -------------------------------------------------------  --------------
Net periodic pension cost                 $  32          $  36          $  96          $ 107          $ 143
                                          =======================================================  ==============


         The expected rate of return on plan assets is 8.50% for the periods ended September 30, 2004 and December 31, 2003. The Corporation contributed $209,000 to its pension plan for the nine month period ending September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and nine month periods ended September 30, 2004 and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 1 through 6.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

Total assets increased $7.7 million or 2.9% to $270.2 million at September 30, 2004 from $262.5 million at December 31, 2003. This increase was primarily due to increases in cash and cash equivalents and securities of $4.0 million and $10.1 million, respectively. Offsetting this increase was a decrease in loans receivable of $6.7 million.

Cash and cash equivalents increased $4.0 million or 52.0% to $11.7 million at September 30, 2004 from $7.7 million at December 31, 2003 primarily as a result of the increase in deposits of $13.0 million, the decrease in loans receivable of $6.7 million and the maturities of securities of $9.7 million, offset by the purchase of $22.1 million of securities and the repayment of $5.7 million of overnight borrowings.

Securities increased $10.1 million or 20.6% to $59.3 million at September 30, 2004 from $49.2 million at December 31, 2003 as a result of investing deployable funds in US government agencies and mortgage backed securities. These types of investments are considered a lower investment risk and complement the overall asset/liability and liquidity objectives of the Corporation.

Loans receivable decreased $6.7 million or 3.5% to $183.7 million at September 30, 2004 from $190.5 million at December 31, 2003. During the nine months ended September 30, 2004, the refinancing activity experienced in 2003 has decreased. Also contributing to the change in loan volume was the pay-off of two short-term commercial loans financed in the fourth quarter 2003 and the sale of a portion of the student loan portfolio of $3.9 million in the third quarter of 2004. The remaining balance of $473,000 of student loans will be sold by June 2005 and have been classified as loans held for sale on the balance sheet.

Federal bank stocks decreased $290,000 or 14.7% to $1.7 million at September 30, 2004 from $2.0 million at December 31, 2003. The levels of capital stock required by the Federal Home Loan Bank is directly correlated to our borrowings and decreased as a result of the decrease in our FHLB overnight borrowings of $5.7 million.

Other intangible assets decreased $5,000 or 9.8% to $49,000 at September 30, 2004 from $54,000 at December 31, 2003. Contributing to this decrease was intangible amortization expense of $25,000 for the nine months ended September 30, 2004. Offsetting this decrease was an increase of $20,000 as a result of the purchase of a customer list associated with our new investment advisory services. In July 2004, the Bank formed a partnership with Blue Vase Securities, LLC. Blue Vase Securities, LLC is a nation-wide, full service, independent broker/dealer. This partnership allows us to offer investment advisory services to our customers whose needs extend beyond the traditional banking products. Our financial services representative has been associated with Blue Vase for several years and as a result had an established customer base. The Bank purchased these established customer relationships for $20,000 and will be amortized over the next 2 years.

Deposits increased $13.0 million or 6.0% to $230.1 million at September 30, 2004 from $217.1 million at December 31, 2003. The increase in deposits during the period can be attributed to the introduction of a new Certificate of Deposit product which steps up to a higher rate at each year anniversary date over the next four years, the marketing efforts put forth in our Clarion market and the transfer of two large sweep accounts into other demand deposit accounts.

Borrowed funds decreased $5.7 million or 27.5% to $15.0 million at September 30, 2004 from $20.7 million at December 31, 2003. The repayment of FHLB overnight borrowings of $5.7 million was a result of using excess funds from the decrease in loan demand and the increase in deposits.

Stockholders' equity increased $746,000 or 3.3% to $23.4 million at September 30, 2004 from $22.7 million at December 31, 2003. This increase was the result of increases in retained earnings of $897,000; comprised of net income of $1.8 million offset by dividends paid of $875,000, and a decrease in accumulated other comprehensive income of $151,000.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2004 AND 2003

GENERAL. Net income for the three months ended September 30, 2004 increased $36,000 or 5.6% to $685,000 from $649,000 for the three months ended September 30, 2003. This increase was a result of an increase in noninterest income of $109,000 and a decrease in the provision for income taxes of $128,000. Offsetting this favorable variance was a decrease in net interest income of $73,000 and increases in noninterest expense and the provision for loan losses of $108,000 and $20,000, respectively.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $74,000 or 3.1% to $2.3 million for the three months ended September 30, 2004 from $2.4 million for the same period in 2003. This net decrease can be attributed to a decrease in interest income of $14,000 coupled with an increase in interest expense of $60,000.

INTEREST INCOME. Interest income on a tax equivalent basis decreased $14,000 to $3.6 million for the three months ended September 30, 2004, compared to $3.6 million for the same period in the prior year. This decrease in interest income can be attributed to a 24 basis point decline in the interest rate on average interest-earning assets to 5.78% during the three months ended September 30, 2004, compared to 6.02% for the same period in the prior year. The yield on average loans, securities and interest-bearing cash equivalents decreased to 6.42%, 4.20% and 1.53%, respectively, during the three months ended September 30, 2004, compared to 6.57%, 4.48% and 1.91%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable, securities and interest-bearing cash equivalents increased to $185.7 million, $57.6 million and $6.5 million, respectively, during the three months ended September 30, 2004, compared to $181.2 million, $55.7 million and $3.1 million, respectively, during the same period in the prior year. Increases in average loans and interest-bearing cash equivalents between quarterly periods were funded by deposit growth. See comments in the "Changes in Financial Condition" section above for discussion of security and deposit growth factors.

INTEREST EXPENSE. Interest expense increased $60,000 or 4.9% to $1.3 million for the three months ended September 30, 2004, compared to $1.2 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits increased to $189.5 million during the three months ended September 30, 2004, compared to $177.1 million during the same period in the prior year. Offsetting this increase in interest-bearing liabilities was a decrease in borrowed funds to $15.0 million during the three months ended September 30, 2004, compared to $17.7 million during the same period in the prior year. The interest rate on average interest-bearing liabilities was 2.50% for the three months ended September 30, 2004 and 2003. The average cost of deposits was 2.09% for the three months ended September 30, 2004 and 2003.

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


----------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)
                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                           2004                               2003
                                            ----------------------------------  --------------------------------
                                             AVERAGE                    YIELD/   AVERAGE                  YEILD/
                                             BALANCE     INTEREST       RATE     BALANCE    INTEREST      RATE
-----------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
------------------------
 Loans, taxable                              $178,302    $  2,878        6.42%   $174,040   $  2,885       6.58%
 Loans, tax exempt                              7,388         117        6.32%      7,121        113       6.30%
                                             --------    --------    ---------   --------   --------    --------
   TOTAL LOANS RECEIVABLE                     185,690       2,995        6.42%    181,161      2,998        6.57%
                                             --------    --------    ---------   --------   --------    ---------
 Securities, taxable                           42,262         360        3.39%     40,206        373        3.68%
 Securities, tax exempt                        15,291         248        6.44%     15,504        256        6.56%
                                             --------    --------    ---------   --------   --------    ---------
   TOTAL SECURITIES                            57,553         608        4.20%     55,710        629        4.48%
                                             --------    --------    ---------   --------   --------    ---------
 Interest-earning cash equivalents              4,794          17        1.41%      1,234          2        0.64%
 Federal bank stocks                            1,690           8        1.88%      1,886         13        2.73%
                                             --------    --------    ---------   --------   --------    ---------
   TOTAL INTEREST-BEARING CASH EQUIVALENTS      6,484          25        1.53%      3,120         15        1.91%
                                             --------    --------    ---------   --------   --------    ---------
 TOTAL INTEREST-EARNING ASSETS                249,727       3,628        5.78%    239,991      3,642        6.02%
   Cash and due from banks                      7,744                               5,762
   Other noninterest-earning assets            12,263                              11,184
                                             --------                            --------
   Total assets                              $269,734                            $256,937
                                             ========                            ========
INTEREST-BEARING LIABILITIES:
-----------------------------
 Interest-bearing demand deposits            $ 77,829    $    106        0.54%   $ 78,946   $    144        0.72%
 Time deposits                                111,698       1,023        3.64%     98,119        929        3.76%
                                             --------    --------    ---------   --------   --------    ---------
   TOTAL INTEREST-BEARING DEPOSITS            189,527       1,129        2.37%    177,065      1,073        2.40%
                                             --------    --------    ---------   --------   --------    ---------
 Borrowed funds, term                          15,000         158        4.19%     15,000        147        3.89%
 Borrowed funds, overnight                         --          --        0.00%      2,662          7        1.04%
                                             --------    --------    ---------   --------   --------    ---------
   TOTAL BORROWED FUNDS                        15,000         158        4.19%     17,662        154        3.46%
                                             --------    --------    ---------   --------   --------    ---------
 TOTAL INTEREST-BEARING LIABILITIES           204,527       1,287        2.50%    194,727      1,227        2.50%
   Noninterest-bearing demand deposits         40,168          --           --     38,084                     --
                                             --------    --------    ---------   --------   --------    --------
  FUNDING AND COST OF FUNDS                   244,695       1,287        2.09%    232,811      1,227        2.09%
   Other noninterest- bearing liabilities       2,002          --                   2,023
                                             --------    --------                --------
   Total liabilities                          246,697       1,287                 234,834
   Stockholders' equity                        23,037                              22,103
                                             --------                            --------
   Total liabilities and stockholders'
      equity                                 $269,734                            $256,937
                                             ========    ========                ========  --------
NET INTEREST INCOME                                      $  2,341                          $   2,415
                                                                                           =========
INTEREST RATE SPREAD (difference between                                 3.28%                              3.52%
 weighted average rate on interest-earning                           =========                         ==========
 assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                        3.73%                              3.99%
 income as a percentage of average                                   =========                         =========
 interest-earning assets)
-----------------------------------------------------------------------------------------------------------------

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


-----------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                      2004 VERSUS 2003
                                                  INCREASE (DECREASE) DUE TO
                                       --------------------------------------------------
                                        VOLUME                 RATE                 TOTAL
------------------------------------------------------------------------------------------
 INTEREST INCOME:
    Loans                                 $  74                $ (77)                $ (3)
    Securities                               20                  (41)                 (21)
    Interest-earning cash
        equiva1ents                          11                    4                   15
    Federal bank stocks                      (1)                  (4)                  (5)
                                          -----                -----                -----
    Total interest-earning asse104         (118)                 (14)
                                          -----                -----                -----
 INTEREST EXPENSE:
    Deposits                                 74                  (18)                  56
    Borrowed funds                          (25)                  29                    4
                                          -----                -----                -----
    Total interest-bearing liabilities       49                   11                   60
                                          -----                -----                -----
 NET INTEREST INCOME                      $  55                $(129)               $ (74)
                                          =====                =====                =====

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

Information pertaining to the allowance for loan losses and non-performing assets for the third quarter of 2004 and 2003 is as follows:


-------------------------------------------------------------------------------
                                                     For the three months ended
(Dollar amounts in thousands)                       September 30,  September 30,
                                                  --------------   -------------
                                                          2004          2003
-----------------------------------------------------------------  -------------
Balance at the beginning of the period                    $ 1,809       $ 1,698
Provision for Loan Losses                                      95            75
Charge-Offs                                                  (196)          (87)
Recoveries                                                      8            19
                                                          -------       -------
Balance at the end of the period                          $ 1,716       $ 1,705
                                                          =======       =======
Non-performing loans                                      $ 1,244       $ 1,650
Non-performing assets                                       1,314         1,650
Non-performing loans to total loans                          0.67%         0.89%
Non-performing assets to total assets                        0.49%         0.65%
Allowance for loan losses to total loans                     0.93%         0.92%
Allowance for loan losses to non-performing loans          137.94%       103.33%

The provision for loan losses increased $20,000 or 26.7% to $95,000 for the three month period ending September 30, 2004 from $75,000 for the same period in the prior year. Despite the decrease in loans receivable, the actual allowance level increased $11,000 or 1.0% as a result of an increase in charged off loans of $109,000 and a decrease in recoveries of $11,000. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations, the increase in charged-off loans and other factors contributed to the recognition of $95,000 in the provision for loan losses during the three months ended September 30, 2004.

NONINTEREST INCOME. Noninterest income increased $109,000 or 23.3% to $576,000 during the three months ended September 30, 2004, compared to $467,000 during the same period in the prior year. This increase can be attributed to the increase in customer service fees, commissions, gains on the sale of marketable equity securities and on the sale of loans and other noninterest income of $14,000, $11,000, $28,000, $34,000 and $24,000, respectively. The increase in customer service fees was a result of the increase in the overdraft fees and also the increase in the number of accounts. Also contributing to the increase in noninterest income was the increase in commissions earned of $11,000 resulting from the addition of the investment advisory services in July 2004. The increase in gains on loans sold of $34,000 was the result of the sale of our student loan portfolio in September 2004. Offsetting this favorable variance was a decrease in the earnings on bank-owned life insurance of $2,000.

NONINTEREST EXPENSE. Noninterest expense increased $108,000 or 5.9% to $1.9 million during the three months ended September 30, 2004, compared to $1.8 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits and premises and equipment expense $65,000 and $70,000, respectively. This increase was offset by decreases in intangible amortization expense and other noninterest expense of $25,000 and $2,000, respectively.

Compensation and employee benefits expense increased $65,000 to $1.09 million during the three months ended September 30, 2004, compared to $1.02 million for the same period in the prior year. Contributing to this variance was the increase in employee and officer salaries and employee insurance expense offset by the decrease in employee incentive costs and deferred loan costs associated with salaries as a result of lower loan production. The increase in salaries and insurance expense is a direct result of increased personnel.

Premises and equipment expense increased $70,000 or 28.6% to $315,000 during the three months ended September 30, 2004, compared to $245,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses, repairs and maintenance, real estate taxes and equipment service contracts of $7,000, $35,000, $7,000, $8,000 and $7,000, respectively. Contributing to the increases in depreciation expenses between the two periods was the completion of the construction on the main office building during the fourth quarter of 2003 and the addition of a new mainframe and imaging system in January 2004.

Intangible amortization expense decreased $25,000 or 73.5% to $9,000 during the three months ended September 30, 2004, compared to $34,000 for the same period in the prior year. This variance was a result of the cessation of amortization expense on three branches previously acquired which were fully amortized in the fourth quarter of 2003. Offsetting this decrease was an increase in the amortization of $1,000 for the newly acquired customer relationship intangible associated with the addition of the investment advisory services (see comments in Changes in Financial Condition above) in July 2004.

Other noninterest expense decreased $2,000 to $538,000 during the three months ended September 30, 2004, compared to $540,000 for the same period in the prior year. This decrease can be attributed primarily to decreases in telephone and communication expenses, marketing expenses, Pennsylvania shares taxes and travel and entertainment expenses. Partially offsetting this favorable variance were increases in professional fees and software depreciation between the two periods.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $128,000 or 61.2% to $81,000 for the three months ended September 30, 2004, compared to $209,000 for the same period in the prior year. Contributing to this favorable variance was the decrease in the Corporation's effective tax rate resulting from the investment in bank-owned life insurance and tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Also contributing was a decrease in the Corporation's pre-tax earnings base between the third quarter 2004 and 2003.

COMPARISON OF RESULTS FOR THE NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2004 AND 2003

GENERAL. Net income for the nine months ended September 30, 2004 decreased $45,000 or 2.5% to $1.77 million from $1.82 million for the nine months ended September 30, 2003. This decrease was a result of a decrease in net interest income of $362,000 and an increase in noninterest expense of $249,000. Offsetting these unfavorable variances were decreases in the provision for loan losses and income taxes of $55,000 and $252,000, respectively, and an increase in noninterest income of $259,000.

NET INTEREST INCOME. Net interest income on a tax equivalent basis decreased $351,000 or 4.8% to $6.9 million for the nine months ended September 30, 2004 from $7.3 million for the same period in 2003. This net decrease can be attributed to a decrease in interest income of $205,000 coupled with an increase in interest expense of $146,000.

INTEREST INCOME. Interest income on a tax equivalent basis decreased $205,000 or 1.9% to $10.7 million for the nine months ended September 30, 2004, compared to $10.9 million for the same period in the prior year. This decrease in interest income can be attributed to a 47 basis point decline in the interest rate on average interest-earning assets to 5.82% during the nine months ended September 30, 2004, compared to 6.29% for the same period in the prior year. The yield on average loans, securities and interest-bearing cash equivalents decreased to 6.37%, 4.30% and 1.60%, respectively, during the nine months ended September 30, 2004, compared to 6.83%, 4.78% and 2.08%, respectively, for the same period in the prior year. The decrease in interest income due to rate was offset by an increase in the average balance of interest-earning assets, as average loans receivable, securities and interest-bearing cash equivalents increased to $187.4 million, $53.8 million and $5.1 million, respectively, during the nine months ended September 30, 2004, compared to $176.1 million, $52.3 million and $4.1 million, respectively, during the same period in the prior year. Increases in average loans, securities and interest-bearing cash equivalents between the quarterly periods were funded by deposit growth and borrowed funds. See comments in the "Changes in Financial Condition" section above for discussion of security and deposit growth factors.

INTEREST EXPENSE. Interest expense increased $146,000 or 4.0% to $3.8 million for the nine months ended September 30, 2004, compared to $3.7 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits and borrowed funds increased to $186.3 million and $15.7 million, respectively, during the nine months ended September 30, 2004, compared to $175.5 million and $13.1 million, respectively, during the same period in the prior year. The increase in interest expense due to volume was partially offset by an 8 basis point decline in the interest rate on average interest-bearing liabilities to 2.51% during the nine months ended September 30, 2004, compared to 2.59% for the same period in the prior year. The average cost of deposits decreased to 2.11% during the nine months ended September 30, 2004, compared to 2.18% for the same period in the prior year.

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


--------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                              2004                               2003
                                               ---------------------------------    --------------------------------
                                               AVERAGE                    YIELD/    AVERAGE                   YIELD/
                                               BALANCE       INTEREST     RATE       BALANCE    INTEREST      RATE
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
------------------------
   Loans, taxable                              $ 179,929      $ 8,578      6.37%    $ 170,433  $  8,732        6.85%
   Loans, tax exempt                               7,426          352      6.33%        5,659       264        6.24%
                                               ---------      -------    -------    ---------  --------    ---------
      Total Loans Receivable                   $ 187,355      $ 8,930      6.37%    $ 176,092  $  8,996        6.83%
                                               ---------      -------    -------    ---------  --------    ---------
   Securities, taxable                            38,495          990      3.44%       36,015     1,076        3.99%
   Securities, tax exempt                         15,330          742      6.46%       16,254       793        6.52%
                                               ---------      -------    -------    ---------  --------    ---------
      TOTAL SECURITIES                            53,825        1,732      4.30%       52,269     1,869        4.78%
                                               ---------      -------    -------    ---------  --------    ---------
   Interest-earning cash equivalents               3,331           32      1.28%        2,414        24        1.33%
   Federal bank stocks                             1,763           29      2.20%        1,642        39        3.18%
                                               ---------      -------    -------    ---------  --------    ---------
      TOTAL INTEREST-BEARING CASH EQUIVALENTS      5,094           61      1.60%        4,056        63        2.08%
                                               ---------      -------    -------    ---------  --------    ---------
   TOTAL INTEREST-EARNING ASSETS                 246,274       10,723      5.82%      232,417    10,928        6.29%
      Cash and due from banks                      7,007                                6,021
      Other noninterest-earning assets            11,904                               10,449
                                               ---------                            ---------
      Total assets                             $ 265,185                            $ 248,887
                                               =========                            =========
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand deposits             $ 76,373        $ 318      0.56%     $ 76,477     $ 458        0.80%
   Time deposits                                 109,894        3,004      3.65%       99,057     2,828        3.82%
                                               ---------      -------  ---------    ---------  --------    ---------
      TOTAL INTEREST-BEARING DEPOSITS            186,267        3,322      2.38%      175,534     3,286        2.50%
                                               ---------      -------  ---------    ---------  --------    ---------
   Borrowed funds, term                           15,000          470      4.19%       12,000       356        3.97%
   Borrowed funds, overnight                         672            5      0.99%        1,108         9        1.09%
                                               ---------      -------  ---------    ---------  --------    ---------
      TOTAL BORROWED FUNDS                        15,672          475      4.05%       13,108       365        3.72%
                                               ---------      -------  ---------    ---------  --------    ---------
   TOTAL INTEREST-BEARING LIABILITIES            201,939        3,797      2.51%      188,642     3,651        2.59%
      Noninterest-bearing demand deposits         38,326            -          -       35,686                      -
                                               ---------      -------  ---------    ---------  --------    ---------
    FUNDING AND COST OF FUNDS                    240,265        3,797      2.11%      224,328     3,651        2.18%
      Other noninterest-bearing liabilities        2,016                                1,758
                                               ---------                            ---------
      Total liabilities                          242,281                              226,086
      Stockholders' equity                        22,904                               22,801
                                               ----------                           ---------
      Total liabilities and stockholders'
        equity                                 $ 265,185      $ 3,797      2.11%    $ 248,887  $  3,651
                                               ==========     -------               =========  --------
NET INTEREST INCOME                                           $ 6,926                          $ 7,277
                                                              =======                          ========
INTEREST RATE SPREAD (difference between                                   3.30%                               3.70%
   weighted average rate on interest-earning                             =======                            =======
   assets and interest-bearing liabilities)

Net interest margin (net interest                                          3.76%                               4.19%
   income as a percentage of average                                     =======                            =======
   interest-earning assets)
-------------------------------------------------------------------------------------------------------------------

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




-----------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2004 VERSUS 2003
                                                             INCREASE (DECREASE) DUE TO
                                                -----------------------------------------------------
                                                 VOLUME                    RATE                TOTAL
-----------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans                                          $ 557                   $ (623)             $  (66)
   Securities                                        54                     (192)               (138)
   Interest-earning cash
     equivalents                                      9                       (1)                  8
   Federal bank stocks                                3                      (13)                (10)
                                                  -----                    -----               -----
   Total interest-earning assets 623               (829)                    (206)
                                                  -----                    -----               -----
INTEREST EXPENSE:
   Deposits                                         196                     (160)                 36
   Borrowed funds                                    76                       34                 110
                                                  -----                    -----               -----
   Total interest-bearing liabilities               272                     (126)                146
                                                  -----                    -----               -----
NET INTEREST INCOME                               $ 351                   $ (703)             $ (352)
                                                  =====                    =====               =====

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

Information pertaining to the allowance for loan losses and non-performing assets is as follows:


-------------------------------------------------------------------------------------------------------
                                                              FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,       DECEMBER 31,
                                                  --------------       ------------        ------------
                                                       2004                2003                 2003
-------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                $ 1,777             $ 1,587               1,587
Provision for Loan Losses                                 170                 225                 330
Charge-Offs                                              (273)               (154)               (205)
Recoveries                                                 42                  47                  65
                                                      -------             -------             -------
Balance at the end of the period                      $ 1,716             $ 1,705             $ 1,777
                                                      =======             =======             =======
Non-performing loans                                  $ 1,244             $ 1,650             $ 1,329
Non-performing assets                                   1,314               1,650               1,374
Non-performing loans to total loans                      0.67%               0.89%               0.69%
Non-performing assets to total assets                    0.49%               0.65%               0.52%
Allowance for loan losses to total loans                 0.93%               0.92%               0.92%
Allowance for loan losses to non-performing loans      137.94%             103.33%             133.71%
-------------------------------------------------------------------------------------------------------

The provision for loan losses decreased $55,000 or 24.4% to $170,000 for the nine month period ending September 30, 2004 from $225,000 for the same period in the prior year. The decrease in the actual allowance level of $61,000 or 3.4% to $1.72 million at September 30, 2004 from $1.78 million at December 31, 2003 was a result of the decrease in loans receivable of $6.7 million offset by an increase in charged-off loans and a decrease in recoveries. Nonperforming loans also decreased $85,000 or 6.4% to $1.2 million at September 30, 2004 from $1.3 million at December 31, 2003. This was primarily a result of the change in the status of two commercial mortgages from nonperforming to performing and the restructure of a commercial customer relationship which is now considered performing.

NONINTEREST INCOME. Noninterest income increased $259,000 or 19.7% to $1.6 million during the nine months ended September 30, 2004, compared to $1.3 million during the same period in the prior year. This increase can be attributed to the increase in customer service fees, commissions, gains on the sale of marketable equity securities and loans held for sale and other
noninterest  income  of  $59,000,  $11,000,   $142,000,   $14,000  and  $41,000,
respectively. The increase in customer service fees was a result of the increase in the overdraft fees and also the increase in the number of accounts. Also contributing to the increase in noninterest income was the increase in commissions earned of $11,000 resulting from the addition of the investment advisory services in July 2004. The increase in gains on loans sold of $34,000 was the result of the sale of our student loan portfolio in September 2004. Offsetting this favorable variance was a decrease in earnings on bank-owned life insurance of $8,000.

NONINTEREST EXPENSE. Noninterest expense increased $249,000 or 4.4% to $5.9 million during the nine months ended September 30, 2004, compared to $5.7 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and benefits, premises and equipment expense and other noninterest expense of $61,000, $133,000 and $137,000, respectively. This unfavorable variance was offset by a decrease in intangible amortization expense of $82,000.

Compensation and employee benefits expense increased $61,000 to $3.3 million during the nine months ended September 30, 2004, compared to $3.2 million for the same period in the prior year. Contributing to this variance were increases in employee and officer salaries, payroll taxes, employee insurance and directors fees. Offsetting this unfavorable variance was the decrease in employee retirement costs, training expenses, employee incentive costs and deferred loan fees associated with salaries.

Premises and equipment expense increased $133,000 or 16.9% to $919,000 during the nine months ended September 30, 2004, compared to $786,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses and other building and equipment expenses of $21,000, $83,000, $11,000 and $19,000, respectively. Contributing to the increases in depreciation expenses between the two periods was the completion of the construction on the main office building during the fourth quarter of 2003 and the addition of a new mainframe and imaging system in January 2004. Partially offsetting this increase between the two periods was the decrease in office rent and utilities of $17,000 and $3,000, respectively. The decrease in office rent is a direct result of the closing of our Clarion Mall office in March 2003.

Intangible amortization expense decreased $82,000 or 76.6% to $25,000 during the nine months ended September 30, 2004, compared to $107,000 for the same period in the prior year. This variance was a result of the cessation of amortization expense on three branches previously acquired which were fully amortized in the fourth quarter of 2003. Offsetting this decrease was an increase in the amortization of $1,000 for the newly acquired customer relationship intangible associated with the addition of the investment advisory services (see comments in Changes in Financial Condition above) in July 2004.

Other noninterest expense increased $137,000 or 8.7% to $1.7 million during the nine months ended September 30, 2004, compared to $1.6 million for the same period in the prior year. This increase can be attributed primarily to increases in professional fees, telephone and communication expenses, Pennsylvania use tax expense, software depreciation and correspondent/courier fees. Partially offsetting these unfavorable variances were decreases in Pennsylvania shares taxes, travel and entertainment expenses and postage expenses between the two periods.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $252,000 or 43.1% to $333,000 for the nine months ended September 30, 2004, compared to $585,000 for the same period in the prior year. Contributing to this favorable variance was the decrease in the Corporation's effective tax rate resulting from the investment in bank-owned life insurance and tax-free municipal securities and loans, as well as historic tax credits attributable to the remodeling of the Corporation's headquarters. Also contributing was a decrease in the Corporation's pre-tax earnings base between the nine month period ending September 30, 2004 and 2003.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2004, the Corporation used its sources of funds primarily to purchase securities and payoff overnight borrowings from the FHLB. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $16.4 million, and standby letters of credit totaling $644,000.

At September 30, 2004, time deposits amounted to $112.3 million or 48.8% of the Corporation's total consolidated deposits, including approximately $43.4 million, which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2004, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $92.7 million.

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

At September 30, 2004, the Corporation's interest-earning assets maturing or repricing within one year totaled $85.6 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled
$123.2 million, providing an excess of interest-bearing liabilities over interest-earning assets of $37.7 million or a negative 13.9% of total assets. At September 30, 2004, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 69.4%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

 As of the quarter ended September 30, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

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

(B)      REPORTS ON FORM 8-K

         The Corporation filed a Form 8-K dated October 22, 2004 to announce third quarter 2004 earnings. The Corporation filed a Form 8-K dated October 26, 2004 to announce the election and retirement of Directors.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  November 10, 2004        BY:      /S/ DAVID L. COX
                                --------------------------------------------
                                David L. Cox
                                Chairman of the Board,
                                President and Chief Executive Officer

Date:  November 10, 2004        BY:      /S/ SHELLY L. RHOADES
                                --------------------------------------------
                                Treasurer
                                (Principal Financial and Accounting Officer)