Form 10-K
period 2004-12-31
EMCLAIRE FINANCIAL CORP
filed 2005-03-31
CIK 858800

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from: ___________ to ___________

                        Commission File Number: 000-18464

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    612 Main Street, Emlenton, PA                        16373
--------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number:  (724) 867-2311

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

                                           OTC Electronic Bulletin Board (OTCBB)
                                           -------------------------------------
                                            Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES [ ] NO [X].

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 14, 2005, was $32,161,481 ($28.25 per share average bid and ask prices of $28.25 and $27.50, respectively, based on 1,267,835 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2004 (Parts I, II, and IV).
2. Portions of the Proxy Statement for the May 18, 2005 Annual Meeting of Stockholders (Part III).


--------------------------------------------------------------------------------





                            EMCLAIRE FINANCIAL CORP.

                                TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.       Business..................................................................................................1

Item 2.       Properties...............................................................................................17

Item 3.       Legal Proceedings........................................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders......................................................18

                                     PART II
                                     -------

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities....18

Item 6.       Selected Financial Data..................................................................................18

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.....................18

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk................................................18

Item 8.       Financial Statements and Supplementary Data..............................................................19

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................19

Item 9A.      Controls and Procedures..................................................................................20

Item 9B.      Other Information........................................................................................20

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant.......................................................20

Item 11.      Executive Compensation...................................................................................20

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........20

Item 13.      Certain Relationships and Related Transactions...........................................................21

Item 14.      Principal Accountant Fees and Services...................................................................21

Item 15.      Exhibits and Financial Statement Schedules...............................................................21

Signatures    .........................................................................................................23



PART I

Item 1.  Business
-----------------

Forward Looking Statements

Discussions of certain matters in this Form 10-K and other related year end documents may constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the local economy, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors and those discussed under "Risk Factors" should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and bank holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank). The Bank also provides investment advisory services to our customers and operates as Farmers Financial Services.

During 2004 the Bank entered an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers and operates as Farmers Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurances, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled the Bank to provide our customers with financial solutions that extend outside the Bank's ordinary deposit products and services.

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

At December 31, 2004, the Corporation had $273.4 million in total assets, $23.6 million in stockholders' equity, $180.0 million in loans and $232.9 million in deposits.

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

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed-rate loan with a term of up to 20 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank's lending activities comprising a combined total of 39.9% of the total loan portfolio at December 31, 2004. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2004, the Bank's loans to one borrower limit based upon 15% of unimpaired capital was $3.1 million. At December 31, 2004, the Bank's largest single lending relationship had an outstanding balance of $4.8 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest aggregate borrower had loans which totaled $2.8 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area, and was performing in accordance with its terms.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:



------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)              2004             2003             2002            2001             2000
                                     ---------------  ---------------  ---------------  ---------------  ---------------
                                     Dollar           Dollar           Dollar           Dollar           Dollar
                                     Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
------------------------------------------------------------------------------------------------------------------------

Mortgage loans:
  Residential                       $100,858   55.6% $106,712   55.5% $101,585   59.4% $100,420   62.0% $ 92,429   60.9%
  Commercial                          48,539   26.8%   44,935   23.4%   34,986   20.4%   26,470   16.3%   24,661   16.3%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

    Total real estate loans          149,397   82.4%  151,647   78.9%  136,571   79.8%  126,890   78.3%  117,090   77.2%

Other loans:
  Commercial business                 23,898   13.2%   26,470   13.8%   21,913   12.8%   20,806   12.9%   20,084   13.2%
  Consumer                             8,090    4.4%   14,142    7.3%   12,660    7.4%   14,308    8.8%   14,618    9.6%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

    Total other loans                 31,988   17.6%   40,612   21.1%   34,573   20.2%   35,114   21.7%   34,702   22.8%
                                    --------- ------ --------- ------ --------- ------ --------- ------ --------- ------

Total loans receivable               181,385  100.0%  192,259  100.0%  171,144  100.0%  162,004  100.0%  151,792  100.0%
                                              ======           ======           ======           ======           ======
Less:
  Allowance for loan losses            1,810            1,777            1,587            1,464            1,460
                                    ---------        ---------        ---------        ---------        ---------

Net loans receivable                $179,575         $190,482         $169,557         $160,540         $150,332
                                    =========        =========        =========        =========        =========
------------------------------------------------------------------------------------------------------------------------


The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation's portfolio as of December 31, 2004. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.



-------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)   Due in one    Due from one  Due from five  Due after
                                year or less  to five years  to ten years   ten years    Total
-------------------------------------------------------------------------------------------------

Residential mortgage                $ 6,554      $12,340       $30,068      $51,895     $100,858
Commercial mortgage                   4,816       22,230        16,862        4,631       48,539
Commercial business                   9,891        6,183         1,885        5,939       23,898
Consumer                              1,621        6,006           363          100        8,090
                                    --------     --------      --------     --------    ---------

                                    $22,882      $46,759       $49,178      $62,565     $181,385
                                    ========     ========      ========     ========    =========
-------------------------------------------------------------------------------------------------




The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans with maturities greater than one year as of December 31, 2004:

--------------------------------------------------------------------------------
 (Dollar amounts in thousands)                            Fixed      Adjustable
                                                          rates      rates
--------------------------------------------------------------------------------

Residential mortgage                                     $ 89,887    $ 4,416
Commercial mortgage                                        13,867     29,856
Commercial business                                        12,268      1,739
Consumer                                                    6,469          -
                                                                -
                                                        ----------  ---------

                                                        $ 122,491   $ 36,011
                                                        ==========  =========
--------------------------------------------------------------------------------



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

As of December 31, 2004, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $911,000 or 0.33% of the Corporation's total assets.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2004, the Corporation's classified and criticized assets amounted to $6.6 million with $4.4 million classified as substandard and $2.2 million identified as special mention.

The  following  table  sets  forth   information   regarding  the  Corporation's
non-performing assets as of December 31:


----------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   2004      2003      2002      2001      2000
----------------------------------------------------------------------------------------------

Non-performing loans                          $   840   $ 1,329   $ 1,160   $ 1,245   $   900

  Total as a percentage of gross loans           0.46%     0.69%     0.69%     0.78%     0.59%
                                              --------  --------  --------  --------  --------

Repossessions                                       2        45         -         -         -
Real estate acquired through foreclosure           69         -         3        20        33
                                              --------  --------  --------  --------  --------
  Total as a percentage of total assets          0.03%     0.00%     0.00%     0.01%     0.02%
                                              --------  --------  --------  --------  --------

Total non-performing assets                   $   911   $ 1,374   $ 1,163   $ 1,265   $   933
                                              ========  ========  ========  ========  ========

Total non-performing assets
  as a percentage of total assets                0.33%     0.52%     0.49%     0.58%     0.48%
                                              ========  ========  ========  ========  ========

Allowance for loan losses as a
  percentage of non-performing loans           215.48%   133.71%   136.81%   117.59%   162.22%
                                              ========  ========  ========  ========  ========
----------------------------------------------------------------------------------------------

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2004 of $1.8 million is adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:


-----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                               2004     2003     2002     2001     2000
-----------------------------------------------------------------------------------------------------

Balance at beginning of period                            $1,777   $1,587   $1,464   $1,460   $1,373

  Provision for loan losses                                  290      330      381      154      209

  Charge-offs:
    Mortgage loans                                          (165)     (25)     (36)     (27)     (34)
    Commercial business loans                                (36)     (26)    (186)     (62)      (1)
    Consumer loans                                          (117)    (154)    (109)    (108)    (121)
                                                          -------  -------  -------  -------  -------
                                                            (318)    (205)    (331)    (197)    (156)

  Recoveries:
    Mortgage loans                                            17        -       26        -        -
    Commercial business loans                                 19       22       20        -        2
    Consumer loans                                            25       43       27       47       32
                                                          -------  -------  -------  -------  -------
                                                              61       65       73       47       34

Balance at end of period                                  $1,810   $1,777   $1,587   $1,464   $1,460
                                                          =======  =======  =======  =======  =======

Ratio of net charge-offs to average loans outstanding       0.14%    0.08%    0.15%    0.10%    0.08%
                                                          =======  =======  =======  =======  =======

Ratio of allowance to total loans at end of period          1.00%    0.92%    0.93%    0.90%    0.96%
                                                          =======  =======  =======  =======  =======
-----------------------------------------------------------------------------------------------------

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:



                                                2004            2003            2002            2001            2000
             Loan Categories:             Amount     %    Amount     %    Amount     %    Amount     %    Amount     %
--------------------------------------    --------------  --------------  --------------  --------------  --------------

Commercial, financial and agricultural    $  503   27.8%  $  623   34.4%  $  479   26.5%  $  649   35.9%  $  286   15.8%
Commercial mortgages                       1,137   62.8%     798   44.1%     625   34.5%     515   28.5%     399   22.0%
Residential mortgages                         10    0.6%      20    1.1%      21    1.2%      23    1.3%      42    2.3%
Home Equity loans                             39    2.2%      68    3.8%      63    3.5%       7    0.4%       6    0.3%
Consumer loans                               121    6.7%     190   10.5%     119    6.6%     107    5.9%     182   10.1%
Unallocated                                    -    0.0%      78    4.3%     280   15.5%     163    9.0%     545   30.1%
                                          --------------  --------------  --------------  --------------  --------------

                                          $1,810    100%  $1,777     98%  $1,587     88%  $1,464     81%  $1,460     81%
                                          =======         =======         =======         =======         =======



Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2004 approximately $14.7 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of stockholders' equity.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost,
fair  value,   weighted  average  yields  and  contractual   maturities  of  the
Corporation's securities as of December 31, 2004:


------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)     Due in 1     Due from 1  Due from 3   Due from 5   Due after   No scheduled
                                 year or less  to 3 years  to 5 years   to 10 years   10 years     maturity     Total
------------------------------------------------------------------------------------------------------------------------

U.S. Government securities            $1,480     $ 9,367      $18,791       $5,032     $     -        $    -    $34,670
Mortgage-backed securities                 -           -          572        3,292          16             -      3,880
Municipal securities                       -           -            -            -      15,583             -     15,583
Corporate securities                   3,782       2,290            -            -           -             -      6,072
Equity securities                          -           -            -            -           -         3,157      3,157
                                      -------    --------     --------      -------    --------       -------   --------

Estimated Fair Value                  $5,262     $11,657      $19,363       $8,324     $15,599        $3,157    $63,362
                                      =======    ========     ========      =======    ========       =======   ========

Weighted average yield (1)              3.45%       3.15%        4.04%        4.10%       4.79%         3.10%      3.98%
                                      =======    ========     ========      =======    ========       =======   ========

(1) Weighted average yield is calculated based upon amortized cost.
------------------------------------------------------------------------------------------------------------------------

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

Subsidiary Activity

The  Corporation  has  one  wholly  owned  subsidiary,   the  Bank,  a  national
association. As of December 31, 2004, the Bank had no subsidiaries.

Personnel

At December 31, 2004, the Bank had 103 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

     o    the demand for new loans
     o prepayment speeds experienced on various asset classes, particularly residential mortgage loans
     o    credit profiles of existing borrowers
     o    rates received on loans and securities
     o    rates paid on deposits and borrowings.

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

The Corporation. The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require. Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

     o the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
     o increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;
     o    required executive certification of financial presentations;
     o    increased requirements for board audit committees and their members;
     o enhanced disclosure of controls and procedures and internal control over financial reporting;
     o    enhanced controls on, and reporting of, insider trading; and
     o    statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have not had a material impact on the Corporation's operations.

USA PATRIOT Act of 2001. The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     o To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,
     o To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,
     o To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and
     o To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included

     o    The establishment of a customer identification program,
     o    The development of internal policies, procedures, and controls,
     o    The designation of a compliance officer,
     o    An ongoing employee training program, and
     o    An independent audit function to test the programs.

The Bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

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

Loans-to-One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2004, the Bank's loans-to-one-borrower limit was $3.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, the Bank's largest single lending relationship had an outstanding balance of $5.0 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest aggregate borrower had loans which totaled $2.6 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area, and was performing in accordance with its terms.

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

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, the Bank exceeded the required ratios for classification as "well/adequately capitalized."

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for fourth quarter of fiscal 2004 were 1.46 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Consumer Protection Laws and Regulations. The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." In its last examination for CRA compliance, as of March 22, 1999, the Bank was rated "satisfactory."

On February 22, 2005, the federal banking agencies re-proposed amendments to the CRA regulations that would:

     o increase the definition of "small institution" from total assets of $250 million to $1 billion, without regard to any holding company; and

     o take into account abusive lending practices by a bank or its affiliates in determining a bank's CRA rating.

There can be no assurances such proposal will be adopted or, if adopted, in what form.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer's election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a "substitute check," which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

     o making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending")

     o inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping")

     o engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

FRB regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Effective April 8, 2005, OCC guidelines require national banks and their operating subsidiaries to comply with certain standards when making or purchasing loans to avoid predatory or abusive residential mortgage lending practices. Failure to comply with the guidelines could be deemed an unsafe and unsound or unfair or deceptive practice, subjecting the bank to supervisory enforcement actions.

Finally, the Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2004, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.

Item 2.  Properties

The Corporation owns no real property but utilizes the main office of the Bank. The Corporation's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The following table sets forth information with respect to the Bank's offices at December 31, 2004:


---------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                       Owned       Lease        Net Book     Deposits
                                                                      or       Expiration     Value or        at
Location                                                 County     Leased      Date (1)     Annual Rent  12/31/2004
---------------------------------------------------------------------------------------------------------------------

Corporate and Bank Main Offices:
--------------------------------

   Headquarters and Main Office                          Venango     Owned          --          $1,827       $48,528
   612 Main Street, Emlenton, Pennsylvania 16373

   Data Center                                           Venango     Owned          --             929            --
   708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices
-------------------

   Bon Aire Office                                       Butler     Leased      May 2011            36        34,952
   1101 North Main Street, Butler, Pennsylvania 16003

   Brookville Office                                    Jefferson    Owned          --             219        22,995
   263 Main Street, Brookville, Pennsylvania 15825

   Clarion Wood Street Office                            Clarion     Owned          --             343        35,753
   Sixth & Wood Street, Clarion, Pennsylvania 16214

   DuBois Office                                       Clearfield   Leased     June 2005            20        13,662
   861 Beaver Drive, Dubois, Pennsylvania 15801

   East Brady Office                                     Clarion     Owned          --              50        17,098
   323 Kelly's Way, East Brady, Pennsylvania 16028

   Eau Claire Office                                     Butler      Owned          --             147        14,876
   207 Washington Street, Eau Claire, Pennsylvania 16030

   Knox Office                                           Clarion    Leased   December 2011          26        28,346
   Route 338 South, Knox, Pennsylvania 16232

   Meridian Office                                       Butler     Leased   December 2012          26         5,919
   101 Meridian Road, Butler, Pennsylvania 16003

   Ridgway Office                                          Elk       Owned          --             143        10,745
   173 Main Street, Ridgway, Pennsylvania 15853
                                                                                                         ------------

                                                                                                            $232,874
                                                                                                         ============

---------------------------------------------------------------------------------------------------------------------

(1) Lease agreements for leased offices typically include renewal options.



The Bank also maintains remote ATM facilities within its market area.

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

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) The information is contained under the section captioned "Common Stock Information" in the Corporation's Annual Report for the fiscal year ended December 31, 2004, and is incorporated herein by reference. For information with respect to equity compensation plans, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." There were no sales of the Corporation's unregistered securities during the period covered by this report.

(b)  Not applicable.

(c) Issuer Purchases of Equity Securities. The Corporation did not repurchase any of its equity securities in the year ended December 31, 2004.

Item 6:  Selected Financial Data

The required information is contained in the section captioned "Selected Consolidated Financial Data" in the Corporation's Annual Report for the year ended December 31, 2004 and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report for the year ended December 31, 2004 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2004, the Corporation's interest-earning assets maturing or repricing within one year totaled $81.9 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled
$124.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $42.2 million or a negative 15.5% of total assets. At December 31, 2004, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 66.0%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Item  8.  Financial Statements and Supplementary Data

The  Corporation's   consolidated   financial  statements  required  herein  are
contained in the Corporation's Annual Report for the year ended December 31, 2004and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 19, 2005, Emclaire Financial Corp.'s (the Corporation) Board of Directors dismissed its independent auditors, Crowe Chizek and Company LLC (Crowe Chizek) with Beard Miller Company LLP (Beard Miller) to be effective upon filing of the 2004 Form 10-K. Crowe Chizek will complete its engagement as independent auditor for the Corporation's fiscal year ended December 31, 2004 upon the filing of the Corporation's Form 10-K for the year ended December 31, 2004. Crowe Chizek's report on the Corporation's consolidated financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation's Audit Committee. During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Corporation and Crowe Chizek on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or principles, which disagreement(s), if not resolved to the satisfaction of Crowe Chizek, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to the date hereof.

Effective January 19, 2005, the Corporation engaged Beard Miller as its independent auditors for the fiscal year ending December 31, 2005. During the last two fiscal years and the subsequent interim period to the date hereof, the Corporation did not consult Beard Miller regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports in compliance with the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Corporation's Management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. As of December 31, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Management, including the Corporation's Chief Executive Officer and the Corporation's Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2004, there were no significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced above.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" is incorporated by reference to the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on May 18, 2005 (the Proxy Statement) which will be filed no later than 120 days following the Corporation's fiscal year end.

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

Item 11.  Executive Compensation

The  information  contained  under  the  section  captioned  "Information  as to
Nominees,   Directors  and  Executive   Officers"  in  the  Proxy  Statement  is
incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned "Principal Beneficial Owners of the Corporation's Common Stock" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned "Information as to Nominees, Directors and Executive Officers" in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned "Ratification of Independent Public Accountants" in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Schedules

(a)(1)-(2) Financial Statements and Schedules:
     (i) Financial statements and schedules included in Exhibit 13 to this Form 10-K are filed as part of this report.
     (ii) All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

       (3) Management Contracts or Compensatory Plans:

     (i) Exhibits 10.1-10.3 listed below in (b) below identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b) Exhibits are either attached as part of this Report or incorporated herein by reference.

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

               13 Annual Report to Stockholders for the fiscal year ended December 31, 2004.

               14     Code of Personal and Business Conduct and Ethics.

               16     Letter regarding change in certifying accountant

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

               31.2   Principal  Financial    and    Accounting    Officer   302
                      Certification.

               32.1   Chief Executive Officer 906 Certification.

               32.2   Principal   Financial   and    Accounting    Officer   906
                      Certification.

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 29, 2005               By:   /s/ David L. Cox
                                          --------------------------------------
                                          David L. Cox
                                          President, Chief Executive Officer,
                                          and Director
                        (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    /s/ David L. Cox                                       By:  /s/ Shelly L. Rhoades
      -----------------------------------------------              ------------------------------------------------
      David L. Cox                                                 Shelly L. Rhoades
      President, Chief Executive Officer, and Director               Treasurer
      (Principal Executive Officer)                                (Principal Financial and Accounting Officer)

Date: March 29, 2005                                          Date: March 29, 2005

By:    /s/ Ronald L. Ashbaugh                                 By:   /s/ Brian C. McCarrier
      -----------------------------------------------              ------------------------------------------------
      Ronald L. Ashbaugh                                           Brian C. McCarrier
      Director                                                     Director

Date: March 29, 2005                                          Date: March 29, 2005


By:    /s/ James M. Crooks                                    By:   /s/ George W. Freeman
      -----------------------------------------------              ------------------------------------------------
      James M. Crooks                                              George W. Freeman
      Director                                                     Director

Date: March 29, 2005                                          Date: March 29, 2005


By:    /s/ Mark A. Freemer                                    By:   /s/ Robert L. Hunter
      -----------------------------------------------              ------------------------------------------------
      Mark A. Freemer                                              Robert L. Hunter
      Director                                                     Director

Date: March 29, 2005                                          Date: March 29, 2005


By:    /s/ J. Michael King                                    By:  /s/ John B. Mason
      -----------------------------------------------              ------------------------------------------------
      J. Michael King                                              John B. Mason
      Director                                                     Director

Date: March 29, 2005                                          Date: March 29, 2005
