Form 10-Q
period 2005-03-31
EMCLAIRE FINANCIAL CORP
filed 2005-05-13
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                        Commission File Number: 000-18464
                                                ---------


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Pennsylvania                                                       25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)



612 Main Street, Emlenton, Pennsylvania                                  16373
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]    No  [ }

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). Yes   [ ]   No [X]

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at May 13, 2005.
--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Interim Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 2005 and December 31, 2004.................................1

          Consolidated Statements of Income for the three
          months ended March 31, 2005 and 2004.................................2

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004.................................3

          Consolidated Statement of Changes in Stockholders'
          Equity for the three months ended March 31, 2005 and 2004............4

          Notes to Consolidated Financial Statements...........................5

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.....................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........14

Item 4.   Controls and Procedures.............................................14

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.   Legal Proceedings...................................................15

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds..........15

Item 3.   Defaults upon Senior Securities.....................................15

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 5.   Other Information...................................................15

Item 6.   Exhibits............................................................15

Signatures    ................................................................16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2005 (Unaudited) and December 31, 2004
              (Dollar amounts in thousands, except per share data)



                                                                                           March 31,       December 31,
                                                                                             2005              2004
                                                                                     ----------------     --------------

                                       Assets
                                       ------
Cash and due from banks                                                                       $6,802             $7,769
Interest-earning deposits in banks                                                             3,169              6,855
                                                                                     ----------------     --------------
   Cash and cash equivalents                                                                   9,971             14,624
Securities available for sale                                                                 63,591             63,346
Securities held to maturity; fair value of $15 and $16                                            15                 16
Loans held for sale                                                                              197                386
Loans receivable, net of allowance for loan losses of $1,850 and $1,810                      183,546            179,575
Federal bank stocks                                                                            1,547              1,731
Bank-owned life insurance                                                                      4,494              4,448
Accrued interest receivable                                                                    1,333              1,203
Premises and equipment, net                                                                    5,345              5,366
Goodwill                                                                                       1,422              1,422
Other intangibles                                                                                 28                 38
Prepaid expenses and other assets                                                              1,945              1,225
                                                                                     ----------------     --------------

         Total Assets                                                                       $273,434           $273,380
                                                                                     ================     ==============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Liabilities:
  Deposits:
   Noninterest bearing                                                                       $41,087            $40,511
   Interest bearing                                                                          192,150            192,363
                                                                                     ----------------     --------------
         Total deposits                                                                      233,237            232,874
  Borrowed funds                                                                              15,000             15,000
  Accrued interest payable                                                                       579                577
  Accrued expenses and other liabilities                                                       1,452              1,313
                                                                                     ----------------     --------------

        Total Liabilities                                                                    250,268            249,764
                                                                                     ----------------     --------------

Stockholders' Equity:
  Preferred stock, $1.00 par value, 3,000,000 shares authorized;
   none issued                                                                                     -                  -
  Common stock, $1.25 par value, 12,000,000 shares authorized;
   1,395,852 shares issued; 1,267,835 shares outstanding                                       1,745              1,745
  Additional paid-in capital                                                                  10,871             10,871
  Treasury stock, at cost; 128,017 shares                                                     (2,653)            (2,653)
  Retained earnings                                                                           12,649             12,398
  Accumulated other comprehensive income                                                         554              1,255
                                                                                     ----------------     --------------

        Total Stockholders' Equity                                                            23,166             23,616
                                                                                     ----------------     --------------

         Total Liabilities and Stockholders' Equity                                         $273,434           $273,380
                                                                                     ================     ==============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
         For the three months ended March 31, 2005 and 2004 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                                                         Three months ended
                                                                                              March 31,
                                                                               ------------------------------------
                                                                                        2005              2004
                                                                               ------------------   ---------------

Interest and dividend income:
   Loans receivable, including fees                                                       $2,884            $2,983
   Securities:
       Taxable                                                                               446               290
       Exempt from federal income tax                                                        173               174
   Federal bank stocks                                                                        13                11
   Deposits with banks and federal funds sold                                                 28                 5
                                                                               ------------------   ---------------
      Total interest and dividend income                                                   3,544             3,463
                                                                               ------------------   ---------------

Interest expense:
   Deposits                                                                                1,199             1,090
   Borrowed funds                                                                            155               161
                                                                               ------------------   ---------------
      Total interest expense                                                               1,354             1,251
                                                                               ------------------   ---------------

Net interest income                                                                        2,190             2,212
   Provision for loan losses                                                                  60                55
                                                                               ------------------   ---------------

Net interest income after provision for loan losses                                        2,130             2,157
                                                                               ------------------   ---------------

Noninterest income:
   Fees and service charges                                                                  254               264
   Commissions on financial services                                                          99                 -
   Gains on securities                                                                       133                83
   Gain (loss) on the sale of loans                                                            3                (2)
   Earnings on bank-owned life insurance                                                      50                56
   Other                                                                                     116                79
                                                                               ------------------   ---------------
      Total noninterest income                                                               655               480
                                                                               ------------------   ---------------

Noninterest expense:
   Compensation and employee benefits                                                      1,224             1,086
   Premises and equipment, net                                                               326               302
   Intangible amortization expense                                                            10                 8
   Other                                                                                     527               554
                                                                               ------------------   ---------------
      Total noninterest expense                                                            2,087             1,950
                                                                               ------------------   ---------------

Income before provision for income taxes                                                     698               687
   Provision for income taxes                                                                131               122
                                                                               ------------------   ---------------

Net income                                                                                  $567              $565
                                                                               ==================   ===============

    Basic earnings per share                                                               $0.45             $0.45

   Average common shares outstanding                                                   1,267,835         1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)



                                                                                     For the three months ended
                                                                                               March 31,
                                                                                ------------------------------------
                                                                                         2005              2004
                                                                                -----------------   ----------------
Operating activities:
 Net income                                                                                 $567               $565
 Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization of premises and equipment                                 141                125
     Provision for loan losses                                                                60                 55
     Amortization of premiums and accretion of discounts, net                                 39                 60
     (Gain) Loss on sale of loans                                                             (3)                 2
     Loans originated for sale                                                              (150)                 -
     Proceeds from sales of loans held for sale                                              342                  -
     Gains on securities                                                                    (133)               (83)
     Earnings on bank-owned life insurance, net                                              (46)               (52)
     Amortization of intangible assets                                                        12                 10
     Change in accrued interest receivable                                                  (130)               (43)
     Change in prepaid expenses and other assets                                            (275)              (264)
     Change in accrued interest payable                                                        2                 13
     Change in accrued expenses and other liabilities                                        139               (151)
                                                                                -----------------   ----------------
  Net cash from operating activities                                                         565                237
                                                                                -----------------   ----------------

Investing Activities:
 Loan originations and payments, net                                                      (4,125)             3,764
 Available-for-sale securities:
         Sales                                                                               219                126
         Maturities, prepayments and calls                                                 1,750              1,950
         Purchases                                                                        (3,174)            (4,119)
 Held-to-maturity securities:
         Maturities, prepayments and calls                                                     1                  -
 Redemption (Purchases) of Federal bank stocks                                               184                263
 Purchases of premises and equipment                                                        (120)              (149)
                                                                                -----------------   ----------------
  Net cash from investing activities                                                      (5,265)             1,835
                                                                                -----------------   ----------------

Financing Activities:
 Net increase in deposits                                                                    363              6,454
 Increase (Decrease) in overnight borrowed funds                                               -             (5,700)
 Dividends paid on common stock                                                             (316)              (292)
                                                                                -----------------   ----------------
  Net cash from financing activities                                                          47                462
                                                                                -----------------   ----------------

Net (decrease) increase in cash equivalents                                               (4,653)             2,534
Cash equivalents at beginning of period                                                   14,624              7,703
                                                                                -----------------   ----------------
Cash equivalents at end of period                                                         $9,971            $10,237
                                                                                =================   ================

Supplemental information:

 Interest paid                                                                            $1,352             $1,238
 Income taxes paid                                                                             -                  -

Supplemental noncash disclosures:
 Transfers from loans to repossessed assets                                                  $86                 $-

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
         For the three months ended March 31, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)


                                                                         For the three months ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                                2005             2004
                                                                       --------------    -------------
 Balance at beginning of period                                              $23,616          $22,655

   Net income                                                                    567              565

   Change in net unrealized gain on available for sale
    securities, net of taxes                                                    (613)             330
   Less reclassification adjustment for gains included
    in net income, net of taxes                                                  (88)             (54)
                                                                       --------------    -------------
   Other comprehensive income (loss)                                            (701)             276
                                                                       --------------    -------------

 Total comprehensive income (loss)                                              (134)             841

 Dividends declared                                                             (316)            (292)
                                                                       --------------    -------------

 Balance at end of period                                                    $23,166          $23,204
                                                                       ==============    =============

 Common cash dividend per share                                                $0.25            $0.23
                                                                       ==============    =============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements

1.        Nature of Operations and Basis of Presentation.

          Emclaire Financial Corp. (the Corporation) is a Pennsylvania company organized as the holding company of Farmers National Bank of Emlenton (the Bank). The Corporation provides a variety of financial services to individuals and businesses through its offices in western Pennsylvania. Its primary deposit products are checking, savings and certificate of deposit accounts and its primary lending products are residential and commercial mortgage, commercial business and consumer loans.

          The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

          The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as contained in the Corporation's 2004 Annual Report to Stockholders.

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

2.        Basic Earnings per Common Share.

          The Corporation maintains a simple capital structure with no common stock equivalents. Basic earnings per common share is calculated using net income divided by the weighted average number of common shares outstanding during the period. The Corporation's capital structure contains no potentially dilutive securities.

3.        Employee Benefit Plans.

          Defined Contribution Plan.
          --------------------------

          The  Corporation   maintains  a  defined   contribution  401(k)  Plan.
          Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended March 31, 2005 and 2004 was $17,000 and $16,000, respectively.

          Defined Benefit Plan.
          ---------------------

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

          Information pertaining to the components of the periodic pension cost is as follows:

         --------------------------------------------------------------------
          (Dollar amounts in thousands)                For the three months
                                                               ended
                                                             March 31,
                                                     ------------------------
                                                           2005        2004
         --------------------------------------------------------------------

         Service cost                                        $42         $41
         Interest cost                                        51          46
         Expected return on plan assets                      (61)        (53)
         Transition asset                                     (2)         (2)
         Prior service costs                                  (8)         (8)
         Recognized net actuarial (gain) loss                  9           8
                                                     ------------  ----------

         Net periodic pension cost                           $31         $32
                                                     ============  ==========
         --------------------------------------------------------------------

          The expected rate of return on plan assets is 8.50% for the periods ended March 31, 2005 and 2004. The Corporation expects to contribute $135,000 to its pension plan in 2005.

4.        Loans Receivable.

          The Corporation's loans receivable as of the respective dates are summarized as follows:

----------------------------------------------------------------------
(Dollar Amounts In thousands)                  March 31,  December 31,
                                                2005         2004
----------------------------------------------------------------------

Mortgage loans:
Residential first mortgage                       $68,475      $69,310
Home equity                                       33,562       31,548
Commercial real estate                            51,097       48,539
                                             ------------ ------------
                                                 153,134      149,397
Other loans:
Commercial business                               24,670       23,898
Consumer                                           7,592        8,090
                                             ------------ ------------
                                                  32,262       31,988
                                             ------------ ------------

Total loans, gross                               185,396      181,385

Less allowance for loan losses                     1,850        1,810
                                             ------------ ------------

Total loans, net                                $183,546     $179,575
                                             ============ ============
----------------------------------------------------------------------

5.        Guarantees
          ----------

          The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit, $124,000 automatically renew within the next twelve months, $32,000 will expire within the next twelve months and $422,000 will expire within thirteen to fifty-five months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three month period ended March 31, 2005 and should be read in conjunction with the Corporation's Annual Report or Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 6 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $54,000 to $273.4 million at March 31, 2005 from $273.4 million at December 31, 2004. This increase was primarily due to increases in loans receivable and prepaid expenses and other assets of $3.9 million and $700,000, respectively. Partially offsetting this increase was a decrease in cash and cash equivalents of $4.7 million.

Cash and cash equivalents decreased $4.7 million or 31.8% to $9.9 million at March 31, 2005 from $14.6 million at December 31, 2004 primarily as a result of the increase in loans receivable of $3.9 million.

Loans held for sale decreased $189,000 or 49.0% to $197,000 at March 31, 2005 from $386,000 at December 31, 2004. During the first quarter 2005, the Corporation sold $189,000 of its student loan portfolio resulting in a gain of $3,000. The remaining balance of this portfolio, which is classified as loans held for sale is $197,000 and is anticipated to be sold by June 30, 2005.

Loans receivable increased $3.9 million or 2.1% to $183.5 million at March 31, 2005 from $179.6 million at December 31, 2004. During the three months ended March 31, 2005, the Corporation experienced increases in our commercial and home equity loans. The increase in commercial mortgages and business loans was a result of the growth in the commercial real estate market, lower interest rate environment and the continued focus by management on commercial lending. The increase in home equity loans was due primarily to a loan campaign put forth during the quarter. This campaign will continue into the second quarter 2005.

Prepaid expenses and other assets increased $700,000 or 58.8% to $1.9 million at March 31, 2005 from $1.2 million at December 31, 2004. Contributing to this increase was the increase in prepaid expenses of $130,000 resulting from the payment of our Pennsylvania shares taxes in March 2005, the recognition of a receivable due from the Holding Company for income taxes of $170,000 and the increase in deferred income taxes of $350,000 related to the adjustment for the unrealized gain on available for sale securities.

Stockholders' equity decreased $450,000 or 1.9% to $23.2 million at March 31, 2005 from $23.6 million at December 31, 2004. This decrease was the result of a decrease in accumulated other comprehensive income of $701,000 offset by an increase in retained earnings of $251,000; comprised of net income of $567,000 offset by dividends declared of $316,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2005 and 2004

General. Net income increased $2,000 to $567,000 for the three months ended March 31, 2005 from $565,000 for the same period in 2004. This increase was a result of an increase in noninterest income of $175,000 offset by decreases in net interest income of $22,000 and increases in noninterest expense and the provisions for loan losses and income taxes of $137,000, $5,000 and $9,000, respectively.

Net interest income. Net interest income on a tax equivalent basis decreased $15,000 or 1.0% to $2.30 million for the three months ended March 31, 2005 from $2.32 million for the same period in 2004. This net decrease can be attributed to an increase in interest expense of $103,000 offset by an increase in interest income of $88,000.

Interest income. Interest income on a tax equivalent basis increased $88,000 or 2.5% to $3.7 million for the three months ended March 31, 2005, compared to $3.6 million for the same period in the prior year. This increase in interest income can be attributed to an increase in the average total interest-earning assets of $10.5 million offset by a 6 basis point decline in the interest rate on average interest-earning assets to 5.85% during the three months ended March 31, 2005, compared to 5.91% for the same period in the prior year.

The average balance of securities increased $15.4 million or 31.0% to $65.1 million for the three months ended March 31, 2005, compared to $49.7 million for the same period in the prior year. The increase in volume contributed an additional $165,000 to interest income. The increase in securities was a result of investing deployable funds into US government agencies and mortgage-backed securities.

The average balance of interest-earning cash equivalents increased $4.0 million to $7.7 million for the three months ended March 31, 2005, compared to $3.7 million for the same period in the prior year. The increase in volume contributed an additional $16,000 to interest income. The yield on average interest-earning cash equivalents also increased 42 basis points to 2.17% during the three months ended March 31, 2005, compared to 1.75% for the same period in the prior year. The increase in yield contributed an additional $9,000 to interest income.

Offsetting the increase in average interest-earning assets was a decrease in the average balance of loans receivable of $8.9 million or 4.7% to $180.8 million for the three months ended March 31, 2005, compared to $189.7 million for the same period in the prior year. In the first quarter 2005 the Corporation has experienced an increase in loan demand. See "Changes in Financial Condition" section above for current year information. Offsetting the decrease due to volume was an increase in the average yield of loans receivable to 6.55% during the three months ended March 31, 2005, compared to 6.40% during the same period in the prior year.

Interest expense. Interest expense increased $103,000 or 8.2% to $1.4 million for the three months ended March 31, 2005, compared to $1.3 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits increased to $192.2 million during the three months ended March 31, 2005, compared to $182.4 million during the same period in the prior year. Offsetting this increase in interest-bearing liabilities was a decrease in the average balance of borrowed funds to $15.0 million during the three months ended March 31, 2005, compared to $17.0 million during the same period in the prior year. The interest rate on average interest-bearing liabilities was 2.65% and 2.52% for the three months ended March 31, 2005 and 2004, respectively. The average cost of deposits was 2.53% and 2.40% for the three months ended March 31, 2005 and 2004, respectively.

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

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                           Three months ended March 31,
                                                                   2005                               2004
                                                  ----------------------------------   ---------------------------------
                                                      Average               Yield/       Average                Yield/
                                                      Balance     Interest   Rate        Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
  Loans, taxable                                      $173,551     $2,805      6.55%     $182,159      $2,899      6.40%
  Loans, tax exempt                                      7,234        115      6.44%        7,522         118      6.32%
                                                  -------------   --------             -----------   ---------
      Total Loans Receivable                           180,785      2,919      6.55%      189,681       3,017      6.40%
                                                  -------------   --------             -----------   ---------

  Securities, taxable                                   49,541        446      3.65%       34,015         290      3.43%
  Securities, tax exempt                                15,527        251      6.54%       15,652         246      6.32%
                                                  -------------   --------             -----------   ---------
      Total Securities                                  65,068        697      4.34%       49,667         536      4.34%
                                                  -------------   --------             -----------   ---------

  Interest earning cash equivalents                      6,066         28      1.87%        1,778           5      1.13%
  Federal bank stocks                                    1,602         13      3.29%        1,909          11      2.32%
                                                  -------------   --------             -----------   ---------
      Total Interest Earning Cash Equivalents            7,668         41      2.17%        3,687          16      1.75%
                                                  -------------   --------             -----------   ---------

  Total interest-earning assets                        253,521      3,657      5.85%      243,035       3,569      5.91%
      Cash and due from banks                            7,544                              6,349
      Other noninterest-earning assets                  13,830                             11,408
                                                  -------------                        -----------

      Total Assets                                    $274,895                           $260,792
                                                  =============                        ===========

Interest-bearing liabilities:
-----------------------------
  Interest bearing demand deposits                     $80,873       $146      0.73%      $76,507        $114      0.60%
  Time deposits                                        111,373      1,053      3.83%      105,911         976      3.71%
                                                  -------------   --------             -----------   ---------
      Total Interest Bearing Deposits                  192,246      1,199      2.53%      182,418       1,090      2.40%
                                                  -------------   --------             -----------   ---------

  Borrowed funds, term                                  15,000        155      4.19%       15,000         156      4.18%
  Borrowed funds, overnight                                  -          -      0.00%        2,017           5      1.00%
                                                  -------------   --------             -----------   ---------
      Total Borrowed Funds                              15,000        155      4.19%       17,017         161      3.81%
                                                  -------------   --------             -----------   ---------

  Total interest-bearing liabilities                   207,246      1,354      2.65%      199,435       1,251      2.52%
      Noninterest bearing demand deposits               41,182          -         -        36,327                     -
                                                  -------------   --------             -----------   ---------

      Funding and cost of funds                        248,428      1,354      2.21%      235,762       1,251      2.13%
      Other noninterest bearing liabilities              2,375                              1,977
                                                  -------------                        -----------

      Total Liabilities                                250,803                            237,739
      Stockholders' Equity                              24,092                             23,053
                                                  -------------                        -----------

      Total Liabilities and Stockholders' Equity      $274,895                           $260,792
                                                  =============   --------             ===========   ---------

Net interest income                                                $2,303                              $2,318
                                                                  ========                           =========

Interest rate spread (difference between                                       3.20%                               3.39%
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)

Net interest margin (net interest                                              3.68%                               3.84%
  income as a percentage of average
  interest-earning assets)
------------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------
 (Dollar amounts in thousands)            Three months ended March 31,
                                                2005 versus 2004
                                           Increase (Decrease) due to
                                         -----------------------------
                                            Volume     Rate    Total
----------------------------------------------------------------------
 Interest income:
    Loans                                     $(143)     $45     $(98)
    Securities                                  165       (4)     161
    Interest-earning cash equivalents            18        5       23
    Federal bank stocks                          (2)       4        2
                                         ----------- -------- --------

    Total interest-earning assets                38       50       88
                                         ----------- -------- --------

 Interest expense:
    Deposits                                     60       49      109
    Borrowed funds                              (20)      14       (6)
                                         ----------- -------- --------

    Total interest-bearing liabilities           40       63      103
                                         ----------- -------- --------

 Net interest income                            $(2)    $(13)    $(15)
                                         =========== ======== ========


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

Information pertaining to the allowance for loan losses and non-performing assets for the first quarter of 2005 and 2004 is as follows:

----------------------------------------------------------------------
(Dollar amounts in thousands)                 For the three months ended
                                                        March 31,
                                                   -------------------
                                                       2005      2004
----------------------------------------------------------------------
Balance at the beginning of the period               $1,810    $1,777
Provision for Loan Losses                                60        55
Charge-Offs                                             (38)      (30)
Recoveries                                               18        25
                                                   ---------  --------
Balance at the end of the period                     $1,850    $1,827
                                                   =========  ========

Non-performing loans                                   $707    $1,081
Non-performing assets                                   795     1,081
Non-performing loans to total loans                    0.38%     0.58%
Non-performing assets to total assets                  0.29%     0.41%
Allowance for loan losses to total loans               1.00%     0.97%
Allowance for loan losses to non-performing loans    261.67%   169.01%
----------------------------------------------------------------------

The provision for loan losses increased $5,000 or 9.1% to $60,000 for the three month period ending March 31, 2005 from $55,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations, the increase in charged-off loans and other factors contributed to the recognition of $60,000 in the provision for loan losses during the three months ended March 31, 2005.

Noninterest income. Noninterest income increased $175,000 or 36.5% to $655,000 during the three months ended March 31, 2005, compared to $480,000 during the same period in the prior year. This increase can be attributed to the increase in commissions earned on financial services, gains on securities and on the sale of loans and other noninterest income of $99,000, $50,000, $5,000 and $37,000, respectively. This increase was offset by decreases in customer fees and service charges and earnings on bank-owned life insurance of $10,000 and $6,000, respectively.

In July 2004 the Corporation entered into an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers, and operates as Farmers Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurances, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled the Corporation to provide our customers with financial solutions that extend outside the Bank's ordinary deposit products and services. The Corporation earns commissions from providing this service and recognized $99,000 during the first quarter 2005.

The increase in the gain on sale of loans of $5,000 was the result of the sale of a portion of our student loan portfolio in January 2005. The remaining portion of our student loan portfolio is anticipated to be sold by June 30, 2005.

Noninterest expense. Noninterest expense increased $137,000 or 7.0% to $2.1 million during the three months ended March 31, 2005, compared to $2.0 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and intangible amortization expense $138,000, $24,000 and $3,000, respectively. This increase was offset by a decrease in other noninterest expense of $28,000.

Compensation and employee benefits expense increased $138,000 or 12.7% to $1.2 million during the three months ended March 31, 2005, compared to $1.1 million for the same period in the prior year. Normal annual salary and wage adjustments, increased health insurance costs, higher director's fees and commissions paid to our financial services representative were the major components of this increase. Also contributing to the increase was the addition of a new compliance officer and a new credit analyst in November 2004.

Premises and equipment expense increased $24,000 or 8.0% to $326,000 during the three months ended March 31, 2005, compared to $302,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses, repairs and maintenance and other building and equipment expenses.

Other noninterest expense decreased $27,000 or 5.1% to $527,000 during the three months ended March 31, 2005, compared to $554,000 for the same period in the prior year. This decrease can be attributed primarily to decreases in telephone and communication expenses, printing and office supplies, and postage. Partially offsetting this favorable variance were increases in professional fees, travel and entertainment expenses, Pennsylvania shares taxes and software depreciation between the two periods. Note the following:

o Telephone and communication expenses decreased as a result of Management resolving contract issues related to two telephone vendors during 2004.
o Postage decreased as a result of a new automail system placed in service in the fourth quarter 2004 which allows us to take advantage of discounted mail rates on our first class postage.
o Travel and entertainment expenses increased as a result of the increased efforts in our Corporate Banking area and travel associated with training throughout the organization.

Provision for income taxes. The provision for income taxes increased $9,000 or 7.4% to $131,000 for the three months ended March 31, 2005, compared to $122,000 for the same period in the prior year. Contributing to this unfavorable variance was the increase in the Corporation's pre-tax earnings base between the first quarter of 2005 and 2004. The Corporation's effective tax rate was 18.8% in 2005 compared to 17.8% in 2004. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2005, the Corporation used its sources of funds primarily to fund loan originations. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $15.0 million, and standby letters of credit totaling $578,000.

At March 31, 2005, time deposits amounted to $111.7 million or 47.9% of the Corporation's total consolidated deposits, including approximately $40.9 million, which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2005, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $106.4 million.

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

Interest rate sensitivity is the result of differences in the amounts and repricing dates of the bank's rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing "gap", provide an indication of the extent that the Corporation's net interest income is affected by future changes in interest rates. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The closer to zero that gap is maintained, generally, the lesser the impact of market interest rate changes on net interest income.

At March 31, 2005, the Corporation's interest-earning assets maturing or repricing within one year (assuming immediate repricing for core deposits) totaled $75.6 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $121.3 million, providing an excess of interest-bearing liabilities over interest-earning assets of $45.7 million or a negative 16.7% of total assets. At March 31, 2005, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 62.3%.

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

As of  the  quarter  ended  March  31,  2005,  the  Corporation  carried  out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sale of Equity in Securities and Use of Proceeds.
-----------------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

(a) Not applicable.

(b) Not applicable.

Item 6.  Exhibits
-----------------

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  May 13, 2005                 By:    /s/ David L. Cox
                                    --------------------------------------------
                                    David L. Cox
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Date:  May 13, 2005                 By:    /s/ Shelly L. Rhoades
                                    --------------------------------------------
                                    Treasurer
                                    (Principal Financial and Accounting Officer)