Form 10-Q
period 2005-06-30
EMCLAIRE FINANCIAL CORP
filed 2005-08-12
CIK 858800

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). Yes |_|   No |X|

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at August 11, 2005.
--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Interim Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
        June 30, 2005 and December 31, 2004....................................1

        Consolidated Statements of Income for the three and six
        months ended June 30, 2005 and 2004....................................2

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2005 and 2004....................................3

        Consolidated Statement of Changes in Stockholders'
        Equity for the three and six months ended June 30, 2005 and 2004.......4

        Notes to Consolidated Financial Statements.............................5

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.......................7

Item 3. Quantitative and Qualitative Disclosures about Market Risk............17

Item 4. Controls and Procedures...............................................17

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings.....................................................18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........18

Item 3. Defaults upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................18

Item 6. Exhibits..............................................................18

Signatures....................................................................19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Interim Financial Statements
------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
              As of June 30, 2005 (Unaudited) and December 31, 2004
              (Dollar amounts in thousands, except per share data)

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
                     Assets
                     ------

Cash and due from banks                              $     7,763    $     7,769
Interest earning deposits in banks                         1,389          6,855
                                                     ------------   ------------
   Cash and cash equivalents                               9,152         14,624
Securities available for sale                             61,758         63,346
Securities held to maturity; fair value of $15 and
 $16                                                          15             16
Loans held for sale                                          198            386
Loans receivable, net of allowance for loan losses
 of $1,875 and $1,810                                    187,415        179,575
Federal bank stocks, at cost                               1,623          1,731
Bank-owned life insurance                                  4,540          4,448
Accrued interest receivable                                1,209          1,203
Premises and equipment, net                                5,642          5,678
Goodwill                                                   1,422          1,422
Other intangibles                                             17             38
Prepaid expenses and other assets                          1,178            913
                                                     ------------   ------------
       Total Assets                                  $   274,169    $   273,380
                                                     ============   ============

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
 Deposits:
   Noninterest bearing                               $    42,715    $    40,511
   Interest bearing                                      190,069        192,363
                                                     ------------   ------------
       Total deposits                                    232,784        232,874
 Short term borrowed funds                                   500              -
 Long term borrowed funds                                 15,000         15,000
 Accrued interest payable                                    577            577
 Accrued expenses and other liabilities                    1,426          1,313
                                                     ------------   ------------
     Total Liabilities                                   250,287        249,764
                                                     ------------   ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares
  authorized; none issued                                      -              -
 Common stock, $1.25 par value, 12,000,000 shares
  authorized; 1,395,852 shares issued; 1,267,835
  shares outstanding                                       1,745          1,745
 Additional paid-in capital                               10,871         10,871
 Treasury stock, at cost; 128,017 shares                  (2,653)        (2,653)
 Retained earnings                                        12,985         12,398
 Accumulated other comprehensive income                      934          1,255
                                                     ------------   ------------
     Total Stockholders' Equity                           23,882         23,616
                                                     ------------   ------------
       Total Liabilities and Stockholders' Equity    $   274,169    $   273,380
                                                     ============   ============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
      For the three and six months ended June 30, 2005 and 2004 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                        Three months ended           Six months ended
                                                              June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2005          2004         2005           2004
                                                    ------------  ------------  ------------  ------------

Interest and dividend income:
  Loans receivable, including fees                  $     3,131   $     2,882   $     6,015   $     5,866
  Securities:
     Taxable                                                439           341           884           630
     Exempt from federal income tax                         174           174           348           348
  Federal bank stocks                                        17            11            30            22
  Deposits with banks and federal funds sold                 21            10            49            15
                                                    ------------  ------------  ------------  ------------
   Total interest and dividend income                     3,782         3,418         7,326         6,881
                                                    ------------  ------------  ------------  ------------

Interest expense:
  Deposits                                                1,186         1,103         2,384         2,194
  Borrowed funds                                            156           156           312           317
                                                    ------------  ------------  ------------  ------------
   Total interest expense                                 1,342         1,259         2,696         2,511
                                                    ------------  ------------  ------------  ------------

Net interest income                                       2,440         2,159         4,630         4,370
  Provision for loan losses                                  45            20           105            75
                                                    ------------  ------------  ------------  ------------

Net interest income after provision for loan losses       2,395         2,139         4,525         4,295
                                                    ------------  ------------  ------------  ------------

Noninterest income:
  Fees and service charges                                  366           290           621           554
  Commissions on financial services                         161             -           260             -
  Gains on sales of securities                               86            86           219           169
  Gain (loss) on the sale of loans                            -             -             3            (2)
  Earnings on bank-owned life insurance                      50            56           100           112
  Other                                                      94            89           210           169
                                                    ------------  ------------  ------------  ------------
   Total noninterest income                                 757           521         1,413         1,002
                                                    ------------  ------------  ------------  ------------

Noninterest expense:
  Compensation and employee benefits                      1,278         1,086         2,502         2,172
  Premises and equipment, net                               354           302           680           604
  Intangible amortization expense                            10             8            21            16
  Other                                                     688           612         1,214         1,166
                                                    ------------  ------------  ------------  ------------
   Total noninterest expense                              2,330         2,008         4,417         3,958
                                                    ------------  ------------  ------------  ------------

Income before provision for income taxes                    822           652         1,521         1,339
  Provision for income taxes                                168           129           300           252
                                                    ------------  ------------  ------------  ------------

Net income                                          $       654   $       523   $     1,221   $     1,087
                                                    ============  ============  ============  ============

  Basic earnings per share                          $      0.52   $      0.41   $      0.96   $      0.86

 Average common shares outstanding                    1,267,835     1,267,835     1,267,835     1,267,835

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)

                                                             For the six months
                                                                   ended
                                                                  June 30,
                                                            --------------------
                                                              2005       2004
                                                            ---------  ---------

Operating activities:
 Net income                                                 $  1,221   $  1,087
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization of premises and equipment       404        335
   Provision for loan losses                                     105         75
   Amortization of premiums and accretion of discounts, net       69        117
   (Gain) Loss on sale of loans                                   (3)         2
   Loans originated for sale                                    (156)      (176)
   Proceeds from sales of loans held for sale                    342          -
   (Gains) on sales of securities                               (219)      (169)
   Earnings on bank-owned life insurance, net                    (92)      (104)
   Amortization of intangible assets and mortgage servicing
    rights                                                        24         18
   Change in accrued interest receivable                          (6)        69
   Change in prepaid expenses and other assets                    26       (289)
   Change in accrued interest payable                             (0)        16
   Change in accrued expenses and other liabilities              113          8
                                                            ---------  ---------
  Net cash from operating activities                           1,828        989
                                                            ---------  ---------

Investing Activities:
 Loan originations and principal collections, net             (8,043)     6,236
 Available-for-sale securities:
     Sales                                                       742        466
     Maturities, prepayments and calls                         3,921      6,725
     Purchases                                                (3,396)   (13,754)
 Held-to-maturity securities:
     Maturities, prepayments and calls                             1          1
 Redemption (Purchases) of Federal bank stocks                   108        298
 Purchases of premises and equipment                            (409)      (672)
                                                            ---------  ---------
  Net cash from investing activities                          (7,076)      (700)
                                                            ---------  ---------

Financing Activities:
 Net (decrease) increase in deposits                             (90)    10,494
 Increase (decrease) in overnight borrowed funds                 500     (5,700)
 Dividends paid on common stock                                 (634)      (584)
                                                            ---------  ---------
  Net cash from financing activities                            (224)     4,210
                                                            ---------  ---------

Net (decrease) increase in cash equivalents                   (5,472)     4,499
Cash equivalents at beginning of period                       14,624      7,703
                                                            ---------  ---------
Cash equivalents at end of period                           $  9,152   $ 12,202
                                                            =========  =========

Supplemental information:

 Interest paid                                              $  2,696   $  2,495
 Income taxes paid                                               167        120

Supplemental noncash disclosures:
 Transfers from loans to repossessed assets                 $     86   $     30

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
      For the three and six months ended June 30, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)

                                                        For the three months   For the six months
                                                               ended                 ended
                                                              June 30,              June 30,
                                                        --------------------  --------------------
                                                          2005       2004       2005       2004
                                                        ---------  ---------  ---------  ---------

Balance at beginning of period                          $ 23,166   $ 23,204   $ 23,616   $ 22,655

  Net income                                                 654        523      1,221      1,087

   Change in net unrealized gain on available for sale
    securities, net of taxes                                 437       (817)      (176)      (487)
   Less reclassification adjustment for gains included
    in net income, net of taxes                              (57)       (59)      (145)      (112)
                                                        ---------  ---------  ---------  ---------
  Other comprehensive income (loss)                          380       (876)      (321)      (599)
                                                        ---------  ---------  ---------  ---------

Total comprehensive income (loss)                          1,034       (353)       900        488

Dividends declared                                          (318)      (292)      (634)      (584)
                                                        ---------  ---------  ---------  ---------

Balance at end of period                                $ 23,882   $ 22,559   $ 23,882   $ 22,559
                                                        =========  =========  =========  =========

Common cash dividend per share                          $   0.25   $   0.23   $   0.50   $   0.46
                                                        =========  =========  =========  =========

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

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year's financial statement presentation.

2.   Basic Earnings per Common Share.

     The Corporation maintains a simple capital structure with no common stock equivalents. Basic earnings per common share is calculated using net income divided by the weighted average number of common shares outstanding during the period. The Corporation's capital structure contains no potentially dilutive securities.

3.   Employee Benefit Plans.

     Defined Contribution Plan.
     -------------------------

     The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended June 30, 2005 and 2004 amounted to $19,000 and $17,000, respectively. Matching contributions for the six months ended June 30, 2005 and 2004 amounted to $37,000 and $33,000, respectively.

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

     Information pertaining to the components of the periodic pension cost is as follows:

--------------------------------------------------------------------------------
                                      For the three  For the six
                                       months ended  months ended    Year ended
                                         June 30,      June 30,     December 31,
                                      ------------- -------------   ------------
(Dollar amounts in thousands)          2005   2004   2005   2004        2004
-------------------------------------------- ------ ------ ------   ------------

Service cost                          $  42  $  41  $  84  $  82      $  158
Interest cost                            51     46    102     92         187
Expected return on plan assets          (61)   (53)  (122)  (106)       (209)
Transition asset                         (2)    (2)    (4)    (4)         (8)
Prior service costs                      (8)    (8)   (16)   (16)        (10)
Recognized net actuarial (gain) loss      9      8     18     16           -
                                      ------ ------ ------ ------   ------------

Net periodic pension cost             $  31  $  32  $  62  $  64      $  118
                                      ====== ====== ====== ======   ============
--------------------------------------------------------------------------------

     The expected rate of return on plan assets is 8.50% for the periods ended June 30, 2005 and 2004. The Corporation expects to contribute $135,000 to its pension plan in 2005.

4.   Loans Receivable.

     The Corporation's loans receivable as of the respective dates are summarized as follows:

--------------------------------------------------------------------------------
                                                        June 30,    December 31,
(Dollar Amounts In thousands)                             2005          2004
--------------------------------------------------------------------------------

Mortgage loans:
  Residential first mortgage                           $  66,819    $    69,310
  Home equity                                             38,455         31,548
  Commercial real estate                                  50,844         48,539
                                                       ----------   ------------
                                                         156,118        149,397
Other loans:
  Commercial business                                     24,786         23,898
  Consumer                                                 8,386          8,090
                                                       ----------   ------------
                                                          33,172         31,988
                                                       ----------   ------------

Total loans, gross                                       189,290        181,385

Less allowance for loan losses                             1,875          1,810
                                                       ----------   ------------

Total loans, net                                       $ 187,415    $   179,575
                                                       ==========   ============
--------------------------------------------------------------------------------

5.   Guarantees
     ----------

     The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at June 30, 2005, $181,000 automatically renews within the next twelve months, $56,000 will expire within the next twelve months and $340,000 will expire within thirteen to fifty-two months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and six month periods ended June 30, 2005 and should be read in conjunction with the Corporation's Annual Report or Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 7 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $789,000 to $274.2 million at June 30, 2005 from $273.4 million at December 31, 2004. This increase was primarily due to an increase in loans receivable of $7.8 million. Partially offsetting this increase were decreases in cash and cash equivalents and securities of $5.5 million and $1.6 million, respectively.

Cash and cash equivalents decreased $5.5 million or 37.4% to $9.2 million at June 30, 2005 from $14.6 million at December 31, 2004 primarily to fund the increase in loans receivable of $7.8 million.

Loans held for sale decreased $188,000 or 48.7% to $198,000 at June 30, 2005 from $386,000 at December 31, 2004. During the first quarter 2005, the Corporation sold $189,000 of its student loan portfolio resulting in a gain of $3,000. The remaining balance of this portfolio, which is classified as loans held for sale is $198,000 and is anticipated to be sold in July 2005.

Loans receivable increased $7.8 million or 4.4% to $187.4 million at June 30, 2005 from $179.6 million at December 31, 2004 due primarily to increases in our commercial and home equity loans. The increase in commercial mortgages and business loans was a result of the growth in the commercial real estate market, the lower interest rate environment and the continued focus by management on commercial lending. The increase in home equity loans was due primarily to a loan campaign put forth during the year which offered an introductory rate of 4.99% for the first 18 months of the loan. This campaign will continue into the third quarter 2005 but will offer a slightly higher introductory rate.

Stockholders' equity increased $266,000 or 1.1% to $23.9 million at June 30, 2005 from $23.6 million at December 31, 2004. This increase was the result of net income of $1.2 million offset by dividends declared of $634,000 and a decrease in accumulated other comprehensive income of $321,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2005 and 2004

General. Net income increased $131,000 or 25.1% to $654,000 for the three months ended June 30, 2005 from $523,000 for the same period in 2004. This increase was a result of increases in net interest income and noninterest income of $281,000 and $236,000, respectively, offset by increases in noninterest expense, the provisions for loan losses and income taxes of $322,000, $25,000 and $39,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $279,000 or 12.3% to $2.5 million for the three months ended June 30, 2005 from $2.3 million for the same period in 2004. This net increase can be attributed to an increase in interest income of $362,000 offset by an increase in interest expense of $83,000.

Interest income. Interest income on a tax equivalent basis increased $362,000 or 10.3% to $3.9 million for the three months ended June 30, 2005, compared to $3.5 million for the same period in the prior year. This increase in interest income can be attributed to an increase in the average total interest-earning assets of $9.3 million and a 34 basis point increase in the interest rate on average interest-earning assets to 6.10% during the three months ended June 30, 2005, compared to 5.76% for the same period in the prior year.

The average balance of securities increased $9.9 million or 18.3% to $64.2 million for the three months ended June 30, 2005, compared to $54.3 million for the same period in the prior year. The increase in volume contributed an additional $106,000 to interest income. The increase in securities was a result of investing deployable funds into US government agencies and mortgage-backed securities to supplement loan originations.

The average balance of interest-earning cash equivalents decreased $227,000 or 4.4% to $4.9 million for the three months ended June 30, 2005, compared to $5.1 million for the same period in the prior year. The yield on average interest-earning cash equivalents increased 147 basis points to 3.12% during the three months ended June 30, 2005, compared to 1.65% for the same period in the prior year. The increase in yield, which was primarily due to an increase in market rates, contributed an additional $11,000 to interest income.

Offsetting the increase in average interest-earning assets was a decrease in the average balance of loans receivable of $349,000 to $186.3 million for the three months ended June 30, 2005, compared to $186.7 million for the same period in the prior year. Offsetting the decrease due to volume was an increase in the average yield of loans receivable to 6.81% during the three months ended June 30, 2005, compared to 6.28% during the same period in the prior year.

During the three months ended June 30, 2005, the Corporation recognized $160,000 of additional interest income which consisted of $140,000 of interest income on a commercial lending relationship that had been in nonaccrual status for a significant period of time and a $20,000 prepayment penalty on a commercial mortgage. These amounts are included in interest income and affect the yield on the loan portfolio for the quarter. Net of this additional income, the yield on the loan portfolio and the net interest margin would have been 6.46% and 3.74%, respectively, during the three month period ending June 30, 2005 compared to 6.28% and 3.70%, respectively, during the same period in the prior year.

Interest expense. Interest expense increased $83,000 or 6.6% to $1.3 million for the three months ended June 30, 2005, compared to $1.2 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits increased to $191.5 million during the three months ended June 30, 2005, compared to $186.9 million during the same period in the prior year. The interest rate on average interest-bearing liabilities was 2.61% and 2.51% for the three months ended June 30, 2005 and 2004, respectively. The average cost of deposits was 2.48% and 2.37% for the three months ended June 30, 2005 and 2004, respectively.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.

----------------------------------------------------------------------------------------------------------
                                                                Three months ended June 30,
                                                ----------------------------------------------------------
                                                              2005                          2004
                                                ----------------------------  ----------------------------
                                                  Average             Yield/    Average             Yield/
(Dollar amounts in thousands)                     Balance   Interest   Rate     Balance   Interest   Rate
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                                 $ 179,271   $ 3,052    6.83%  $ 179,327   $ 2,800    6.28%
 Loans, tax exempt                                  7,073       111    6.29%      7,366       116    6.34%
                                                ----------  --------          ----------  --------
    Total Loans Receivable                        186,344     3,163    6.81%    186,693     2,916    6.28%
                                                ----------  --------          ----------  --------

 Securities, taxable                               48,776       439    3.61%     39,206       341    3.50%
 Securities, tax exempt                            15,403       246    6.41%     15,048       247    6.59%
                                                ----------  --------          ----------  --------
    Total Securities                               64,179       685    4.28%     54,254       588    4.36%
                                                ----------  --------          ----------  --------

 Interest earning cash equivalents                  3,344        21    2.52%      3,421        10    1.18%
 Federal bank stocks                                1,540        17    4.43%      1,690        11    2.62%
                                                ----------  --------          ----------  --------
    Total Interest Earning Cash Equivalents         4,884        38    3.12%      5,111        21    1.65%
                                                ----------  --------          ----------  --------

 Total interest-earning assets                    255,407     3,886    6.10%    246,058     3,525    5.76%
    Cash and due from banks                         7,781                         6,927
    Other noninterest-earning assets               12,378                        12,043
                                                ----------                    ----------
    Total Assets                                $ 275,566                     $ 265,028
                                                ==========                    ==========

Interest-bearing liabilities:
-----------------------------
 Interest bearing demand deposits               $  80,328   $   135    0.67%  $  74,783   $    98    0.53%
 Time deposits                                    111,192     1,051    3.79%    112,073     1,005    3.61%
                                                ----------  --------          ----------  --------
    Total Interest Bearing Deposits               191,520     1,186    2.48%    186,856     1,103    2.37%
                                                ----------  --------          ----------  --------

 Borrowed funds, term                              15,000       156    4.17%     15,000       156    4.18%
 Borrowed funds, overnight                             38         -    0.00%          -         -    0.00%
                                                ----------  --------          ----------  --------
    Total Borrowed Funds                           15,038       156    4.16%     15,000       156    4.18%
                                                ----------  --------          ----------  --------

 Total interest-bearing liabilities               206,558     1,342    2.61%    201,856     1,259    2.51%
    Noninterest bearing demand deposits            42,292         -       -      38,482                 -
                                                ----------  --------          ----------  --------

      Funding and cost of funds                   248,850     1,342    2.16%    240,338     1,259    2.11%
    Other noninterest bearing liabilities           2,703                         2,067
                                                ----------                    ----------
    Total Liabilities                             251,553                       242,405
    Stockholders' Equity                           24,013                        22,623
                                                ----------                    ----------
    Total Liabilities and Stockholders' Equity  $ 275,566                     $ 265,028
                                                ==========  --------          ==========  --------
Net interest income                                         $ 2,544                       $ 2,266
                                                            ========                      ========
Interest rate spread (difference between                               3.49%                         3.25%
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                      4.00%                         3.70%
 income as a percentage of average
 interest-earning assets)
----------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------
                                               Three months ended June 30,
                                                    2005 versus 2004
                                               Increase (Decrease) due to
                                            --------------------------------
(Dollar amounts in thousands)               Volume        Rate        Total
----------------------------------------------------------------------------
Interest income:
   Loans                                    $  (5)       $ 253        $ 248
   Securities                                 106           (9)          97
   Interest-earning cash equivalents            -           11           11
   Federal bank stocks                         (1)           7            6
                                            ------       ------       ------

 Total interest-earning assets                100          262          362
                                            ------       ------       ------

Interest expense:
   Deposits                                    28           55           83
                                            ------       ------       ------

 Total interest-bearing liabilities            28           55           83
                                            ------       ------       ------

Net interest income                         $  72        $ 207        $ 279
                                            ======       ======       ======
----------------------------------------------------------------------------

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2005 and 2004 is as follows:

--------------------------------------------------------------------------------
                                                           For the three months
                                                                  ended
                                                                 June 30,
                                                          ----------------------
(Dollar amounts in thousands)                               2005         2004
--------------------------------------------------------------------------------
Balance at the beginning of the period                    $  1,850     $  1,827
  Provision for Loan Losses                                     45           20
  Charge-Offs                                                  (29)         (47)
  Recoveries                                                     9            9
                                                          ---------    ---------
Balance at the end of the period                          $  1,875     $  1,809
                                                          =========    =========

Non-performing loans                                      $  1,723     $  1,190
Non-performing assets                                        1,811        1,190
Non-performing loans to total loans                           0.91%        0.64%
Non-performing assets to total assets                         0.66%        0.45%
Allowance for loan losses to total loans                      0.99%        0.97%
Allowance for loan losses to non-performing loans           108.82%      152.02%
--------------------------------------------------------------------------------

The provision for loan losses increased $25,000 to $45,000 for the three month period ended June 30, 2005 from $20,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $45,000 in the provision for loan losses during the three months ended June 30, 2005.

Noninterest income. Noninterest income increased $236,000 or 45.3% to $757,000 during the three months ended June 30, 2005, compared to $521,000 during the same period in the prior year. This increase can be attributed to increases in customer fees and service charges and commissions earned on financial services of $76,000 and $161,000, respectively.

The increase in customer fees and service charges of $76,000 or 26.2% was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

In July 2004 the Corporation entered into an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers, and operates as Farmers National Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurance, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled us to provide our customers with financial solutions that extend outside the Bank's ordinary deposit products and services. The Corporation earns commissions from providing this service and recognized $161,000 during the second quarter 2005.

Noninterest expense. Noninterest expense increased $322,000 or 16.0% to $2.3 million during the three months ended June 30, 2005, compared to $2.0 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expense of $192,000, $52,000 and $76,000, respectively.

Compensation and employee benefits expense increased $192,000 or 17.7% to $1.3 million during the three months ended June 30, 2005, compared to $1.1 million for the same period in the prior year. Normal annual salary and wage adjustments, increased health insurance costs, higher director's fees and commissions paid to our financial services representative of $79,000 were the major components of this increase. Also contributing to the increase was the addition of a new compliance officer and a new credit analyst in November 2004.

Premises and equipment expense increased $52,000 or 17.2% to $354,000 during the three months ended June 30, 2005, compared to $302,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses, repairs and maintenance and other building and equipment expenses. Also contributing to the increase was a change in the estimated useful life of an asset which will be abandoned in the fourth quarter 2005. Additional depreciation of $27,000 was recorded in June 2005 as a result of this change and will continue through October 2005 for a total of $108,000.

Other noninterest expense increased $76,000 or 12.4% to $688,000 during the three months ended June 30, 2005, compared to $612,000 for the same period in the prior year. This increase can be attributed primarily to increases in professional fees, travel and entertainment expenses, insurance costs and other expenses. Partially offsetting these increases were decreases in telephone and communications and marketing expenses between the two periods, as discussed below.

     o Telephone and communication expenses decreased $57,000 as a result of the resolution of contract issues related to two telephone vendors during 2004.
     o Travel and entertainment expenses increased $25,000 as a result of the increased efforts in our Corporate Banking area and travel associated with training throughout the organization as well as the increase in the IRS mileage rate to $.405 in 2005. Also contributing to the increase in entertainment expenses was our first annual golf outing hosted by our Corporate Banking department.
     o Professional fees increased $63,000 as a result of costs associated with Sarbanes-Oxley compliance and the resolution of sales and use tax issues.

Provision for income taxes. The provision for income taxes increased $39,000 or 30.2% to $168,000 for the three months ended June 30, 2005, compared to $129,000 for the same period in the prior year due primarily to an increase in the Corporation's pre-tax earnings base between the first quarter of 2005 and 2004. The Corporation's effective tax rate was 18.8% in 2005 compared to 16.7% in 2004. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

Comparison of Results for the Six Month Periods Ended June 30, 2005 and 2004

General. Net income increased $134,000 or 12.3% to $1.2 million for the six months ended June 30, 2005 from $1.1 million for the same period in 2004. This increase was a result of increases in net interest income and noninterest income of $260,000 and $411,000, respectively, offset by increases in the provision for loan losses and income taxes and noninterest expense of $30,000, $48,000 and $459,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $256,000 or 5.6% to $4.8 million for the six months ended June 30, 2005 from $4.6 million for the same period in 2004. This net increase can be attributed to an increase in interest income of $441,000 offset by an increase in interest expense of $185,000.

Interest income. Interest income on a tax equivalent basis increased $441,000 or 6.2% to $7.5 million for the six months ended June 30, 2005, compared to $7.1 million for the same period in the prior year. This increase in interest income can be attributed to an increase in the average total interest-earning assets of $10.8 million as well as a 12 basis point increase in the interest rate on average interest-earning assets to 5.95% during the six months ended June 30, 2005, compared to 5.83% for the same period in the prior year.

The average balance of securities increased $12.7 million or 24.4% to $64.6 million for the six months ended June 30, 2005, compared to $52.0 million for the same period in the prior year. The increase in volume contributed an additional $270,000 to interest income. The increase in securities was a result of investing deployable funds into US government agencies and mortgage-backed securities to supplement loan originations.

The average balance of interest-earning cash equivalents increased $1.9 million or 42.6% to $6.3 million for the six months ended June 30, 2005, compared to $4.4 million for the same period in the prior year. The increase in volume contributed an additional $17,000 to interest income. The yield on average interest-earning cash equivalents also increased 85 basis points to 2.54% during the six months ended June 30, 2005, compared to 1.69% for the same period in the prior year. The increase in yield, which was primarily due to an increase in market rates, contributed an additional $17,000 to interest income.

Offsetting the increase in average interest-earning assets was a decrease in the average balance of loans receivable of $3.7 million or 2.0% to $184.5 million for the six months ended June 30, 2005, compared to $188.2 million for the same period in the prior year. Offsetting the decrease due to volume was an increase in the average yield of loans receivable to 6.65% during the six months ended June 30, 2005, compared to 6.34% during the same period in the prior year.

During the six months ended June 30, 2005, the Corporation recognized $160,000 of additional interest income which consisted of $140,000 of interest income on a commercial lending relationship that had been in nonaccrual status for a significant period of time and a $20,000 prepayment penalty on a commercial mortgage. These amounts are included in interest income and affect the yield on the loan portfolio for the period. Net of this additional income, the yield on the loan portfolio and the net interest margin would have been 6.47% and 3.69%, respectively, during the six month period ending June 30, 2005 compared to 6.34% and 3.77%, respectively, during the same period in the prior year.

Interest expense. Interest expense increased $185,000 or 7.4% to $2.7 million for the six months ended June 30, 2005, compared to $2.5 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits increased to $191.9 million during the six months ended June 30, 2005, compared to $184.6 million during the same period in the prior year. Offsetting this increase in interest-bearing liabilities was a decrease in the average balance of borrowed funds to $15.0 million during the six months ended June 30, 2005, compared to $16.0 million during the same period in the prior year. The interest rate on average interest-bearing liabilities was 2.63% and 2.52% for the six months ended June 30, 2005 and 2004, respectively. The average cost of deposits was 2.51% and 2.39% for the six months ended June 30, 2005 and 2004, respectively.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis.

----------------------------------------------------------------------------------------------------------
                                                                  Six months ended June 30,
                                                ----------------------------------------------------------
                                                              2005                          2004
                                                ----------------------------  ----------------------------
                                                 Average              Yield/   Average              Yield/
(Dollar amounts in thousands)                    Balance    Interest   Rate    Balance   Interest    Rate
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                                 $ 177,325   $ 5,857    6.66%  $ 180,742   $ 5,700    6.34%
 Loans, tax exempt                                  7,153       223    6.29%      7,445       234    6.33%
                                                ----------  --------  ------  ----------  --------  ------
    Total Loans Receivable                      $ 184,478   $ 6,080    6.65%  $ 188,187   $ 5,935    6.34%
                                                ----------  --------  ------  ----------  --------  ------

 Securities, taxable                               49,158       884    3.63%     36,611       630    3.46%
 Securities, tax exempt                            15,465       492    6.42%     15,350       493    6.45%
                                                ----------  --------  ------  ----------  --------  ------
    Total Securities                               64,623     1,376    4.30%     51,961     1,123    4.34%
                                                ----------  --------  ------  ----------  --------  ------

 Interest-earning cash equivalents                  4,705        49    2.10%      2,600        15    1.16%
 Federal bank stocks                                1,571        30    3.85%      1,800        22    2.46%
                                                ----------  --------  ------  ----------  --------  ------
    Total Interest-Earning Cash Equivalents         6,276        79    2.54%      4,400        37    1.69%
                                                ----------  --------  ------  ----------  --------  ------

 Total interest-earning assets                    255,377     7,535    5.95%    244,548     7,094    5.83%
    Cash and due from banks                         7,663                         6,638
    Other noninterest-earning assets               12,190                        11,724
                                                ----------                    ----------
    Total assets                                $ 275,230                     $ 262,910
                                                ==========                    ==========

Interest-bearing liabilities:
----------------------------
 Interest-bearing demand deposits               $  80,601   $   281    0.70%  $  75,645   $   212    0.56%
 Time deposits                                    111,283     2,103    3.81%    108,992     1,982    3.66%
                                                ----------  --------  ------  ----------  --------  ------
    Total Interest-Bearing Deposits               191,884     2,384    2.51%    184,637     2,194    2.39%
                                                ----------  --------  ------  ----------  --------  ------

 Borrowed funds, term                              15,000       312    4.19%     15,000       311    4.17%
 Borrowed funds, overnight                             19         -    0.00%      1,008         6    1.20%
                                                ----------  --------  ------  ----------  --------  ------
    Total Borrowed Funds                           15,019       312    4.19%     16,008       317    3.98%
                                                ----------  --------  ------  ----------  --------  ------

 Total interest-bearing liabilities               206,903     2,696    2.63%    200,645     2,511    2.52%
    Noninterest-bearing demand deposits            41,737         -       -      37,405                 -
                                                ----------  --------  ------  ----------  --------  ------

   Funding and cost of funds                      248,640     2,696    2.19%    238,050     2,511    2.12%
    Other noninterest- bearing liabilities          2,538                         2,022
                                                ----------                    ----------

    Total liabilities                             251,178                       240,072
    Stockholders' equity                           24,052                        22,838
                                                ----------                    ----------
    Total liabilities and stockholders' equity  $ 275,230                     $ 262,910
                                                ==========  --------          ==========  --------
Net interest income                                         $ 4,839                       $ 4,583
                                                            ========                      ========
Interest rate spread (difference between                               3.32%                         3.31%
 weighted average rate on interest-earning                            ======                        ======
 assets and interest-bearing liabilities)

Net interest margin (net interest                                      3.82%                         3.77%
 income as a percentage of average                                    ======                        ======
 interest-earning assets)
----------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------
                                                Six months ended June 30,
                                                    2005 versus 2004
                                               Increase (Decrease) due to
                                           ---------------------------------
 (Dollar amounts in thousands)             Volume         Rate        Total
                                           ---------------------------------
 Interest income:
   Loans                                   $ (119)       $ 264        $ 145
   Securities                                 270          (16)         254
   Interest-earning cash equivalents           17           17           34
   Federal bank stocks                         (3)          11            8
                                           -------       ------       ------

   Total interest-earning assets              165          276          441
                                           -------       ------       ------

 Interest expense:
   Deposits                                    88          102          190
   Borrowed funds                             (20)          15           (5)
                                           -------       ------       ------

   Total interest-bearing liabilities          68          117          185
                                           -------       ------       ------

 Net interest income                       $   97        $ 159        $ 256
                                           =======       ======       ======
----------------------------------------------------------------------------

Provision for loan losses. The Corporation records provisions for loan losses to bring the total allowance for loan losses to a level deemed adequate to cover probable losses inherent in the loan portfolio. In determining the appropriate level of the allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

Information pertaining to the allowance for loan losses and non-performing assets for the six months ended June 30, 2005 and 2004 is as follows:

--------------------------------------------------------------------------------
                                                     For the six
                                                     months ended
                                                       June 30,     December 31,
                                                  ----------------- ------------
(Dollar amounts in thousands)                       2005     2004       2004
--------------------------------------------------------------------------------
Balance at the beginning of the period            $ 1,810  $ 1,777  $     1,777
 Provision for Loan Losses                            105       75          290
 Charge-Offs                                          (67)     (77)        (318)
 Recoveries                                             27      34           61
                                                  -------- -------- ------------
Balance at the end of the period                  $ 1,875  $ 1,809  $     1,810
                                                  ======== ======== ============

Non-performing loans                              $ 1,723  $ 1,190          840
Non-performing assets                               1,811    1,190          911
Non-performing loans to total loans                  0.91%    0.64%        0.46%
Non-performing assets to total assets                0.66%    0.45%        0.33%
Allowance for loan losses to total loans             0.99%    0.97%        1.00%
Allowance for loan losses to non-performing loans  108.82%  152.02%      215.48%
--------------------------------------------------------------------------------

The provision for loan losses increased $30,000 or 40.0% to $105,000 for the six month period ended June 30, 2005 from $75,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $105,000 in the provision for loan losses during the six months ended June 30, 2005.

Noninterest income. Noninterest income increased $411,000 or 41.0% to $1.4 million during the six months ended June 30, 2005, compared to $1.0 million during the same period in the prior year. This increase can be attributed to increases in customer fees and services charges, commissions earned on financial services, gains on sales of securities and other noninterest income of $67,000, $260,000, $50,000 and $41,000, respectively. These increases were offset by a decrease in the earnings on bank-owned life insurance of $12,000.

The increase in customer fees and services charges of $67,000 was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

In July 2004 the Corporation entered into an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers, and operates as Farmers National Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurance, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled us to provide our customers with financial solutions that extend outside the Bank's ordinary deposit products and services. The Corporation earns commissions from providing this service and recognized $260,000 during the six months ended June 30, 2005.

The increase in other noninterest income of $41,000 or 24.3% can be primarily attributed to the sale of foreclosed real estate in the first quarter 2005 which resulted in a $30,000 gain.

Noninterest expense. Noninterest expense increased $459,000 or 11.6% to $4.4 million during the six months ended June 30, 2005, compared to $4.0 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expenses $330,000, $76,000 and $48,000, respectively.

Compensation and employee benefits expense increased $330,000 or 15.2% to $2.5 million during the six months ended June 30, 2005, compared to $2.2 million for the same period in the prior year. Normal annual salary and wage adjustments, increased health insurance costs, higher director's fees and commissions paid to our financial services representative of $99,000 were the major components of this increase. Also contributing to the increase was the addition of a new compliance officer and a new credit analyst in November 2004.

Premises and equipment expense increased $76,000 or 12.6% to $680,000 during the six months ended June 30, 2005, compared to $604,000 for the same period in the prior year. This increase can be primarily attributed to increased building and equipment depreciation expenses, repairs and maintenance and other building and equipment expenses. Also contributing to the increase was a change in the estimated useful life of an asset which will be abandoned in the third quarter 2005. Additional depreciation of $27,000 was recorded in June 2005 as a result of this change and will continue through October 2005 for a total of $108,000.

Other noninterest expense increased $48,000 or 4.1% to $1.21 million during the six months ended June 30, 2005, compared to $1.17 million for the same period in the prior year. This increase can be attributed primarily to increases in professional fees, Pennsylvania shares taxes, software depreciation, travel and entertainment expenses and other expenses. Partially offsetting these increases were decreases in telephone and communication expenses, Pennsylvania use taxes, marketing and postage, as discussed below.

     o Telephone and communication expenses decreased $104,000 as a result of the resolution of contract issues related to two telephone vendors during 2004.
     o Postage decreased $11,000 as a result of a new automail system placed in service in the fourth quarter 2004 which allows us to take advantage of discounted mail rates on our first class postage.
     o Travel and entertainment expenses increased $40,000 as a result of the increased efforts in our Corporate Banking area and travel associated with training throughout the organization as well as the increase in the IRS mileage rate to $.405 in 2005. Also contributing to the increase in entertainment expenses was our first annual golf outing hosted by our Corporate Banking department. o Professional fees increased $77,000 as a result of costs associated with Sarbanes-Oxley compliance and the resolution of sales and use tax issues.

Provision for income taxes. The provision for income taxes increased $48,000 or 19.1% to $300,000 for the six months ended June 30, 2005, compared to $252,000 for the same period in the prior year due primarily to the increase in the Corporation's pre-tax earnings base between the first half of 2005 and 2004. The Corporation's effective tax rate was 18.8% in 2005 compared to 17.8% in 2004. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2005, the Corporation used its sources of funds primarily to fund loan originations. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $15.7 million, and standby letters of credit totaling $577,000.

At June 30, 2005, time deposits amounted to $110.9 million or 47.6% of the Corporation's total consolidated deposits, including approximately $36.4 million which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2005, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $108.2 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Market risk for the Corporation consists primarily of interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and paying liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses depend upon the local economic conditions in the immediate trade area.

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

At June 30, 2005, the Corporation's interest-earning assets maturing or repricing within one year (assuming immediate repricing for core deposits) totaled $75.4 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $116.0 million, providing an excess of interest-bearing liabilities over interest-earning assets of $40.6 million or a negative 14.8% of total assets. At June 30, 2005, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 65.0%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
-------------------------------

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

As of the quarter ended June 30, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds
----------------------------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The annual meeting of stockholders of the Corporation was held May 18, 2005. Of 1,267,835 common shares eligible to vote, 1,049,171 or 82.8% were voted in person or by proxy.

(b) The following Class B directors were elected for a three year term expiring in 2008:

     Name                        Shares For                Shares Withheld
     ----                        -----------               ----------------
     James M. Crooks                926,375                     122,796
     Robert L. Hunter             1,044,935                       4,236
     John B. Mason                1,030,046                      19,124

     In addition to the above listed individuals, the following persons continue to serve as directors: Ronald L. Ashbaugh, George W. Freeman, Brian C. McCarrier, J. Michael King, Mark A. Freemer and David L. Cox.

(c) The recommendation of the Board of Directors to ratify the appointment of Beard Miller Company LLP as the Corporation's independent auditors, as described in the proxy statement for the annual meeting was approved with 972,404 shares in favor, 76,332 shares against and 434 shares abstained.

Item 5. Other Information
-------------------------

(a)  Not applicable.

(b)  Not applicable.

Item 6. Exhibits
----------------

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY


Date: August 11, 2005               By: /s/ David L. Cox
                                    --------------------------------------------
                                    David L. Cox
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Date: August 11, 2005               By: /s/ Shelly L. Rhoades
                                    --------------------------------------------
                                    Treasurer
                                    (Principal Financial and Accounting Officer)