Form 10-Q
period 2005-09-30
EMCLAIRE FINANCIAL CORP
filed 2005-11-14
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at November 14, 2005.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2005 and December 31, 2004...................................................1

              Consolidated Statements of Income for the three and nine
              months ended September 30, 2005 and 2004...................................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004...................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three and nine months ended September 30, 2005 and 2004.....................4

              Notes to Consolidated Financial Statements.................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations...........................................7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk................................19

Item 4.       Controls and Procedures...................................................................19

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings.........................................................................20

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............................20

Item 3.       Defaults upon Senior Securities...........................................................20

Item 4.       Submission of Matters to a Vote of Security Holders.......................................20

Item 5.       Other Information.........................................................................20

Item 6.       Exhibits..................................................................................20

Signatures    ..........................................................................................21


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2005 (Unaudited) and December 31, 2004
              (Dollar amounts in thousands, except per share data)


                                                                             September 30,     December 31,
                                                                                  2005              2004
                                                                            ---------------   ---------------
                                  Assets
                                  ------
Cash and due from banks                                                    $         7,401   $         7,769
Interest earning deposits with banks                                                   958             6,855
                                                                            ---------------   ---------------
  Cash and cash equivalents                                                          8,359            14,624
Securities available for sale                                                       60,030            63,346
Securities held to maturity; fair value of $15 and $16                                  15                16
Loans held for sale                                                                      -               386
Loans receivable, net of allowance for loan losses of $1,893 and $1,810            189,280           179,575
Federal bank stocks, at cost                                                         1,882             1,731
Bank-owned life insurance                                                            4,580             4,448
Accrued interest receivable                                                          1,315             1,203
Premises and equipment, net                                                          5,890             5,678
Goodwill                                                                             1,422             1,422
Other intangibles                                                                        9                38
Prepaid expenses and other assets                                                    1,336               913
                                                                            ---------------   ---------------

    Total Assets                                                           $       274,118   $       273,380
                                                                            ===============   ===============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Liabilities:
 Deposits:
  Noninterest bearing                                                      $        41,509   $        40,511
  Interest bearing                                                                 187,179           192,363
                                                                            ---------------   ---------------
    Total deposits                                                                 228,688           232,874
 Short term borrowed funds                                                           5,000                 -
 Long term borrowed funds                                                           15,000            15,000
 Accrued interest payable                                                              568               577
 Accrued expenses and other liabilities                                              1,185             1,313
                                                                            ---------------   ---------------

   Total Liabilities                                                               250,441           249,764
                                                                            ---------------   ---------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                                            -                 -
 Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,267,835 shares outstanding                              1,745             1,745
 Additional paid-in capital                                                         10,871            10,871
 Treasury stock, at cost; 128,017 shares                                            (2,653)           (2,653)
 Retained earnings                                                                  13,332            12,398
 Accumulated other comprehensive income                                                382             1,255
                                                                            ---------------   ---------------

   Total Stockholders' Equity                                                       23,677            23,616
                                                                            ---------------   ---------------

    Total Liabilities and Stockholders' Equity                             $       274,118   $       273,380
                                                                            ===============   ===============



See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
   For the three and nine months ended September 30, 2005 and 2004 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                               Three months ended                  Nine months ended
                                                                 September 30,                       September 30,
                                                       ----------------------------------  ----------------------------------
                                                              2005              2004              2005              2004
                                                        ---------------   ---------------   ---------------   ---------------
Interest and dividend income:
 Loans receivable, including fees                      $         3,104   $         2,961   $         9,119   $         8,827
 Securities:
   Taxable                                                         417               360             1,301               990
   Exempt from federal income tax                                  175               175               523               524
 Federal bank stocks                                                14                 8                44                29
 Deposits with banks                                                23                17                72                32
                                                        ---------------   ---------------   ---------------   ---------------
  Total interest and dividend income                             3,733             3,521            11,059            10,402
                                                        ---------------   ---------------   ---------------   ---------------

Interest expense:
 Deposits                                                        1,236             1,129             3,620             3,322
 Borrowed funds                                                    169               158               481               475
                                                        ---------------   ---------------   ---------------   ---------------
  Total interest expense                                         1,405             1,287             4,101             3,797
                                                        ---------------   ---------------   ---------------   ---------------

Net interest income                                              2,328             2,234             6,958             6,605
 Provision for loan losses                                          40                95               145               170
                                                        ---------------   ---------------   ---------------   ---------------

Net interest income after provision for loan losses              2,288             2,139             6,813             6,435
                                                        ---------------   ---------------   ---------------   ---------------

Noninterest income:
 Fees and service charges                                          403               282             1,024               836
 Commissions on financial services                                  88                11               348                11
 Gains on sales of securities                                      290                88               510               257
 Gain on the sale of loans                                           2                39                 5                37
 Earnings on bank-owned life insurance                              44                56               144               167
 Other                                                              93               100               302               269
                                                        ---------------   ---------------   ---------------   ---------------
  Total noninterest income                                         920               576             2,333             1,577
                                                        ---------------   ---------------   ---------------   ---------------

Noninterest expense:
 Compensation and employee benefits                              1,298             1,087             3,800             3,259
 Premises and equipment, net                                       401               315             1,082               919
 Intangible amortization expense                                     8                 9                29                25
 Other                                                             679               538             1,893             1,704
                                                        ---------------   ---------------   ---------------   ---------------
  Total noninterest expense                                      2,386             1,949             6,804             5,907
                                                        ---------------   ---------------   ---------------   ---------------

Income before provision for income taxes                           822               766             2,342             2,105
 Provision for income taxes                                        159                81               458               333
                                                        ---------------   ---------------   ---------------   ---------------

Net income                                             $           663   $           685   $         1,884   $         1,772
                                                        ===============   ===============   ===============   ===============

  Basic earnings per share                             $          0.52   $          0.54   $          1.49   $          1.40

 Average common shares outstanding                           1,267,835         1,267,835         1,267,835         1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)


                                                                           For the nine months ended
                                                                                 September 30,
                                                                       ----------------------------------
                                                                             2005               2004
                                                                       ---------------    ---------------
Operating activities:
 Net income                                                           $         1,884    $         1,772
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization of premises and equipment                        658                518
   Provision for loan losses                                                      145                170
   Amortization of premiums and accretion of discounts, net                        88                175
   (Gain) on sale of loans                                                         (5)               (37)
   Loans originated for sale                                                     (150)              (436)
   Proceeds from sales of loans held for sale                                     541                  -
   (Gains) on sale of securities                                                 (510)              (257)
   Earnings on bank-owned life insurance, net                                    (132)              (155)
   Amortization of intangible assets and mortgage servicing rights                 34                 32
   Change in accrued interest receivable                                         (112)                79
   Change in prepaid expenses and other assets                                    110                372
   Change in accrued interest payable                                              (9)                26
   Change in accrued expenses and other liabilities                              (128)              (406)
                                                                       ---------------    ---------------
  Net cash from operating activities                                            2,414              1,853
                                                                       ---------------    ---------------

Investing Activities:
 Loan originations and principal collections, net                              (9,960)             6,971
 Available-for-sale securities:
    Sales                                                                       1,232                704
    Maturities, prepayments and calls                                           5,663             10,303
    Purchases                                                                  (4,458)           (21,264)
 Held-to-maturity securities:
    Maturities, prepayments and calls                                               1                  1
 Redemption (purchases) of Federal bank stocks                                   (151)               290
 Purchase of customer relationship intangible                                       -                (20)
 Purchases of premises and equipment                                             (870)            (1,281)
                                                                       ---------------    ---------------
  Net cash from investing activities                                           (8,543)            (4,296)
                                                                       ---------------    ---------------

Financing Activities:
 Net (decrease) increase in deposits                                           (4,186)            13,021
 Increase (decrease) in overnight borrowed funds                                5,000             (5,700)
 Dividends paid on common stock                                                  (950)              (875)
                                                                       ---------------    ---------------
  Net cash from financing activities                                             (136)             6,446
                                                                       ---------------    ---------------

Net (decrease) increase in cash equivalents                                    (6,265)             4,003
Cash equivalents at beginning of period                                        14,624              7,703
                                                                       ---------------    ---------------
Cash equivalents at end of period                                     $         8,359    $        11,706
                                                                       ===============    ===============

Supplemental information:

 Interest paid                                                        $         4,110    $         3,771
 Income taxes paid                                                                349                232

Supplemental noncash disclosures:
 Transfers from loans to foreclosed real estate                       $            89    $             -


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
            Consolidated Statements of Changes in Stockholders' Equity
  For the three and nine months ended September 30, 2005 and 2004 (Unaudited)
                          (Dollar amounts in thousands)


                                                          For the three months ended        For the nine months ended
                                                                 September 30,                     September 30,
                                                              2005             2004             2005             2004
Balance at beginning of period                         $       23,882   $       22,559   $       23,616   $       22,655

  Net income                                                      663              685            1,884            1,772

  Change in net unrealized gain on available for sale
  securities, net of taxes                                       (360)             506             (536)              18
  Less reclassification adjustment for gains included
  in net income, net of taxes                                    (191)             (58)            (337)            (169)
                                                        --------------   --------------   --------------   --------------
  Other comprehensive income (loss)                              (551)             448             (873)            (151)
                                                        --------------   --------------   --------------   --------------

Total comprehensive income (loss)                                 112            1,133            1,011            1,621

Dividends declared                                               (317)            (291)            (950)            (875)
                                                        ---------------- ---------------- ---------------- --------------

Balance at end of period                               $       23,677   $       23,401   $       23,677   $       23,401
                                                        ==============   ==============   ==============   ==============

Common cash dividend per share                         $         0.25   $         0.23   $         0.75   $         0.69
                                                        ==============   ==============   ==============   ==============


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

3.   Employee Benefit Plans.

     Defined Contribution Plan.
     --------------------------

     The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended September 30, 2005 and 2004 amounted to $19,000 and $17,000, respectively. Matching contributions for the nine months ended September 30, 2005 and 2004 amounted to $56,000 and $50,000, respectively.

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

     Information pertaining to the components of the periodic pension cost is as follows:


----------------------------------------------------------------------------------------------------------------
                                         For the three months ended    For the nine months ended    Year ended
                                                September 30,                September 30,          December 31,
                                         ---------------------------   --------------------------- -------------
(Dollar amounts in thousands)                   2005           2004           2005           2004          2004
-----------------------------------------------------   ------------   ------------   ------------  ------------
Service cost                            $         57   $         41   $        141   $        123  $        158
Interest cost                                     58             46            160            138           187
Expected return on plan assets                   (62)           (53)          (184)          (159)         (209)
Transition asset                                  (2)            (2)            (6)            (6)           (8)
Prior service costs                               (8)            (8)           (24)           (24)          (10)
Recognized net actuarial (gain) loss              18              8             36             24             -
                                         ------------   ------------   ------------   ------------  ------------

Net periodic pension cost               $         61   $         32   $        123   $         96  $        118
                                         ============   ============   ============   ============  ============



     The expected rate of return on plan assets is 8.50% for the periods ended September 30, 2005 and 2004. The Corporation contributed $135,000 to its pension plan for the nine month period ending September 30, 2005.

4.   Loans Receivable.

     The  Corporation's   loans  receivable  as  of  the  respective  dates  are
     summarized as follows:

--------------------------------------------------------------------------------

                                               September 30,       December 31,
(Dollar Amounts In thousands)                      2005                2004
--------------------------------------------------------------------------------

Mortgage loans:
Residential first mortgage                   $       66,238      $       69,310
Home equity                                          39,617              31,548
Commercial real estate                               52,627              48,539
                                              --------------      --------------
                                                    158,482             149,397
Other loans:
Commercial business                                  24,656              23,898
Consumer                                              8,035               8,090
                                              --------------      --------------
                                                     32,691              31,988
                                              --------------      --------------

Total loans, gross                                  191,173             181,385

Less allowance for loan losses                        1,893               1,810
                                              --------------      --------------

Total loans, net                             $      189,280      $      179,575
                                              ==============      ==============
--------------------------------------------------------------------------------

5.   Guarantees
     ----------

     The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at September 30, 2005, $180,000 automatically renews within the next twelve months, $87,000 will expire within the next twelve months and $310,000 will expire within thirteen to forty-nine months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

6.   Effect of Recently Issued Accounting Standards
     ----------------------------------------------

     In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In
     July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

     In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank), for the three and nine month periods ended September 30, 2005 and should be read in conjunction with the Corporation's Annual Report or Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 7 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $738,000 to $274.1 million at September 30, 2005 from $273.4 million at December 31, 2004. This increase was primarily due to an increase in loans receivable of $9.7 million. Partially offsetting this increase were decreases in cash and cash equivalents and securities of $6.3 million and $3.3 million, respectively.

Cash and cash equivalents decreased $6.3 million or 42.8% to $8.4 million at September 30, 2005 from $14.6 million at December 31, 2004 primarily to fund the increase in loans receivable of $9.7 million.

Loans held for sale decreased $386,000 or 100.0% to $0 at September 30, 2005 from $386,000 at December 31, 2004. During 2005, the Corporation originated $150,000 in additional student loans. In June, the Corporation sold the entire student loan portfolio of $536,000 resulting in a gain of $5,000.

Loans receivable increased $9.7 million or 5.4% to $189.3 million at September 30, 2005 from $179.6 million at December 31, 2004 due primarily to increases in commercial and home equity loans. The increase in commercial mortgages and business loans was a result of the growth in the commercial real estate market, the lower interest rate environment and the continued focus by management on commercial lending. The increase in home equity loans was due primarily to loan campaigns put forth during the year, offering rates from 4.99% to 5.24% for qualified individuals.

Stockholders' equity increased $61,000 to $23.7 million at September 30, 2005 from $23.6 million at December 31, 2004. This increase was the result of net income of $1.9 million offset by dividends declared of $950,000 and a decrease in accumulated other comprehensive income of $873,000. The decrease in accumulated other comprehensive income was primarily due to a decrease in the market value of available for sale securities.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2005 and 2004

General. Net income decreased $22,000 or 3.2% to $663,000 for the three months ended September 30, 2005 from $685,000 for the same period in 2004. This decrease was a result of increases in noninterest expense and the provision for income taxes of $437,000 and $78,000, respectively, offset by increases in net interest income and noninterest income of $94,000 and $344,000, respectively, and the decrease in the provision for loan losses of $55,000.

Net interest income. Net interest income on a tax equivalent basis increased $92,000 or 3.9% to $2.4 million for the three months ended September 30, 2005 from $2.3 million for the same period in 2004. This net increase can be attributed to an increase in interest income of $210,000 offset by an increase in interest expense of $118,000.

Interest income. Interest income on a tax equivalent basis increased $210,000 or 5.8% to $3.8 million for the three months ended September 30, 2005, compared to $3.6 million for the same period in the prior year. This increase in interest income can be attributed to an increase in the average total interest-earning assets of $6.2 million or 2.5% and a 17 basis point increase in the interest rate on average interest-earning assets to 5.95% during the three months ended September 30, 2005, compared to 5.78% for the same period in the prior year.

The average balance of securities increased $4.2 million or 7.3% to $61.8 million for the three months ended September 30, 2005, compared to $57.6 million for the same period in the prior year. The increase in volume contributed an additional $46,000 to interest income. The increase in the average balance of securities was a result of investing deployable funds into US government agencies and mortgage-backed securities to supplement loan originations.

The average balance of interest-earning cash equivalents decreased $1.9 million or 29.7% to $4.6 million for the three months ended September 30, 2005, compared to $6.5 million for the same period in the prior year. The yield on average interest-earning cash equivalents increased 169 basis points to 3.22% during the three months ended September 30, 2005, compared to 1.53% for the same period in the prior year. The increase in yield, which was primarily due to an increase in market rates, contributed an additional $15,000 to interest income. The decrease in the average balance was primarily due to funding requirements for loan originations.

The average balance of loans receivable increased $3.9 million or 2.1% to $189.5 million for the three months ended September 30, 2005, compared to $185.7 million for the same period in the prior year primarily due to increases in commercial mortgages and business loans and home equity loans. The yield on average loans receivable increased 15 basis points to 6.57% during the three months ended September 30, 2005, compared to 6.42% for the same period in the prior year. The increase in the average yield was primarily due to increased originations of higher yielding commercial loans and the origination of loans with higher yields relative to portfolio loans as a result of the recent increase in interest rates. The increase in volume and yield contributed an additional $63,000 and $80,000, respectively, to interest income.

Interest expense. Interest expense increased $118,000 or 9.2% to $1.4 million for the three months ended September 30, 2005, compared to $1.3 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of overnight borrowed funds of $1.0 million and the increase in the interest rate on average interest-bearing liabilities of 22 basis points to 2.72% for the three months ended September 30, 2005 from 2.50% for the same period in the prior year. The average cost of deposits was 2.59% and 2.37% for the three months ended September 30, 2005 and 2004, respectively. The increase in rate and volume of interest-bearing liabilities contributed an additional $110,000 and $8,000, respectively, to interest income.

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


                                                                    Three months ended September 30,
                                               --------------------------------------------------------------------------

                                                              2005                                  2004
                                                -----------------------------------   -----------------------------------
                                                        Average             Yield /           Average            Yield /
(Dollar amounts in thousands)                     Balance       Interest     Rate       Balance       Interest     Rate
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                                $   182,540   $     3,025      6.58%  $   178,302   $     2,878      6.42%
 Loans, tax exempt                                   7,008           112      6.32%        7,388           117      6.32%
                                                -----------   -----------             -----------   -----------
   Total Loans
    Receivable                                     189,548         3,137      6.57%      185,690         2,995      6.42%
                                                -----------   -----------             -----------   -----------

 Securities, taxable                                46,262           417      3.58%       42,262           360      3.39%
 Securities, tax exempt                             15,513           247      6.33%       15,291           248      6.44%
                                                -----------   -----------             -----------   -----------
   Total Securities                                 61,775           664      4.27%       57,553           608      4.20%
                                                -----------   -----------             -----------   -----------

 Interest-earning cash equivalents                   2,922            23      3.12%        4,794            17      1.41%
 Federal bank stocks                                 1,639            14      3.39%        1,690             8      1.88%
                                                -----------   -----------             -----------   -----------
   Total Interest-Earning Cash Equivalents           4,561            37      3.22%        6,484            25      1.53%
                                                -----------   -----------             -----------   -----------

 Total interest-earning assets                     255,884         3,838      5.95%      249,727         3,628      5.78%
   Cash and due from banks                           6,952                                 7,744
   Other noninterest-earning assets                 12,376                                12,263
                                                -----------                           -----------

   Total Assets                                $   275,212                           $   269,734
                                                ===========                           ===========

Interest-bearing
 liabilities:
------------------------
 Interest-bearing demand deposits              $    78,998   $       153      0.77%  $    77,829   $       106      0.54%
 Time deposits                                     110,033         1,083      3.90%      111,698         1,023      3.64%
                                                -----------   -----------             -----------   -----------
   Total Interest-Bearing Deposits                 189,031         1,236      2.59%      189,527         1,129      2.37%
                                                -----------   -----------             -----------   -----------

 Borrowed funds, term                               15,000           158      4.18%       15,000           158      4.19%
 Borrowed funds,
  overnight                                          1,028            11      4.25%            -             -      0.00%
                                                -----------   -----------             -----------   -----------
   Total Borrowed Funds                             16,028           169      4.18%       15,000           158      4.19%
                                                -----------   -----------             -----------   -----------

 Total interest-bearing liabilities                205,059         1,405      2.72%      204,527         1,287      2.50%
   Noninterest-bearing demand deposits              43,107             -         -        40,168                       -
                                                -----------   -----------             -----------  ------------

   Funding and cost of funds                       248,166         1,405      2.25%      244,695         1,287      2.09%
   Other noninterest-bearing liabilities             2,549                                 2,002
                                                -----------                           -----------

   Total Liabilities                               250,715                               246,697
   Stockholders' Equity                             24,497                                23,037
                                                -----------                           -----------

   Total Liabilities and Stockholders' Equity  $   275,212                           $   269,734
                                                ===========  ------------             ===========  ------------

Net interest income                                          $     2,433                           $     2,341
                                                              ===========                           ===========

Interest rate spread (difference between                                      3.23%                                 3.28%
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                             3.77%                                 3.73%
 income as a percentage of average
 interest-earning
  assets)
-------------------------------------------------------------------------------------------------------------------------

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


                                                       Three months ended September 30,
                                                               2005 versus 2004
                                                          Increase (Decrease) due to
                                                  ------------------------------------------
 (Dollar amounts in thousands)                       Volume          Rate          Total
--------------------------------------------------------------------------------------------
 Interest income:
    Loans                                         $         63   $         79   $       142
    Securities                                              45             11            56
    Interest-earning cash equivalents                       (9)            15             6
    Federal bank stocks                                      -              6             6
                                                   ------------   ------------   -----------

    Total interest-earning assets                           99            111           210
                                                   ------------   ------------   -----------

 Interest expense:
    Deposits                                                (3)           110           107
    Borrowed funds                                          11              -            11
                                                   ------------   ------------   -----------

    Total interest-bearing liabilities                       8            110           118
                                                   ------------   ------------   -----------

 Net interest income                              $         91   $          1   $        92
                                                   ============   ============   ===========
--------------------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended September 30, 2005 and 2004 is as follows:


                                                             At or for the three months ended
                                                                      September 30,
                                                       --------------------------------------------
(Dollar amounts in thousands)                                          2005                   2004
---------------------------------------------------------------------------------------------------
Balance at the beginning of the period                 $              1,875   $              1,809
Provision for Loan Losses                                                40                     95
Charge-Offs                                                             (32)                  (196)
Recoveries                                                               10                      8
                                                        --------------------   --------------------
Balance at the end of the period                       $              1,893   $              1,716
                                                        ====================   ====================

Non-performing loans                                   $              1,608   $              1,244
Non-performing assets                                                 1,705                  1,314
Non-performing loans to total loans                                    0.84%                  0.67%
Non-performing assets to total assets                                  0.62%                  0.49%
Allowance for loan losses to total loans                               0.99%                  0.93%
Allowance for loan losses to non-performing loans                    117.72%                137.94%
---------------------------------------------------------------------------------------------------


The provision for loan losses decreased $55,000 to $40,000 for the three month period ended September 30, 2005 from $95,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $40,000 in the provision for loan losses during the three months ended September 30, 2005.

Noninterest income. Noninterest income increased $344,000 or 59.7% to $920,000 during the three months ended September 30, 2005, compared to $576,000 during the same period in the prior year. This increase can be attributed to increases in customer fees and service charges, commissions earned on financial services and gains on the sale of securities of $121,000, $77,000 and $202,000, respectively. Offsetting this increase in noninterest income were decreases in the gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $37,000, $12,000 and $7,000, respectively.

The increase in customer fees and service charges of $121,000 or 42.9% was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

The increase in commissions earned on financial services of $77,000 to $88,000 during the three months ended September 30, 2005, compared to $11,000 during the same period in the prior year was the result of our efforts made in providing investment advisory services to our customers. These services consist of investments, insurance, wealth management, advisory services, estate and retirement planning and account consolidation.

The increase in the gains on the sale of securities of $202,000 to $290,000 during the three months ended September 30, 2005, compared to $88,000 during the same period in the prior year was the result of the sale of marketable equity securities. The sale of securities resulted from management's change in philosophy of investing in large regional banks to becoming shareholders in local community financial institutions.

Noninterest expense. Noninterest expense increased $437,000 or 22.4% to $2.4 million during the three months ended September 30, 2005, compared to $1.9 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expense of $211,000, $86,000 and $141,000, respectively.

Compensation and employee benefits expense increased $211,000 or 19.4% to $1.3 million during the three months ended September 30, 2005, compared to $1.1 million for the same period in the prior year. Normal annual salary and wage adjustments, additional wages paid to summer part-time employees, increased health insurance costs, higher director's fees and commissions paid to a financial services representative of $44,000 were the major components of this increase. Also contributing to the increase was the addition of a new compliance officer and a new credit analyst in November 2004 and additional accruals made for the Bank's incentive program and pension plan of $77,000 and $30,000, respectively.

Premises and equipment expense increased $86,000 or 27.3% to $401,000 during the three months ended September 30, 2005, compared to $315,000 for the same period in the prior year. This increase can be primarily attributed to a change in the estimated useful life of an asset which will be replaced in the fourth quarter 2005. Additional depreciation of $81,000 was recognized during the third quarter 2005 as a result of this change. Another $27,000 of depreciation associated with this asset will be recorded in October 2005 for a total of $135,000 recognized during the year. Also contributing to this increase were increases in building and equipment depreciation expenses, utilities, repairs and maintenance and other building and equipment expenses.

Other noninterest expense increased $141,000 or 26.2% to $679,000 during the three months ended September 30, 2005, compared to $538,000 for the same period in the prior year. This increase can be attributed primarily to increases in telephone and communications, travel and entertainment expenses and other noninterest expenses. Partially offsetting these increases were decreases in marketing expenses and printing and office supplies between the two periods, as discussed below.

o Telephone and communication expenses increased $48,000 as a result of the recognition of refunds associated to the resolution of contract issues related to two telephone vendors during the third quarter 2004.
o Travel and entertainment expenses increased $9,000 as a result of the increased efforts in the Corporate Banking area and travel associated with training throughout the organization as well as the increase in the IRS mileage rate in 2005.

Provision for income taxes. The provision for income taxes increased $78,000 or 96.3% to $159,000 for the three months ended September 30, 2005, compared to $81,000 for the same period in the prior year due primarily to an increase in the Corporation's pre-tax earnings base between the third quarter of 2005 and 2004. Also contributing to the increase was the increase in the effective tax rate to 19.3% in 2005 from 10.6% in 2004. The effective tax rate in 2004 was lower as a result of the generation of general business credits related to the renovation of our main headquarters. There were no general business credits generated in 2005. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

Comparison of Results for the Nine Month  Periods  Ended  September 30, 2005 and
2004

General. Net income increased $112,000 or 6.3% to $1.9 million for the nine months ended September 30, 2005 from $1.8 million for the same period in 2004. This increase was a result of increases in net interest income and noninterest income of $353,000 and $756,000, respectively, and the decrease in the provision for loan losses of $25,000. Offsetting the increase in net income were increases in the provision for income taxes and noninterest expense of $125,000 and $897,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $347,000 or 5.0% to $7.3 million for the nine months ended September 30, 2005 from $6.9 million for the same period in 2004. This net increase can be attributed to an increase in interest income of $651,000 offset by an increase in interest expense of $304,000.

Interest income. Interest income on a tax equivalent basis increased $651,000 or 6.1% to $11.4 million for the nine months ended September 30, 2005, compared to $10.7 million for the same period in the prior year. This increase in interest income can be attributed to an increase in the average total interest-earning assets of $9.2 million or 3.5% as well as a 13 basis point increase in the interest rate on average interest-earning assets to 5.95% during the nine months ended September 30, 2005, compared to 5.82% for the same period in the prior year.

The average balance of securities increased $9.9 million or 18.4% to $63.7 million for the nine months ended September 30, 2005, compared to $53.8 million for the same period in the prior year. The increase in volume contributed an additional $319,000 to interest income. The increase in securities was a result of investing deployable funds into US government agencies and mortgage-backed securities to supplement loan originations.

The average balance of interest-earning cash equivalents increased $147,000 or 2.9% to $5.2 million for the nine months ended September 30, 2005, compared to $5.1 million for the same period in the prior year. The increase in volume contributed an additional $3,000 to interest income. The yield on average interest-earning cash equivalents also increased 136 basis points to 2.96% during the nine months ended September 30, 2005, compared to 1.60% for the same period in the prior year. The increase in yield, which was primarily due to an increase in market rates, contributed an additional $34,000 to interest income.

Offsetting the increase in average interest-earning assets was a decrease in the average balance of loans receivable of $849,000 to $186.5 million for the nine months ended September 30, 2005, compared to $187.4 million for the same period in the prior year. Offsetting the decrease due to volume was an increase in the average yield of loans receivable to 6.61% during the nine months ended September 30, 2005, compared to 6.37% during the same period in the prior year. The increase in the yield contributed an additional $328,000 to interest income.

During the second quarter of 2005, the Corporation recognized $160,000 of additional interest income which consisted of $140,000 of interest income on a commercial lending relationship that had been in nonaccrual status for a significant period of time and a $20,000 prepayment penalty on a commercial mortgage. These amounts are included in interest income and affect the yield on the loan portfolio for the period. Net of this additional income, the yield on the loan portfolio and the net interest margin would have been 6.49% and 3.72%, respectively, during the nine month period ending September 30, 2005 compared to 6.37% and 3.76%, respectively, during the same period in the prior year.

Interest expense. Interest expense increased $304,000 or 8.0% to $4.1 million for the nine months ended September 30, 2005, compared to $3.8 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average balance of interest-bearing liabilities, as average interest-bearing deposits increased to $190.8 million during the nine months ended September 30, 2005, compared to $186.3 million during the same period in the prior year. Offsetting this increase in interest-bearing liabilities was a decrease in the average balance of borrowed funds to $15.4 million during the nine months ended September 30, 2005, compared to $15.7 million during the same period in the prior year. The interest rate on average interest-bearing liabilities was 2.66% and 2.51% for the nine months ended September 30, 2005 and 2004, respectively. The average cost of deposits was 2.54% and 2.38% for the nine months ended September 30, 2005 and 2004, respectively. The increase in rate is primarily a result of $13.8 million of step up certificates of deposit that were originally opened in 2001 and 2002 and have reached that final step in the product cycle. The average yield of these certificates is 6.02%. They are scheduled to mature throughout 2006.

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


                                                                      Nine months ended September 30,
                                                --------------------------------------------------------------------------------

                                                                   2005                                    2004
                                                ---------------------------------------  ---------------------------------------
                                                  Average                     Yield /      Average                     Yield /
(Dollar amounts in thousands)                     Balance       Interest       Rate        Balance       Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                                $    179,402  $      8,882         6.62% $    179,929  $      8,578         6.37%
 Loans, tax exempt                                    7,104           335         6.30%        7,426           352         6.33%
                                                ------------  ------------ ------------  ------------  ------------ ------------
   Total Loans Receivable                           186,506         9,217         6.61%      187,355         8,930         6.37%
                                                ------------  ------------ ------------  ------------  ------------ ------------

 Securities, taxable                                 48,246         1,301         3.61%       38,495           990         3.44%
 Securities, tax exempt                              15,480           740         6.39%       15,330           742         6.46%
                                                ------------  ------------ ------------  ------------  ------------ ------------
   Total Securities                                  63,726         2,041         4.28%       53,825         1,732         4.30%
                                                ------------  ------------ ------------  ------------  ------------ ------------

 Interest-earning cash equivalents                    3,657            72         2.63%        3,331            32         1.28%
 Federal bank stocks                                  1,584            44         3.71%        1,763            29         2.20%
                                                ------------  ------------ ------------  ------------  ------------ ------------
   Total Interest-Earning Cash Equivalents            5,241           116         2.96%        5,094            61         1.60%
                                                ------------  ------------ ------------  ------------  ------------ ------------

 Total interest-earning assets                      255,473        11,374         5.95%      246,274        10,723         5.82%
   Cash and due from banks                            7,466                                   7,007
   Other noninterest-earning assets                  12,270                                  11,904
                                                ------------                            ------------

   Total assets                                $    275,209                            $    265,185
                                                ============                            ============

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits              $     79,977  $        434         0.73% $     76,373  $        318         0.56%
 Time deposits                                      110,849         3,186         3.84%      109,894         3,004         3.65%
                                                ------------  ------------ ------------  ------------  ------------ ------------
   Total Interest-Bearing Deposits                  190,826         3,620         2.54%      186,267         3,322         2.38%
                                                ------------  ------------ ------------  ------------  ------------ ------------

 Borrowed funds, term                                15,000           470         4.19%       15,000           470         4.19%
 Borrowed funds, overnight                              358            11         4.11%          672             5         0.99%
                                                ------------  ------------ ------------  ------------  ------------ ------------
   Total Borrowed Funds                              15,358           481         4.19%       15,672           475         4.05%
                                                ------------  ------------ ------------  ------------  ------------ ------------

 Total interest-bearing liabilities                 206,184         4,101         2.66%      201,939         3,797         2.51%
   Noninterest-bearing demand deposits               42,249             -            -        38,326             -            -
                                                ------------  ------------ ------------  ------------  ------------ ------------

  Funding and cost of funds                         248,433         4,101         2.21%      240,265         3,797         2.11%
   Other noninterest-bearing liabilities              2,551                                   2,016
                                                ------------                            ------------

   Total liabilities                                250,984                                 242,281
   Stockholders' equity                              24,225                                  22,904
                                                ------------                            ------------

   Total liabilities and stockholders' equity  $    275,209                            $    265,185
                                                ============ ------------               ============ ------------

Net interest income                                          $      7,273                             $      6,926
                                                              ============                             ============

Interest rate spread (difference between                                          3.29%                                    3.31%
                                                                           ============                             ============
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                                 3.81%                                    3.76%
                                                                           ============                             ============
 income as a percentage of average
 interest-earning assets)


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


                                                  Nine months ended September 30,
                                                         2005 versus 2004
                                                   Increase (Decrease) due to
                                         ----------------------------------------------
 (Dollar amounts in thousands)               Volume           Rate           Total
                                        -----------------------------------------------
 Interest income:
    Loans                                $         (41)  $         328   $         287
    Securities                                     317              (8)            309
    Interest-earning cash equivalents                3              37              40
    Federal bank stocks                             (3)             18              15
                                          -------------   -------------   -------------

    Total interest-earning assets                  276             375             651
                                          -------------   -------------   -------------

 Interest expense:
    Deposits                                        83             215             298
    Borrowed funds                                 (10)             16               6
                                          -------------   -------------   -------------

    Total interest-bearing liabilities              73             231             304
                                          -------------   -------------   -------------

 Net interest income                     $         203   $         144   $         347
                                          =============   =============   =============


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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2005 and 2004 is as follows:

--------------------------------------------------------------------------------------------------------
                                                                                         At or for the
                                                     At or for the nine months ended       year ended
                                                              September 30,               December 31,
                                                    ----------------------------------  ----------------
(Dollar amounts in thousands)                              2005              2004              2004
--------------------------------------------------------------------------------------------------------
Balance at the beginning of the period              $         1,810   $         1,777             1,777
Provision for Loan Losses                                       145               170               290
Charge-Offs                                                     (99)             (273)             (318)
Recoveries                                                       37                42                61
                                                     ---------------   ---------------   ---------------
Balance at the end of the period                    $         1,893   $         1,716   $         1,810
                                                     ===============   ===============   ===============

Non-performing loans                                $         1,608   $         1,244               840
Non-performing assets                                         1,705             1,314               911
Non-performing loans to total loans                            0.84%             0.67%             0.46%
Non-performing assets to total assets                          0.62%             0.49%             0.33%
Allowance for loan losses to total loans                       0.99%             0.93%             1.00%
Allowance for loan losses to non-performing loans            117.72%           137.94%           215.48%
--------------------------------------------------------------------------------------------------------


The provision for loan losses decreased $25,000 or 14.7% to $145,000 for the nine month period ended September 30, 2005 from $170,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $145,000 in the provision for loan losses during the nine months ended September 30, 2005.

Noninterest income. Noninterest income increased $756,000 or 47.9% to $2.3 million during the nine months ended September 30, 2005, compared to $1.6 million during the same period in the prior year. This increase can be attributed to increases in customer fees and services charges, commissions earned on financial services, gains on sales of securities and other noninterest income of $188,000, $337,000, $253,000 and $33,000, respectively. These increases were offset by decreases in the gains on the sale of loans and earnings on bank-owned life insurance of $32,000 and $23,000, respectively.

The increase in customer fees and services charges of $188,000 or 22.5% was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

In July 2004 the Corporation entered into an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers, and operates as Farmers National Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurance, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled the Bank to provide customers with financial solutions that extend outside the Bank's ordinary deposit products and services. The Corporation earns commissions from providing this service and recognized $348,000 during the nine months ended September 30, 2005 and $11,000 during the same period in the prior year.

The increase in the gains on the sale of securities of $253,000 to $510,000 during the nine months ended September 30, 2005, compared to $257,000 during the same period in the prior year was the result of the sale of marketable equity securities. The sale of securities resulted from management's change in philosophy of investing in large regional banks to becoming shareholders in local community financial institutions.

The increase in other noninterest income of $33,000 or 12.3% can be primarily attributed to the sale of foreclosed real estate in the first quarter 2005 which resulted in a $30,000 gain.

Noninterest expense. Noninterest expense increased $897,000 or 15.2% to $6.8 million during the nine months ended September 30, 2005, compared to $5.9 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expenses of $541,000, $163,000 and $189,000, respectively.

Compensation and employee benefits expense increased $541,000 or 16.6% to $3.8 million during the nine months ended September 30, 2005, compared to $3.3 million for the same period in the prior year. Normal annual salary and wage adjustments, additional wages paid to summer part-time employees, increased health insurance costs, higher director's fees and commissions paid to a financial services representative of $144,000 were the major components of this increase. Also contributing to the increase was the addition of a new compliance officer and a new credit analyst in November 2004 and additional accruals made for the Bank's incentive program and pension plan of $126,000 and $30,000, respectively.

Premises and equipment expense increased $163,000 or 17.7% to $1.1 million during the nine months ended September 30, 2005, compared to $919,000 for the same period in the prior year. This increase can be primarily attributed to a change in the estimated useful life of an asset which will be replaced in the fourth quarter 2005. Additional depreciation related to this asset of $108,000 was recorded during the nine months ended September 30, 2005 as a result of this change and will continue through October 2005 for a total expense of $135,000. Also contributing to this increase were increases in building and equipment depreciation expenses, utilities, repairs and maintenance and other building and equipment expenses.

Other noninterest expense increased $189,000 or 11.1% to $1.9 million during the nine months ended September 30, 2005, compared to $1.7 million for the same period in the prior year. This increase can be attributed primarily to increases in professional fees, software depreciation, travel and entertainment expenses and other noninterest expenses. Partially offsetting these increases were decreases in telephone and communication expenses, Pennsylvania use taxes, marketing and postage, as discussed below.

     o Telephone and communication expenses decreased $56,000 as a result of the resolution of contract issues related to two telephone vendors during 2004.
     o Postage decreased $11,000 as a result of a new automail system placed in service in the fourth quarter 2004 which allows us to take advantage of discounted mail rates on first class postage.
     o Travel and entertainment expenses increased $49,000 as a result of the increased efforts in the Corporate Banking area and travel associated with training throughout the organization as well as the increase in the IRS mileage rate in 2005. Also contributing to the increase in entertainment expenses was the first annual golf outing hosted by the Corporate Banking department in the second quarter of 2005.
     o Professional fees increased $76,000 as a result of costs associated with Sarbanes-Oxley compliance and the resolution of sales and use tax issues.

Provision for income taxes. The provision for income taxes increased $125,000 or 37.5% to $458,000 for the nine months ended September 30, 2005, compared to $333,000 for the same period in the prior year due primarily to the increase in the Corporation's pre-tax earnings base between the periods ending September 30, 2005 and 2004. Also contributing to the increase was the increase in the effective tax rate to 19.6% in 2005 compared to 15.8% in 2004. The effective tax rate in 2004 was lower as a result of the generation of general business credits related to the renovation of our main headquarters. There were no general business credits generated in 2005. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2005, the Corporation used its sources of funds primarily to fund loan originations. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $18.1 million, and standby letters of credit totaling $577,000.

At September 30, 2005, time deposits amounted to $110.6 million or 48.3% of the Corporation's total consolidated deposits, including approximately $43.7 million which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2005, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $111.5 million.

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

Based on certain assumptions provided by a federal regulatory agency, which Management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at September 30, 2005, the Corporation's interest-earning assets maturing or repricing within one year totaled $78.1 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $82.6 million, providing an excess of interest-bearing liabilities over interest-earning assets of $4.5 million or a negative 1.7% of total assets. At September 30, 2005, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 94.6%.

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

As of the quarter ended September 30, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  November 14, 2005         By:      /s/ David L. Cox
                                 -----------------------------------------------
                                 David L. Cox
                                 Chairman of the Board,
                                 President and Chief Executive Officer

Date:  November 14, 2005         By:      /s/ Shelly L. Rhoades
                                 -----------------------------------------------
                                 Treasurer
                                 (Principal Financial and Accounting Officer)