Form 10-K
period 2005-12-31
EMCLAIRE FINANCIAL CORP
filed 2006-03-29
CIK 858800

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One):

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from: ___________ to ___________

                        Commission File Number: 000-18464

                            EMCLAIRE FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Pennsylvania                                     25-1606091
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                 612 Main Street, Emlenton, PA                  16373
-------------------------------------------------------------------------------
            (Address of principal executive office)          (Zip Code)

Registrant's telephone number:  (724) 867-2311

Securities registered
pursuant to Section 12(b) of the Act:      None.       OTC ELECTRONIC BULLETIN
                                                             BOARD (OTCBB)
                                                     --------------------------
                                                        Name of exchange on
                                                          which registered

Securities registered pursuant to
Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.25 PER SHARE
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X].

     Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO [X].

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X].

     As of June 30, 2005, the aggregate value of the 1,267,835 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 130,582 shares held by the directors and officers of the Registrant as a group, was approximately $33,724 million. This figure is based on the last sales price of $30.25 per share of the Registrant's Common Stock on June 30, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2005 (Parts I, II, and IV).

2. Portions of the Proxy Statement for the May 17, 2006 Annual Meeting of Stockholders (Part III).

                            EMCLAIRE FINANCIAL CORP.

                                TABLE OF CONTENTS


                                     PART I
Item 1.       Business..................................................................................................1

Item 1A.      Risk Factors.............................................................................................15

Item 1B.      Unresolved Staff Comments................................................................................16

Item 2.       Properties...............................................................................................17

Item 3.       Legal Proceedings........................................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders......................................................17

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
                 and Issuer Purchases of Equity Securities............................................................ 18

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

Item 10.      Directors and Executive Officers of the Registrant.......................................................20

Item 11.      Executive Compensation...................................................................................20

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........20

Item 13.      Certain Relationships and Related Transactions...........................................................21

Item 14.      Principal Accounting Fees and Services...................................................................21

Item 15.      Exhibits and Financial Statement Schedules...............................................................21

SIGNATURES    .........................................................................................................23

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

Discussions of certain matters in this Form 10-K and other related year end documents may constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions of future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation's mission and vision. The Corporation's actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the local economy, the demand for the Corporation's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors and those discussed under "Risk Factors" should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

During 2004, the Bank entered an agreement with Blue Vase Securities, LLC to provide investment advisory services to our customers and operates as Farmers Financial Services. Blue Vase Securities, LLC is a nation-wide, full-service, independent broker/dealer that offers various services such as investments, insurances, wealth management, advisory services, estate and retirement planning and account consolidation. This partnership has enabled the Bank to provide our customers with financial solutions that extend outside the Bank's ordinary deposit products and services.

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

During January 2006, the Bank submitted an application to the OCC for a new branch location in Cranberry, Pennsylvania. The Bank posted a legal notification in a local newspaper and it provides 30 days for public comments.

At December 31, 2005, the Corporation had $275.6 million in total assets, $23.6 million in stockholders' equity, $192.5 million in loans and $230.5 million in deposits.

LENDING ACTIVITIES

GENERAL. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Significantly all of the Bank's loans are secured by property in the Bank's primary market area.

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

COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. Commercial lending constitutes a significant portion of the Bank's lending activities. Commercial business and commercial real estate loans amounted to 41.5% of the total loan portfolio at December 31, 2005. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

CONSUMER LOANS. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

LOANS TO ONE BORROWER. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2005, the Bank's loans to one borrower limit based upon 15% of unimpaired capital was $3.3 million. At December 31, 2005, the Bank's largest single lending relationship had an outstanding balance of $4.7 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest borrower had loans which totaled $3.2 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area. At December 31, 2005, all of such loans were performing in accordance with their terms.

LOAN PORTFOLIO. The following table sets forth the composition and percentage of the Corporation's loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

                              -------------------  -----------------   -----------------   ------------------   ------------------
                                      2005                2004                2003               2002                  2001
                              -------------------  -----------------   -----------------   ------------------   ------------------
                               Dollar               Dollar              Dollar              Dollar               Dollar
(Dollar amounts in thousands)  Amount         %     Amount       %      Amount      %       Amount       %       Amount       %
----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate:
      Residential
        first mortgages       $ 66,011      34.0%  $ 69,310    38.2%   $ 76,396    39.7%   $ 82,449     48.2%   $ 84,974     52.5%
      Home equity loans
        and lines
         of credit              39,933      20.5%    31,548    17.4%     30,316    15.8%     19,136     11.2%     15,446      9.5%
      Commercial                52,990      27.3%    48,539    26.8%     44,935    23.4%     34,986     20.4%     26,470     16.3%
                              --------    -------  --------   ------   --------   ------   --------    ------   --------    ------

          Total real
            estate loans       158,934      81.8%   149,397    82.4%    151,647    78.9%    136,571     79.8%    126,890     78.3%

Other loans:
      Commercial business       27,732      14.2%    23,898    13.2%     26,470    13.8%     21,913     12.8%     20,806     12.9%
      Consumer                   7,729       4.0%     8,090     4.4%     14,142     7.3%     12,660      7.4%     14,308      8.8%
                              --------    -------  --------   ------   --------   ------   --------    ------   --------    ------

          Total other loans     35,461      18.2%    31,988    17.6%     40,612    21.1%     34,573     20.2%     35,114     21.7%
                              --------    -------  --------   ------   --------   ------   --------    ------   --------    ------

Total loans receivable         194,395     100.0%   181,385   100.0%    192,259   100.0%    171,144    100.0%    162,004    100.0%
                                          =======             ======              ======               ======               ======
Less:
      Allowance
        for loan
          losses                 1,869                1,810               1,777               1,587               1,464
                              --------             --------            --------            --------             --------
Net loans receivable          $192,526             $179,575            $190,482            $169,557             $160,540
                              ========             ========            ========            ========             ========

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation's portfolio as of December 31, 2005. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.


------------------------------------------------------------------------------------------------------------
                                     Due in one       Due from one    Due from five  Due after
(Dollar amounts in thousands)        year or less     to five years   to ten years   ten years        Total
------------------------------------------------------------------------------------------------------------
Residential mortgages                   $    847       $  4,108       $ 12,915       $ 48,141       $ 66,011
Home equity loans and lines of credit        148          7,334         13,047         19,404         39,933
Commercial mortgages                       1,466          2,850         15,869         32,805         52,990
Commercial business                        2,276          7,051          3,934         14,471         27,733
Consumer                                     443          6,023            848            415          7,729
                                        --------       --------       --------       --------       --------
                                        $  5,180       $ 27,366       $ 46,613       $115,236       $194,395
                                        ========       ========       ========       ========       ========

The following table sets forth the dollar amount of the Corporation's fixed- and adjustable-rate loans with maturities greater than one year as of December 31, 2005:

-----------------------------------------------------------------------
                                                    Fixed    Adjustable
(Dollar amounts in thousands)                       rates      rates
-----------------------------------------------------------------------
Residential mortgage                               $ 58,463   $  6,701
Home equity loans and lines of credit                35,192      4,594
Commercial mortgage                                  18,831     32,693
Commercial business                                  20,154      5,303
Consumer                                              7,285       --
                                                   --------   --------
                                                   $139,925   $ 49,291
                                                   ========   ========


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

As of December 31, 2005, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $1.6 million or 0.58% of the Corporation's total assets.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. As of December 31, 2005, the Corporation's classified and criticized assets amounted to $6.4 million with $4.6 million classified as substandard and $1.8 million identified as special mention.

The  following  table  sets  forth   information   regarding  the  Corporation's
non-performing assets as of December 31:


-----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    2005            2004         2003             2002            2001
-----------------------------------------------------------------------------------------------------------------------
Non-performing loans                          $   1,452       $     840     $   1,329       $   1,160       $   1,245
      Total as a percentage of gross loans         0.75%           0.46%         0.69%           0.69%           0.78%
                                              ---------       ---------     ---------       ---------       ---------
Repossessions                                        --               2            45              --              --
Real estate acquired through foreclosure            106              69            --               3              20
                                              ---------       ---------     ---------       ---------       ---------
      Total as a percentage of total assets        0.04%           0.03%         0.00%           0.00%           0.01%
                                              ---------       ---------     ---------       ---------       ---------
Total non-performing assets                   $   1,558       $     911     $   1,374       $   1,163       $   1,265
                                              =========       =========     =========       =========       =========
Total non-performing assets
      as a percentage of total assets              0.57%           0.33%         0.52%           0.49%           0.58%
                                              =========       =========     =========       =========       =========
Allowance for loan losses as a
      percentage of non-performing loans         128.72%         215.48%       133.71%         136.81%         117.59%
                                              =========       =========     =========       =========       =========

ALLOWANCE FOR LOAN LOSSES. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation's allowance for losses as of December 31, 2005 of $1.9 million is adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                 2005            2004             2003              2002            2001
----------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period              $ 1,810          $ 1,777          $ 1,587          $ 1,464          $ 1,460
      Provision for loan losses                 205              290              330              381              154

      Charge-offs:
           Mortgage loans                       (46)            (165)             (25)             (36)             (27)
           Commercial business loans            (60)             (36)             (26)            (186)             (62)
           Consumer loans                       (91)            (117)            (154)            (109)            (108)
                                            -------          -------          -------          -------          -------
                                               (197)            (318)            (205)            (331)            (197)
      Recoveries:
           Mortgage loans                      --                 17             --                 26             --
           Commercial business loans             18               19               22               20             --
           Consumer loans                        33               25               43               27               47
                                            -------          -------          -------          -------          -------
                                                 51               61               65               73               47
Balance at end of period                    $ 1,869          $ 1,810          $ 1,777          $ 1,587          $ 1,464
                                            =======          =======          =======          =======          =======
Ratio of net charge-offs to
   average loans outstanding                   0.08%            0.14%            0.08%            0.15%            0.10%
                                            =======          =======          =======          =======          =======
Ratio of allowance to
   total loans at end of period                0.96%            1.00%            0.92%            0.93%            0.90%
                                            =======          =======          =======          =======          =======

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:


                                       2005              2004               2003               2002              2001
                                -----------------  -----------------  -----------------  ---------------- ------------------
     Loan Categories:           Amount        %    Amount       %     Amount       %     Amount       %    Amount       %
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural             $  554      29.6%  $  503      27.8%  $  623      35.1%  $  479     30.2% $  649       44.3%
Commercial mortgages               841      45.0%   1,137      62.8%     798      44.9%     625     39.4%    515       35.2%
Residential mortgages              211      11.3%      10       0.6%      20       1.1%      21      1.3%     23        1.6%
Home equity loans                  150       8.0%      39       2.2%      68       3.8%      63      4.0%      7        0.5%
Consumer loans                     106       5.7%     121       6.7%     190      10.7%     119      7.5%    107        7.3%
Unallocated                          7       0.4%    --         0.0%      78       4.4%     280     17.6%    163       11.1%
                                ------    ------   ------    ------   ------    ------   ------  -----    ------    -----
                                $1,869       100%  $1,810       100%  $1,777       100%  $1,587    100%   $1,464      100%
                                ======             ======             ======             ======           ======

INVESTMENT PORTFOLIO

GENERAL. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2005 approximately $14.7 million was invested in longer-term callable municipal securities, as part of strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of stockholders' equity.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the amortized cost,
fair  value,   weighted  average  yields  and  contractual   maturities  of  the
Corporation's securities as of December 31, 2005:


---------------------------------------------------------------------------------------------------------------------------
                                Due in 1    Due from 1    Due from 3   Due from 5    Due after   No scheduled
(Dollar amounts in thousands) year or less  to 3 years    to 5 years   to 10 years   10 years    maturity          Total
---------------------------------------------------------------------------------------------------------------------------

U.S. Government securities      $2,972       $14,682       $12,947       $2,934       $  --         $ --         $33,535
Mortgage-backed securities        --            --             839        2,083            15         --           2,937
Municipal securities              --            --            --           --          15,349         --          15,349
Corporate securities             2,249          --            --           --            --           --           2,249
Equity securities                 --            --            --           --            --          2,234         2,234
                                ------       -------       -------       ------       -------       ------       -------

Estimated Fair Value            $5,221       $14,682       $13,786       $5,017       $15,364       $2,234       $56,304
                                ======       =======       =======       ======       =======       ======       =======

Weighted average yield (1)        3.84%         3.14%         5.89%        4.31%         4.80%        2.50%         4.41%
                                ======       =======       =======       ======       =======       ======       =======


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

SUBSIDIARY ACTIVITY

The  Corporation  has  one  wholly  owned  subsidiary,   the  Bank,  a  national
association. As of December 31, 2005, the Bank had no subsidiaries.

PERSONNEL

At December 31, 2005, the Bank had 111 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation's securities are registered with the SEC under the Exchange Act. As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. The public may obtain all forms and information filed with the SEC through their website http://www.sec.gov.

THE BANK. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the OCC. The Corporation is also subject to regulations of the FDIC as administrator of the Bank Insurance Fund ("BIF") and the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Corporation's operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank's growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that the Corporation's conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

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

LOANS-TO-ONE BORROWER LIMITATIONS. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2005, the Bank's loans-to-one-borrower limit was $3.3 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2005, the Bank's largest single lending relationship had an outstanding balance of $4.7 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The next largest borrower had loans which totaled $3.2 million and consisted of loans secured by commercial real estate and business property in the Bank's lending area. At December 31, 2005, all of such loans were performing in accordance with their terms.

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

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2005, the Bank exceeded the required ratios for classification as "well/adequately capitalized."

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for fourth quarter of fiscal 2005 were 1.46 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

DEPOSIT INSURANCE REFORM. On February 8, 2006, President Bush signed into law legislation that merges the BIF and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15 percent and 1.50 percent, rather than maintaining 1.25 percent at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits. (when the reserve is greater than 1.35% but no more than 1.5%); the merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2005, the Bank was in compliance with the stock requirements.

FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these requirements.

ITEM 1A.  RISK FACTORS

The following discusses certain factors that may affect the Corporation's financial condition and results of operations and should be considered in analyzing whether to make or continue an investment in our common stock.

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

THERE ARE INCREASED RISKS INVOLVED WITH COMMERCIAL REAL ESTATE, CONSTRUCTION, COMMERCIAL BUSINESS AND CONSUMER LENDING ACTIVITIES.

         Our lending activities include loans secured by existing commercial real estate. Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances and the dependency on successful operation of the project for repayment. Our lending activities also include commercial business loans to small to medium business, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans and unsecured loans. Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

OUR ALLOWANCE FOR LOAN LOSSES ON LOANS MAY NOT BE ADEQUATE TO COVER PROBABLE LOSSES.

         We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which could adversely affect our results of operations.

OTHER RISKS. From time to time, the Corporation details other risks with respect to its business and financial results in its filings with the SEC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Corporation owns no real property but utilizes the main office of the Bank. The Corporation's and the Bank's executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The following table sets forth information with respect to the Bank's offices at December 31, 2005:

-------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                            Owned     Lease        Net Book       Deposits
                                                                            or    Expiration     Value or          at
Location                                                        County    Leased   Date (1)      Annual Rent  12/31/2005
-------------------------------------------------------------------------------------------------------------------------
Corporate and Bank Main Offices:
--------------------------------
        Headquarters and Main Office                           Venango     Owned      --           $1,793       $ 45,895
        612 Main Street, Emlenton, Pennsylvania 16373

        Data Center                                            Venango     Owned      --              984             --
        708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices
-------------------
        Bon Aire Office                                         Butler    Leased   May 2011            36         35,479
        1101 North Main Street, Butler, Pennsylvania 16003

        Brookville Office                                     Jefferson    Owned      --              211         21,419
        263 Main Street, Brookville, Pennsylvania 15825

        Clarion Office                                         Clarion     Owned      --              330         35,260
        Sixth & Wood Street, Clarion, Pennsylvania 16214

        DuBois Office                                         Clearfield  Leased  June 2010            20         13,678
        861 Beaver Drive, Dubois, Pennsylvania 15801

        East Brady Office                                      Clarion     Owned      --               53         18,555
        323 Kelly's Way, East Brady, Pennsylvania 16028

        Eau Claire Office                                       Butler     Owned      --              161         14,280
        207 Washington Street, Eau Claire, Pennsylvania 16030

        Knox Office                                            Clarion    Leased  December 2011        27         27,109
        Route 338 South, Knox, Pennsylvania 16232

        Meridian Office                                         Butler    Leased  December 2012        26          8,494
        101 Meridian Road, Butler, Pennsylvania 16003

        Ridgway Office                                           Elk       Owned      --              166         10,334
        173 Main Street, Ridgway, Pennsylvania 15853
                                                                                                              -----------
                                                                                                                $230,503
                                                                                                              ===========


ITEM  3.  LEGAL PROCEEDINGS

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

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2005.

18

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

(a) The information is contained under the section captioned "Common Stock Information" in the Corporation's Annual Report for the fiscal year ended December 31, 2005, and is incorporated herein by reference. For information with respect to equity compensation plans, see "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." There were no sales of the Corporation's unregistered securities during the period covered by this report.

(b)  Not applicable.

(c) Issuer Purchases of Equity Securities. The Corporation did not repurchase any of its equity securities in the year ended December 31, 2005.

ITEM 6:  SELECTED FINANCIAL DATA

The required information is contained in the section captioned "Selected Consolidated Financial Data" in the Corporation's Annual Report for the year ended December 31, 2005 and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report for the year ended December 31, 2005 and is incorporated herein by reference.

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

Based on certain assumptions by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at December 31, 2005, the Corporation's interest-earning assets maturing or repricing within one year totaled $67.2 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $83.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $15.9 million or a negative 15.5% of total assets. At December 31, 2005, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 80.9%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Corporation's   consolidated   financial  statements  required  herein  are
contained in the Corporation's Annual Report for the year ended December 31, 2005 and are incorporated herein by reference.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On  January  19,  2005,  the  Corporation's  Board of  Directors  dismissed  its independent  auditors,  Crowe  Chizek  and  Company  LLC  (Crowe  Chizek)  to be
effective upon filing of the 2004 Form 10-K. Crowe Chizek completed its engagement as independent auditor for the Corporation's fiscal year ended December 31, 2004 upon the filing of the Corporation's Form 10-K for the year ended December 31, 2004. Crowe Chizek's report on the Corporation's consolidated financial statements during the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation's Audit Committee. During the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period to the date of their dismissal, there were no disagreements between the Corporation and Crowe Chizek on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or principles, which disagreement(s), if not resolved to the satisfaction of Crowe Chizek, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the "REPORTABLE EVENTS" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Corporation within the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period to the date of their dismissal.

Effective January 19, 2005, the Corporation engaged BEARD MILLER COMPANY LLP (Beard Miller) as its independent auditors for the fiscal year ending December 31, 2005. During the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period to the date of their engagement, the Corporation did not consult Beard Miller regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports in compliance with the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's Management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. As of December 31, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's Management, including the Corporation's Chief Executive Officer and the Corporation's Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2005, there were no significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced above.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the sections captioned "Principal Beneficial Owners of the Corporation's Common Stock" and "Information as to Nominees, Directors and Executive Officers" is incorporated by reference to the Corporation's definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on May 17, 2006 (the Proxy Statement) which will be filed no later than 120 days following the Corporation's fiscal year end.

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the "Code") that applies to all employees, including the CEO and the principal financial and accounting officer. A copy of the Code has previously been filed with the SEC and is posted on our website at www.farmersnb.com. Any waiver of the Code with respect to the CEO and the principal financial and accounting officer will be publicly disclosed in accordance with applicable regulations.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned "Ratification of Independent Public Accountants" in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL SCHEDULES

(a)  (1)-(2) Financial Statements and Schedules:

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

13   Annual Report to Stockholders for the fiscal year ended December 31, 2005.

14   Code of Personal and Business Conduct and Ethics. (6)

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

31.1 CEO 302 Certification.

31.2 Principal Financial and Accounting Officer 302 Certification.

32.1 Chief Executive Officer 906 Certification.

32.2 Principal Financial and Accounting Officer 906 Certification.

-------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EMCLAIRE FINANCIAL CORP.

Dated:  March 27, 2006      By: /S/ DAVID L. COX
                               ------------------------------------------------
                               David L. Cox
                               President, Chief Executive Officer, and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /S/ DAVID L. COX                                       By:/S/ SHELLY L. RHOADES
      -----------------------------------------------           --------------------------------------------
      David L. Cox                                              Shelly L. Rhoades
      President, Chief Executive Officer, and Director          Treasurer
      (Principal Executive Officer)                             (Principal Financial and Accounting Officer)

Date: March 27, 2006                                          Date:March 27, 2006

By:   /S/ RONALD L. ASHBAUGH                                 By:/S/ BRIAN C. MCCARRIER
      -----------------------------------------------           --------------------------------------------
      Ronald L. Ashbaugh                                        Brian C. McCarrier
      Director                                                  Director

Date: March 27, 2006                                          Date:March 27, 2006


By:   /S/ JAMES M. CROOKS                                    By:/S/ GEORGE W. FREEMAN
      -----------------------------------------------           --------------------------------------------
      James M. Crooks                                           George W. Freeman
      Director                                                  Director

Date: March 27, 2006                                          Date:March 27, 2006


By:   /S/ MARK A. FREEMER                                    By:/S/ ROBERT L. HUNTER
      -----------------------------------------------           --------------------------------------------
      Mark A. Freemer                                           Robert L. Hunter
      Director                                                  Director

Date: March 27, 2006                                          Date:March 27, 2006


By:   /S/ J. MICHAEL KING                                    By:/S/ JOHN B. MASON
      -----------------------------------------------           --------------------------------------------
      J. Michael King                                           John B. Mason
      Director                                                  Director

Date: March 27, 2006                                          Date:March 27, 2006