Form 10-Q
period 2006-03-31
EMCLAIRE FINANCIAL CORP
filed 2006-05-11
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2006
                                                  --------------

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

   Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).          Yes [ ]     No [X]

   The number of shares outstanding of the Registrant's common stock was 1,267,835 at May 11, 2006.

================================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2006 and December 31, 2005......................................................................1

              Consolidated Statements of Income for the three
              months ended March 31, 2006 and 2005......................................................................2

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005......................................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three months ended March 31, 2006 and 2005.................................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................15

Item 4.       Controls and Procedures..................................................................................15

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings........................................................................................16

Item 1A.      Risk Factors.............................................................................................16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............................................16

Item 3.       Defaults upon Senior Securities..........................................................................16

Item 4.       Submission of Matters to a Vote of Security Holders......................................................16

Item 5.       Other Information........................................................................................16

Item 6.       Exhibits.................................................................................................16

Signatures    .........................................................................................................17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2006 (Unaudited) and December 31, 2005
              (Dollar amounts in thousands, except per share data)


                                                                                                 March 31,  December 31,
                                                                                                   2006        2005
                                                                                                ----------- ------------

                                             Assets
                                             ------

Cash and due from banks                                                                         $    6,565  $     9,399
Interest-earning deposits with banks                                                                 3,003          968
                                                                                                ----------- ------------
  Cash and cash equivalents                                                                          9,568       10,367
Securities available for sale, at fair value                                                        54,881       56,289
Securities held to maturity; fair value of $14 and $14                                                  14           15
Loans receivable, net of allowance for loan losses of $1,891 and $1,869                            191,956      192,526
Federal bank stocks, at cost                                                                         1,578        1,773
Bank-owned life insurance                                                                            4,667        4,623
Accrued interest receivable                                                                          1,210        1,271
Premises and equipment, net                                                                          6,551        6,123
Goodwill                                                                                             1,422        1,422
Prepaid expenses and other assets                                                                    1,252        1,108
                                                                                                ----------- ------------

    Total Assets                                                                                $  273,099  $   275,517
                                                                                                =========== ============

                              Liabilities and Stockholders' Equity
                              ------------------------------------

Liabilities:
Deposits:
  Noninterest-bearing                                                                           $   42,451  $    44,044
  Interest-bearing                                                                                 189,922      186,459
                                                                                                ----------- ------------
    Total deposits                                                                                 232,373      230,503
Short-term borrowed funds                                                                                -        4,500
Long-term borrowed funds                                                                            15,000       15,000
Accrued interest payable                                                                               628          607
Accrued expenses and other liabilities                                                               1,419        1,292
                                                                                                ----------- ------------

   Total Liabilities                                                                               249,420      251,902
                                                                                                ----------- ------------

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                                                            -            -
Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,267,835 shares outstanding                                              1,745        1,745
Additional paid-in capital                                                                          10,871       10,871
Treasury stock, at cost; 128,017 shares                                                             (2,653)      (2,653)
Retained earnings                                                                                   13,921       13,678
Accumulated other comprehensive loss                                                                  (205)         (26)
                                                                                                ----------- ------------

   Total Stockholders' Equity                                                                       23,679       23,615
                                                                                                ----------- ------------

    Total Liabilities and Stockholders' Equity                                                  $  273,099  $   275,517
                                                                                                =========== ============


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
         For the three months ended March 31, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                                                                 For the three months ended
                                                                                                         March 31,
                                                                                                 --------------------------
                                                                                                     2006          2005
                                                                                                 ------------ -------------

Interest and dividend income:
 Loans receivable, including fees                                                                $     3,152  $      2,884
 Securities
    Taxable                                                                                              383           446
    Exempt from federal income tax                                                                       173           173
 Federal bank stocks                                                                                      18            13
 Deposits with banks                                                                                      18            28
                                                                                                 ------------ -------------
   Total interest and dividend income                                                                  3,744         3,544
                                                                                                 ------------ -------------

Interest expense:
 Deposits                                                                                              1,314         1,199
 Borrowed funds                                                                                          168           155
                                                                                                 ------------ -------------
   Total interest expense                                                                              1,482         1,354
                                                                                                 ------------ -------------

Net interest income                                                                                    2,262         2,190
 Provision for loan losses                                                                                31            60
                                                                                                 ------------ -------------

Net interest income after provision for loan losses                                                    2,231         2,130
                                                                                                 ------------ -------------

Noninterest income:
 Fees and service charges                                                                                357           254
 Commissions on financial services                                                                       101            99
 Gains on securities                                                                                     116           133
 Gain on the sale of loans                                                                                 -             3
 Earnings on bank-owned life insurance (BOLI)                                                             50            50
 Other                                                                                                   104           116
                                                                                                 ------------ -------------
   Total noninterest income                                                                              728           655
                                                                                                 ------------ -------------

Noninterest expense:
 Compensation and employee benefits                                                                    1,307         1,224
 Premises and equipment                                                                                  381           373
 Intangible amortization expense                                                                           3            10
 Other                                                                                                   524           480
                                                                                                 ------------ -------------
   Total noninterest expense                                                                           2,215         2,087
                                                                                                 ------------ -------------

Income before provision for income taxes                                                                 744           698
 Provision for income taxes                                                                              159           131
                                                                                                 ------------ -------------

Net income                                                                                       $       585  $        567
                                                                                                 ============ =============

  Basic earnings per share                                                                       $      0.46  $       0.45

 Average common shares outstanding                                                                 1,267,835     1,267,835

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2006 and 2005 (Unaudited)
                          (Dollar amounts in thousands)


                                                                                                    For the three months ended
                                                                                                          March 31,
                                                                                                    --------------------------
                                                                                                       2006           2005
                                                                                                    ------------ -------------

Operating Activities:
 Net income                                                                                         $       585  $        567
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization of premises and equipment                                                  182           187
   Provision for loan losses                                                                                 31            60
   Amortization of premiums and accretion of discounts, net                                                  11            39
   Gain on sale of loans                                                                                      -            (3)
   Loans originated for sale                                                                                  -          (150)
   Proceeds from sales of loans held for sale                                                                 -           342
   Gains on securities                                                                                     (116)         (133)
   Earnings on bank-owned life insurance, net                                                               (44)          (46)
   (Increase) decrease in accrued interest receivable                                                        61          (130)
   Increase in prepaid expenses and other assets                                                            (41)         (321)
   Increase in accrued interest payable                                                                      21             2
   Increase in accrued expenses and other liabilities                                                       127           139
                                                                                                    ------------ -------------
  Net cash provided by operating activities                                                                 817           553
                                                                                                    ------------ -------------

Investing Activities:
 Loan originations and principal collections, net                                                           522        (4,125)
 Available-for-sale securities:
    Sales                                                                                                   202           219
    Maturities, prepayments and calls                                                                     1,153         1,750
    Purchases                                                                                              (107)       (3,174)
 Held-to-maturity securities:
    Maturities, prepayments and calls                                                                         1             1
 Redemption of Federal bank stocks                                                                          195           184
 Purchases of premises and equipment                                                                       (610)         (120)
                                                                                                    ------------ -------------
  Net cash provided by (used in) investing activities                                                     1,356        (5,265)
                                                                                                    ------------ -------------

Financing Activities:
 Net increase in deposits                                                                                 1,870           363
 Decrease in short-term borrowed funds                                                                   (4,500)            -
 Dividends paid on common stock                                                                            (342)         (316)
                                                                                                    ------------ -------------
  Net cash provided by (used in) financing activities                                                    (2,972)           47
                                                                                                    ------------ -------------

Net decrease  in cash and cash equivalents                                                                 (799)       (4,665)
Cash and cash equivalents at beginning of period                                                         10,367        14,624
                                                                                                    ------------ -------------
Cash and cash equivalents at end of period                                                          $     9,568  $      9,959
                                                                                                    ============ =============

Supplemental information:

 Interest paid                                                                                      $     1,461  $      1,352
 Income taxes paid                                                                                           10             -

Supplemental noncash disclosures:
 Transfers from loans to foreclosed real estate                                                     $         -  $         86

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
         For the three months ended March 31, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                        --------------------------------
                                                                                             2006               2005
                                                                                        ---------------    -------------

Balance at beginning of period                                                          $       23,615     $     23,616

Net income                                                                                         585              567

  Change in net unrealized losses on available for sale
  securities, net of taxes                                                                        (103)            (613)
  Less reclassification adjustment for gains included
  in net income, net of taxes                                                                      (76)             (88)
                                                                                        ---------------    -------------
  Other comprehensive loss                                                                        (179)            (701)
                                                                                        ---------------    -------------

Total comprehensive income (loss)                                                                  406             (134)

Dividends declared                                                                                (342)            (316)
                                                                                        --------------------------------

Balance at end of period                                                                $       23,679     $     23,166
                                                                                        ===============    =============

Common cash dividend per share                                                          $         0.27     $       0.25
                                                                                        ===============    =============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements

1.       Nature of Operations and Basis of Presentation.

         Emclaire Financial Corp. (the "Corporation") is a Pennsylvania company organized as the holding company of Farmers National Bank of Emlenton (the "Bank"). The Corporation provides a variety of financial services to individuals and businesses through its offices in western Pennsylvania. Its primary deposit products are checking, savings and certificate of deposit accounts and its primary lending products are residential and commercial mortgages, commercial business and consumer loans.

         The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

         0The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as contained in the Corporation's 2005 Annual Report to Stockholders.

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

3.       Employee Benefit Plans.

         Defined Contribution Plan.
         --------------------------

         The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended March 31, 2006 and 2005 amounted to $21,000 and $17,000, respectively.

         Defined Benefit Plan.
         ---------------------

         The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

         The Corporation uses a December 31 measurement date for its plans.

         The components of the periodic pension cost are as follows:

                                                                                        For the three months ended
                                                                                                  March 31,
                                                                                  --------------------------------------
(Dollar amounts in thousands)                                                             2006               2005
------------------------------------------------------------------------------------------------------- ----------------

Service cost                                                                      $                 52  $            42
Interest cost                                                                                       58               51
Expected return on plan assets                                                                     (66)             (61)
Transition asset                                                                                    (2)              (2)
Prior service costs                                                                                 (8)              (8)
Recognized net actuarial (gain) loss                                                                 9                9
                                                                                  --------------------- ----------------

Net periodic pension cost                                                         $                  43 $            31
                                                                                  ===================== ================


The expected rate of return on plan assets is 8.50% for the periods ended March 31, 2006 and 2005. The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $135,000 to its pension plan in 2006. The Corporation presently expects to contribute $202,000 to fund its pension plan in 2006.

4.       Securities.

         The Corporation's securities as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                  Amortized Unrealized Unrealized   Fair
(Dollar amounts in thousands)                                                       cost      gains      losses     value
---------------------------------------------------------------------------------------------------------------------------

Available for sale:
-------------------
 March 31, 2006:
  U.S. Government agencies and related entities                                   $34,351   $    -     $  (948)    $33,403
  Mortgage-backed securities                                                        2,889        -        (152)      2,737
  Municipal securities                                                             14,686      591           -      15,277
  Corporate securities                                                              1,250        1          (1)      1,250
  Equity securities                                                                 2,016      350        (152)      2,214
                                                                                  -------- --------   ---------  ----------
                                                                                  $55,192   $  942     $(1,253)    $54,881
                                                                                  ======== ========   =========  ==========
 December 31, 2005:
  U.S. Government agencies and related entities                                   $34,353   $    -     $  (818)    $33,535
  Mortgage-backed securities                                                        3,046        -        (124)      2,922
  Municipal securities                                                             14,685      664           -      15,349
  Corporate securities                                                              2,249        4          (4)      2,249
  Equity securities                                                                 1,995      383        (144)      2,234
                                                                                  -------- --------   ---------  ----------
                                                                                  $56,328   $1,051     $(1,090)    $56,289
                                                                                  ======== ========   =========  ==========
Held to maturity:
-----------------
 March 31, 2006:
  Mortgage-backed securities                                                      $    14   $    -     $     -     $    14
                                                                                  -------- --------   ---------  ----------
                                                                                  $    14   $    -     $     -     $    14
                                                                                  ======== ========   =========  ==========
 December 31, 2005:
  Mortgage-backed securities                                                      $    15   $    -     $    (1)    $    14
                                                                                  -------- --------   ---------  ----------
                                                                                  $    15   $    -     $    (1)    $    14
                                                                                  ======== ========   =========  ==========
---------------------------------------------------------------------------------------------------------------------------

5.       Loans Receivable.

         The Corporation's loans receivable as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------

                                                                                     March 31,           December 31,
(Dollar amounts in thousands)                                                          2006                 2005
------------------------------------------------------------------------------------------------------------------------

Mortgage loans on real estate:
 Residential first mortgages                                                    $            65,788   $          66,011
 Home equity loans and lines of credit                                                       39,828              39,933
Commercial real estate                                                                       51,756              52,990
                                                                               ---------------------  ------------------
                                                                                            157,372             158,934
Other loans:
 Commercial business                                                                         28,678              27,732
 Consumer                                                                                     7,797               7,729
                                                                               ---------------------  ------------------
                                                                                             36,475              35,461
                                                                               ---------------------  ------------------

Total loans, gross                                                                          193,847             194,395

Less allowance for loan losses                                                                1,891               1,869
                                                                               ---------------------  ------------------

Total loans, net                                                                $           191,956   $         192,526
                                                                               =====================  ==================

6.       Deposits.

         The Corporation's deposits as of the respective dates are summarized as follows:

--------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                                           March 31, 2006   December 31, 2005
--------------------------------------------------------------------------------------------------------------------------

                                   Type of accounts                                     Amount     %     Amount     %
------------------------------------------------------------------------------------------------------- ------------------

Noninterest-bearing deposits                                                           $ 42,451   18.3% $ 44,044   19.1%
Interest-bearing demand deposits                                                         72,063   31.0%   74,067   32.1%
Time deposits                                                                           117,859   50.7%  112,392   48.8%
                                                                                      ---------- ------ --------- ------

                                                                                       $232,373  100.0% $230,503  100.0%
                                                                                      ========== ====== ========= ======

7.       Guarantees.

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at March 31, 2006, $252,000 automatically renews within the next twelve months, $56,000 will expire within the next twelve months and $20,000 will expire after twelve through thirteen months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

8.       Effect of Recently Issued Accounting Standards.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Corporation will be as of the beginning of fiscal 2007. The Corporation does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three-month period ended March 31, 2006 and should be read in conjunction with the Corporation's Annual Report or Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 8 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets decreased $2.4 million or 1.0% to $273.1 million at March 31, 2006 from $275.5 million at December 31, 2005. This decrease was primarily due to decreases in cash and cash equivalents, securities and loans receivable of $799,000, $1.4 million and $570,000, respectively. Partially offsetting this decrease was an increase in premises and equipment of $428,000.

Cash and cash equivalents decreased $799,000 or 7.7% to $9.6 million at March 31, 2006 from $10.4 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to funding loan originations as well as the repayment of short-term borrowed funds.

Securities decreased $1.4 million or 2.5% to $54.9 million at March 31, 2006 from $56.3 million at December 31, 2005 as a result of security maturities and sales of $1.2 million and an increase in unrealized losses on available for sale securities of $272,000. The decrease in securities was primarily due to funding loan originations as well as the repayment of short-term borrowed funds.

Loans receivable decreased $570,000 to $192.0 million at March 31, 2006 from $192.5 million at December 31, 2005. Loan production gained momentum during the first quarter of 2006 but was offset by several loan prepayments during the quarter, particularly a substandard commercial mortgage of $1.3 million. This downward trend is expected to reverse during the second quarter of 2006 based upon our current loan pipeline of approximately $8.0 million in commercial loans.

Short-term borrowed funds, consisting of overnight Federal Home Loan Bank borrowings, decreased $4.5 million or 100% to $0 at March 31, 2006 from $4.5 million at December 31, 2005. The repayment of these overnight borrowings was funded by excess cash, maturities of securities and growth in deposits.

Deposits increased $1.9 million or 1.0% to $232.4 million at March 31, 2006 from $230.5 million at December 31, 2005 primarily as a result of an increase in time deposits due to marketing campaigns set forth in the first quarter. Offsetting this increase were decreases in noninterest-bearing and interest-bearing demand deposits which has been experienced throughout our area as individuals are searching for higher yielding investments such as certificates of deposit as well as moving their monies from FDIC insured institutions to higher yielding mutual funds and investing in the stock market.

Stockholders' equity increased $64,000 to $23.7 million at March 31, 2006 from $23.6 million at December 31, 2005. This increase was the result of net income of $585,000 offset by dividends declared of $342,000 and an increase in accumulated other comprehensive loss of $179,000, net of taxes. The increase in accumulated other comprehensive loss was the result of a decrease in the market value of available for sale securities.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2006 and 2005

General. Net income increased $18,000 or 3.2% to $585,000 for the three months ended March 31, 2006 from $567,000 for the same period in 2005. This increase was a result of increases in net interest income and noninterest income of $72,000 and $73,000, respectively, and a decrease in the provision for loan losses of $29,000, offset by increases in noninterest expenses and the provision for income taxes of $128,000 and $28,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $71,000 or 3.1% to $2.4 million for the three months ended March 31, 2006 from $2.3 million for the same period in 2005. This net increase can be attributed to an increase in interest income of $199,000 offset by an increase in interest expense of $128,000.

Interest income. Interest income on a tax equivalent basis increased $199,000 or 5.4% to $3.9 million for the three months ended March 31, 2006, compared to $3.7 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans and federal bank stocks of $267,000 and $5,000, respectively, offset by decreases in interest earned on securities and interest-earning deposits with banks of $63,000 and $10,000, respectively.

The average balance of interest-earning cash equivalents decreased $4.3 million or 55.7% to $3.4 million for the three months ended March 31, 2006, compared to $7.7 million for the same period in the prior year. The decrease in the average balance was primarily due to funding requirements for loan originations and resulted in a $29,000 reduction in interest income. Offsetting this decrease in volume was the increase in the yield on average interest-earning cash equivalents of 213 basis points to 4.30% during the three months ended March 31, 2006, compared to 2.17% for the same period in the prior year. The increase in yield, which was primarily due to increases in market rates, contributed an additional $24,000 to interest income.

The average balance of securities decreased $9.4 million or 14.4% to $55.7 million for the three months ended March 31, 2006, compared to $65.1 million for the same period in the prior year. The decrease in volume resulted in a $105,000 reduction in interest income. The decrease in the average balance of securities was primarily due to funding requirements for loan originations. Offsetting this decrease in volume was the increase in the yield on average securities of 27 basis points to 4.61% during the three months ended March 31, 2006, compared to 4.34% for the same period in the prior year.

The average balance of loans receivable increased $12.8 million or 7.1% to $193.6 million for the three months ended March 31, 2006, compared to $180.8 million for the same period in the prior year primarily due to increases in commercial mortgage loans, business loans and home equity loans as loan production increased throughout 2005 and the first quarter 2006. The yield on average loans receivable increased 12 basis points to 6.67% during the three months ended March 31, 2006, compared to 6.55% for the same period in the prior year. The increase in the average yield was primarily due to the origination of loans with higher yields relative to portfolio loans as a result of the recent increase in interest rates. The increase in volume and yield contributed an additional $210,000 and $57,000, respectively, to interest income.

Interest expense. Interest expense increased $128,000 or 9.5% to $1.5 million for the three months ended March 31, 2006, compared to $1.4 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $115,000 and $13,000, respectively.

Interest expense incurred on deposits increased $115,000 or 9.6% to $1.3 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average rate of interest-bearing deposits of 30 basis points to 2.83% at March 31, 2006 from 2.53% for the same period in the prior year. This increase in yield resulted in an additional $141,000 of interest expense between the three month period ended March 31, 2006 and 2005. Offsetting the increase in yield was the decrease in the average balance of interest-bearing deposits of $4.1 million or 2.1% to $188.2 million at March 31, 2006, compared to $192.2 million for the same period in the prior year. The decrease in interest-bearing deposits can be attributed to the movement of customer deposits into mutual funds as well as investing in the stock market as they attempt to obtain higher yields on their monies.

Interest expense incurred on borrowed funds increased $13,000 or 8.4% to $168,000 for the three months ended March 31, 2006, compared to $155,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of short-term borrowed funds of $941,000 or 100% to $941,000 for the three months ended March 31, 2006, compared to $0 for the same period in the prior year which resulted in an additional $10,000 in interest expense. The average rate on the average balance of borrowed funds increased 8 basis points to 4.27% for the three months ended March 31, 2006 from 4.19% for the same period in the prior year and resulted in an additional $3,000 in interest expense.

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

------------------------------------------------------------------------------------------------------------------------
                                                                                    Three months ended March 31,
                                                                         -----------------------------------------------

                                                                                    2006                    2005
                                                                         ----------------------- -----------------------
                                                                                           Yield                   Yield
                                                                          Average            /    Average            /
(Dollar amounts in thousands)                                             Balance Interest  Rate  Balance  Interest Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans, taxable                                                          $186,737  $3,077  6.68% $173,551  $2,805  6.55%
 Loans, tax exempt                                                          6,858     109  6.45%    7,234     114  6.42%
                                                                         --------- -------       --------- -------
   Total loans receivable                                                 193,595   3,186  6.67%  180,785   2,919  6.55%
                                                                         --------- -------       --------- -------

 Securities, taxable                                                       40,332     383  3.85%   49,541     446  3.65%
 Securities, tax exempt                                                    15,384     251  6.61%   15,527     251  6.54%
                                                                         --------- -------       --------- -------
   Total securities                                                        55,716     634  4.61%   65,068     697  4.34%
                                                                         --------- -------       --------- -------

 Interest-earning deposits with banks                                       1,763      18  4.14%    6,066      28  1.87%
 Federal bank stocks                                                        1,635      18  4.46%    1,602      13  3.29%
                                                                         --------- -------       --------- -------
   Total interest-earning cash equivalents                                  3,398      36  4.30%    7,668      41  2.17%
                                                                         --------- -------       --------- -------

 Total interest-earning assets                                            252,709   3,856  6.19%  253,521   3,657  5.85%
   Cash and due from banks                                                  7,110                   7,544
   Other noninterest-earning assets                                        12,821                  13,830
                                                                         ---------               ---------

   Total Assets                                                          $272,640                $274,895
                                                                         =========               =========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits                                         $73,404  $  146  0.81% $ 80,873    $146  0.73%
 Time deposits                                                            114,755   1,168  4.13%  111,373   1,053  3.83%
                                                                         --------- -------       --------- -------
   Total interest-bearing deposits                                        188,159   1,314  2.83%  192,246   1,199  2.53%
                                                                         --------- -------       --------- -------

 Borrowed funds, short-term                                                   941       9  3.88%        -       -  0.00%
 Borrowed funds, long-term                                                 15,000     159  4.30%   15,000     155  4.19%
                                                                         --------- -------       --------- -------
   Total borrowed funds                                                    15,941     168  4.27%   15,000     155  4.19%
                                                                         --------- -------       --------- -------

 Total interest-bearing liabilities                                       204,100   1,482  2.94%  207,246   1,354  2.65%
                                                                         --------- -------       --------- -------

   Noninterest-bearing demand deposits                                     42,316       -     -    41,182       -     -
                                                                         --------- -------       --------- -------

   Funding and cost of funds                                              246,416   1,482  2.44%  248,428   1,354  2.21%

   Other noninterest-bearing liabilities                                    2,613                   2,375
                                                                         ---------               ---------

   Total Liabilities                                                      249,029                 250,803
   Stockholders' Equity                                                    23,611                  24,092
                                                                         ---------               ---------

   Total Liabilities and Stockholders' Equity                            $272,640                $274,895
                                                                         ========= -------       ========= -------

Net interest income                                                                $2,374                  $2,303
                                                                                   =======                 =======

Interest rate spread (difference between                                                   3.24%                   3.20%
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                                          3.81%                   3.68%
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

--------------------------------------------------------------------------------------------------------------------------

                                                                                             Three months ended March 31,
                                                                                                   2006 versus 2005
                                                                                              Increase (Decrease) due to
                                                                                           -------------------------------
 (Dollar amounts in thousands)                                                               Volume      Rate      Total
--------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                                                  $      210  $     57  $    267
    Securities                                                                                   (105)       42       (63)
    Interest-earning deposits with banks                                                          (29)       19       (10)
    Federal bank stocks                                                                             -         5         5
                                                                                           ----------- --------- ---------

    Total interest-earning assets                                                                  76       123       199
                                                                                           ----------- --------- ---------

 Interest expense:
    Deposits                                                                                      (26)      141       115
    Borrowed funds                                                                                 10         3        13
                                                                                           ----------- --------- ---------

    Total interest-bearing liabilities                                                            (16)      144       128
                                                                                           ----------- --------- ---------

 Net interest income                                                                       $       92  $    (21)      $71
                                                                                           =========== ========= =========

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended March 31, 2006 and 2005 is as follows:

------------------------------------------------------------------------------------------------------------------------

                                                                                      At or for the three months ended
                                                                                                   March 31,
                                                                                     -----------------------------------
(Dollar amounts in thousands)                                                             2006                2005
------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                                               $        1,869       $       1,810
Provision for loan losses                                                                        31                  60
Charge-offs                                                                                     (15)                (38)
Recoveries                                                                                        6                  18
                                                                                     ---------------      --------------
Balance at the end of the period                                                             $1,891              $1,850
                                                                                     ===============      ==============

Non-performing loans                                                                 $        1,256       $         707
Non-performing assets                                                                         1,352                 795
Non-performing loans to total loans                                                            0.65%               0.38%
Non-performing assets to total assets                                                          0.50%               0.29%
Allowance for loan losses to total loans                                                       0.98%               1.00%
Allowance for loan losses to non-performing loans                                            150.56%             261.67%
------------------------------------------------------------------------------------------------------------------------


The provision for loan losses decreased $29,000 or 48.3% to $31,000 for the three month period ended March 31, 2006 from $60,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $31,000 in the provision for loan losses during the three months ended March 31, 2006.

Noninterest income. Noninterest income increased $73,000 or 11.2% to $728,000 during the three months ended March 31, 2006, compared to $655,000 during the same period in the prior year. This increase can be attributed to increases in customer fees and service charges and commissions earned on financial services of $103,000 and $2,000, respectively. Offsetting this increase in noninterest income were decreases in the gains on the sale of securities and loans and other noninterest income of $17,000, $3,000 and $12,000, respectively.

The increase in customer fees and service charges of $103,000 or 40.6% was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

Noninterest expense. Noninterest expense increased $128,000 or 6.1% to $2.2 million during the three months ended March 31, 2006, compared to $2.1 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expenses of $83,000, $8,000 and $44,000, respectively. Offsetting this increase in noninterest expense was a decrease in intangible amortization of $7,000.

Compensation and employee benefits expense increased $83,000 or 6.8% to $1.3 million during the three months ended March 31, 2006, compared to $1.2 million for the same period in the prior year. Normal annual salary and wage adjustments, the increase in full-time equivalents, increased employee retirement costs, additional wages paid to temporary employees, higher director's fees and commissions paid to a financial services representative were the major components of this increase.

Premises and equipment expense increased $8,000 or 2.1% to $381,000 during the three months ended March 31, 2006, compared to $373,000 for the same period in the prior year. The increase was primarily due to increased occupancy costs related to our new drive-thru facility in Brookville, as well as land purchased for a new branch location.

Other noninterest expense increased $44,000 or 9.2% to $524,000 during the three months ended March 31, 2006, compared to $480,000 for the same period in the prior year. This increase can be attributed primarily to increases in professional fees, printing and office supplies, postage and other expenses. Partially offsetting these increases were decreases in telephone and communication expenses and Pennsylvania shares tax expense between the two periods.

Provision for income taxes. The provision for income taxes increased $28,000 or 21.4% to $159,000 for the three months ended March 31, 2006, compared to $131,000 for the same period in the prior year due primarily to an increase in the Corporation's pre-tax earnings base between the first quarter of 2006 and 2005. Also contributing to the increase was the increase in the effective tax rate to 21.4% in 2006 from 18.8% in 2005 due to the expiration of tax credits generated in previous years. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2006, the Corporation used its sources of funds primarily to fund loan originations and for the repayment of short-term borrowed funds. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $26.7 million, and standby letters of credit totaling $581,000.

At March 31, 2006, time deposits amounted to $117.9 million or 50.7% of the Corporation's total consolidated deposits, including approximately $47.0 million which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2006, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $114.7 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses as a critical accounting policy.

The allowance for loan losses provides for an estimate of probable losses in the loan portfolio. In determining the appropriate level of the allowance for loan loss, the loan portfolio is separated into risk-rated and homogeneous pools. Migration analysis/historical loss rates, adjusted for relevant trends, have been applied to these pools. Qualitative adjustments are then applied to the portfolio to allow for quality of lending policies and procedures, national and local economic and business conditions, changes in the nature and volume of the portfolio, experience, ability and depth of lending management, changes in the trends, volumes and severity of past due, non-accrual and classified loans and loss and recovery trends, quality of the Corporation's loan review system, concentrations of credit, and external factors. The methodology used to determine the adequacy of the Corporation's allowance for loan losses is comprehensive and meets regulatory and accounting industry standards for assessing the allowance, however it is still an estimate. Loan losses are charged against the allowance while recoveries of amounts previously charged-off are credited to the allowance. Loan loss provisions are charged against current earnings based on management's periodic evaluation and review of the factors indicated above.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at March 31, 2006, the Corporation's interest-earning assets maturing or repricing within one year totaled $61.7 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $82.6 million, providing an excess of interest-bearing liabilities over interest-earning assets of $20.9 million or a negative 7.7% of total assets. At March 31, 2006, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 74.7%.

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

As of the quarter ended March 31, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 1A.  Risk Factors
----------------------

There have been no material changes from risk factors as previously disclosed in the 2005 Form 10-K.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

(a) Not applicable.

(b) Not applicable.

Item 6.  Exhibits
-----------------

Exhibit 10     Form of Change of Control Agreement with Executive Officers
Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a) Certification of Principal Financial and Accounting Officer
Exhibit 32.1   CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2   PFO Certification Pursuant to 18 U.S.C. Section 1350

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  May 11, 2006          By:      /s/ David L. Cox
                             --------------------------------------------
                             David L. Cox
                             Chairman of the Board,
                             President and Chief Executive Officer

Date:  May 11, 2006          By:      /s/ Shelly L. Rhoades
                             --------------------------------------------
                             Treasurer
                             (Principal Financial and Accounting Officer)