Form 10-Q
period 2006-06-30
EMCLAIRE FINANCIAL CORP
filed 2006-08-10
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------

                                       or

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at August 10, 2006.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 2006 and December 31, 2005......................................1

           Consolidated Statements of Income for the three and six
           months ended June 30, 2006 and 2005......................................2

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2006 and 2005......................................3

           Consolidated Statements of Changes in Stockholders'
           Equity for the three and six months ended June 30, 2006 and 2005.........4

           Notes to Consolidated Financial Statements...............................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.........................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............19

Item 4.    Controls and Procedures.................................................19

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings.......................................................20

Item 1A.   Risk Factors............................................................20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............20

Item 3.    Defaults upon Senior Securities.........................................20

Item 4.    Submission of Matters to a Vote of Security Holders.....................20

Item 5.    Other Information.......................................................20

Item 6.    Exhibits................................................................21

Signatures ........................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
              As of June 30, 2006 (Unaudited) and December 31, 2005
              (Dollar amounts in thousands, except per share data)

                                                                            June 30,    December 31,
                                                                             2006           2005
                                                                         -------------- -------------
                                 Assets
                                 ------

Cash and due from banks                                                         $5,321        $9,399
Interest-earning deposits with banks                                               443           968
                                                                         -------------- -------------
    Cash and cash equivalents                                                    5,764        10,367
Securities available for sale, at fair value                                    51,618        56,289
Securities held to maturity; fair value of $14 and $14                              14            15
Loans receivable, net of allowance for loan losses of $1,890 and $1,869        209,943       192,526
Federal bank stocks, at cost                                                     2,104         1,773
Bank-owned life insurance                                                        4,702         4,623
Accrued interest receivable                                                      1,211         1,271
Premises and equipment, net                                                      6,727         6,123
Goodwill                                                                         1,422         1,422
Deferred tax asset                                                                 694           375
Prepaid expenses and other assets                                                  752           733
                                                                         -------------- -------------
         Total Assets                                                         $284,951      $275,517
                                                                         ============== =============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                        $45,165       $44,044
    Interest-bearing                                                           193,318       186,459
                                                                         -------------- -------------
         Total deposits                                                        238,483       230,503
  Short-term borrowed funds                                                      1,200         4,500
  Long-term borrowed funds                                                      20,000        15,000
  Accrued interest payable                                                         673           607
  Accrued expenses and other liabilities                                         1,115         1,292
                                                                         -------------- -------------
      Total Liabilities                                                        261,471       251,902
                                                                         -------------- -------------

Stockholders' Equity:
  Preferred stock, $1.00 par value, 3,000,000 shares authorized;
    none issued                                                                      -             -
  Common stock, $1.25 par value, 12,000,000 shares authorized;
    1,395,852 shares issued; 1,267,835 shares outstanding                        1,745         1,745
  Additional paid-in capital                                                    10,871        10,871
  Treasury stock, at cost; 128,017 shares                                       (2,653)       (2,653)
  Retained earnings                                                             14,181        13,678
  Accumulated other comprehensive loss                                            (664)          (26)
                                                                         -------------- -------------
      Total Stockholders' Equity                                                23,480        23,615
                                                                         -------------- -------------
         Total Liabilities and Stockholders' Equity                           $284,951      $275,517
                                                                         ============== =============


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
      For the three and six months ended June 30, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                       For the three months ended   For the six months ended
                                                               June 30,                     June 30,
                                                     ----------------------------- ---------------------------
                                                         2006           2005           2006          2005
                                                     -------------- -------------- ------------- -------------
Interest and dividend income:
  Loans receivable, including fees                          $3,344         $3,131        $6,496        $6,015
  Securities:
      Taxable                                                  367            439           750           884
      Exempt from federal income tax                           174            174           348           348
  Federal bank stocks                                           23             17            40            30
  Deposits with banks                                           23             21            41            49
                                                     -------------- -------------- ------------- -------------
    Total interest and dividend income                       3,931          3,782         7,675         7,326
                                                     -------------- -------------- ------------- -------------
Interest expense:
  Deposits                                                   1,448          1,186         2,763         2,384
  Borrowed funds                                               166            156           334           312
                                                     -------------- -------------- ------------- -------------
    Total interest expense                                   1,614          1,342         3,097         2,696
                                                     -------------- -------------- ------------- -------------
Net interest income                                          2,317          2,440         4,578         4,630
  Provision for loan losses                                     47             45            78           105
                                                     -------------- -------------- ------------- -------------

Net interest income after provision for loan losses          2,270          2,395         4,500         4,525
                                                     -------------- -------------- ------------- -------------
Noninterest income:
  Fees and service charges                                     377            366           734           621
  Commissions on financial services                            114            161           215           260
  Gains on securities                                          126             86           242           219
  Gain on the sale of loans                                      -              -             -             3
  Earnings on bank-owned life insurance (BOLI)                  41             50            91           100
  Other                                                        111             94           215           210
                                                     -------------- -------------- ------------- -------------
    Total noninterest income                                   769            757         1,497         1,413
                                                     -------------- -------------- ------------- -------------
Noninterest expense:
  Compensation and employee benefits                         1,290          1,278         2,597         2,502
  Premises and equipment                                       372            354           753           680
  Intangible amortization expense                                3             10             5            21
  Other                                                        588            688         1,113         1,214
                                                     -------------- -------------- ------------- -------------
    Total noninterest expense                                2,253          2,330         4,468         4,417
                                                     -------------- -------------- ------------- -------------

Income before provision for income taxes                       786            822         1,529         1,521
  Provision for income taxes                                   184            168           342           300
                                                     -------------- -------------- ------------- -------------
Net income                                                    $602           $654        $1,187        $1,221
                                                     ============== ============== ============= =============
   Basic earnings per share                                  $0.47          $0.52         $0.94         $0.96

  Average common shares outstanding                      1,267,835      1,267,835     1,267,835     1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2006 and 2005 (Unaudited)
                          (Dollar amounts in thousands)

                                                                      For the six months ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        2006           2005
                                                                    -------------- -------------
Operating Activities:
 Net income                                                                $1,187        $1,221
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of premises and equipment                   370           404
    Provision for loan losses                                                  78           105
    Amortization of premiums and accretion of discounts, net                   20            69
    Gain on sale of loans                                                       -            (3)
    Loans originated for sale                                                   -          (156)
    Proceeds from sales of loans held for sale                                  -           342
    Gains on sale of securities available for sale                           (242)         (219)
    Earnings on bank-owned life insurance, net                                (79)          (92)
    (Increase) decrease in accrued interest receivable                         60            (6)
    Decrease in prepaid expenses and other assets                               1            50
    Increase in accrued interest payable                                       66             -
    Increase (decrease) in accrued expenses and other liabilities            (177)          113
                                                                    -------------- -------------
  Net cash provided by operating activities                                 1,284         1,828
                                                                    -------------- -------------
Investing Activities:
 Loan originations and principal collections, net                         (17,518)       (8,043)
 Available-for-sale securities:
       Sales                                                                  413           742
       Maturities, repayments and calls                                     4,054         3,921
       Purchases                                                             (528)       (3,396)
 Held-to-maturity securities:
       Maturities, repayments and calls                                         1             1
 (Purchase) redemption of Federal bank stocks                                (331)          108
 Purchases of premises and equipment                                         (974)         (409)
                                                                    -------------- -------------
  Net cash used in investing activities                                   (14,883)       (7,076)
                                                                    -------------- -------------
Financing Activities:
 Net increase (decrease) in deposits                                        7,981           (90)
 Increase in borrowed funds                                                 1,700           500
 Dividends paid on common stock                                              (685)         (634)
                                                                    -------------- -------------
  Net cash provided by (used in) financing activities                       8,996          (224)
                                                                    -------------- -------------

Net decrease  in cash and cash equivalents                                 (4,603)       (5,472)
Cash and cash equivalents at beginning of period                           10,367        14,624
                                                                    -------------- -------------
Cash and cash equivalents at end of period                                 $5,764        $9,152
                                                                    ============== =============
Supplemental information:

 Interest paid                                                             $3,031        $2,696
 Income taxes paid                                                            390           167

Supplemental noncash disclosures:
 Transfers from loans to foreclosed real estate                                $-           $86

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
     For the three and six months ended June 30, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                          For the three months ended For the six months ended
                                                                   June 30,                  June 30,
                                                          -------------------------- ------------------------
                                                                 2006          2005        2006         2005
                                                          ------------  ------------ -----------  -----------

Balance at beginning of period                                $23,679       $23,166     $23,615      $23,616

Net income                                                        602           654       1,187        1,221

   Change in net unrealized gains (losses) on available
    for sale securities, net of taxes                            (376)          437        (477)        (176)
   Less reclassification adjustment for gains included
    in net income, net of taxes                                   (83)          (57)       (160)        (145)
                                                          ------------  ------------ -----------  -----------
   Other comprehensive income (loss)                             (459)          380        (637)        (321)
                                                          ------------  ------------ -----------  -----------
Total comprehensive income                                        143         1,034         550          900

Dividends declared                                               (342)         (318)       (685)        (634)
                                                          ---------------------------------------------------
Balance at end of period                                      $23,480       $23,882     $23,480      $23,882
                                                          ============  ============ ===========  ===========
Common cash dividend per share                                  $0.27         $0.25       $0.54        $0.50
                                                          ============  ============ ===========  ===========

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

3.   Employee Benefit Plans.

     Defined Contribution Plan.
     --------------------------

     The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended June 30, 2006 and 2005 amounted to $21,000 and $19,000, respectively. Matching contributions for the six months ended June 30, 2006 and 2005 amounted to $42,000 and $37,000, respectively.

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

     The components of the periodic pension cost are as follows:

-----------------------------------------------------------------------------------------------------------
                                        For the three months ended  For the six months ended    Year ended
                                                 June 30,                   June 30,           December 31,
                                        --------------------------  -------------------------  ------------
(Dollar amounts in thousands)                  2006          2005          2006         2005          2005
----------------------------------------------------  ------------  ------------  -----------  ------------
Service cost                                    $52           $42          $104          $84          $188
Interest cost                                    58            51           116          102           214
Expected return on plan assets                  (66)          (61)         (132)        (122)         (246)
Transition asset                                 (2)           (2)           (4)          (4)           (8)
Prior service costs                              (8)           (8)          (16)         (16)           19
Recognized net actuarial (gain) loss             15             9            24           18             -
                                        ------------  ------------  ------------  -----------  ------------
Net periodic pension cost                       $49           $31           $92          $62          $167
                                        ============  ============  ============  ===========  ============
-----------------------------------------------------------------------------------------------------------

     The expected rate of return on plan assets is 8.50% for the periods ended June 30, 2006 and 2005. The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $135,000 to its pension plan in 2006. The Corporation presently expects to contribute $202,000 to fund its pension plan in 2006.

4.   Securities.

     The Corporation's securities as of the respective dates are summarized as follows:

--------------------------------------------------------------------------------------------------------
                                                       Amortized   Unrealized   Unrealized      Fair
(Dollar amounts in thousands)                            cost        gains        losses       value
--------------------------------------------------------------------------------------------------------
Available for sale:
-------------------
   June 30, 2006:
      U.S. Government agencies and related entities      $32,352           $-      $(1,098)     $31,254
      Mortgage-backed securities                           2,734            -         (176)       2,558
      Municipal securities                                14,686          346           (3)      15,029
      Corporate securities                                   500            -            -          500
      Equity securities                                    2,352          173         (248)       2,277
                                                     ------------ ------------ ------------ ------------
                                                         $52,624         $519      $(1,525)     $51,618
                                                     ============ ============ ============ ============
   December 31, 2005:
      U.S. Government agencies and related entities      $34,353           $-        $(818)     $33,535
      Mortgage-backed securities                           3,046            -         (124)       2,922
      Municipal securities                                14,685          664            -       15,349
      Corporate securities                                 2,249            4           (4)       2,249
      Equity securities                                    1,995          383         (144)       2,234
                                                     ------------ ------------ ------------ ------------
                                                         $56,328       $1,051      $(1,090)     $56,289
                                                     ============ ============ ============ ============
Held to maturity:
-----------------
   June 30, 2006:
      Mortgage-backed securities                             $14           $-           $-          $14
                                                     ------------ ------------ ------------ ------------
                                                             $14           $-           $-          $14
                                                     ============ ============ ============ ============
   December 31, 2005:
      Mortgage-backed securities                             $15           $-          $(1)         $14
                                                     ------------ ------------ ------------ ------------
                                                             $15           $-          $(1)         $14
                                                     ============ ============ ============ ============
--------------------------------------------------------------------------------------------------------

5.   Loans Receivable.

     The Corporation's loans receivable as of the respective dates are summarized as follows:

        ----------------------------------------------------------------------
                                                     June 30,    December 31,
        (Dollar amounts in thousands)                  2006          2005
        ----------------------------------------------------------------------
        Mortgage loans on real estate:
         Residential first mortgages                    $68,588       $66,011
         Home equity loans and lines of credit           43,825        39,933
         Commercial real estate                          57,818        52,990
                                                   ------------- -------------
                                                        170,231       158,934
        Other loans:
         Commercial business                             33,606        27,732
         Consumer                                         7,996         7,729
                                                   ------------- -------------
                                                         41,602        35,461
                                                   ------------- -------------
        Total loans, gross                              211,833       194,395

        Less allowance for loan losses                    1,890         1,869
                                                   ------------- -------------
        Total loans, net                               $209,943      $192,526
                                                   ============= =============
        ----------------------------------------------------------------------

6.   Deposits.

     The Corporation's deposits as of the respective dates are summarized as follows:

    --------------------------------------------------------------------------
    (Dollar amounts in thousands)
    --------------------------------------------------------------------------
             Type of accounts            Amount      %      Amount       %
    ------------------------------------------------------ -------------------

    Noninterest-bearing deposits         $45,165     19.0%  $44,044      19.1%
    Interest-bearing demand deposits      73,527     30.8%   74,067      32.1%
    Time deposits                        119,791     50.2%  112,392      48.8%
                                        --------- -------- --------- ---------
                                        $238,483    100.0% $230,503     100.0%
                                        ========= ======== ========= =========
    --------------------------------------------------------------------------

7.   Guarantees.

     The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at June 30, 2006, $258,000 automatically renews within the next twelve months and $76,000 will expire within the next twelve months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation is evaluating the impact of this new pronouncement on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and six month periods ended June 30, 2006 and should be read in conjunction with the Corporation's Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 8 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $9.4 million or 3.4% to $285.0 million at June 30, 2006 from $275.5 million at December 31, 2005. This increase was primarily due to increases in loans receivable, federal bank stocks and premises and equipment of $17.4 million, $331,000 and $604,000, respectively. Partially offsetting this increase were decreases in cash and cash equivalents and securities of $4.6 million and $4.7 million, respectively.

Loans receivable increased $17.4 million or 9.1% to $209.9 million at June 30, 2006 from $192.5 million at December 31, 2005. Loan production gained momentum during the first six months of 2006 as home equity loans increased $3.9 million or 9.8% as a result of a home equity advertising campaign set forth in April. Also contributing to this increase was an increase in commercial loans of $10.7 million or 13.3% due to the continued focus by management on commercial lending.

Federal bank stocks increased $331,000 or 18.7% to $2.1 million at June 30, 2006 from $1.8 million at December 31, 2005 due to an increase in Federal Home Loan Bank capital stock requirements resulting from borrowing an additional $5.0 million term advance.

Premises and equipment increased $604,000 or 9.9% to $6.7 million at June 30, 2006 from $6.1 million at December 31, 2005. This increase was primarily due to constructing a new drive-thru facility in Brookville and beginning construction of a new branch facility proposed to open in October 2006.

Cash and cash equivalents decreased $4.6 million or 44.4% to $5.8 million at June 30, 2006 from $10.4 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to funding loan originations.

Securities decreased $4.7 million or 8.3% to $51.6 million at June 30, 2006 from $56.3 million at December 31, 2005 as a result of security maturities, sales and repayments of $4.5 million and an increase in unrealized losses on available for sale securities of $967,000. The decrease in securities was primarily due to funding loan originations.

Long-term borrowed funds, consisting of Federal Home Loan Bank term advances, increased $5.0 million or 33.3% to $20.0 million at June 30, 2006 from $15.0 million at December 31, 2005. During June 2006, the Corporation entered into an agreement with the Federal Home Loan Bank to borrow a $5.0 million 10 year term advance at an initial interest rate of 4.98%. The interest rate is fixed for the first two years of the term after which the rate may adjust at the option of the Federal Home Loan Bank to the then three month LIBOR rate plus 24 basis points. If the advance converts to an adjustable rate borrowing, the Corporation has the opportunity to repay the advance without penalty at the conversion date.

Short-term borrowed funds, consisting of overnight Federal Home Loan Bank borrowings, decreased $3.3 million or 73.3% to $1.2 million at June 30, 2006 from $4.5 million at December 31, 2005. The repayment of these overnight borrowings was funded by an additional term advance, maturities of securities and growth in deposits.

Deposits increased $8.0 million or 3.5% to $238.5 million at June 30, 2006 from $230.5 million at December 31, 2005 primarily as a result of an increase in time deposits due to marketing campaigns set forth in the first six months of 2006.

Stockholders' equity decreased $135,000 to $23.5 million at June 30, 2006 from $23.6 million at December 31, 2005. This decrease was the result of net income of $1.2 million offset by dividends declared of $685,000 and an increase in accumulated other comprehensive loss of $637,000, net of taxes. The increase in accumulated other comprehensive loss was the result of a decrease in the market value of available for sale securities.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2006 and 2005

General. Net income decreased $52,000 or 8.0% to $602,000 for the three months ended June 30, 2006 from $654,000 for the same period in 2005. This decrease was a result of decreases in net interest income of $123,000 and increases in the provision for loan losses and the provision for income taxes of $2,000 and $16,000, respectively, offset by an increase in noninterest income of $12,000 and a decrease in noninterest expense of $77,000.

Net interest income. Net interest income on a tax equivalent basis decreased $115,000 or 4.5% to $2.4 million for the three months ended June 30, 2006 from $2.5 million for the same period in 2005. This net increase can be attributed to an increase in interest income of $157,000 offset by an increase in interest expense of $272,000.

Interest income. Interest income on a tax equivalent basis increased $157,000 or 4.0% to $4.0 million for the three months ended June 30, 2006, compared to $3.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans, interest-earning deposits with banks and federal bank stocks of $215,000, $2,000 and $6,000, respectively, offset by a decrease in interest earned on securities of $66,000.

The average balance of loans receivable increased $14.8 million or 8.0% to $201.2 million for the three months ended June 30, 2006, compared to $186.3 million for the same period in the prior year primarily due to increases in commercial mortgage loans, business loans and home equity loans as loan production increased throughout 2005 and the first six months of 2006. The increase in volume contributed an additional $249,000 in interest income. Offsetting this increase in volume was a decrease in the yield on average loans receivable of 8 basis points to 6.73% during the three months ended June 30, 2006, compared to 6.81% for the same period in the prior year. This decrease was the result of the Corporation realizing a one time recovery of interest income related to the work out of a nonperforming credit associated with an individual commercial customer during the quarter ended June 30, 2005. The decrease in the average yield resulted in a $34,000 reduction in interest income.

The average balance of interest-earning cash equivalents decreased $1.3 million or 26.1% to $3.6 million for the three months ended June 30, 2006, compared to $4.9 million for the same period in the prior year. The decrease in the average balance was primarily due to funding requirements for loan originations and resulted in a $10,000 reduction in interest income. Offsetting this decrease in volume was the increase in the yield on average interest-earning cash equivalents of 200 basis points to 5.12% during the three months ended June 30, 2006, compared to 3.12% for the same period in the prior year. The increase in yield, which was primarily due to increases in market rates, contributed an additional $18,000 to interest income.

The average balance of securities decreased $11.0 million or 17.1% to $53.2 million for the three months ended June 30, 2006, compared to $64.2 million for the same period in the prior year. The decrease in volume resulted in a $124,000 reduction in interest income. The decrease in the average balance of securities was primarily due to funding requirements for loan originations. Offsetting this decrease in volume was the increase in the yield on average securities of 39 basis points to 4.67% during the three months ended June 30, 2006, compared to 4.28% for the same period in the prior year. The increase in yield contributed an additional $58,000 to interest income.

Interest expense. Interest expense increased $272,000 or 20.3% to $1.6 million for the three months ended June 30, 2006, compared to $1.3 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $262,000 and $10,000, respectively.

Interest expense incurred on deposits increased $262,000 or 22.1% to $1.4 million for the three months ended June 30, 2006, compared to $1.2 million for the same period in the prior year. The average balance of interest-bearing deposits increased $848,000 to $192.4 million for the three months ended June 30, 2006, compared to $191.5 million for the same period in the prior year. The average rate of interest-bearing deposits increased 54 basis points to 3.02% at June 30, 2006 from 2.48% for the same period in the prior year. The increases in volume and yield resulted in additional interest expense of $5,000 and $257,000, respectively.

Interest expense incurred on borrowed funds increased $10,000 or 6.4% to $166,000 for the three months ended June 30, 2006, compared to $156,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of long-term and short-term borrowed funds of $278,000 and $1.1 million, respectively, to $15.3 million and $1.1 million, respectively, for the three months ended June 30, 2006, compared to $15.0 million and $38,000, respectively, for the same period in the prior year which resulted in an additional $14,000 in interest expense. The average rate on the average balance of borrowed funds decreased 10 basis points to 4.06% for the three months ended June 30, 2006 from 4.16% for the same period in the prior year and resulted in a reduction in interest expense of $4,000.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. The information is based on average daily balances during the periods presented.

----------------------------------------------------------------------------------------------------------------
                                                                    Three months ended June 30,
                                                  --------------------------------------------------------------
                                                                2006                           2005
                                                  ------------------------------- ------------------------------
                                                    Average               Yield /   Average              Yield /
(Dollar amounts in thousands)                       Balance     Interest   Rate     Balance    Interest   Rate
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
   Loans, taxable                                   $194,339      $3,267    6.74%  $179,271      $3,052    6.83%
   Loans, tax exempt                                   6,851         111    6.47%     7,073         111    6.29%
                                                  ----------- -----------         ---------- -----------
       Total loans receivable                        201,190       3,378    6.73%   186,344       3,163    6.81%
                                                  ----------- -----------         ---------- -----------
   Securities, taxable                                38,004         367    3.87%    48,776         439    3.61%
   Securities, tax exempt                             15,209         252    6.65%    15,403         246    6.41%
                                                  ----------- -----------         ---------- -----------
       Total securities                               53,213         619    4.67%    64,179         685    4.28%
                                                  ----------- -----------         ---------- -----------

   Interest-earning deposits with banks                1,900          23    4.86%     3,344          21    2.52%
   Federal bank stocks                                 1,707          23    5.40%     1,540          17    4.43%
                                                  ----------- -----------         ---------- -----------
       Total interest-earning cash equivalents         3,607          46    5.12%     4,884          38    3.12%
                                                  ----------- -----------         ---------- -----------
   Total interest-earning assets                     258,010       4,043    6.29%   255,407       3,886    6.10%
       Cash and due from banks                         6,889                          7,781
       Other noninterest-earning assets               13,330                         12,378
                                                  -----------                     ----------
       Total Assets                                 $278,229                       $275,566
                                                  ===========                     ==========
Interest-bearing liabilities:
-----------------------------
   Interest-bearing demand deposits                  $72,554        $175    0.97%   $80,328        $135    0.67%
   Time deposits                                     119,814       1,273    4.26%   111,192       1,051    3.79%
                                                  ----------- -----------         ---------- -----------
       Total interest-bearing deposits               192,368       1,448    3.02%   191,520       1,186    2.48%
                                                  ----------- -----------         ---------- -----------
   Borrowed funds, short-term                          1,126          15    5.34%        38           -    0.00%
   Borrowed funds, long-term                          15,278         151    3.96%    15,000         156    4.17%
                                                  ----------- -----------         ---------- -----------
       Total borrowed funds                           16,404         166    4.06%    15,038         156    4.16%
                                                  ----------- -----------         ---------- -----------
   Total interest-bearing liabilities                208,772       1,614    3.10%   206,558       1,342    2.61%
                                                  ----------- -----------         ---------- -----------
       Noninterest-bearing demand deposits            43,779           -       -     42,292           -       -
                                                  ----------- -----------         ---------- -----------
       Funding and cost of funds                     252,551       1,614    2.56%   248,850       1,342    2.16%

       Other noninterest-bearing liabilities           2,116                          2,703
                                                  -----------                     ----------
       Total Liabilities                             254,667                        251,553
       Stockholders' Equity                           23,562                         24,013
                                                  -----------                     ----------
       Total Liabilities and Stockholders' Equity   $278,229                       $275,566
                                                  =========== -----------         ========== -----------
Net interest income                                               $2,429                         $2,544
                                                              ===========                    ===========

Interest rate spread (difference between                                    3.18%                          3.49%
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                           3.78%                          4.00%
   income as a percentage of average
   interest-earning assets)
----------------------------------------------------------------------------------------------------------------

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

  ----------------------------------------------------------------------------
                                                  Three months ended June 30,
                                                        2006 versus 2005
                                                   Increase (Decrease) due to
                                                 -----------------------------
   (Dollar amounts in thousands)                  Volume     Rate      Total
  ----------------------------------------------------------------------------
   Interest income:
      Loans                                          $249      $(34)     $215
      Securities                                     (124)       58       (66)
      Interest-earning deposits with banks            (12)       14         2
      Federal bank stocks                               2         4         6
                                                 --------- --------- ---------
      Total interest-earning assets                   115        42       157
                                                 --------- --------- ---------
   Interest expense:
      Deposits                                          5       257       262
      Borrowed funds                                   14        (4)       10
                                                 --------- --------- ---------
      Total interest-bearing liabilities               19       253       272
                                                 --------- --------- ---------
   Net interest income                                $96     $(211)    $(115)
                                                 ========= ========= =========
  ----------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended June 30, 2006 and 2005 is as follows:

------------------------------------------------------------------------------------
                                                   At or for the three months ended
                                                               June 30,
                                                   ---------------------------------
(Dollar amounts in thousands)                                 2006             2005
------------------------------------------------------------------------------------
Balance at the beginning of the period                      $1,893           $1,850
Provision for loan losses                                       47               45
Charge-offs                                                    (61)             (29)
Recoveries                                                      11                9
                                                   ---------------- ----------------
Balance at the end of the period                            $1,890           $1,875
                                                   ================ ================
Non-performing loans                                        $1,546           $1,723
Non-performing assets                                        1,632            1,811
Non-performing loans to total loans                           0.73%            0.91%
Non-performing assets to total assets                         0.57%            0.66%
Allowance for loan losses to total loans                      0.89%            0.99%
Allowance for loan losses to non-performing loans           122.25%          108.82%
------------------------------------------------------------------------------------

The provision for loan losses increased $2,000 or 4.4% to $47,000 for the three month period ended June 30, 2006 from $45,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $47,000 in the provision for loan losses during the three months ended June 30, 2006.

Noninterest income. Noninterest income increased $12,000 or 1.6% to $769,000 during the three months ended June 30, 2006, compared to $757,000 during the same period in the prior year. This increase can be attributed to increases in customer fees and service charges, gains on the sale of securities and other noninterest income of $11,000, $40,000 and $17,000, respectively. Offsetting this increase in noninterest income were decreases in commissions earned on financial services and earnings on bank-owned life insurance of $47,000 and $9,000, respectively.

Noninterest expense. Noninterest expense decreased $77,000 or 3.3% to $2.25 million during the three months ended June 30, 2006, compared to $2.33 million during the same period in the prior year. This decrease in noninterest expense can be attributed to decreases in intangible amortization and other noninterest expenses of $7,000 and $100,000, respectively. Offsetting this decrease in noninterest expense were increases in compensation and employee benefits and premises and equipment expenses of $12,000 and $18,000, respectively.

Other noninterest expense decreased $100,000 or 14.5% to $588,000 during the three months ended June 30, 2006, compared to $688,000 for the same period in the prior year. This decrease can be attributed primarily to decreases in professional fees, telephone and communication, travel and entertainment and other expenses. Partially offsetting these decreases were increases in printing and office supplies, postage, marketing and Pennsylvania shares tax expense between the two periods.

Premises and equipment expense increased $18,000 or 5.1% to $372,000 during the three months ended June 30, 2006, compared to $354,000 for the same period in the prior year. The increase was primarily due to increased occupancy costs related to our new drive-thru facility in Brookville, as well as land purchased for a new branch location.

Provision for income taxes. The provision for income taxes increased $16,000 or 9.5% to $184,000 for the three months ended June 30, 2006, compared to $168,000 for the same period in the prior year due primarily to the increase in the effective tax rate to 23.4% in 2006 from 18.8% in 2005 as a result of the expiration of tax credits generated in previous years. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

Comparison of Results for the Six Month Periods Ended June 30, 2006 and 2005

General. Net income decreased $34,000 or 2.8% to $1.19 million for the six months ended June 30, 2006 from $1.22 million for the same period in 2005. This decrease was a result of a decrease in net interest income of $52,000 and increases in noninterest expenses and the provision for income taxes of $51,000 and $42,000, respectively, offset by a decrease in the provision for loan losses of $27,000 and an increase in noninterest income of $84,000.

Net interest income. Net interest income on a tax equivalent basis decreased $37,000 or 1.0% to $4.80 million for the six months ended June 30, 2006 from $4.84 million for the same period in 2005. This net decrease can be attributed to an increase in interest income of $364,000 offset by an increase in interest expense of $401,000.

Interest income. Interest income on a tax equivalent basis increased $364,000 or 4.8% to $7.9 million for the six months ended June 30, 2006, compared to $7.5 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans and federal bank stocks of $484,000 and $10,000, respectively, offset by decreases in interest earned on securities and interest-earning deposits with banks of $122,000 and $8,000, respectively.

The average balance of loans receivable increased $12.9 million or 7.0% to $197.4 million for the six months ended June 30, 2006, compared to $184.5 million for the same period in the prior year primarily due to increases in commercial mortgage loans, business loans and home equity loans as loan production increased throughout 2005 and the first six months of 2006. The yield on average loans receivable increased 5 basis points to 6.70% during the six months ended June 30, 2006, compared to 6.65% for the same period in the prior year. The increase in the average yield was primarily due to the origination of loans with higher yields relative to portfolio loans as a result of the recent increase in interest rates. The increase in volume and yield contributed an additional $430,000 and $54,000, respectively, to interest income.

The average balance of interest-earning cash equivalents decreased $2.8 million or 44.2% to $3.5 million for the six months ended June 30, 2006, compared to $6.3 million for the same period in the prior year. The decrease in the average balance was primarily due to funding requirements for loan originations and resulted in a $40,000 reduction in interest income. Offsetting this decrease in volume was the increase in the yield on average interest-earning cash equivalents of 213 basis points to 4.67% during the six months ended June 30, 2006, compared to 2.54% for the same period in the prior year. The increase in yield, which was primarily due to increases in market rates, contributed an additional $42,000 to interest income.

The average balance of securities decreased $10.2 million or 15.7% to $54.5 million for the six months ended June 30, 2006, compared to $64.6 million for the same period in the prior year. The decrease in volume resulted in a $228,000 reduction in interest income. The decrease in the average balance of securities was primarily due to funding requirements for loan originations. Offsetting this decrease in volume was the increase in the yield on average securities of 34 basis points to 4.64% during the six months ended June 30, 2006, compared to 4.30% for the same period in the prior year. The increase in yield contributed an additional $106,000 to interest income.

Interest expense. Interest expense increased $401,000 or 14.9% to $3.1 million for the six months ended June 30, 2006, compared to $2.7 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $379,000 and $22,000, respectively.

Interest expense incurred on deposits increased $379,000 or 15.9% to $2.8 million for the six months ended June 30, 2006, compared to $2.4 million for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average rate of interest-bearing deposits of 42 basis points to 2.93% at June 30, 2006 from 2.51% for the same period in the prior year. This increase in yield resulted in an additional $399,000 of interest expense between the six month period ended June 30, 2006 and 2005. Offsetting the increase in yield was the decrease in the average balance of interest-bearing deposits of $1.6 million or 1.0% to $190.3 million at June 30, 2006, compared to $191.9 million for the same period in the prior year resulting in a $20,000 reduction in interest expense. The decrease in interest-bearing deposits can be attributed to the movement of customer deposits into mutual funds as well as investing in the stock market as they attempt to obtain higher yields on their monies.

Interest expense incurred on borrowed funds increased $22,000 or 7.1% to $334,000 for the six months ended June 30, 2006, compared to $312,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $1.2 million or 7.7% to $16.2 million for the six months ended June 30, 2006, compared to $15.0 million for the same period in the prior year which resulted in an additional $24,000 in interest expense. The average rate on the average balance of borrowed funds decreased 2 basis points to 4.17% for the six months ended June 30, 2006 from 4.19% for the same period in the prior year and resulted in a reduction in interest expense of $2,000.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan costs. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. The information is based on average daily balances during the periods presented.

----------------------------------------------------------------------------------------------------------
                                                                  Six months ended June 30,
                                                   -------------------------------------------------------
                                                              2006                        2005
                                                   --------------------------- ---------------------------
                                                    Average            Yield /  Average            Yield /
(Dollar amounts in thousands)                       Balance   Interest  Rate    Balance   Interest  Rate
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
   Loans, taxable                                  $190,559    $6,344    6.71% $177,325    $5,857    6.66%
   Loans, tax exempt                                  6,854       220    6.46%    7,153       223    6.29%
                                                   --------- --------- ------- --------- --------- -------
       Total loans receivable                       197,413     6,564    6.70%  184,478     6,080    6.65%
                                                   --------- --------- ------- --------- --------- -------
   Securities, taxable                               39,161       750    3.86%   49,158       884    3.63%
   Securities, tax exempt                            15,296       504    6.65%   15,465       492    6.42%
                                                   --------- --------- ------- --------- --------- -------
       Total securities                              54,457     1,254    4.64%   64,623     1,376    4.30%
                                                   --------- --------- ------- --------- --------- -------
   Interest-earning deposits with banks               1,828        41    4.52%    4,705        49    2.10%
   Federal bank stocks                                1,671        40    4.83%    1,571        30    3.85%
                                                   --------- --------- ------- --------- --------- -------
       Total interest-earning cash equivalents        3,499        81    4.67%    6,276        79    2.54%
                                                   --------- --------- ------- --------- --------- -------
   Total interest-earning assets                    255,369     7,899    6.24%  255,377     7,535    5.95%
       Cash and due from banks                        6,997                       7,663
       Other noninterest-earning assets              13,073                      12,190
                                                   ---------                   ---------
       Total assets                                $275,439                    $275,230
                                                   =========                   =========
Interest-bearing liabilities:
-----------------------------
   Interest-bearing demand deposits                 $72,974      $321    0.89%  $80,601      $281    0.70%
   Time deposits                                    117,300     2,442    4.20%  111,283     2,103    3.81%
                                                   --------- --------- ------- --------- --------- -------
       Total interest-bearing deposits              190,274     2,763    2.93%  191,884     2,384    2.51%
                                                   --------- --------- ------- --------- --------- -------
   Borrowed funds, long-term                         15,138       310    4.13%   15,000       312    4.19%
   Borrowed funds, short-term                         1,033        24    4.69%       19         -    0.00%
                                                   --------- --------- ------- --------- --------- -------
       Total borrowed funds                          16,171       334    4.17%   15,019       312    4.19%
                                                   --------- --------- ------- --------- --------- -------
   Total interest-bearing liabilities               206,445     3,097    3.03%  206,903     2,696    2.63%
       Noninterest-bearing demand deposits           43,050         -       -    41,737         -       -
                                                   --------- --------- ------- --------- --------- -------
      Funding and cost of funds                     249,495     3,097    2.50%  248,640     2,696    2.19%
       Other noninterest-bearing liabilities          2,357                       2,538
                                                   ---------                   ---------
       Total liabilities                            251,852                     251,178
       Stockholders' equity                          23,587                      24,052
                                                   ---------                   ---------
       Total liabilities and stockholders' equity  $275,439                    $275,230
                                                   ========= ---------         ========= ---------
Net interest income                                            $4,802                      $4,839
                                                             =========                   =========
Interest rate spread (difference between                                 3.21%                       3.32%
   weighted average rate on interest-earning                           =======                     =======
   assets and interest-bearing liabilities)


Net interest margin (net interest                                        3.79%                       3.82%
   income as a percentage of average                                   =======                     =======
   interest-earning assets)
----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                  Six months ended June 30,
                                                      2006 versus 2005
                                                 Increase (Decrease) due to
                                            ------------------------------------
 (Dollar amounts in thousands)                 Volume        Rate        Total
                                           -------------------------------------
 Interest income:
    Loans                                          $430          $54       $484
    Securities                                     (228)         106       (122)
    Interest-earning deposits with banks            (42)          34         (8)
    Federal bank stocks                               2            8         10
                                            ------------  -----------  ---------
    Total interest-earning assets                   162          202        364
                                            ------------  -----------  ---------
 Interest expense:
    Deposits                                        (20)         399        379
    Borrowed funds                                   24           (2)        22
                                            ------------  -----------  ---------
    Total interest-bearing liabilities                4          397        401
                                            ------------  -----------  ---------
 Net interest income                               $158        $(195)      $(37)
                                            ============  ===========  =========
--------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the six months ended June 30, 2006 and 2005 is as follows:

---------------------------------------------------------------------------------------------------
                                                                                      At or for the
                                                      At or for the six months ended   year ended
                                                                 June 30,              December 31,
                                                    --------------------------------- -------------
(Dollar amounts in thousands)                               2006            2005          2005
---------------------------------------------------------------------------------------------------
Balance at the beginning of the period                        $1,869          $1,810         1,810
Provision for loan losses                                         78             105           205
Charge-offs                                                      (74)            (67)         (197)
Recoveries                                                        17              27            51
                                                    ----------------- --------------- -------------
Balance at the end of the period                              $1,890          $1,875        $1,869
                                                    ================= =============== =============

Non-performing loans                                          $1,546          $1,723         1,452
Non-performing assets                                          1,632           1,811         1,558
Non-performing loans to total loans                             0.73%           0.91%         0.75%
Non-performing assets to total assets                           0.57%           0.66%         0.57%
Allowance for loan losses to total loans                        0.89%           0.99%         0.96%
Allowance for loan losses to non-performing loans             122.25%         108.82%       128.72%
---------------------------------------------------------------------------------------------------

The provision for loan losses decreased $27,000 or 25.7% to $78,000 for the six month period ended June 30, 2006 from $105,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including economic trends, regulatory considerations and other factors contributed to the recognition of $78,000 in the provision for loan losses during the six months ended June 30, 2006.

Noninterest income. Noninterest income increased $84,000 or 5.9% to $1.5 million during the six months ended June 30, 2006, compared to $1.4 million during the same period in the prior year. This increase can be attributed to increases in customer fees and service charges, gains on the sale of securities and other noninterest income of $113,000, $23,000 and $5,000, respectively. Offsetting this increase in noninterest income were decreases in commissions earned on financial services, gains on the sale of loans and earnings on bank-owned life insurance of $45,000, $3,000 and $9,000, respectively.

The increase in customer fees and service charges of $113,000 or 18.2% was primarily a result of the new overdraft privilege program, which was implemented in April 2005.

Noninterest expense. Noninterest expense increased $51,000 or 1.2% to $4.5 million during the six months ended June 30, 2006, compared to $4.4 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits and premises and equipment of $95,000 and $73,000, respectively. Offsetting this increase in noninterest expense were decreases in intangible amortization and other noninterest expenses of $16,000 and $101,000, respectively.

Compensation and employee benefits expense increased $95,000 or 3.8% to $2.6 million during the six months ended June 30, 2006, compared to $2.5 million for the same period in the prior year. Normal annual salary and wage adjustments, the increase in full-time equivalents, increased employee retirement costs, additional wages paid to temporary employees, higher director's fees and commissions paid to a financial services representative were the major components of this increase.

Premises and equipment expense increased $73,000 or 10.7% to $753,000 during the six months ended June 30, 2006, compared to $680,000 for the same period in the prior year. The increase was primarily due to increased occupancy costs related to our new drive-thru facility in Brookville, as well as land purchased for a new branch location.

Other noninterest expense decreased $101,000 or 8.3% to $1.1 million during the six months ended June 30, 2006, compared to $1.2 million for the same period in the prior year. This decrease can be attributed primarily to decreases in professional fees, telephone and communication expenses, Pennsylvania shares tax expense and travel and entertainment expenses. Partially offsetting these decreases were increases in printing and office supplies, postage and marketing expenses between the two periods.

Provision for income taxes. The provision for income taxes increased $42,000 or 14.0% to $342,000 for the six months ended June 30, 2006, compared to $300,000 for the same period in the prior year due to an increase in the Corporation's pre-tax earnings base between the first six months of 2006 and 2005. Also contributing to the increase was the increase in the effective tax rate to 22.4% in 2006 from 18.8% in 2005 due to the expiration of tax credits generated in previous years. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2006, the Corporation used its sources of funds primarily to fund loan originations and for the repayment of short-term borrowed funds. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $26.5 million, and standby letters of credit totaling $447,000.

At June 30, 2006, time deposits amounted to $119.8 million or 50.2% of the Corporation's total consolidated deposits, including approximately $47.0 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2006, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $110.6 million.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at June 30, 2006, the Corporation's interest-earning assets maturing or repricing within one year totaled $64.4 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $86.9 million, providing an excess of interest-bearing liabilities over interest-earning assets of $22.5 million or a negative 8.0% of total assets. At June 30, 2006, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 74.1%.

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

There has been no change made in the Corporation's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

As of the quarter ended June 30, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of the Corporation was held May 17, 2006. Of 1,267,835 common shares eligible to vote, 1,057,890 or 83.3% were voted in person or by proxy.

(b) The following Class B directors were elected for a three year term expiring in 2008:

     Name                             Shares For              Shares Withheld
     ----                             ----------              ---------------
     Ronald L. Ashbaugh               1,047,830                    10,060
     George W. Freeman                1,047,516                    10,374
     Brian C. McCarrier               1,023,217                    34,673

     In addition to the above listed individuals, the following persons continue to serve as directors: James M. Crooks, Robert L. Hunter, John B. Mason, J. Michael King, Mark A. Freemer and David L. Cox.

(c) The recommendation of the Board of Directors to ratify the appointment of Beard Miller Company LLP as the Corporation's independent auditors, as described in the proxy statement for the annual meeting was approved with 1,056,327 shares in favor, 323 shares against and 1,240 shares abstained.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  August 10, 2006           By:      /s/ David L. Cox
                                 --------------------------------------------
                                 David L. Cox
                                 Chairman of the Board,
                                 President and Chief Executive Officer

Date:  August 10, 2006           By:      /s/ William C. Marsh
                                 --------------------------------------------
                                 William C. Marsh
                                 Chief Financial Officer