Form 10-Q
period 2006-09-30
EMCLAIRE FINANCIAL CORP
filed 2006-11-13
CIK 858800

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

                For the quarterly period ended September 30, 2006
                                               ------------------
                                       or

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _____________

                        Commission File Number: 000-18464
                                                ---------

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                            25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


612 Main Street, Emlenton, Pennsylvania                          16373
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

     Large accelerated filer []  Accelerated filer []  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at November 13, 2006.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2006 and December 31, 2005..................................................................1

              Consolidated Statements of Income for the three and nine
              months ended September 30, 2006 and 2005..................................................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005..................................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three and nine months ended September 30, 2006 and 2005....................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................21

Item 4.       Controls and Procedures..................................................................................21

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings........................................................................................22

Item 1A.      Risk Factors.............................................................................................22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............................................22

Item 3.       Defaults upon Senior Securities..........................................................................22

Item 4.       Submission of Matters to a Vote of Security Holders......................................................22

Item 5.       Other Information........................................................................................22

Item 6.       Exhibits.................................................................................................22

Signatures    .........................................................................................................23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2006 (Unaudited) and December 31, 2005
              (Dollar amounts in thousands, except per share data)

                                                                       September 30,     December 31,
                                                                          2006               2005
                                                                    -----------------   ----------------

                              Assets
                              ------

Cash and due from banks                                                      $ 7,020            $ 9,399
Interest-earning deposits with banks                                             472                968
                                                                    -----------------   ----------------
     Cash and cash equivalents                                                 7,492             10,367
Securities available for sale, at fair value                                  52,582             56,289
Securities held to maturity; fair value of $0 and $14                              -                 15
Loans held for sale                                                            2,400                  -
Loans receivable, net of allowance for loan losses of $1,985 and $1,869      214,961            192,526
Federal bank stocks, at cost                                                   2,335              1,773
Bank-owned life insurance                                                      4,748              4,623
Accrued interest receivable                                                    1,472              1,271
Premises and equipment, net                                                    6,962              6,123
Goodwill                                                                       1,422              1,422
Deferred tax asset                                                               451                375
Prepaid expenses and other assets                                                660                733
                                                                    -----------------   ----------------
         Total Assets                                                      $ 295,485          $ 275,517
                                                                    =================   ================

               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                                                    $ 43,223           $ 44,044
     Interest-bearing                                                        195,821            186,459
                                                                    -----------------   ----------------
         Total deposits                                                      239,044            230,503
   Short-term borrowed funds                                                     500              4,500
   Long-term borrowed funds                                                   30,000             15,000
   Accrued interest payable                                                      747                607
   Accrued expenses and other liabilities                                        923              1,292
                                                                    -----------------   ----------------

       Total Liabilities                                                     271,214            251,902
                                                                    -----------------   ----------------

Stockholders' Equity:
   Preferred stock, $1.00 par value, 3,000,000 shares authorized;
     none issued                                                                   -                  -
   Common stock, $1.25 par value, 12,000,000 shares authorized;
     1,395,852 shares issued; 1,267,835 shares outstanding                     1,745              1,745
   Additional paid-in capital                                                 10,871             10,871
   Treasury stock, at cost; 128,017 shares                                    (2,653)            (2,653)
   Retained earnings                                                          14,532             13,678
   Accumulated other comprehensive loss                                         (224)               (26)
                                                                    -----------------   ----------------
       Total Stockholders' Equity                                             24,271             23,615
                                                                    -----------------   ----------------
         Total Liabilities and Stockholders' Equity                        $ 295,485          $ 275,517
                                                                    =================   ================

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
   For the three and nine months ended September 30, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                         For the three months ended      For the nine months ended
                                                              September 30,                    September 30,
                                                      -------------------------------  ------------------------------
                                                          2006             2005            2006            2005
                                                      --------------  ---------------  --------------  --------------

Interest and dividend income:
    Loans receivable, including fees                        $ 3,670          $ 3,104        $ 10,166         $ 9,119
    Securities:
        Taxable                                                 352              417           1,103           1,301
        Exempt from federal income tax                          176              175             523             523
    Federal bank stocks                                          28               14              68              44
    Deposits with banks                                          14               23              55              72
                                                      --------------  ---------------  --------------  --------------
      Total interest and dividend income                      4,240            3,733          11,915          11,059
                                                      --------------  ---------------  --------------  --------------
Interest expense:
    Deposits                                                  1,530            1,236           4,293           3,620
    Borrowed funds                                              324              169             658             481
                                                      --------------  ---------------  --------------  --------------
      Total interest expense                                  1,854            1,405           4,951           4,101
                                                      --------------  ---------------  --------------  --------------
Net interest income                                           2,386            2,328           6,964           6,958
    Provision for loan losses                                    90               40             168             145
                                                      --------------  ---------------  --------------  --------------
Net interest income after provision for loan losses           2,296            2,288           6,796           6,813
                                                      --------------  ---------------  --------------  --------------

Noninterest income:
    Fees and service charges                                    387              403           1,122           1,024
    Commissions on financial services                           101               88             316             348
    Gains on securities                                         134              290             376             510
    Gain on the sale of loans                                     9                2               9               5
    Earnings on bank-owned life insurance (BOLI)                 53               44             144             144
    Other                                                       109               93             324             302
                                                      --------------  ---------------  --------------  --------------
      Total noninterest income                                  793              920           2,291           2,333
                                                      --------------  ---------------  --------------  --------------
Noninterest expense:
    Compensation and employee benefits                        1,391            1,298           3,988           3,800
    Premises and equipment                                      387              401           1,140           1,082
    Intangible amortization expense                               2                8               7              29
    Other                                                       485              679           1,598           1,893
                                                      --------------  ---------------  --------------  --------------
      Total noninterest expense                               2,265            2,386           6,733           6,804
                                                      --------------  ---------------  --------------  --------------

Income before provision for income taxes                        824              822           2,354           2,342
    Provision for income taxes                                  132              159             474             458
                                                      --------------  ---------------  --------------  --------------

Net income                                                    $ 692            $ 663         $ 1,880         $ 1,884
                                                      ==============  ===============  ==============  ==============
     Basic earnings per share                                $ 0.55           $ 0.52          $ 1.48          $ 1.49

    Average common shares outstanding                     1,267,835        1,267,835       1,267,835       1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2006 and 2005 (Unaudited)
                          (Dollar amounts in thousands)


                                                               For the nine months ended
                                                                     September 30,
                                                              -----------------------------
                                                                  2006            2005
                                                              -------------   -------------

Operating Activities:
   Net income                                                      $ 1,880         $ 1,884
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization of premises and equipment         557             658
       Provision for loan losses                                       168             145
       Amortization of premiums and accretion of discounts, net         27              88
       Gain on sale of loans                                            (9)             (5)
       Gains on sale of securities available for sale                 (376)           (510)
       Earnings on bank-owned life insurance, net                     (125)           (132)
       Increase in accrued interest receivable                        (201)           (112)
       Decrease in prepaid expenses and other assets                   119             144
       Increase (decrease) in accrued interest payable                 140              (9)
       Decrease in accrued expenses and other liabilities             (369)           (128)
                                                              -------------   -------------
     Net cash provided by operating activities                       1,811           2,023
                                                              -------------   -------------

Investing Activities:
   Loan originations and principal collections, net                (26,049)        (10,110)
   Proceeds from the sale of loans held for sale                     1,016             541
   Available-for-sale securities:
         Sales                                                         814           1,232
         Maturities, repayments and calls                            4,714           5,663
         Purchases                                                  (1,753)         (4,458)
   Held-to-maturity securities:
         Maturities, repayments and calls                               15               1
   Purchase of Federal bank stocks                                    (562)           (151)
   Purchase of premises and equipment                               (1,396)           (870)
                                                              -------------   -------------
     Net cash used in investing activities                         (23,201)         (8,152)
                                                              -------------   -------------

Financing Activities:
   Net increase (decrease) in deposits                               8,542          (4,186)
   Increase in borrowed funds                                       11,000           5,000
   Dividends paid on common stock                                   (1,027)           (950)
                                                              -------------   -------------
     Net cash provided by (used in) financing activities            18,515            (136)
                                                              -------------   -------------

Net decrease in cash and cash equivalents                           (2,875)         (6,265)
Cash and cash equivalents at beginning of period                    10,367          14,624
                                                              -------------   -------------
Cash and cash equivalents at end of period                         $ 7,492         $ 8,359
                                                              =============   =============

Supplemental information:

   Interest paid                                                   $ 4,811         $ 4,110
   Income taxes paid                                                   501             349

Supplemental noncash disclosures:
   Transfers from loans to foreclosed real estate                     $ 20            $ 89
   Transfer of loans receivable to loans held for sale               3,407             150


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
  For the three and nine months ended September 30, 2006 and 2005 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                               For the three months ended            For the nine months ended
                                                                     September 30,                         September 30,
                                                           -----------------------------------     -------------------------------
                                                                2006                2005               2006              2005
                                                           ---------------     ---------------     -------------     -------------

Balance at beginning of period                                    $ 23,480           $ 23,882          $ 23,615          $ 23,616

Net income                                                             692                663             1,880             1,884

     Change in net unrealized gains (losses) on available
      for sale securities, net of taxes                                529               (360)               51              (536)
     Less reclassification adjustment for gains included
      in net income, net of taxes                                     (88)               (191)             (248)             (337)
                                                           ---------------     ---------------     -------------     -------------
     Other comprehensive income (loss)                                 441               (551)             (197)             (873)
                                                           ---------------     ---------------     -------------     -------------

Total comprehensive income                                           1,133                112             1,683             1,011

Dividends declared                                                    (342)              (317)           (1,027)             (950)
                                                           ---------------     ---------------     -------------     -------------

Balance at end of period                                          $ 24,271           $ 23,677          $ 24,271          $ 23,677
                                                           ===============     ===============     =============     =============

Common cash dividend per share                                    $   0.27           $   0.25          $   0.81          $   0.75
                                                           ===============     ===============     =============     =============


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

3.       Securities.

         The Corporation's securities as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------

                                                               Amortized        Unrealized        Unrealized          Fair
(Dollar amounts in thousands)                                    cost             gains             losses            value
------------------------------------------------------------------------------------------------------------------------------

Available for sale:
-------------------
     September 30, 2006:
         U.S. Government agencies and related entities         $ 32,353            $    -          $   (671)         $ 31,682
         Mortgage-backed securities                               2,570                 -              (129)            2,441
         Municipal securities                                    14,687               629                 -            15,316
         Corporate securities                                         -                 -                 -                 -
         Equity securities                                        3,310                36              (203)            3,143
                                                           -------------     -------------     -------------     -------------
                                                               $ 52,920           $   665          $ (1,003)         $ 52,582
                                                           =============     =============     =============     =============
     December 31, 2005:
         U.S. Government agencies and related entities         $ 34,353           $     -          $   (818)         $ 33,535
         Mortgage-backed securities                               3,046                 -              (124)            2,922
         Municipal securities                                    14,685               664                 -            15,349
         Corporate securities                                     2,249                 4                (4)            2,249
         Equity securities                                        1,995               383              (144)            2,234
                                                           -------------     -------------     -------------     -------------
                                                               $ 56,328           $ 1,051          $ (1,090)         $ 56,289
                                                           =============     =============     =============     =============
Held to maturity:
-----------------
     September 30, 2006:
         Mortgage-backed securities                            $      -           $     -          $      -          $      -
                                                           -------------     -------------     -------------     -------------
                                                               $      -           $     -          $      -          $      -
                                                           =============     =============     =============     =============
     December 31, 2005:
         Mortgage-backed securities                            $     15           $     -          $     (1)         $     14
                                                           -------------     -------------     -------------     -------------
                                                               $     15           $     -          $     (1)         $     14
                                                           =============     =============     =============     =============

------------------------------------------------------------------------------------------------------------------------------

4.       Loans Receivable.

         The Corporation's loans receivable as of the respective dates are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------

                                                                               September 30,                    December 31,
(Dollar amounts in thousands)                                                       2006                           2005
-----------------------------------------------------------------------------------------------------------------------------

Mortgage loans on real estate:
 Residential first mortgages                                                  $             65,034        $             66,011
 Home equity loans and lines of credit                                                      47,395                      39,933
 Commercial real estate                                                                     61,732                      52,990
                                                                             ---------------------       ---------------------
                                                                                           174,161                     158,934
Other loans:
 Commercial business                                                                        34,964                      27,732
 Consumer                                                                                    7,821                       7,729
                                                                             ---------------------       ---------------------
                                                                                            42,785                      35,461
                                                                             ---------------------       ---------------------
Total loans, gross                                                                         216,946                     194,395
Less allowance for loan losses                                                               1,985                       1,869
                                                                             ---------------------       ---------------------
Total loans, net                                                              $            214,961        $            192,526
                                                                             =====================       =====================

-----------------------------------------------------------------------------------------------------------------------------

5.       Deposits.

         The Corporation's deposits as of the respective dates are summarized as follows:


-----------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                   Type of accounts                  Amount                %                 Amount                  %
---------------------------------------------------------------------------------     ---------------------------------------

Noninterest-bearing deposits                          $43,223              18.1%                $44,044                19.1%
Interest-bearing demand deposits                       72,732              30.4%                 74,067                32.1%
Time deposits                                         123,089              51.5%                112,392                48.8%
                                            ------------------  -----------------     ------------------   ------------------
                                                     $239,044             100.0%               $230,503               100.0%
                                            ==================  =================     ==================   ==================

-----------------------------------------------------------------------------------------------------------------------------


6.       Guarantees.

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at September 30, 2006, $76,000 automatically renews within the next twelve months, $308,000 will expire within the next twelve months and $176,000 will expire within thirteen to thirty-seven months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

7.       Employee Benefit Plans.

         Defined Contribution Plan.
         --------------------------

         The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation makes matching contributions as approved by the Board of Directors. Matching contributions for the three months ended September 30, 2006 and 2005 amounted to $21,000 and $19,000, respectively. Matching contributions for the nine months ended September 30, 2006 and 2005 amounted to $63,000 and $56,000, respectively.

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

         The components of the periodic pension cost are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                           For the three months ended                 For the nine months ended         Year ended
                                                 September 30,                            September 30,                 December 31,
                                    -------------------------------------------    ---------------------------------  --------------
(Dollar amounts in thousands)             2006                    2005                2006                  2005            2005
-------------------------------------------------------   --------------------- -------------------  ---------------- --------------

Service cost                          $             56       $              57     $           160     $         141  $        188
Interest cost                                       62                      58                 178               160           214
Expected return on plan assets                     (69)                    (62)               (201)             (184)         (246)
Transition asset                                    (2)                     (2)                 (6)               (6)           (8)
Prior service costs                                 (7)                     (8)                (23)              (24)           19
Recognized net actuarial (gain) loss                23                      18                  47                36             -
                                    -------------------   --------------------- -------------------  ---------------  --------------

Net periodic pension cost             $             63       $              61     $           155     $         123  $        167
                                    ===================   ===================== ===================  ===============  ==============

------------------------------------------------------------------------------------------------------------------------------------


         The expected rate of return on plan assets was 8.50% for the periods ended September 30, 2006 and 2005. The Corporation contributed $280,000 to its pension plan for the 2006 plan year during the quarter ended September 30, 2006.

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

         In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

8.       Effect of Recently Issued Accounting Standards (continued).

         On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

         On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently analyzing the effects of SAB 108 on the reported results of operations or financial condition.

         In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and nine month periods ended September 30, 2006 and should be read in conjunction with the Corporation's Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 8 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $20.0 million or 7.3% to $295.5 million at September 30, 2006 from $275.5 million at December 31, 2005. This increase was primarily due to increases in loans receivable, federal bank stocks and premises and equipment of $22.5 million, $562,000 and $839,000, respectively. Partially offsetting this increase were decreases in cash and cash equivalents and securities of $2.9 million and $3.7 million, respectively.

Loans receivable increased $22.5 million or 11.7% to $215.0 million at September 30, 2006 from $192.5 million at December 31, 2005. Loan production gained momentum during the first nine months of 2006 as commercial loans increased $16.0 million or 19.8% due to the continued focus by management on commercial lending. Also contributing to this increase was an increase in home equity loans of $7.5 million or 18.7% as a result of home equity advertising campaigns set forth in the first nine months of 2006.

During the quarter ended September 30, 2006, management identified $3.4 million in 30 year fixed rate conforming mortgage loans to sell to manage the Corporation's interest rate risk position. In September 2006, the Corporation sold $1.0 million of these mortgage loans.
Federal bank stocks increased $562,000 or 31.7% to $2.3 million at September 30, 2006 from $1.8 million at December 31, 2005 due to an increase in Federal Home Loan Bank capital stock requirements resulting from borrowing three additional $5.0 million term advances.

Premises and equipment increased $839,000 or 13.7% to $7.0 million at September 30, 2006 from $6.1 million at December 31, 2005. This increase was primarily due to constructing a new drive-thru facility in Brookville and a new branch facility proposed to open in November 2006.

Cash and cash equivalents decreased $2.9 million or 27.7% to $7.5 million at September 30, 2006 from $10.4 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to funding loan originations.

Securities decreased $3.7 million or 6.6% to $52.6 million at September 30, 2006 from $56.3 million at December 31, 2005 as a result of security maturities, sales and repayments of $5.5 million and an increase in unrealized losses on available for sale securities of $298,000, offset by security purchases of $1.8 million. The decrease in securities was primarily due to funding loan originations.

Long-term borrowed funds, consisting of Federal Home Loan Bank term advances, increased $15.0 million or 100.0% to $30.0 million at September 30, 2006 from $15.0 million at December 31, 2005. During June and July 2006, the Corporation entered into two separate agreements with the Federal Home Loan Bank to borrow two $5.0 million 10 year term advances at initial interest rates of 4.98% and 4.8275%, respectively. The interest rates are fixed for the first two years of the term after which the rates may adjust at the option of the Federal Home Loan Bank to the then three month LIBOR rate plus 24 basis points. During August 2006, the Corporation entered into an agreement with the Federal Home Loan Bank to borrow a $5.0 million 10 year term advance at an initial rate of 4.68%. The interest rate is fixed for the first two years of the initial term after which the rates may adjust at the option of the Federal Home Loan Bank to the then three month LIBOR rate plus 24 basis points, but only if the three month LIBOR exceeds 6.0%. If these advances convert to an adjustable rate borrowing, the Corporation has the opportunity to repay the advances without penalty at the conversion date.

Short-term borrowed funds, consisting of overnight Federal Home Loan Bank borrowings, decreased $4.0 million or 88.9% to $500,000 at September 30, 2006 from $4.5 million at December 31, 2005. The repayment of these overnight borrowings was funded by additional term advances, maturities of securities and growth in deposits.

Deposits increased $8.5 million or 3.7% to $239.0 million at September 30, 2006 from $230.5 million at December 31, 2005 as a result of an increase in time deposits due to marketing campaigns set forth in the first nine months of 2006.

Stockholders' equity increased $656,000 to $24.3 million at September 30, 2006 from $23.6 million at December 31, 2005. This increase was the result of net income of $1.9 million offset by dividends declared of $1.0 million and an increase in accumulated other comprehensive loss of $197,000, net of taxes. The increase in accumulated other comprehensive loss was the result of a decrease in the market value of available for sale securities.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2006 and 2005

General. Net income increased $29,000 or 4.4% to $692,000 for the three months ended September 30, 2006 from $663,000 for the same period in 2005. This increase was a result of an increase in net interest income of $58,000 and decreases in noninterest expense and the provision for income taxes of $121,000 and $27,000, respectively, offset by an increase in the provision for loan losses of $50,000 and a decrease in noninterest income of $127,000.

Net interest income. Net interest income on a tax equivalent basis increased $65,000 or 2.7% to $2.5 million for the three months ended September 30, 2006 from $2.4 million for the same period in 2005. This net increase can be attributed to an increase in interest income of $515,000 offset by an increase in interest expense of $450,000.

Interest income. Interest income on a tax equivalent basis increased $515,000 or 13.4% to $4.4 million for the three months ended September 30, 2006, compared to $3.8 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans and federal bank stocks of $567,000 and $14,000, respectively, offset by decreases in interest earned on securities and interest-earning deposits with banks of $57,000 and $9,000, respectively.

The average balance of loans receivable increased $26.9 million or 14.2% to $216.4 million for the three months ended September 30, 2006, compared to $189.5 million for the same period in the prior year primarily due to increases in commercial mortgage loans, business loans and home equity loans as loan production increased throughout 2005 and the first nine months of 2006. The increase in volume contributed an additional $457,000 in interest income. Also contributing to this increase in volume was an increase in the yield on average loans receivable of 22 basis points to 6.79% during the three months ended September 30, 2006, compared to 6.57% for the same period in the prior year. The increased yield on the loan portfolio was driven by increased commercial loan production. Commercial loans are typically higher priced from an interest rate perspective. The increase in the average yield contributed an additional $110,000 in interest income.

The average balance of interest-earning cash equivalents decreased $1.2 million or 27.2% to $3.3 million for the three months ended September 30, 2006, compared to $4.6 million for the same period in the prior year. The decrease in the average balance was primarily due to funding requirements for loan originations. The decrease in the average balance resulted in a $12,000 reduction in interest income. Offsetting this decrease in volume was the increase in the yield on average interest-earning cash equivalents of 180 basis points to 5.02% during the three months ended September 30, 2006, compared to 3.22% for the same period in the prior year. The increase in yield, which was primarily due to increases in market rates, contributed an additional $17,000 to interest income.

The average balance of securities decreased $10.0 million or 16.1% to $51.8 million for the three months ended September 30, 2006, compared to $61.8 million for the same period in the prior year. The decrease in volume resulted in a $113,000 reduction in interest income. The decrease in the average balance of securities was primarily due to funding requirements for loan originations. Offsetting this decrease in volume was the increase in the yield on average securities of 38 basis points to 4.65% during the three months ended September 30, 2006, compared to 4.27% for the same period in the prior year. The increase in yield contributed an additional $56,000 to interest income.

Interest expense. Interest expense increased $450,000 or 32.0% to $1.9 million for the three months ended September 30, 2006, compared to $1.4 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $294,000 and $156,000, respectively.

Interest expense incurred on deposits increased $294,000 or 23.8% to $1.5 million for the three months ended September 30, 2006, compared to $1.2 million for the same period in the prior year. The average balance of interest-bearing deposits increased $4.4 million to $193.4 million for the three months ended September 30, 2006, compared to $189.0 million for the same period in the prior year. The average rate of interest-bearing deposits increased 55 basis points to 3.14% at September 30, 2006 from 2.59% for the same period in the prior year. The increases in volume and rate resulted in additional interest expense of $29,000 and $265,000, respectively.

Interest expense incurred on borrowed funds increased $156,000 or 92.3% to $325,000 for the three months ended September 30, 2006, compared to $169,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of long-term and short-term borrowed funds of $10.6 million and $1.5 million, respectively, to $25.6 million and $2.5 million, respectively, for the three months ended September 30, 2006, compared to $15.0 million and $1.0 million, respectively, for the same period in the prior year which resulted in an additional $138,000 in interest expense. The increase in the average balance of long-term and short-term borrowed funds was primarily due to funding increased loan production. The average rate on the average balance of borrowed funds increased 40 basis points to 4.58% for the three months ended September 30, 2006 from 4.18% for the same period in the prior year and resulted in an additional $18,000 in interest expense. The increase in the average rate of borrowings was primarily due to increases in market rates.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended September 30,
                                                     ------------------------------------------------------------------------------

                                                                   2006                                    2005
                                                     --------------------------------------  --------------------------------------
                                                        Average                   Yield /       Average                   Yield /
(Dollar amounts in thousands)                           Balance      Interest      Rate         Balance      Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
    Loans, taxable                                      $ 209,615       $ 3,593      6.80%      $ 182,540       $ 3,025      6.58%
    Loans, tax exempt                                       6,797           111      6.47%          7,008           112      6.32%
                                                     ------------- -------------             ------------- -------------
        Total loans receivable                            216,412         3,704      6.79%        189,548         3,137      6.57%
                                                     ------------- -------------             ------------- -------------

    Securities, taxable                                    36,706           352      3.80%         46,262           417      3.58%
    Securities, tax exempt                                 15,118           255      6.70%         15,513           247      6.33%
                                                     ------------- -------------             ------------- -------------
        Total securities                                   51,824           607      4.65%         61,775           664      4.27%
                                                     ------------- -------------             ------------- -------------

    Interest-earning deposits with banks                    1,121            14      4.95%          2,922            23      3.12%
    Federal bank stocks                                     2,201            28      5.05%          1,639            14      3.39%
                                                     ------------- -------------             ------------- -------------
        Total interest-earning cash equivalents             3,322            42      5.02%          4,561            37      3.22%
                                                     ------------- -------------             ------------- -------------

    Total interest-earning assets                         271,558         4,353      6.36%        255,884         3,838      5.95%
        Cash and due from banks                             6,711                                   6,952
        Other noninterest-earning assets                   13,740                                  12,376
                                                     -------------                           -------------

        Total Assets                                    $ 292,009                               $ 275,212
                                                     =============                           =============

Interest-bearing liabilities:
    Interest-bearing demand deposits                    $  73,362           224      1.21%      $  78,998           153      0.77%
    Time deposits                                         120,047         1,306      4.32%        110,033         1,083      3.90%
                                                     ------------- -------------             ------------- -------------
        Total interest-bearing deposits                   193,409         1,530      3.14%        189,031         1,236      2.59%
                                                     ------------- -------------             ------------- -------------

    Borrowed funds, short-term                              2,479            34      5.44%          1,028            11      4.25%
    Borrowed funds, long-term                              25,645           291      4.50%         15,000           158      4.18%
                                                     ------------- -------------             ------------- -------------
        Total borrowed funds                               28,124           325      4.58%         16,028           169      4.18%
                                                     ------------- -------------             ------------- -------------

    Total interest-bearing liabilities                    221,533         1,855      3.32%        205,059         1,405      2.72%
                                                     ------------- -------------             ------------- -------------

        Noninterest-bearing demand deposits                44,674             -          -         43,107             -          -
                                                     ------------- -------------             ------------- -------------

        Funding and cost of funds                         266,207         1,855      2.76%        248,166         1,405      2.25%

        Other noninterest-bearing liabilities               2,105                                   2,549
                                                     -------------                           -------------

        Total Liabilities                                 268,312                                 250,715
        Stockholders' Equity                               23,697                                  24,497
                                                     -------------                           -------------

        Total Liabilities and Stockholders' Equity      $ 292,009                               $ 275,212
                                                     =============                           =============

Net interest income                                                     $ 2,498                                 $ 2,433
                                                                   =============                           =============

Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                         3.04%                                   3.23%

Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                         3.65%                                   3.77%
-----------------------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
                                                             Three months ended September 30,
                                                                   2006 versus 2005
                                                                Increase (Decrease) due to
                                               -----------------------------------------------------------
 (Dollar amounts in thousands)                         Volume                Rate                 Total
----------------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                 $ 457                 $ 110                $ 567
    Securities                                             (113)                   56                  (57)
    Interest-earning deposits with banks                    (18)                    9                   (9)
    Federal bank stocks                                       6                     8                   14
                                               -----------------    ------------------    -----------------
    Total interest-earning assets                           332                   183                  515
                                               -----------------    ------------------    -----------------

 Interest expense:
    Deposits                                                 29                   265                  294
    Borrowed funds                                          138                    18                  156
                                               -----------------    ------------------    -----------------
    Total interest-bearing liabilities                      167                   283                  450
                                               -----------------    ------------------    -----------------
 Net interest income                                      $ 165                $ (100)                $ 65
                                               =================    ==================    =================

----------------------------------------------------------------------------------------------------------


Provision for loan losses. The Corporation records provisions for loan losses to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended September 30, 2006 and 2005 is as follows:

-----------------------------------------------------------------------------------------------------
                                                                At or for the three months ended
                                                                            September 30,
                                                             ----------------------------------------
                                                             ----------------------------------------
(Dollar amounts in thousands)                                      2006                   2005
-----------------------------------------------------------------------------------------------------
Balance at the beginning of the period                                $ 1,898                $ 1,875
Provision for loan losses                                                  90                     40
Charge-offs                                                                (7)                   (32)
Recoveries                                                                  4                     10
                                                             -----------------      -----------------
Balance at the end of the period                                      $ 1,985                $ 1,893
                                                             =================      =================

Non-performing loans                                                  $ 1,653                $ 1,608
Non-performing assets                                                   1,739                  1,705
Non-performing loans to total loans                                     0.75%                  0.84%
Non-performing assets to total assets                                   0.59%                  0.62%
Allowance for loan losses to total loans                                0.90%                  0.99%
Allowance for loan losses to non-performing loans                     120.08%                117.72%
-----------------------------------------------------------------------------------------------------

The provision for loan losses increased $50,000 or 125.0% to $90,000 for the three month period ended September 30, 2006 from $40,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $90,000 in the provision for loan losses during the three months ended September 30, 2006.

Noninterest income. Noninterest income decreased $127,000 or 13.8% to $793,000 during the three months ended September 30, 2006, compared to $920,000 during the same period in the prior year. This decrease can be attributed to decreases in customer fees and service charges and gains on the sale of securities of $16,000 and $156,000, respectively. Offsetting this decrease in noninterest income were increases in commissions earned on financial services, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $13,000, $7,000, $9,000 and $16,000, respectively.

Noninterest expense. Noninterest expense decreased $121,000 or 5.1% to $2.3 million during the three months ended September 30, 2006, compared to $2.4 million during the same period in the prior year. This decrease in noninterest expense can be attributed to decreases in intangible amortization, premises and equipment and other noninterest expenses of $6,000, $14,000 and $194,000, respectively. Offsetting this decrease in noninterest expense was an increase in compensation and employee benefits of $93,000.

Other noninterest expense decreased $194,000 or 28.6% to $485,000 during the three months ended September 30, 2006, compared to $679,000 for the same period in the prior year. This decrease can be attributed primarily to decreases in telephone and communication, Pennsylvania use tax expense and other expenses. Partially offsetting these decreases were increases in MAC processing expense, printing and office supplies, postage, marketing and Pennsylvania shares tax expense between the two periods.

Provision for income taxes. The provision for income taxes decreased $27,000 or 17.0% to $132,000 for the three months ended September 30, 2006, compared to $159,000 for the same period in the prior year due primarily to the decrease in the effective tax rate to 16.0% in 2006 from 19.3% in 2005. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

Comparison of Results for the Nine Month Periods Ended September 30, 2006 and
2005

General. Net income remained stable at $1.9 million for the nine month periods ended September 30, 2006 and 2005. This was a result of an increase in net interest income of $6,000 and a decrease in noninterest expenses of $71,000, offset by an increase in the provisions for loan losses and income taxes of $23,000 and $16,000, respectively, and a decrease in noninterest income of $42,000.

Net interest income. Net interest income on a tax equivalent basis increased $28,000 to $7.30 million for the nine months ended September 30, 2006 from $7.27 million for the same period in 2005. This net increase can be attributed to an increase in interest income of $878,000 offset by an increase in interest expense of $850,000.

Interest income. Interest income on a tax equivalent basis increased $878,000 or 7.7% to $12.3 million for the nine months ended September 30, 2006, compared to $11.4 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans and federal bank stocks of $1.1 million and $24,000, respectively, offset by decreases in interest earned on securities and interest-earning deposits with banks of $180,000 and $17,000, respectively.

The average balance of loans receivable increased $17.3 million or 9.3% to $203.8 million for the nine months ended September 30, 2006, compared to $186.5 million for the same period in the prior year primarily due to increases in commercial mortgage loans, business loans and home equity loans as loan production increased throughout 2005 and the first nine months of 2006. The yield on average loans receivable increased 13 basis points to 6.74% during the nine months ended September 30, 2006, compared to 6.61% for the same period in the prior year. The increase in the average yield was primarily due to the origination of loans with higher yields relative to portfolio loans as a result of the recent increase in interest rates. The increase in volume and yield contributed an additional $869,000 and $182,000, respectively, to interest income.

The average balance of interest-earning cash equivalents decreased $1.8 million or 34.5% to $3.4 million for the nine months ended September 30, 2006, compared to $5.2 million for the same period in the prior year. The decrease in the average balance was primarily due to funding requirements for loan originations and resulted in a $54,000 reduction in interest income. Offsetting this decrease in volume was an increase in the yield on average interest-earning cash equivalents of 183 basis points to 4.79% during the nine months ended September 30, 2006, compared to 2.96% for the same period in the prior year. The increase in yield, which was primarily due to increases in market rates, contributed an additional $37,000 to interest income.

The average balance of securities decreased $10.1 million or 15.9% to $53.6 million for the nine months ended September 30, 2006, compared to $63.7 million for the same period in the prior year. The decrease in volume resulted in a $343,000 reduction in interest income. The decrease in the average balance of securities was primarily due to funding requirements for loan originations. Offsetting this decrease in volume was an increase in the yield on average securities of 36 basis points to 4.64% during the nine months ended September 30, 2006, compared to 4.28% for the same period in the prior year. The increase in yield contributed an additional $163,000 to interest income.

Interest expense. Interest expense increased $850,000 or 20.7% to $5.0 million for the nine months ended September 30, 2006, compared to $4.1 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $673,000 and $177,000, respectively.

Interest expense incurred on deposits increased $673,000 or 18.6% to $4.3 million for the nine months ended September 30, 2006, compared to $3.6 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in the average rate of interest-bearing deposits of 46 basis points to 3.00% for the nine months ended September 30, 2006 from 2.54% for the same period in the prior year. This increase in rate resulted from increases in market rates and resulted in an additional $664,000 of interest expense between the nine month period ended September 30, 2006 and 2005. Also contributing to the increase in interest expense was the increase in the average balance of interest-bearing deposits of $497,000 to $191.3 million at September 30, 2006, compared to $190.8 million for the same period in the prior year resulting in an additional $9,000 of interest expense.

Interest expense incurred on borrowed funds increased $177,000 or 36.8% to $658,000 for the nine months ended September 30, 2006, compared to $481,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $4.8 million or 31.5% to $20.2 million for the nine months ended September 30, 2006, compared to $15.4 million for the same period in the prior year which resulted in an additional $157,000 in interest expense. The increase in the average balance of long-term and short-term borrowed funds was primarily due to funding increased loan originations. The average rate on the average balance of borrowed funds increased 17 basis points to 4.36% for the nine months ended September 30, 2006 from 4.19% for the same period in the prior year and resulted in an additional $20,000 in interest expense. The increase in the average rate of borrowing was primarily due to increases in market rates.

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

---------------------------------------------------------------------------------------------------------------------------------
                                                                    Nine months ended September 30,
                                                 --------------------------------------------------------------------------------

                                                             2006                                          2005
                                                 ----------------------------------------  --------------------------------------
                                                    Average                     Yield /       Average                     Yield /
(Dollar amounts in thousands)                       Balance       Interest       Rate         Balance       Interest       Rate
---------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
    Loans, taxable                                  $ 196,972        $ 9,938       6.75%       $ 179,402       $ 8,882       6.62%
    Loans, tax exempt                                   6,835            330       6.46%           7,104           335       6.30%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
         Total loans receivable                       203,807         10,268       6.74%         186,506         9,217       6.61%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
    Securities, taxable                                38,332          1,103       3.85%          48,246         1,301       3.61%
    Securities, tax exempt                             15,235            758       6.65%          15,480           740       6.39%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
         Total securities                              53,567          1,861       4.64%          63,726         2,041       4.28%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
    Interest-earning deposits with banks                1,585             55       4.64%           3,657            72       2.63%
    Federal bank stocks                                 1,850             68       4.91%           1,584            44       3.71%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
         Total interest-earning cash equivalents        3,435            123       4.79%           5,241           116       2.96%
                                                 ------------- -------------- -----------  -------------- ------------- -----------

    Total interest-earning assets                     260,809         12,252       6.28%         255,473        11,374       5.95%
         Cash and due from banks                        6,908                                      7,466
         Other noninterest-earning assets              13,295                                     12,270
                                                 -------------                             --------------

         Total assets                               $ 281,012                                  $ 275,209
                                                 =============                             ==============

Interest-bearing liabilities:
    Interest-bearing demand deposits                $  73,103            545       1.00%       $  79,977           434       0.73%
    Time deposits                                     118,220          3,748       4.24%         110,849         3,186       3.84%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
         Total interest-bearing deposits              191,323          4,293       3.00%         190,826         3,620       2.54%
                                                 ------------- -------------- -----------  -------------- ------------- -----------

    Borrowed funds, long-term                          18,663            600       4.30%          15,000           470       4.19%
    Borrowed funds, short-term                          1,528             58       5.07%             358            11       4.11%
                                                 ------------- -------------- -----------  -------------- ------------- -----------
         Total borrowed funds                          20,191            658       4.36%          15,358           481       4.19%
                                                 ------------- -------------- -----------  -------------- ------------- -----------

    Total interest-bearing liabilities                211,514          4,951       3.13%         206,184         4,101       2.66%
         Noninterest-bearing demand deposits           43,604              -           -          42,249             -          -
                                                 ------------- -------------- -----------  -------------- ------------- -----------

      Funding and cost of funds                       255,118          4,951       2.59%         248,433         4,101       2.21%
         Other noninterest-bearing liabilities          2,271                                      2,551
                                                 -------------                             --------------

         Total liabilities                            257,389                                    250,984
         Stockholders' equity                          23,623                                     24,225
                                                 -------------                             --------------

         Total liabilities and stockholders'
          equity                                    $ 281,012                                  $ 275,209
                                                 =============                             ==============

Net interest income                                                  $ 7,301                                   $ 7,273
                                                                =============                              ============

Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                       3.15%                                     3.29%
                                                                               ==========                                ==========
Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                       3.74%                                     3.81%
                                                                               ==========                                ==========
-----------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine months ended September 30,
                                                                                         2006 versus 2005
                                                                                     Increase (Decrease) due to
                                                                       -------------------------------------------------------
 (Dollar amounts in thousands)                                           Volume                Rate                 Total
                                                              ----------------------------------------------------------------
 Interest income:
    Loans                                                                    $ 869                $ 182               $ 1,051
    Securities                                                                (343)                 163                  (180)
    Interest-earning deposits with banks                                       (54)                  37                   (17)
    Federal bank stocks                                                          8                   16                    24
                                                                       ------------         ------------         -------------
    Total interest-earning assets                                              480                  398                   878
                                                                       ------------         ------------         -------------

 Interest expense:
    Deposits                                                                     9                  664                   673
    Borrowed funds                                                             157                   20                   177
                                                                       ------------         ------------         -------------
    Total interest-bearing liabilities                                         166                  684                   850
                                                                       ------------         ------------         -------------
 Net interest income                                                         $ 314               $ (286)                 $ 28
                                                                       ============         ============         =============

------------------------------------------------------------------------------------------------------------------------------

Provision for loan losses. The Corporation records provisions for loan losses to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2006 and 2005 is as follows:

---------------------------------------------------------------------------------------

                                                     At or for the nine months ended
                                                                 September 30,
                                                    -----------------------------------
(Dollar amounts in thousands)                            2006                2005
---------------------------------------------------------------------------------------
Balance at the beginning of the period                     $ 1,869             $ 1,810
Provision for loan losses                                      168                 145
Charge-offs                                                    (74)                (99)
Recoveries                                                      22                  37
                                                    ---------------     ---------------
Balance at the end of the period                           $ 1,985             $ 1,893
                                                    ===============     ===============

Non-performing loans                                       $ 1,653             $ 1,608
Non-performing assets                                        1,739               1,705
Non-performing loans to total loans                          0.75%               0.84%
Non-performing assets to total assets                        0.59%               0.62%
Allowance for loan losses to total loans                     0.90%               0.99%
Allowance for loan losses to non-performing loans          120.08%             117.72%
---------------------------------------------------------------------------------------

The provision for loan losses increased $23,000 or 15.9% to $168,000 for the nine month period ended September 30, 2006 from $145,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $168,000 in the provision for loan losses during the nine months ended September 30, 2006.

Noninterest income. Noninterest income decreased $42,000 or 1.8% to $2.29 million during the nine months ended September 30, 2006, compared to $2.33 million during the same period in the prior year. This decrease can be attributed to decreases in commissions earned on financial services and gains on the sale of securities of $32,000 and $134,000, respectively. Offsetting this decrease in noninterest income were increases in customer fees and service charges, gains on the sale of loans and other noninterest income of $98,000, $4,000 and $22,000, respectively.

Noninterest expense. Noninterest expense decreased $71,000 or 1.0% to $6.7 million during the nine months ended September 30, 2006, compared to $6.8 million during the same period in the prior year. This decrease in noninterest expense can be attributed to decreases in intangible amortization and other noninterest expenses of $22,000 and $295,000, respectively. Offsetting this decrease in noninterest expense were increases in compensation and employee benefits and premises and equipment of $188,000 and $58,000, respectively.

Compensation and employee benefits expense increased $188,000 or 5.0% to $4.0 million during the nine months ended September 30, 2006, compared to $3.8 million for the same period in the prior year. Normal annual salary and wage adjustments, the increase in full-time equivalents, increased employee retirement costs, additional wages paid to temporary employees, higher director's fees and commissions paid to a financial services representative were the major components of this increase.

Premises and equipment expense increased $58,000 or 5.4% to $1.14 million during the nine months ended September 30, 2006, compared to $1.08 million for the same period in the prior year. The increase was primarily due to increased occupancy costs related to our new drive-thru facility in Brookville, as well as costs related to the construction of a new branch location.

Other noninterest expense decreased $295,000 or 15.6% to $1.6 million during the nine months ended September 30, 2006, compared to $1.9 million for the same period in the prior year. This decrease can be attributed primarily to decreases in professional fees, telephone and communication expenses, Pennsylvania use tax expense, travel and entertainment expenses and other noninterest expenses. Partially offsetting these decreases were increases in Pennsylvania shares tax expense, printing and office supplies, postage and marketing expenses between the two periods.

Provision for income taxes. The provision for income taxes increased $16,000 or 3.5% to $474,000 for the nine months ended September 30, 2006, compared to $458,000 for the same period in the prior year due to an increase in the Corporation's pre-tax earnings base between the first nine months of 2006 and 2005. Also contributing to the increase was the increase in the effective tax rate to 20.1% in 2006 from 19.6% in 2005 due to the expiration of tax credits generated in previous years. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2006, the Corporation used its sources of funds primarily to fund loan originations and for the repayment of short-term borrowed funds. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $22.0 million, and standby letters of credit totaling $560,000.

At September 30, 2006, time deposits amounted to $123.1 million or 51.5% of the Corporation's total consolidated deposits, including approximately $44.9 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2006, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $106.7 million.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at September 30, 2006, the Corporation's interest-earning assets maturing or repricing within one year totaled $74.7 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $80.8 million, providing an excess of interest-bearing liabilities over interest-earning assets of $6.1 million or a negative 2.1% of total assets. At September 30, 2006, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 92.5%.

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

As of the quarter ended September 30, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  November 13, 2006            By:      /s/ David L. Cox
                                    --------------------------------------------
                                    David L. Cox
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Date:  November 13, 2006            By:      /s/ William C. Marsh
                                    --------------------------------------------
                                    William C. Marsh
                                    Chief Financial Officer