Form 10-K
period 2006-12-31
EMCLAIRE FINANCIAL CORP
filed 2007-03-26
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________ to ___________

Commission File Number: 000-18464

EMCLAIRE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania		25-1606091
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

612 Main Street, Emlenton, PA		16373
(Address of principal executive office)		(Zip Code)

Registrant’s telephone number: (724) 867-2311

Securities registered pursuant to Section 12(b) of the Act:	None.	OTC Electronic Bulletin Board (OTCBB) Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.25 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒.

As of June 30, 2006, the aggregate value of the 1,267,835 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 130,582 shares held by the directors and officers of the Registrant as a group, was approximately $30.7 million. This figure is based on the last sales price of $27.00 per share of the Registrant’s Common Stock on June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2006 (Parts I, II, and IV).
2.	Portions of the Proxy Statement for the April 25, 2007 Annual Meeting of Stockholders (Part III).

EMCLAIRE FINANCIAL CORP.

PART I

Item 1. Business

General

Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and financial holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank). The Bank also provides investment advisory services through its Farmers National Financial Services division.

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank operates through a network of eleven retail branch offices in Venango, Butler, Clarion, Clearfield, Elk and Jefferson counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

The Corporation and the Bank are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law. The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation is a registered financial holding company pursuant to the Bank Holding Company Act of 1956 (BHCA), as amended.

During January 2006, the Bank submitted an application to the OCC for a new branch location in Cranberry, Pennsylvania. This office opened with OCC approval in November 2006.

At December 31, 2006, the Corporation had $300.6 million in total assets, $23.9 million in stockholders’ equity, $213.3 million in loans and $244.5 million in deposits.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Significantly all of the Bank’s loans are secured by property in the Bank’s primary market area.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located in the Bank’s primary lending area. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. These loans may be either a single advance fixed-rate loan with a term of up to 20 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank’s lending activities. Commercial business and commercial real estate loans amounted to 44.4% of the total loan portfolio at December 31, 2006. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2006, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $3.4 million. At December 31, 2006, the Bank’s largest single lending relationship had an outstanding balance of $4.5 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The Bank had one additional lending relationship exceeding the legal lending limit totaling $3.8 million at December 31, 2006. Credit granted to this borrower in excess of the legal lending limit is part of the Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. The next largest borrower had loans which totaled $3.3 million and consisted of loans secured by commercial real estate and business property in the Bank’s lending area. At December 31, 2006, all of such loans were performing in accordance with their terms.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2006		2005		2004		2003		2002
	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%

Mortgage loans on real estate:
Residential first mortgages	$64,662	30.0%	$66,011	34.0%	$69,310	38.2%	$76,396	39.7%	$82,449	48.2%
Home equity loans and lines of credit	47,330	22.0%	39,933	20.5%	31,548	17.4%	30,316	15.8%	19,136	11.2%
Commercial	61,128	28.4%	52,990	27.3%	48,539	26.8%	44,935	23.4%	34,986	20.4%

Total real estate loans	173,120	80.4%	158,934	81.8%	149,397	82.4%	151,647	78.9%	136,571	79.8%

Other loans:
Commercial business	34,588	16.0%	27,732	14.2%	23,898	13.2%	26,470	13.8%	21,913	12.8%
Consumer	7,671	3.6%	7,729	4.0%	8,090	4.4%	14,142	7.3%	12,660	7.4%

Total other loans	42,259	19.6%	35,461	18.2%	31,988	17.6%	40,612	21.1%	34,573	20.2%

Total loans receivable	215,379	100.0%	194,395	100.0%	181,385	100.0%	192,259	100.0%	171,144	100.0%
Less:
Allowance for loan losses	2,035		1,869		1,810		1,777		1,587

Net loans receivable	$213,344		$192,526		$179,575		$190,482		$169,557

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation’s portfolio as of December 31, 2006. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$373	$3,970	$10,803	$49,516	$64,662
Home equity loans and lines of credit	137	7,230	14,855	25,108	47,330
Commercial mortgages	2,938	4,107	17,509	36,574	61,128
Commercial business	2,727	10,903	5,549	15,409	34,588
Consumer	479	6,042	796	354	7,671

	$6,654	$32,252	$49,512	$126,961	$215,379

The following table sets forth the dollar amount of the Corporation’s fixed- and adjustable-rate loans with maturities greater than one year as of December 31, 2006:

(Dollar amounts in thousands)	Fixed	Adjustable
	rates	rates

Residential mortgage	$52,883	$11,405
Home equity loans and lines of credit	43,588	3,605
Commercial mortgage	23,377	34,813
Commercial business	24,402	7,459
Consumer	7,193	-

	$151,443	$57,282

Contractual maturities of loans do not reflect the actual term of the Corporation’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Corporation the right to declare a loan immediately payable in the event, among other things, that the borrower sells the real property subject to the mortgage. Scheduled principal amortization also reduces the average life of the loan portfolio. The average life of mortgage loans tends to increase when current market mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current market interest rates.

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

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Typically loans are considered non-accruing upon reaching 90 days delinquency, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Corporation may be the buyer.

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

As of December 31, 2006, the Corporation’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $1.9 million or 0.65% of the Corporation’s total assets.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as “substandard,” “doubtful,” or “loss” depending upon the existence of certain characteristics as discussed below. A category designated “special mention” must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Corporation’s classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the portion of the asset deemed uncollectible is charged off immediately.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2006, the Corporation’s classified and criticized assets amounted to $5.1 million with $3.3 million classified as substandard and $1.8 million identified as special mention.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2006	2005	2004	2003	2002

Non-performing loans	$1,841	$1,452	$840	$1,329	$1,160

Total as a percentage of gross loans	0.85%	0.75%	0.46%	0.69%	0.69%

Repossessions	-	-	2	45	-
Real estate acquired through foreclosure	98	106	69	-	3
Total as a percentage of total assets	0.03%	0.04%	0.03%	0.00%	0.00%

Total non-performing assets	$1,939	$1,558	$911	$1,374	$1,163

Total non-performing assets
as a percentage of total assets	0.65%	0.57%	0.33%	0.52%	0.49%

Allowance for loan losses as a
percentage of non-performing loans	110.54%	128.72%	215.48%	133.71%	136.81%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio. The Corporation analyzes its loan portfolio each month for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2006 of $2.0 million was adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2006	2005	2004	2003	2002

Balance at beginning of period	$1,869	$1,810	$1,777	$1,587	$1,464

Provision for loan losses	358	205	290	330	381

Charge-offs:
Mortgage loans	(154)	(46)	(165)	(25)	(36)
Commercial business loans	(18)	(60)	(36)	(26)	(186)
Consumer loans	(49)	(91)	(117)	(154)	(109)
	(221)	(197)	(318)	(205)	(331)

Recoveries:
Mortgage loans	-	-	17	-	26
Commercial business loans	19	18	19	22	20
Consumer loans	10	33	25	43	27
	29	51	61	65	73

Balance at end of period	$2,035	$1,869	$1,810	$1,777	$1,587

Ratio of net charge-offs to average loans outstanding	0.09%	0.08%	0.14%	0.08%	0.15%

Ratio of allowance to total loans at end of period	0.94%	0.96%	1.00%	0.92%	0.93%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$532	26.1%	$554	29.6%	$503	27.8%	$623	35.1%	$479	30.2%
Commercial mortgages	820	40.3%	841	45.0%	1,137	62.8%	798	44.9%	625	39.4%
Residential mortgages	239	11.7%	211	11.3%	10	0.6%	20	1.1%	21	1.3%
Home equity loans	339	16.7%	150	8.0%	39	2.2%	68	3.8%	63	4.0%
Consumer loans	83	4.1%	106	5.7%	121	6.7%	190	10.7%	119	7.5%
Unallocated	22	1.1%	7	0.4%	-	0.0%	78	4.4%	280	17.6%

	$2,035	100%	$1,869	100%	$1,810	100%	$1,777	100%	$1,587	100%

Investment Portfolio

General. The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk. However, at December 31, 2006 approximately $14.7 million was invested in longer-term callable municipal securities, as part of a strategy to moderate federal income taxes. The Bank has no investment with any one issuer in an amount greater than 10% of stockholders’ equity.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2006:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Government securities	$6,423	$18,445	$3,926	$1,954	$-	$-	$30,748
Mortgage-backed securities	-	288	942	1,109	-	-	2,339
Municipal securities	-	-	-	939	14,323	-	15,262
Equity securities	-	-	-	-	-	3,425	3,425

Estimated fair value	$6,423	$18,733	$4,868	$4,002	$14,323	$3,425	$51,774

Weighted average yield (1)	2.60%	4.06%	4.70%	4.12%	4.84%	4.39%	4.17%

(1) Weighted average yield is calculated based upon amortized cost.

For additional information regarding the Corporation’s investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in the Annual Report incorporated herein by reference.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and investing activities. Secondary sources of funds are derived from loan repayments and investment maturities. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through credit facilities available from the FHLB. In addition, the Bank can obtain advances from the FRB discount window. For a description of the Bank’s sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report incorporated herein by reference.

Deposits. The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

Deposit products are promoted in periodic newspaper and radio advertisements, along with notices provided in customer account statements. The Bank’s market strategy is based on its reputation as a community bank that provides quality products and personal customer service.

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Management reviews interest rates on deposits weekly and considers a number of factors, including (1) the Bank’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank’s liquidity position.

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in the Annual Report incorporated herein by reference.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a national association. As of December 31, 2006, the Bank had no subsidiaries.

Personnel

At December 31, 2006, the Bank had 101 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation. The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the BHCA). The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require. Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

Further, the Corporation is required by the FRB to maintain certain levels of capital. See “Capital Standards.”

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

Under FRB regulations, the Corporation is required to serve as a source of financial and managerial strength to the Corporation’s subsidiary bank and may not conduct operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.
The Corporation is also a bank holding company within the meaning of the Pennsylvania Banking Code. As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the Pennsylvania Department of Banking.

The Corporation’s securities are registered with the SEC under the Exchange Act. As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. The public may obtain all forms and information filed with the SEC through their website http://www.sec.gov.

The Bank. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the OCC. The Corporation is also subject to regulations of the FDIC as administrator of the Bank Insurance Fund (BIF) and the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Corporation’s operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank’s growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank’s deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that the Corporation’s conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

A national bank may have a financial subsidiary engaged in any activity authorized for national banks directly or certain permissible activities. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank itself. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•
the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;
•	required executive certification of financial presentations;
•	increased requirements for board audit committees and their members;
•	enhanced disclosure of controls and procedures and internal control over financial reporting;
•	enhanced controls on, and reporting of, insider trading; and
•	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have not had a material impact on the Corporation’s operations.

USA PATRIOT Act of 2001. The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,
•
To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,

•
To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and

•	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included:

•	The establishment of a customer identification program,
•	The development of internal policies, procedures, and controls,
•	The designation of a compliance officer,
•	An ongoing employee training program, and
•	An independent audit function to test the programs.

The Bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Corporation’s privacy policies have been implemented in accordance with the law.

Dividends and Other Transfers of Funds. Dividends from the Bank constitute the principal source of income to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates. The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in any affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank or its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2006, the Bank’s loans-to-one-borrower limit was $3.4 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2006, the Bank’s largest single lending relationship had an outstanding balance of $4.5 million, which consisted of a loan to a municipality and was not subject to the legal lending limit. The Bank had one additional lending relationship exceeding the legal lending limit totaling $3.8 million at December 31, 2006. Credit granted to this borrower in excess of the legal lending limit is part of the Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. The next largest borrower had loans which totaled $3.3 million and consisted of loans secured by commercial real estate and business property in the Bank’s lending area. At December 31, 2006, all of such loans were performing in accordance with their terms.

Capital Standards. The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

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

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2006, the Bank exceeded the required ratios for classification as “well/adequately capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution’s primary regulator.

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

Premiums for Deposit Insurance. Through the BIF, the FDIC insures the Bank’s customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (SAIF).

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for fourth quarter of fiscal 2006 were 1.24 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of March 22, 1999, the Bank was rated “satisfactory.”

On February 22, 2005, the federal banking agencies re-proposed amendments to the CRA regulations that would:

•	increase the definition of “small institution” from total assets of $250 million to $1 billion, without regard to any holding company; and

•	take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating.

There can be no assurances such proposal will be adopted or, if adopted, in what form.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (FACT) requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act (Check 21) facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

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

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2006, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, the Bank was in compliance with these requirements.

Forward Looking Statements

Discussions of certain matters in this Form 10-K and other related year end documents may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions of future or conditional verbs such as “will”, “should”, “would”, and “could”. These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation’s mission and vision. The Corporation’s actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the local economy, the demand for the Corporation’s products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors and those discussed under “Risk Factors” should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 1A. Risk Factors

The following discusses certain factors that may affect the Corporation’s financial condition and results of operations and should be considered in analyzing whether to make or continue an investment in our common stock.

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

Economic Conditions and Geographic Concentration. The Corporation’s operations are located in western Pennsylvania and are concentrated in Venango, Clarion and Butler Counties, Pennsylvania. Although management has diversified the Corporation’s loan portfolio into other Pennsylvania counties, and to a very limited extent into other states, the vast majority of the Corporation’s credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Corporation’s results depend largely upon economic and real estate market conditions in these areas. Deterioration in economic or real estate market conditions in the Corporation’s primary market areas could have a material adverse impact on the quality of the Corporation’s loan portfolio, the demand for its products and services, and its financial condition and results of operations.

Interest Rates. By nature, all financial institutions are impacted by changing interest rates. Among other issues, changes in interest rates may affect the following:
▪	the demand for new loans;
▪	the value of our interest-earning assets;
▪	prepayment speeds experienced on various asset classes, particularly residential mortgage loans;
▪	credit profiles of existing borrowers;
▪	rates received on loans and securities;
▪	our ability to obtain and retain deposits in connection with other available investment alternatives; and
▪	rates paid on deposits and borrowings.

As presented previously, the Corporation is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may have an adverse effect upon the Corporation’s financial condition and results of operations.

Government Regulation And Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Corporation’s financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Corporation, and a material change in these conditions could present an adverse impact on the Corporation’s financial condition and results of operations.

Competition. The financial services business in the Corporation’s market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet based financial services delivery), changes in the regulatory environment, and the enormous consolidation that has occurred among financial services providers. Many of the Corporation’s competitors are much larger in terms of total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Corporation will be able to compete effectively. The results of the Corporation may materially differ in future periods depending upon the nature or level of competition.

Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Corporation has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non-performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Corporation’s financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Corporation’s ability to predict, influence, or control.

There are increased risks involved with commercial real estate and commercial business and consumer lending activities. Our lending activities include loans secured by existing commercial real estate. Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances and the dependency on successful operation of the project for repayment. Our lending activities also include commercial business loans to small to medium business, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans and unsecured loans. Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

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

Item 1B. Unresolved staff comments

Not applicable.

Item 2. Properties

The Corporation owns no real property but utilizes the main office of the Bank. The Corporation’s and the Bank’s executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility. The following table sets forth information with respect to the Bank’s offices at December 31, 2006:

(Dollar amounts in thousands)		Owned	Lease	Net Book	Deposits
		or	Expiration	Value or	at
Location	County	Leased	Date (1)	Annual Rent	12/31/2006

Corporate and Bank Main Offices:

Headquarters and Main Office	Venango	Owned	--	$1,913	$44,998
612 Main Street, Emlenton, Pennsylvania 16373

Data Center	Venango	Owned	--	1,057	--
708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices

Bon Aire Office	Butler	Leased	May 2011	38	40,820
1101 North Main Street, Butler, Pennsylvania 16003

Brookville Office	Jefferson	Owned	--	699	21,543
263 Main Street, Brookville, Pennsylvania 15825

Clarion Office	Clarion	Owned	--	318	36,999
Sixth & Wood Street, Clarion, Pennsylvania 16214

Cranberry Office	Venango	Owned	--	1,219	3,187
7001 Route 322, PO Box 235, Cranberry, PA 16319

DuBois Office	Clearfield	Leased	June 2010	21	14,694
861 Beaver Drive, Dubois, Pennsylvania 15801

East Brady Office	Clarion	Owned	--	50	17,835
323 Kelly's Way, East Brady, Pennsylvania 16028

Eau Claire Office	Butler	Owned	--	156	14,527
207 Washington Street, Eau Claire, Pennsylvania 16030

Grove City Office (2)	Mercer	Owned	--	688	--
1319 West Main Street, Grove City, Pennsylvania 16127

Knox Office	Clarion	Leased	December 2011	27	28,985
Route 338 South, Knox, Pennsylvania 16232

Meridian Office	Butler	Leased	December 2012	26	9,707
101 Meridian Road, Butler, Pennsylvania 16003

Ridgway Office	Elk	Owned	--	161	11,198
173 Main Street, Ridgway, Pennsylvania 15853

					$244,493

(1)Lease agreements for leased offices typically include renewal options.
(2)Branch office expected to open in early 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a)
The information is contained under the section captioned “Stock and Dividend Information” in the Corporation’s Annual Report for the fiscal year ended December 31, 2006, and is incorporated herein by reference. For information with respect to equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” There were no sales of the Corporation’s unregistered securities during the period covered by this report.

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of NASDAQ Composite and SNL $250 million to $500 million Bank Index for the five year period beginning December 31, 2001 and ending December 31, 2006. Each assumes an investment of $100 on December 31, 2001 and reinvestment of dividends when paid. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Emclaire Financial Corp.	100.00	133.83	165.38	174.91	183.66	210.29
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $250M-$500M Bank Index	100.00	128.95	186.31	211.46	224.51	234.58

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. The Corporation did not repurchase any of its equity securities in the year ended December 31, 2006.

Item 6. Selected Financial Data

The required information is contained in the section captioned “Selected Consolidated Financial Data” in the Corporation’s Annual Report for the year ended December 31, 2006 and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The required information is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report for the year ended December 31, 2006 and is incorporated herein by reference.

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

One of the primary functions of the Corporation’s asset/liability management committee is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of the asset/liability committee is to manage the relationship between interest rate sensitive assets and liabilities, thereby minimizing the fluctuations in the net interest margin, which achieves consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is the result of differences in the amounts and repricing dates of the bank’s rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing “gap”, provide an indication of the extent that the Corporation’s net interest income is affected by future changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest rate-sensitive liabilities and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income. The closer to zero that gap is maintained, generally, the lesser the impact of market interest rate changes on net interest income.

Based on certain assumptions by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at December 31, 2006, the Corporation’s interest-earning assets maturing or repricing within one year totaled $78.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $92.2 million, providing an excess of interest-bearing liabilities over interest-earning assets of $13.7 million or a negative 4.6% of total assets. At December 31, 2006, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 85.1%.

For more information, see “Market Risk Management” in Exhibit 13 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 8. Financial Statements and Supplementary Data

The Corporation’s consolidated financial statements required herein are contained in the Corporation’s Annual Report for the year ended December 31, 2006 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 19, 2005, the Corporation’s Board of Directors dismissed its independent auditors, Crowe Chizek and Company LLC (Crowe Chizek) to be effective upon filing of the 2004 Form 10-K. Crowe Chizek completed its engagement as independent auditor for the Corporation’s fiscal year ended December 31, 2004 upon the filing of the Corporation’s Form 10-K for the year ended December 31, 2004. Crowe Chizek’s report on the Corporation’s consolidated financial statements during the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Corporation’s Audit Committee. During the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period to the date of their dismissal, there were no disagreements between the Corporation and Crowe Chizek on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or principles, which disagreement(s), if not resolved to the satisfaction of Crowe Chizek, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Corporation within the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period to the date of their dismissal.

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

Item 9A. Controls and Procedures.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports in compliance with the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s Management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Exchange Act. As of December 31, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2006, there were no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” is incorporated herein by reference to the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2007 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the Code) that applies to all employees, including the CEO and the CFO. A copy of the Code has previously been filed with the SEC and is posted on our website at www.farmersnb.com. Any waiver of the Code with respect to the CEO and the CFO will be publicly disclosed in accordance with applicable regulations.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Principal Beneficial
Owners of the Corporation’s Common Stock” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Information With Respect to Nominees For Director, Continuing Directors and Executive Officers” and “Executive Compensation” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Relationship With Independent Registered Public Accounting Firm” in the Proxy Statement.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp. (1)

3.2	Bylaws of Emclaire Financial Corp. (1)

4	Specimen Stock Certificate of Emclaire Financial Corp. (2)

10.1	Form of Change in Control Agreement between Registrant and two executive officers. (3)

10.2	Form of Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (5)

10.3	Form of Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (5)

11	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

13	Annual Report to Stockholders for the fiscal year ended December 31, 2006.

14	Code of Personal and Business Conduct and Ethics. (6)

16	Letter regarding change in certifying accountant

20	Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan.(4)

21	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	CEO 302 Certification.

31.2	CFO 302 Certification.

32.1	Chief Executive Officer 906 Certification.

32.2	CFO 906 Certification.
_____________________________________________________________________________________________
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.

Dated: March 23, 2007		By:	/s/ David L. Cox
David L. Cox President, Chief Executive Officer, and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ David L. Cox	By:	/s/ William C. Marsh
	David L. Cox President Chairman of the Board Chief Executive Officer Director) (Principal Executive Officer)		William C. Marsh Executive Vice President Chief Financial Officer and Treasurer Director (Principal Financial and Accounting Officer)

Date:	March 23, 2007	Date:	March 23, 2007

By:	/s/ Ronald L. Ashbaugh	By:	/s/ Brian C. McCarrier
	Ronald L. Ashbaugh Director		Brian C. McCarrier Director

Date:	March 23, 2007	Date:	March 23, 2007

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks Director		George W. Freeman Director

	Date: March 23, 2007		Date: March 23, 2007

By:	/s/ J. Michael King	By:	/s/ John B. Mason
	J. Michael King Director		John B. Mason Director

Date:	March 23, 2007	Date:	March 23, 2007