Form 10-Q
period 2007-03-31
EMCLAIRE FINANCIAL CORP
filed 2007-05-10
CIK 858800

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 -------------
                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number: 000-18464
                                                ---------

                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                          25-1606091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                   (IRS Employer
organization)                                                Identification No.)


612 Main Street, Emlenton, Pennsylvania                                    16373
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

     Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at May 10, 2007.

================================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2007 and December 31, 2006......................................................................1

              Consolidated Statements of Income for the three
              months ended March 31, 2007 and 2006......................................................................2

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006......................................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three months ended March 31, 2007 and 2006.................................................4

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................15

Item 4.       Controls and Procedures..................................................................................16

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

Item 1.       Legal Proceedings........................................................................................16

Item 1A.      Risk Factors.............................................................................................16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............................................16

Item 3.       Defaults upon Senior Securities..........................................................................16

Item 4.       Submission of Matters to a Vote of Security Holders......................................................17

Item 5.       Other Information........................................................................................17

Item 6.       Exhibits.................................................................................................17

Signatures    .........................................................................................................18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2007 (Unaudited) and December 31, 2006
              (Dollar amounts in thousands, except per share data)

                                                                                           March 31,     December 31,
                                                                                             2007            2006
                                                                                         -------------   ------------

                                         Assets
                                         ------

Cash and due from banks                                                                  $      5,737    $     7,540
Interest-earning deposits with banks                                                            5,338          9,177
                                                                                         -------------   ------------
  Cash and cash equivalents                                                                    11,075         16,717
Securities available for sale, at fair value                                                   57,044         51,774
Loans receivable, net of allowance for loan losses of $2,078 and $2,035                       212,933        213,344
Federal bank stocks, at cost                                                                    2,209          2,217
Bank-owned life insurance                                                                       4,841          4,794
Accrued interest receivable                                                                     1,476          1,374
Premises and equipment, net                                                                     7,891          7,958
Goodwill                                                                                        1,422          1,422
Deferred tax asset                                                                                552            533
Prepaid expenses and other assets                                                                 612            427
                                                                                         -------------   ------------

    Total Assets                                                                         $    300,055    $   300,560
                                                                                         =============   ============

                          Liabilities and Stockholders' Equity
                          ------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing                                                                    $     43,966    $    44,045
  Interest-bearing                                                                            199,505        200,447
                                                                                         -------------   ------------
    Total deposits                                                                            243,471        244,492
 Long-term borrowed funds                                                                      30,000         30,000
 Accrued interest payable                                                                         754            825
 Accrued expenses and other liabilities                                                         1,761          1,326
                                                                                         -------------   ------------

   Total Liabilities                                                                          275,986        276,643
                                                                                         -------------   ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                                                       -              -
 Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,267,835 shares outstanding                                         1,745          1,745
 Additional paid-in capital                                                                    10,871         10,871
 Treasury stock, at cost; 128,017 shares                                                       (2,653)        (2,653)
 Retained earnings                                                                             14,553         14,370
 Accumulated other comprehensive loss                                                            (447)          (416)
                                                                                         -------------   ------------

   Total Stockholders' Equity                                                                  24,069         23,917
                                                                                         -------------   ------------

    Total Liabilities and Stockholders' Equity                                           $    300,055    $   300,560
                                                                                         =============   ============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
         For the three months ended March 31, 2007 and 2006 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                 2007          2006
                                                                                             ------------  -------------

Interest and dividend income:
 Loans receivable, including fees                                                            $     3,604   $      3,152
 Securities:
   Taxable                                                                                           364            383
   Exempt from federal income tax                                                                    173            173
 Federal bank stocks                                                                                  50             18
 Deposits with banks                                                                                 121             18
                                                                                             ------------  -------------
  Total interest and dividend income                                                               4,312          3,744
                                                                                             ------------  -------------

Interest expense:
 Deposits                                                                                          1,667          1,314
 Borrowed funds                                                                                      336            168
                                                                                             ------------  -------------
  Total interest expense                                                                           2,003          1,482
                                                                                             ------------  -------------

Net interest income                                                                                2,309          2,262
 Provision for loan losses                                                                            45             31
                                                                                             ------------  -------------

Net interest income after provision for loan losses                                                2,264          2,231
                                                                                             ------------  -------------

Noninterest income:
 Fees and service charges                                                                            326            357
 Commissions on financial services                                                                   162            101
 Gains on securities                                                                                  58            116
 Earnings on bank-owned life insurance (BOLI)                                                         53             50
 Other                                                                                               131            104
                                                                                             ------------  -------------
  Total noninterest income                                                                           730            728
                                                                                             ------------  -------------

Noninterest expense:
 Compensation and employee benefits                                                                1,306          1,307
 Premises and equipment                                                                              400            381
 Intangible amortization expense                                                                       -              3
 Other                                                                                               604            524
                                                                                             ------------  -------------
  Total noninterest expense                                                                        2,310          2,215
                                                                                             ------------  -------------

Income before provision for income taxes                                                             684            744
 Provision for income taxes                                                                          133            159
                                                                                             ------------  -------------

Net income                                                                                   $       551   $        585
                                                                                             ============  =============

 Basic earnings per share                                                                    $      0.43   $       0.46

 Average common shares outstanding                                                             1,267,835      1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2007 and 2006 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                         -------------------------------
                                                                                              2007             2006
                                                                                         --------------   --------------

Cash flows from operating activities
 Net income                                                                              $         551    $         585
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization of premises and equipment                                         170              182
   Provision for loan losses                                                                        45               31
   Amortization of premiums and accretion of discounts, net                                         (2)              11
   Amortization of intangible assets and mortgage servicing rights                                   4                5
   Realized gain on sale of available for sale securities, net                                     (58)            (116)
   Earnings on bank owned life insurance, net                                                      (47)             (44)
   (Increase) decrease in accrued interest receivable                                             (102)              61
   Increase in prepaid expenses and other assets                                                  (191)             (46)
   Increase (decrease) in accrued interest payable                                                 (71)              21
   Increase in accrued expenses and other liabilities                                              435              127
                                                                                         --------------   --------------
  Net cash provided by operating activities                                                        734              817
                                                                                         --------------   --------------

Cash flows from investing activities
 Loan originations and principal collections, net                                                   52              522
 Proceeds from the sale of loans                                                                   312                -
 Available for sale securities:
    Sales                                                                                          265              202
    Maturities, repayments and calls                                                               126            1,153
    Purchases                                                                                   (5,647)            (107)
 Held to maturity securities:
    Maturities, repayments and calls                                                                 -                1
 Redemption of federal bank stocks                                                                   8              195
 Purchases of premises and equipment                                                              (103)            (610)
                                                                                         --------------   --------------
  Net cash (used in) provided by investing activities                                           (4,987)           1,356
                                                                                         --------------   --------------

Cash flows from financing activities
 Net increase (decrease) in deposits                                                            (1,021)           1,870
 Net decrease in overnight borrowed funds                                                            -           (4,500)
 Dividends paid on common stock                                                                   (368)            (342)
                                                                                         --------------   --------------
  Net cash used in financing activities                                                         (1,389)          (2,972)
                                                                                         --------------   --------------

Net decrease in cash and cash equivalents                                                       (5,642)            (799)
Cash and cash equivalents at beginning of period                                                16,717           10,367
                                                                                         --------------   --------------
Cash and cash equivalents at end of period                                               $      11,075    $       9,568
                                                                                         ==============   ==============

Supplemental information:
 Interest paid                                                                           $       2,074    $       1,461
 Income taxes paid                                                                                   -               10

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
         For the three months ended March 31, 2007 and 2006 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                                                            For the three months ended
                                                                                                    March 31,
                                                                                            --------------------------
                                                                                               2007            2006
                                                                                            ----------      ----------

Balance at beginning of period                                                              $  23,917       $  23,615

Net income                                                                                        551             585

Other comprehensive income (loss):
 Change in net unrealized gains (losses) on available
 for sale securities, net of taxes                                                                  7            (103)
 Less reclassification adjustment for gains included
 in net income, net of taxes                                                                      (38)            (76)
                                                                                            ----------      ----------
 Other comprehensive loss                                                                         (31)           (179)
                                                                                            ----------      ----------

Total comprehensive income                                                                        520             406

Dividends declared                                                                               (368)           (342)
                                                                                            ----------      ----------

Balance at end of period                                                                    $  24,069       $  23,679
                                                                                            ==========      ==========

Common cash dividend per share                                                              $    0.29       $    0.27
                                                                                            ==========      ==========


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)

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

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as contained in the Corporation's 2006 Annual Report to Stockholders.

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

3.       Securities.

         The Corporation's securities as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                                   Amortized Unrealized Unrealized   Fair
                                                                                  cost      gains      losses    value
------------------------------------------------------------------------------------------------------------------------

Available for sale:
-------------------
 March 31, 2007:
  U.S. Government agencies and related entities                                  $31,355  $       -  $    (428) $30,927
  Mortgage-backed securities                                                       2,304          -        (92)   2,212
  Municipal securities                                                            14,689        540          -   15,229
  Corporate securities                                                             5,222          -          -    5,222
  Equity securities                                                                3,606         97       (249)   3,454
                                                                                --------- ---------- ---------- --------
                                                                                 $57,176  $     637  $    (769) $57,044
                                                                                ========= ========== ========== ========
 December 31, 2006:
  U.S. Government agencies and related entities                                  $31,354  $       -  $    (606) $30,748
  Mortgage-backed securities                                                       2,434          -        (95)   2,339
  Municipal securities                                                            14,688        574          -   15,262
  Corporate securities                                                                 -          -          -        -
  Equity securities                                                                3,382        176       (132)   3,425
                                                                                --------- ---------- ---------- --------
                                                                                 $51,858  $     750  $    (833) $51,774
                                                                                ========= ========== ========== ========

4.       Loans Receivable.

         The Corporation's loans receivable as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                                                 March 31,     December 31,
                                                                                                 2007          2006
------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate:
Residential first mortgages                                                                  $    64,589   $     64,662
Home equity loans and lines of credit                                                             46,225         47,330
Commercial real estate                                                                            62,888         61,128
                                                                                             ------------  -------------
                                                                                                 173,702        173,120
Other loans:
Commercial business                                                                               33,756         34,588
Consumer                                                                                           7,553          7,671
                                                                                             ------------  -------------
                                                                                                  41,309         42,259
                                                                                             ------------  -------------

Total loans, gross                                                                               215,011        215,379

Less allowance for loan losses                                                                     2,078          2,035
                                                                                             ------------  -------------

Total loans, net                                                                             $   212,933   $    213,344
                                                                                             ============  =============
------------------------------------------------------------------------------------------------------------------------

5.       Deposits.

         The Corporation's deposits as of the respective dates are summarized as follows:


------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                                    March 31, 2007      December 31, 2006
------------------------------------------------------------------------------------------------------------------------

                               Type of accounts                                  Amount       %      Amount        %
-------------------------------------------------------------------------------------------------- ---------------------

Noninterest-bearing deposits                                                   $   43,966    18.1% $  44,045       18.0%
Interest-bearing demand deposits                                                   72,905    29.9%    70,951       29.0%
Time deposits                                                                     126,600    52.0%   129,496       53.0%
                                                                               ----------- ------- ----------   --------

                                                                               $  243,471   100.0% $ 244,492      100.0%
                                                                               =========== ======= ==========   ========
------------------------------------------------------------------------------------------------------------------------

6.       Guarantees.

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at March 31, 2007, $75,000 will expire within the next twelve months, $233,000 will automatically renew within the next twelve months and $415,000 will automatically renew within thirteen to fifty-five months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

7.       Employee Benefit Plans.

         The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the three months ended March 31, 2007 and 2006 amounted to $33,000 and $21,000, respectively.

         The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

         The Corporation uses December 31 as the measurement date for its plans.

         The components of the periodic pension cost are as follows:

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                              For the three months ended
                                                                                                   March 31,
                                                                                        --------------------------------
                                                                                              2007            2006
------------------------------------------------------------------------------------------------------- ----------------

Service cost                                                                             $          57  $            52
Interest cost                                                                                       65               58
Expected return on plan assets                                                                     (77)             (66)
Transition asset                                                                                    (2)              (2)
Prior service costs                                                                                 (8)              (8)
Recognized net actuarial (gain) loss                                                                 7                9
                                                                                        --------------- ----------------

Net periodic pension cost                                                                $          42  $            43
                                                                                        =============== ================
------------------------------------------------------------------------------------------------------------------------

         The expected rate of return on plan assets was 8.50% for the periods ended March 31, 2007 and 2006. The Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $250,000 to its pension plan in 2007. As of March 31, 2007, there have been no contributions. The Corporation presently anticipates contributing $250,000 to fund its pension plan in 2007.

8.       Effect of Recently Issued Accounting Standards.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FASB Interpretation No. 48 as of January 1, 2007. The adoption had no effect on the Corporation's financial statements. The Corporation is subject to U.S. federal income tax as well as income tax of the state of Pennsylvania. The Corporation is no longer subject to examination by taxing authorities for years before 2002. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial statements.

8.       Effect of Recently Issued Accounting Standards (continued).

         In September 2006, FASB's EITF issued EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is currently evaluating the impact that the implementation of EITF 06-4 may have on its consolidated financial statements.

         In September 2006, FASB's EITF issued EITF Issue No. 06-5 Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5), The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of key persons. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact that the implementation of EITF 06-5 may have on its consolidated financial statements.

         In October 2006, the FASB issued FSP No. 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 (FSP 123(R)-5). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. FSP 123(R)-5 is effective for the Corporation January 1, 2007. The adoption of FSP 123(R)-5 did not have a significant effect on the Corporation's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Corporation January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three months ended March 31, 2007 and should be read in conjunction with the Corporation's December 31, 2006 Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 9 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets decreased $505,000 to $300.1 million at March 31, 2007 from $300.6 million at December 31, 2006. This decrease resulted from a decrease in cash and cash equivalents of $5.6 million or 33.8% to $11.1 million at March 31, 2007 from $16.7 million at December 31, 2006, as these funds were utilized in funding security purchases. Partially offsetting this decrease was an increase in securities available for sale of $5.3 million or 10.2% to $57.0 million at March 31, 2007 from $51.8 million at December 31, 2006 due to security purchases of $5.6 million.

Total liabilities decreased $657,000 to $276.0 million at March 31, 2007 from $276.6 million at December 31, 2006, while total stockholders' equity increased $152,000 to $24.1 million at March 31, 2007 from $23.9 million at December 31, 2006. The decrease in total liabilities was primarily due to a decrease in customer deposits of $1.0 million partially offset by an increase in accrued expenses and other liabilities of $435,000.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2007 and 2006

General. Net income decreased $34,000 or 5.8% to $551,000 for the three months ended March 31, 2007 from $585,000 for the same period in 2006. This decrease was a result of increases in noninterest expense and the provision for loan losses of $95,000 and $14,000, respectively, offset by increases in net interest income and noninterest income of $47,000 and $2,000, respectively, and a decrease in the provision for income tax of $26,000.

Net interest income. Net interest income on a tax equivalent basis increased $45,000 or 1.9% to $2.4 million for the three months ended March 31, 2007. This net increase can be attributed to an increase in tax equivalent interest income of $566,000, partially offset by a $521,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $566,000 or 14.7% to $4.4 million for the three months ended March 31, 2007, compared to $3.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans, federal bank stocks, and interest-earning deposits with banks of $450,000, $32,000 and $103,000, respectively, offset by a decrease in interest earned on securities of $19,000.

Tax equivalent interest earned on loans receivable increased $450,000 or 14.1% to $3.6 million for the three months ended March 31, 2007, compared to $3.2 million for the same period in 2006. During that time, average loans increased $21.7 million or 11.2%, accounting for $364,000 in additional loan interest income. Additionally, the yield on loans increased 18 basis points to 6.85% for the three months ended March 31, 2007, versus 6.67% for the same period in 2006, contributing $86,000 in additional interest income.

Tax equivalent interest earned on securities decreased $19,000 or 3.0% to $615,000 for the three months ended March 31, 2007, compared to $634,000 for the same period in 2006. The average volume of securities decreased $3.7 million or 6.7%, primarily as a result of the utilization of these funds for loan growth. This resulted in a $44,000 decline in interest income. Partially offsetting the decline was an increase in the average yield on securities of 19 basis points to 4.80% for the three months ended March 31, 2007, versus 4.61% for the same period in 2006, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $25,000 to interest income.

Interest earned on interest-earning deposit accounts increased $103,000 to $121,000 for the three months ended March 31, 2007 from $18,000 for the same period in 2006. The average volume of these assets increased $7.6 million primarily as a result of the investment of funds from maturing securities contributing $97,000 in additional interest income. Additionally, the average yield on interest-earning deposit accounts increased 109 basis points to 5.23% for the three months ended March 31, 2007, compared to 4.14% for the same period in the prior year, contributing $6,000 in additional interest income. The increase in the average yield reflects the recent increases in short-term interest rates. Interest earned on federal bank stocks increased $32,000 to $50,000 for the three month period ended March 31, 2007 from $18,000 for the same period in the prior year as a result of a higher volume and a higher yield. The higher yield resulted from the recognition during the first quarter of a fourth quarter 2006 special dividend on FHLB capital stock.

Interest expense. Interest expense increased $521,000 or 35.2% to $2.0 million for the three months ended March 31, 2007, compared to $1.5 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $353,000 and $168,000, respectively.

Interest expense incurred on deposits increased $353,000 or 26.9% to $1.7 million for the three months ended March 31, 2007, compared to $1.3 million for the same period in the prior year. This increase was principally rate driven as the cost of interest-bearing deposits increased 60 basis points to 3.54% for the three months ended March 31, 2007, compared to 2.94% for the same period in 2006 contributing $269,000 in additional expense. The average volume of deposits increased $11.6 million or 6.1% to $199.7 million for the three months ended March 31, 2007, compared to $188.2 million for the same period in 2006 contributing $84,000 in additional expense.

Interest expense incurred on borrowed funds increased $168,000 or 100.0% to $336,000 for the three months ended March 31, 2007, compared to $168,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $14.1 million to $30.0 million for the three months ended March 31, 2007, compared to $15.9 million for the same period in the prior year. This volume increase was the result of $15.0 million of FHLB term borrowings placed in the second and third quarters of 2006 contributing $157,000 in additional expense. Such borrowings were primarily used to fund loan growth.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. The information is based on average daily balances during the periods presented.

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                  Three months ended March 31,
                                                                   -----------------------------------------------------

                                                                              2007                       2006
                                                                   -------------------------- --------------------------
                                                                                       Yield                      Yield
                                                                    Average              /     Average              /
                                                                    Balance   Interest  Rate   Balance   Interest  Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans, taxable                                                    $208,776   $3,532    6.86% $186,737   $3,077    6.68%
 Loans, tax exempt                                                    6,495      104    6.49%    6,858      109    6.45%
                                                                   ---------  -------         ---------  -------
   Total loans receivable                                           215,271    3,636    6.85%  193,595    3,186    6.67%
                                                                   ---------  -------         ---------  -------

 Securities, taxable                                                 36,758      364    4.02%   40,332      383    3.85%
 Securities, tax exempt                                              15,224      251    6.68%   15,384      251    6.61%
                                                                   ---------  -------         ---------  -------
   Total securities                                                  51,982      615    4.80%   55,716      634    4.61%
                                                                   ---------  -------         ---------  -------

 Interest-earning deposits with banks                                 9,375      121    5.23%    1,763       18    4.14%
 Federal bank stocks                                                  2,209       50    9.18%    1,635       18    4.46%
                                                                   ---------  -------         ---------  -------
   Total interest-earning cash equivalents                           11,584      171    5.99%    3,398       36    4.30%
                                                                   ---------  -------         ---------  -------

 Total interest-earning assets                                      278,837    4,422    6.43%  252,709    3,856    6.19%
   Cash and due from banks                                            6,163                      7,110
   Other noninterest-earning assets                                  14,535                     12,821
                                                                   ---------                  ---------

   Total Assets                                                    $299,535                   $272,640
                                                                   =========                  =========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits                                  $ 72,176      233    1.31% $ 73,404      146    0.81%
 Time deposits                                                      127,533    1,434    4.56%  114,755    1,168    4.13%
                                                                   ---------  -------         ---------  -------
   Total interest-bearing deposits                                  199,709    1,667    3.39%  188,159    1,314    2.83%
                                                                   ---------  -------         ---------  -------

 Borrowed funds, short-term                                               -        -    0.00%      941        9    3.88%
 Borrowed funds, long-term                                           30,000      336    4.54%   15,000      159    4.30%
                                                                   ---------  -------         ---------  -------
   Total borrowed funds                                              30,000      336    4.54%   15,941      168    4.27%
                                                                   ---------  -------         ---------  -------

 Total interest-bearing liabilities                                 229,709    2,003    3.54%  204,100    1,482    2.94%
                                                                   ---------  -------         ---------  -------

   Noninterest-bearing demand deposits                               43,368        -       -    42,316        -       -
                                                                   ---------  -------         ---------  -------

   Funding and cost of funds                                        273,077    2,003    2.97%  246,416    1,482    2.44%

   Other noninterest-bearing liabilities                              2,572                      2,613
                                                                   ---------                  ---------

   Total Liabilities                                                275,649                    249,029
   Stockholders' Equity                                              23,886                     23,611
                                                                   ---------                  ---------

   Total Liabilities and Stockholders' Equity                      $299,535                   $272,640
                                                                   =========  -------         =========  -------

Net interest income                                                           $2,419                     $2,374
                                                                              =======                    =======

Interest rate spread (difference between
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)                                               2.89%                      3.24%

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)                                                               3.52%                      3.81%
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

------------------------------------------------------------------------------------------------------------------------

                                                                                       Three months ended March 31,
                                                                                             2007 versus 2006
                                                                                        Increase (Decrease) due to
                                                                                  --------------------------------------
 (Dollar amounts in thousands)                                                       Volume        Rate        Total
------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                                         $        364  $       86  $       450
    Securities                                                                             (44)         25          (19)
    Interest-earning deposits with banks                                                    97           6          103
    Federal bank stocks                                                                      8          24           32
                                                                                  ------------- ----------- ------------

    Total interest-earning assets                                                          425         141          566
                                                                                  ------------- ----------- ------------

 Interest expense:
    Deposits                                                                                84         269          353
    Borrowed funds                                                                         157          11          168
                                                                                  ------------- ----------- ------------

    Total interest-bearing liabilities                                                     241         280          521
                                                                                  ------------- ----------- ------------

 Net interest income                                                              $        184  $     (139) $        45
                                                                                  ============= =========== ============

------------------------------------------------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended March 31, 2007 and 2006 is as follows:

------------------------------------------------------------------------------------------------------------------

                                                                                      For the three months ended:
                                                                                               March 31,
                                                                                     -----------------------------
(Dollar amounts in thousands)                                                             2007           2006
------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                                               $       2,035  $       1,869
 Provision for loan losses                                                                      45             31
 Charge-offs                                                                                   (15)           (15)
 Recoveries                                                                                     13              6
                                                                                     -------------- --------------
Balance at the end of the period                                                     $       2,078  $       1,891
                                                                                     ============== ==============

Non-performing loans                                                                 $       1,980  $       1,256
Non-performing assets                                                                        1,980          1,352
Non-performing loans to total loans                                                           0.92%          0.65%
Non-performing assets to total assets                                                         0.66%          0.50%
Allowance for loan losses to total loans                                                      0.97%          0.98%
Allowance for loan losses to non-performing loans                                           104.95%        150.56%
------------------------------------------------------------------------------------------------------------------

The provision for loan losses increased $14,000 or 45.2% to $45,000 for the three month period ended March 31, 2007 from $31,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $45,000 in the provision for loan losses during the three months ended March 31, 2007.

Noninterest income. Noninterest income increased $2,000 to $730,000 during the three months ended March 31, 2007, compared to $728,000 during the same period in the prior year. This decrease can be attributed to decreases in customer fees and service charges and gains on the sale of securities of $31,000 and $58,000, respectively. Offsetting this decrease in noninterest income were increases in commissions earned on financial services, earnings on bank-owned life insurance and other noninterest income of $61,000, $3,000 and $27,000, respectively.

Noninterest expense. Noninterest expense increased $95,000 or 4.3% to $2.3 million during the three months ended March 31, 2007, compared to $2.2 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expenses of $19,000 and $80,000, respectively.

Premises and equipment increased $19,000 or 5.0% to $400,000 for the three months ended March 31, 2007, compared to $381,000 for the same period in the prior year. This increase can be attributed primarily to the operation of one additional branch facility opened in November 2006.

Other noninterest expense increased $80,000 or 15.4% to $604,000 during the three months ended March 31, 2007, compared to $524,000 for the same period in the prior year. This increase can be attributed primarily to increases in professional fees relating to operations and compliance consulting needed as a result of the 2006 reorganization.

Provision for income taxes. The provision for income taxes decreased $26,000 or 16.4% to $133,000 for the three months ended March 31, 2007, compared to $159,000 for the same period in the prior year due primarily to the decrease in the effective tax rate to 19.4% in 2007 from 21.4% in 2006 in addition to lower pre-tax earnings. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2007, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $23.9 million, and standby letters of credit totaling $723,000.

At March 31, 2007, time deposits amounted to $126.6 million or 52.0% of the Corporation's total consolidated deposits, including approximately $60.7 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2007, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $107.0 million.

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

The allowance for loan losses provides for an estimate of probable losses in the loan portfolio. In determining the appropriate level of the allowance for loan loss, the loan portfolio is separated into risk-rated and homogeneous pools. Migration analysis/historical loss rates, adjusted for relevant trends, have been applied to these pools. Qualitative adjustments are then applied to the portfolio to allow for quality of lending policies and procedures, national and local economic and business conditions, changes in the nature and volume of the portfolio, experience, ability and depth of lending management, changes in the trends, volumes and severity of past due, non-accrual and classified loans and loss and recovery trends, quality of the Corporation's loan review system, concentrations of credit, and external factors. The methodology used to determine the adequacy of the Corporation's allowance for loan losses is comprehensive and meets regulatory and accounting industry standards for assessing the allowance, however, it is still an estimate. Loan losses are charged against the allowance while recoveries of amounts previously charged-off are credited to the allowance. Loan loss provisions are charged against current earnings based on management's periodic evaluation and review of the factors indicated above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk for the Corporation consists primarily of interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and interest-bearing liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses depend upon the local economic conditions in the immediate trade area.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at March 31, 2007, the Corporation's interest-earning assets maturing or repricing within one year totaled $83.0 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $90.8 million, providing an excess of interest-bearing liabilities over interest-earning assets of $7.8 million or a negative 2.6% of total assets. At March 31, 2007, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 91.4%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of the quarter ended March 31, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 1A.  Risk Factors
----------------------

There have been no material changes in the Corporation's risk factors from those previously disclosed in the 2006 Form 10-K.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  May 10, 2007       By:      /s/ David L. Cox
                          -----------------------------------------------------
                          David L. Cox
                          Chairman of the Board,
                          President and Chief Executive Officer

Date:  May 10, 2007       By:      /s/ William C. Marsh
                          -----------------------------------------------------
                          William C. Marsh
                          Executive Vice President,
                          Chief Financial Officer and Treasurer