Form 10-Q
period 2007-06-30
EMCLAIRE FINANCIAL CORP
filed 2007-08-10
CIK 858800

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

                    For the quarterly period ended June 30, 2007
                                                   -------------

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

     Large accelerated filer [X] Accelerated filer [] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at August 10, 2007.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
         June 30, 2007 and December 31, 2006..................................1

         Consolidated Statements of Income for the three and six
         months ended June 30, 2007 and 2006..................................2

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2007 and 2006..................................3

         Consolidated Statements of Changes in Stockholders'
         Equity for the three and six months ended June 30, 2007 and 2006.....4

         Notes to Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations....................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........20

Item 4.  Controls and Procedures.............................................21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................21

Item 1A. Risk Factors........................................................21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........22

Item 3.  Defaults upon Senior Securities.....................................22

Item 4.  Submission of Matters to a Vote of Security Holders.................22

Item 5.  Other Information...................................................22

Item 6.  Exhibits............................................................22


Signatures...................................................................23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
              As of June 30, 2007 (Unaudited) and December 31, 2006
                (Dollar amounts in thousands, except per share data)


                                                                               June 30,                December 31,
                                                                                 2007                      2006
                                                                       ------------------------    ---------------------

                                Assets
                                ------

Cash and due from banks                                                 $                6,044     $              7,540
Interest-earning deposits with banks                                                       126                    9,177
                                                                        -----------------------    ---------------------
  Cash and cash equivalents                                                              6,170                   16,717
Securities available for sale, at fair value                                            52,712                   51,774
Loans receivable, net of allowance for loan losses of $2,086 and $2,035                220,149                  213,344
Federal bank stocks, at cost                                                             2,393                    2,217
Bank-owned life insurance                                                                4,889                    4,794
Accrued interest receivable                                                              1,379                    1,374
Premises and equipment, net                                                              7,812                    7,958
Goodwill                                                                                 1,422                    1,422
Deferred tax asset                                                                         756                      533
Prepaid expenses and other assets                                                          666                      427
                                                                        -----------------------    ---------------------

    Total Assets                                                        $              298,348     $            300,560
                                                                        =======================    =====================

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing                                                   $               45,786     $             44,045
  Interest-bearing                                                                     194,182                  200,447
                                                                        -----------------------    ---------------------
    Total deposits                                                                     239,968                  244,492
 Short-term borrowed funds                                                               1,700                        -
 Long-term borrowed funds                                                               30,000                   30,000
 Accrued interest payable                                                                  721                      825
 Accrued expenses and other liabilities                                                  1,969                    1,326
                                                                        -----------------------    ---------------------

   Total Liabilities                                                                   274,358                  276,643
                                                                        -----------------------    ---------------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000 shares authorized;
  none issued                                                                                -                        -
 Common stock, $1.25 par value, 12,000,000 shares authorized;
  1,395,852 shares issued; 1,267,835 shares outstanding                                  1,745                    1,745
 Additional paid-in capital                                                             10,872                   10,871
 Treasury stock, at cost; 128,017 shares                                                (2,653)                  (2,653)
 Retained earnings                                                                      14,892                   14,370
 Accumulated other comprehensive loss                                                     (866)                    (416)
                                                                        -----------------------    ---------------------

   Total Stockholders' Equity                                                           23,990                   23,917
                                                                        -----------------------    ---------------------

    Total Liabilities and Stockholders' Equity                          $              298,348     $            300,560
                                                                        =======================    =====================

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
     For the three and six months ended June 30, 2007 and 2006 (Unaudited)
                (Dollar amounts in thousands, except per share data)

                                                                For the three months ended    For the six months ended
                                                                        June 30,                      June 30,
                                                              -----------------------------  ---------------------------
                                                                   2007            2006          2007          2006
                                                              --------------   ------------  ------------- -------------

Interest and dividend income:
 Loans receivable, including fees                             $        3,788   $      3,344  $       7,392 $       6,496
 Securities:
   Taxable                                                               419            367            783           750
   Exempt from federal income tax                                        172            174            345           348
 Federal bank stocks                                                      21             23             71            40
 Deposits with banks                                                      16             23            137            41
                                                              --------------   ------------  ------------- -------------
  Total interest and dividend income                                   4,416          3,931          8,728         7,675
                                                              --------------   ------------  ------------- -------------

Interest expense:
 Deposits                                                              1,568          1,448          3,235         2,763
 Borrowed funds                                                          350            166            686           334
                                                              --------------   ------------  ------------- -------------
  Total interest expense                                               1,918          1,614          3,921         3,097
                                                              --------------   ------------  ------------- -------------

Net interest income                                                    2,498          2,317          4,807         4,578
 Provision for loan losses                                                30             47             75            78
                                                              --------------   ------------  ------------- -------------

Net interest income after provision for loan losses                    2,468          2,270          4,732         4,500
                                                              --------------   ------------  ------------- -------------

Noninterest income:
 Fees and service charges                                                391            377            716           734
 Commissions on financial services                                        81            114            243           215
 Net gain on available for sale securities                               118            126            176           242
 Net gain on sales of loans                                                7              -              7             -
 Earnings on bank-owned life insurance                                    54             41            108            91
 Other                                                                   121            111            253           215
                                                              --------------   ------------  ------------- -------------
  Total noninterest income                                               772            769          1,503         1,497
                                                              --------------   ------------  ------------- -------------

Noninterest expense:
 Compensation and employee benefits                                    1,245          1,290          2,550         2,597
 Premises and equipment                                                  401            372            801           753
 Intangible amortization expense                                           -              3              -             5
 Other                                                                   690            588          1,295         1,113
                                                              --------------   ------------  ------------- -------------
  Total noninterest expense                                            2,336          2,253          4,646         4,468
                                                              --------------   ------------  ------------- -------------

Income before provision for income taxes                                 904            786          1,589         1,529
 Provision for income taxes                                              197            184            331           342
                                                              --------------   ------------  ------------- -------------

Net income                                                    $          707   $        602  $       1,258 $       1,187
                                                              ==============   ============  ============= =============

 Basic and diluted earnings per share                         $         0.56   $       0.47  $        0.99 $        0.94


 Average common shares outstanding                                 1,267,835      1,267,835      1,267,835     1,267,835
 Dilutive shares                                                           -

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
           For the six months ended June 30, 2007 and 2006 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                             2007             2006
                                                                                        --------------- ----------------

Cash flows from operating activities
 Net income                                                                             $        1,258  $         1,187
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization of premises and equipment                                         332              370
   Provision for loan losses                                                                        75               78
   Amortization of premiums and accretion of discounts, net                                          6               20
   Amortization of intangible assets and mortgage servicing rights                                   8                8
   Realized gain on sales of available for sale securities, net                                   (176)            (242)
   Net gains on sales of loans                                                                      (7)               -
   Stock compensation expense                                                                        1                -
   Earnings on bank owned life insurance, net                                                      (95)             (79)
   (Increase) decrease in accrued interest receivable                                               (5)              60
   (Increase) decrease in prepaid expenses and other assets                                       (237)               1
   Increase (decrease) in accrued interest payable                                                (104)              66
   Increase (decrease) in accrued expenses and other liabilities                                   643             (185)
                                                                                        --------------- ----------------
  Net cash provided by operating activities                                                      1,699            1,284
                                                                                        --------------- ----------------

Cash flows from investing activities
 Loan originations and principal collections, net                                               (7,482)         (17,518)
 Proceeds from the sale of loans                                                                   605                -
 Available for sale securities:
    Sales                                                                                          989              413
    Maturities, repayments and calls                                                             9,256            4,054
    Purchases                                                                                  (11,693)            (528)
 Held to maturity securities:
    Maturities, repayments and calls                                                                 -                1
 Purchases of federal bank stocks                                                                 (176)            (331)
 Purchases of premises and equipment                                                              (186)            (974)
                                                                                        --------------- ----------------
  Net cash used in investing activities                                                         (8,687)         (14,883)
                                                                                        --------------- ----------------

Cash flows from financing activities
 Net increase (decrease) in deposits                                                            (4,524)           7,981
 Net increase in overnight borrowed funds                                                        1,700            1,700
 Dividends paid on common stock                                                                   (735)            (685)
                                                                                        --------------- ----------------
  Net cash provided by (used in) financing activities                                           (3,559)           8,996
                                                                                        --------------- ----------------

Net decrease in cash and cash equivalents                                                      (10,547)          (4,603)
Cash and cash equivalents at beginning of period                                                16,717           10,367
                                                                                        --------------- ----------------
Cash and cash equivalents at end of period                                              $        6,170  $         5,764
                                                                                        =============== ================

Supplemental information:
 Interest paid                                                                          $        4,025  $         3,031
 Income taxes paid                                                                                 126              390

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
     For the three and six months ended June 30, 2007 and 2006 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                               For the three months ended     For the six months ended
                                                                        June 30,                      June 30,
                                                              ----------------------------  ----------------------------
                                                                   2007          2006           2007           2006
                                                              -------------- -------------  ------------- --------------

Balance at beginning of period                                $      24,069  $     23,679   $     23,917  $      23,615

Net income                                                              707           602          1,258          1,187

Other comprehensive income (loss):
 Change in net unrealized gains (losses) on available
  for sale securities, net of taxes                                    (341)         (376)          (335)          (477)
 Less reclassification adjustment for gains included
  in net income, net of taxes                                           (78)          (83)          (116)          (160)
                                                              -------------- -------------  ------------- --------------
 Other comprehensive loss                                              (419)         (459)          (451)          (637)
                                                              -------------- -------------  ------------- --------------

Total comprehensive income                                              288           143            807            550

Stock compensation expense                                                1             -              1              -
Dividends declared                                                     (368)         (342)          (735)          (685)
                                                              -------------- -------------  ----------------------------

Balance at end of period                                      $      23,990  $     23,480   $     23,990  $      23,480
                                                              ============== =============  ============= ==============

Common cash dividend per share                                $        0.29  $       0.27   $       0.58  $        0.54
                                                              ============== =============  ============= ==============

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

2.    Earnings per Common Share.

      Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options on 83,000 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

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
------------------------------------------------------------------------------------------------------------------------

Available for sale:
 June 30, 2007:
  U.S. Government agencies and related entities                                  $  33,356 $        - $    (570) $32,786
  Mortgage-backed securities                                                         2,162          -       (97)   2,065
  Municipal securities                                                              14,204        307        (1)  14,510
  Corporate securities                                                                   -          -         -        -
  Equity securities                                                                  3,757          5      (411)   3,351
                                                                                 --------- ---------- ---------- -------
                                                                                 $  53,479 $      312 $  (1,079) $52,712
                                                                                 ========= ========== ========== =======
 December 31, 2006:
  U.S. Government agencies and related entities                                  $  31,354 $        - $    (606) $30,748
  Mortgage-backed securities                                                         2,434          -       (95)   2,339
  Municipal securities                                                              14,688        574         -   15,262
  Corporate securities                                                                   -          -         -        -
  Equity securities                                                                  3,382        176      (132)   3,425
                                                                                 --------- ---------- ---------- -------
                                                                                 $  51,858 $      750 $    (833) $51,774
                                                                                 ========= ========== ========== =======
------------------------------------------------------------------------------------------------------------------------

4.    Loans Receivable.

      The Corporation's loans receivable as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                                  June 30,     December 31,
                                                                                                 2007          2006
------------------------------------------------------------------------------------------------------------------------

Mortgage loans on real estate:
Residential first mortgages                                                                  $      64,497 $      64,662
Home equity loans and lines of credit                                                               48,252        47,330
Commercial                                                                                          66,281        61,128
                                                                                             ------------- -------------
                                                                                                   179,030       173,120
Other loans:
Commercial business                                                                                 35,525        34,588
Consumer                                                                                             7,680         7,671
                                                                                             ------------- -------------
                                                                                                    43,205        42,259
                                                                                             ------------- -------------

Total loans, gross                                                                                 222,235       215,379

Less allowance for loan losses                                                                       2,086         2,035
                                                                                             ------------- -------------

Total loans, net                                                                             $     220,149 $     213,344
                                                                                             ============= =============
------------------------------------------------------------------------------------------------------------------------

5.    Deposits.

      The Corporation's deposits as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                                  June 30, 2007        December 31, 2006
------------------------------------------------------------------------------------------------------------------------

                             Type of accounts                                 Amount        %        Amount       %
-------------------------------------------------------------------------------------------------- ---------------------

Noninterest-bearing deposits                                               $     45,786      19.1% $   44,045      18.0%
Interest-bearing demand deposits                                                 74,429      31.0%     70,951      29.0%
Time deposits                                                                   119,753      49.9%    129,496      53.0%
                                                                           ------------ ---------- ---------- ----------

                                                                           $    239,968     100.0% $  244,492     100.0%
                                                                           ============ ========== ========== ==========
------------------------------------------------------------------------------------------------------------------------

6.    Guarantees.

      The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at June 30, 2007, $105,000 will expire within the next twelve months, $275,000 will automatically renew within the next twelve months and $349,000 will automatically renew within thirteen to twenty-eight months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

7.    Employee Benefit Plans.

      The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the six months ended June 30, 2007 and 2006 amounted to $67,000 and $42,000, respectively.

      The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

      The Corporation uses December 31 as the measurement date for its plans.

      The components of the periodic pension cost are as follows:

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                     For the three months ended   For the six months ended    Year ended
                                                           June 30,                    June 30,           December 31,
                                                 ---------------------------- -------------------------- ---------------
                                                      2007          2006          2007         2006           2006
--------------------------------------------------------------- ------------- ------------ ------------- ---------------

Service cost                                     $          57  $         52  $       114  $        104  $          213
Interest cost                                               65            58          130           116             237
Expected return on plan assets                             (77)          (66)        (154)         (132)           (268)
Transition asset                                            (2)           (2)          (4)           (4)             (8)
Prior service costs                                         (8)           (8)         (16)          (16)             32
Recognized net actuarial (gain) loss                         7            15           14            24               -
Effect of Special Termination Benefits                       -             -            -             -             274
                                                 -------------- ------------- ------------ ------------- ---------------

Net periodic pension cost                        $          42  $         49  $        84  $         92  $          480
                                                 ============== ============= ============ ============= ===============
------------------------------------------------------------------------------------------------------------------------

      The expected rate of return on plan assets was 8.50% for the periods ended June 30, 2007 and 2006. The Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $250,000 to its pension plan in 2007. As of June 30, 2007, there have been no contributions. The Corporation presently anticipates contributing $250,000 to fund its pension plan in 2007.

8.    Stock Compensation Plans.

      In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Effective January 1, 2007, the Corporation adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the six-month period ended June 30, 2007, the Corporation recognized $1,000 in compensation expense for stock options.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

             ---------------------------------------------------------------------------
                                                                        Six months ended
                                                                          June 30, 2007
             ---------------------------------------------------------------------------

             Dividend yield                                                        4.46%
             Expected life                                                      10 years
             Expected volatility                                                  14.09%
             Risk-free interest rate                                               5.10%
             ---------------------------------------------------------------------------

      The expected volatility is based on historical stock price fluctuations. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on the maximum term of the options. The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts.

      A summary of option activity under the Plan as of June 30, 2007, and changes during the period then ended is presented below:

------------------------------------------------------------------------------------------------------------------------
                                                                                                       Weighted-Average
                                                                 Weighted-Average       Aggregate       Remaining Term
                                                   Options        Exercise Price     Intrinsic Value      (in years)
------------------------------------------------------------------------------------------------------------------------
Outstanding at the beginning of the year                       - $               -                                     -
Granted                                                   83,000             26.00                                  10.0
Exercised                                                      -                 -                                     -
Forfeited                                                      -                 -                                     -
                                             ------------------- ----------------- ------------------- -----------------
Outstanding as of June 30, 2007                           83,000 $           26.00 $                 -              10.0
                                             =================== ================= =================== =================

Exercisable as of June 30, 2007                                - $               - $                 -                 -
                                             =================== ================= =================== =================
------------------------------------------------------------------------------------------------------------------------

      A summary of the status of the Corporation's nonvested shares as of June 30, 2007, and changes during the period then ended is presented below;

             -----------------------------------------------------------------------------------------------------------
                                                                                                    Weighted-Average
                                                                               Options           Grant-date Fair Value
             -----------------------------------------------------------------------------------------------------------

             Nonvested at the beginning of the year                                           - $                      -
             Granted                                                                     83,000                     3.39
             Vested                                                                           -                        -
             Forfeited                                                                        -                        -
                                                                       ------------------------ ------------------------
             Nonvested as of June 30, 2007                                               83,000 $                   3.39
                                                                       ======================== ========================
             -----------------------------------------------------------------------------------------------------------

      As of June 30, 2007, there was $280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.

9.    Effect of Recently Issued Accounting Standards.

      In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles
      (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial statements.

      In September 2006, FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF is effective in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is currently evaluating the impact that the implementation of EITF 06-4 may have on its consolidated financial statements.

      In September 2006, FASB's EITF issued EITF Issue No. 06-5 Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5), The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of key persons. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The implementation of EITF 06-5 had no effect on the Corporation's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and six months ended June 30, 2007 compared to the same periods in 2006 and should be read in conjunction with the Corporation's December 31, 2006 Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 9 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets decreased $2.2 million to $298.3 million at June 30, 2007 from $300.6 million at December 31, 2006. This decrease resulted from a decrease in cash and cash equivalents of $10.5 million or 63.1% to $6.2 million at June 30, 2007 from $16.7 million at December 31, 2006, as these funds were utilized in funding commercial real estate and business loans. Partially offsetting this decrease was an increase in loans receivable, net of allowance for loan losses of $6.8 million or 3.2% to $220.1 million at June 30, 2007 from $213.3 million at December 31, 2006.

Total liabilities decreased $2.3 million to $274.4 million at June 30, 2007 from $276.6 million at December 31, 2006, while total stockholders' equity increased $73,000 to $24.0 million at June 30, 2007 from $23.9 million at December 31, 2006. The decrease in total liabilities was primarily due to a decrease in customer deposits of $4.5 million partially offset by increases in short-term borrowed funds and accrued expenses and other liabilities of $1.7 million and $644,000, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2007 and 2006

General. Net income increased $105,000 or 17.4% to $707,000 for the three months ended June 30, 2007 from $602,000 for the same period in 2006. This increase was a result of increases in net interest income and non-interest income of $198,000 and $3,000, respectively, partially offset by increases in noninterest expense and the provision for income taxes of $83,000 and $13,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $178,000 or 7.3% to $2.6 million for the three months ended June 30, 2007 from $2.4 million for the same period in 2006. This net increase can be attributed to an increase in tax equivalent interest income of $482,000, partially offset by a $304,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $482,000 or 11.9% to $4.5 million for the three months ended June 30, 2007, compared to $4.0 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans and securities of $442,000 and $49,000, respectively, partially offset by decreases in interest earned on interest-earning deposits with banks and federal bank stocks of $7,000 and $2,000, respectively.

Tax equivalent interest earned on loans receivable increased $442,000 or 13.1% to $3.8 million for the three months ended June 30, 2007, compared to $3.4 million for the same period in 2006. During that time, average loans increased $18.3 million or 9.1%, accounting for $315,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Additionally, the yield on loans increased 25 basis points to 6.98% for the three months ended June 30, 2007, versus 6.73% for the same period in 2006, contributing $127,000 in additional interest income. Contributing to the increase in the yield on loans between the quarterly periods was the collection of $60,000 of interest due associated with the payoff of a previously non-performing commercial loan in April 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the quarter ended June 30, 2007.

Tax equivalent interest earned on securities increased $49,000 or 7.9% to $668,000 for the three months ended June 30, 2007, compared to $619,000 for the same period in 2006. The average volume of securities increased $1.2 million or 2.2%, accounting for $15,000 in additional interest income. Additionally, the yield on securities increased 25 basis points to 4.92% for the three months ended June 30, 2007, versus 4.67% for the same period in 2006, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $34,000 to interest income.

Interest earned on interest-earning deposit accounts decreased $7,000 to $16,000 for the three months ended June 30, 2007 from $23,000 for the same period in 2006. The average volume of these assets decreased $726,000 or 38.2%, primarily as a result of funding loans and purchasing securities, decreasing interest income by $10,000. Partially offsetting this decrease in volume, the average yield on interest-earning deposit accounts increased 61 basis points to 5.47% for the three months ended June 30, 2007, compared to 4.86% for the same period in the prior year, contributing $3,000 in additional interest income. The increase in the average yield reflects the recent increases in short-term interest rates. Interest earned on federal bank stocks increased $2,000 or 8.7% to $21,000 for the three month period ended June 30, 2007 from $23,000 for the same period in the prior year as a result of a higher volume offset by a lower yield.

Interest expense. Interest expense increased $304,000 or 18.8% to $1.9 million for the three months ended June 30, 2007, compared to $1.6 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $120,000 and $184,000, respectively.

Interest expense incurred on deposits increased $120,000 or 8.3% to $1.6 million for the three months ended June 30, 2007, compared to $1.4 million for the same period in the prior year. This increase can be attributed to the cost of interest-bearing deposits increasing 22 basis points to 3.24% for the three months ended June 30, 2007, compared to 3.02% for the same period in 2006 contributing $108,000 in additional expense. Additionally, the average volume of deposits increased $1.6 million to $194.0 million for the three months ended June 30, 2007, compared to $192.4 million for the same period in 2006 contributing $12,000 in additional expense. The increase in the rate paid on deposits reflects the increases in short-term market interest rates.

Interest expense incurred on borrowed funds increased $184,000 or 110.9% to $350,000 for the three months ended June 30, 2007, compared to $166,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $15.4 million or 93.8% to $31.8 million for the three months ended June 30, 2007, compared to $16.4 million for the same period in the prior year contributing $168,000 in additional expense. This volume increase was the result of $15.0 million of FHLB term borrowings placed in the second and third quarters of 2006 used primarily to fund loan growth.

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

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                           Three months ended June 30,
                                                   ---------------------------------------------------------------------
                                                                   2007                               2006
                                                   ------------------------------------- -------------------------------
                                                      Average                   Yield /   Average              Yield /
                                                      Balance      Interest      Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
 Loans, taxable                                    $     213,162 $      3,718      7.00% $ 194,339 $   3,267       6.74%
 Loans, tax exempt                                         6,325          102      6.49%     6,851       111       6.47%
                                                   ------------- ------------            --------- ---------
   Total loans receivable                                219,487        3,820      6.98%   201,190     3,378       6.73%
                                                   ------------- ------------            --------- ---------

 Securities, taxable                                      39,587          419      4.25%    38,004       367       3.87%
 Securities, tax exempt                                   14,871          249      6.71%    15,209       252       6.65%
                                                   ------------- ------------            --------- ---------
   Total securities                                       54,458          668      4.92%    53,213       619       4.67%
                                                   ------------- ------------            --------- ---------

 Interest-earning deposits with banks                      1,174           16      5.47%     1,900        23       4.86%
 Federal bank stocks                                       2,321           21      3.68%     1,707        23       5.40%
                                                   ------------- ------------            --------- ---------
   Total interest-earning cash equivalents                 3,495           37      4.28%     3,607        46       5.12%
                                                   ------------- ------------            --------- ---------

 Total interest-earning assets                           277,440        4,525      6.54%   258,010     4,043       6.29%
   Cash and due from banks                                 5,668                             6,889
   Other noninterest-earning assets                       14,668                            13,330
                                                   -------------                         ---------

   Total Assets                                    $     297,776                         $ 278,229
                                                   =============                         =========

Interest-bearing liabilities:
 Interest-bearing demand deposits                  $      72,859          224      1.23% $  72,554       175       0.97%
 Time deposits                                           121,095        1,344      4.45%   119,814     1,273       4.26%
                                                   ------------- ------------            --------- ---------
   Total interest-bearing deposits                       193,954        1,568      3.24%   192,368     1,448       3.02%
                                                   ------------- ------------            --------- ---------

 Borrowed funds, short-term                                1,791           25      5.60%     1,126        15       5.34%
 Borrowed funds, long-term                                30,000          325      4.35%    15,278       151       3.96%
                                                   ------------- ------------            --------- ---------
   Total borrowed funds                                   31,791          350      4.42%    16,404       166       4.06%
                                                   ------------- ------------            --------- ---------

 Total interest-bearing liabilities                      225,745        1,918      3.41%   208,772     1,614       3.10%
                                                   ------------- ------------            --------- ---------

   Noninterest-bearing demand deposits                    45,088            -         -     43,779         -          -
                                                   ------------- ------------            --------- ---------

   Funding and cost of funds                             270,833        1,918      2.84%   252,551     1,614       2.56%

   Other noninterest-bearing liabilities                   2,851                             2,116
                                                   -------------                         ---------

   Total Liabilities                                     273,684                           254,667
   Stockholders' Equity                                   24,092                            23,562
                                                   -------------                         ---------

   Total Liabilities and Stockholders' Equity      $     297,776                         $ 278,229
                                                   ============= ------------            ========= ---------

Net interest income                                              $      2,607                      $   2,429
                                                                 ============                      =========

Interest rate spread (difference between                                           3.13%                           3.18%
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                                  3.77%                           3.78%
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

           --------------------------------------------------------------------------------------------------------------
            (Dollar amounts in thousands)                                            Three months ended June 30,
                                                                                           2007 versus 2006
                                                                                      Increase (Decrease) due to
                                                                             --------------------------------------------
                                                                                 Volume          Rate          Total
           --------------------------------------------------------------------------------------------------------------
            Interest income:
               Loans                                                         $         315  $         127  $         442
               Securities                                                               15             34             49
               Interest-earning deposits with banks                                    (10)             3             (7)
               Federal bank stocks                                                       7             (9)            (2)
                                                                             -------------- -------------- --------------

               Total interest-earning assets                                           327            155            482
                                                                             -------------- -------------- --------------

            Interest expense:
               Deposits                                                                 12            108            120
               Borrowed funds                                                          168             16            184
                                                                             -------------- -------------- --------------

               Total interest-bearing liabilities                                      180            124            304
                                                                             -------------- -------------- --------------

            Net interest income                                              $         147  $          31  $         178
                                                                             ============== ============== ==============
           --------------------------------------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended June 30, 2007 and 2006 is as follows:

          ----------------------------------------------------------------------------------------------------------
          (Dollar amounts in thousands)                                           At or for the three months ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                       2007              2006
          ----------------------------------------------------------------------------------------------------------
          Balance at the beginning of the period                                 $          2,078  $          1,893
          Provision for loan losses                                                            30                47
          Charge-offs                                                                         (32)              (61)
          Recoveries                                                                           10                11
                                                                                 ----------------- -----------------
          Balance at the end of the period                                       $          2,086  $          1,890
                                                                                 ================= =================

          Non-performing loans                                                   $          1,176  $          1,546
          Non-performing assets                                                             1,176             1,632
          Non-performing loans to total loans                                                0.53%             0.73%
          Non-performing assets to total assets                                              0.39%             0.57%
          Allowance for loan losses to total loans                                           0.94%             0.89%
          Allowance for loan losses to non-performing loans                                177.36%           122.25%
          ----------------------------------------------------------------------------------------------------------

The provision for loan losses decreased $17,000 or 36.2% to $30,000 for the three month period ended June 30, 2007 from $47,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $30,000 in the provision for loan losses during the three months ended June 30, 2007.

Noninterest income. Noninterest income increased $3,000 to $772,000 during the three months ended June 30, 2007, compared to $769,000 during the same period in the prior year. This increase can be attributed to increases in fees and service charges, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $14,000, $7,000, $13,000 and $10,000, respectively. Offsetting this increase in noninterest income were decreases in commissions earned on financial services and gains on securities of $33,000 and $8,000, respectively.

Noninterest expense. Noninterest expense increased $83,000 or 3.7% to $2.3 million during the three months ended June 30, 2007, compared to $2.2 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expenses of $29,000 and $102,000, respectively.

Premises and equipment increased $29,000 or 7.8% to $401,000 for the three months ended June 30, 2007, compared to $372,000 for the same period in the prior year. This increase can be attributed primarily to the operation of one additional branch facility opened in November 2006.

Other noninterest expense increased $102,000 or 17.4% to $690,000 during the three months ended June 30, 2007, compared to $588,000 for the same period in the prior year. This increase can be attributed primarily to increases in professional fees relating to Sarbanes-Oxley Section 404 compliance, data processing center information technology initiatives and other operations and compliance consulting needed as a result of the 2006 reorganization.

Provision for income taxes. The provision for income taxes increased $13,000 or 7.1% to $197,000 for the three months ended June 30, 2007, compared to $184,000 for the same period in the prior year due primarily to higher pre-tax earnings. This was partially offset by the decrease in the effective tax rate to 21.8% for the three months ended June 30, 2007, compared to 23.4% for the same period in 2006. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Periods Ended June 30, 2007 and 2006

General. Net income increased $71,000 or 5.9% to $1.3 million for the six months ended June 30, 2007 from $1.2 million for the same period in 2006. This increase was a result of increases in net interest income and non-interest income of $232,000 and $6,000, respectively and a decrease in the provision for income taxes of $11,000, partially offset by an increase in noninterest expense of $178,000.

Net interest income. Net interest income on a tax equivalent basis increased $224,000 or 4.7% to $5.0 million for the six months ended June 30, 2007 from $4.8 million for the same period in 2006. This net increase can be attributed to an increase in tax equivalent interest income of $1.0 million, partially offset by an $824,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $1.0 million or 13.3% to $8.9 million for the six months ended June 30, 2007, compared to $7.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans, securities, federal bank stocks, and interest-earning deposits with banks of $892,000, $29,000, $31,000 and $96,000, respectively.

Tax equivalent interest earned on loans receivable increased $892,000 or 13.6% to $7.5 million for the six months ended June 30, 2007, compared to $6.6 million for the same period in 2006. During that time, average loans increased $20.0 million or 10.1%, accounting for $680,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Additionally, the yield on loans increased 22 basis points to 6.92% for the six months ended June 30, 2007, versus 6.70% for the same period in 2006, contributing $212,000 in additional interest income. Contributing to the increase in the yield on loans between the periods was the collection of $60,000 of interest due associated with the payoff of a previously non-performing commercial loan in April 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the six months ended June 30, 2007.

Tax equivalent interest earned on securities increased $29,000 to $1.3 million for the six months ended June 30, 2007. The average yield on securities increased 22 basis points to 4.86% for the six months ended June 30, 2007, versus 4.64% for the same period in 2006, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $58,000 to interest income. Partially offsetting this increase was a decrease in the average volume of $1.2 million or 2.3%, primarily as a result of the utilization of these funds for loan growth. This resulted in a $29,000 decline in interest income.

Interest earned on interest-earning deposit accounts increased $96,000 to $137,000 for the six months ended June 30, 2007 from $41,000 for the same period in 2006. The average volume of these assets increased $3.4 million, primarily as a result of the investment of funds from maturing securities, contributing $88,000 in additional interest income. Additionally, the average yield on interest-earning deposit accounts increased 75 basis points to 5.27% for the six months ended June 30, 2007, compared to 4.52% for the same period in the prior year, contributing $8,000 in additional interest income. The increase in the average yield reflects the recent increases in short-term interest rates. Interest earned on federal bank stocks increased $31,000 to $71,000 for the six month period ended June 30, 2007 from $40,000 for the same period in the prior year as a result of a higher volume and a higher yield. The higher yield resulted from the recognition of a special dividend on FHLB capital stock.

Interest expense. Interest expense increased $824,000 or 26.6% to $3.9 million for the six months ended June 30, 2007, compared to $3.1 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $472,000 and $352,000, respectively.

Interest expense incurred on deposits increased $472,000 or 17.16% to $3.2 million for the six months ended June 30, 2007, compared to $2.8 million for the same period in the prior year. This increase can be attributed to the cost of interest-bearing deposits increasing 38 basis points to 3.31% for the six months ended June 30, 2007, compared to 2.93% for the same period in 2006 contributing $375,000 in additional expense. The increase in the rate paid on deposits reflects the increases in short-term interest rates. The average volume of deposits increased $6.5 million or 3.4% to $196.8 million for the six months ended June 30, 2007, compared to $190.3 million for the same period in 2006 contributing $97,000 in additional expense.

Interest expense incurred on borrowed funds increased $352,000 or 105.4% to $686,000 for the six months ended June 30, 2007, compared to $334,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $14.7 million to $30.9 million for the six months ended June 30, 2007, compared to $16.2 million for the same period in the prior year. This volume increase was the result of $15.0 million of FHLB term borrowings placed in the second and third quarters of 2006 contributing $325,000 in additional expense. Such borrowings were primarily used to fund loan growth.

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

------------------------------------------------------------------------------------------------------------------------
                                                                       Six months ended June 30,
                                               -------------------------------------------------------------------------
                                                              2007                                 2006
                                               ---------------------------------- --------------------------------------
                                                  Average                Yield /    Average                  Yield /
(Dollar amounts in thousands)                     Balance    Interest     Rate      Balance    Interest        Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans, taxable                                $    210,977 $    7,250      6.93% $  190,559 $      6,344          6.71%
 Loans, tax exempt                                    6,419        206      6.48%      6,854          220          6.46%
                                               ------------ ---------- ---------- ---------- ------------ --------------
   Total loans receivable                           217,396      7,456      6.92%    197,413        6,564          6.70%
                                               ------------ ---------- ---------- ---------- ------------ --------------

 Securities, taxable                                 38,176        783      4.14%     39,161          750          3.86%
 Securities, tax exempt                              15,046        500      6.70%     15,296          504          6.65%
                                               ------------ ---------- ---------- ---------- ------------ --------------
   Total securities                                  53,222      1,283      4.86%     54,457        1,254          4.64%
                                               ------------ ---------- ---------- ---------- ------------ --------------

 Interest-earning deposits with banks                 5,247        137      5.27%      1,828           41          4.52%
 Federal bank stocks                                  2,265         71      6.32%      1,671           40          4.83%
                                               ------------ ---------- ---------- ---------- ------------ --------------
   Total interest-earning cash equivalents            7,512        208      5.58%      3,499           81          4.67%
                                               ------------ ---------- ---------- ---------- ------------ --------------

 Total interest-earning assets                      278,130      8,947      6.49%    255,369        7,899          6.24%
   Cash and due from banks                            5,913                            6,997
   Other noninterest-earning assets                  14,601                           13,073
                                               ------------                       ----------

   Total assets                                $    298,644 $    8,947      6.04% $  275,439 $      7,899          5.78%
                                               ============                       ==========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits              $     72,513        457      1.27% $   72,974          321          0.89%
 Time deposits                                      124,291      2,778      4.51%    117,300        2,442          4.20%
                                               ------------ ---------- ---------- ---------- ------------ --------------
   Total interest-bearing deposits                  196,804      3,235      3.31%    190,274        2,763          2.93%
                                               ------------ ---------- ---------- ---------- ------------ --------------

 Borrowed funds, long-term                           30,000        661      4.44%     15,138          310          4.13%
 Borrowed funds, short-term                             908         25      5.55%      1,033           24          4.69%
                                               ------------ ---------- ---------- ---------- ------------ --------------
   Total borrowed funds                              30,908        686      4.48%     16,171          334          4.17%
                                               ------------ ---------- ---------- ---------- ------------ --------------

 Total interest-bearing liabilities                 227,712      3,921      3.47%    206,445        3,097          3.03%
   Noninterest-bearing demand deposits               44,230          -         -      43,050            -             -
                                               ------------ ---------- ---------- ---------- ------------ --------------

  Funding and cost of funds                         271,942      3,921      2.91%    249,495        3,097          2.50%
   Other noninterest-bearing liabilities              2,712                            2,357
                                               ------------                       ----------

   Total liabilities                                274,654                          251,852
   Stockholders' equity                              23,990                           23,587
                                               ------------                       ----------

   Total liabilities and stockholders' equity  $    298,644 $    3,921      2.91% $  275,439 $      3,097          2.50%
                                               ============ ----------            ========== ------------

Net interest income                                         $    5,026                       $      4,802
                                                            ==========                       ============

Interest rate spread (difference between                                    3.01%                                  3.21%
                                                                       ==========                         ==============
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                           3.64%                                  3.79%
                                                                       ==========                         ==============
 income as a percentage of average
 interest-earning assets)
------------------------------------------------------------------------------------------------------------------------

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

             ------------------------------------------------------------------------------------------------------------
                                                                                   Six months ended June 30,
                                                                                       2007 versus 2006
                                                                                  Increase (Decrease) due to
                                                                     ----------------------------------------------------
              (Dollar amounts in thousands)                                 Volume             Rate            Total
                                                                     ----------------------------------------------------
              Interest income:
                 Loans                                                $              680  $          212  $           892
                 Securities                                                          (29)             58               29
                 Interest-earning deposits with banks                                 88               8               96
                 Federal bank stocks                                                  17              14               31
                                                                      ------------------- --------------- ---------------

                 Total interest-earning assets                                       756             292            1,048
                                                                      ------------------- --------------- ---------------

              Interest expense:
                 Deposits                                                             97             375              472
                 Borrowed funds                                                      325              27              352
                                                                      ------------------- --------------- ---------------

                 Total interest-bearing liabilities                                  422             402              824
                                                                      ------------------- --------------- ---------------

              Net interest income                                     $              334  $         (110) $           224
                                                                      =================== =============== ===============
             ------------------------------------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the six months ended June 30, 2007 and 2006 is as follows:

     ---------------------------------------------------------------------------------------------------------------
                                                                                                  At or for the
                                                               At or for the six months ended       year ended
                                                                          June 30,                 December 31,
                                                              -------------------------------- ---------------------
     (Dollar amounts in thousands)                                 2007             2006               2006
     ---------------------------------------------------------------------------------------------------------------
     Balance at the beginning of the period                   $         2,035  $        1,869  $              1,869
      Provision for loan losses                                            75              78                   358
      Charge-offs                                                         (47)            (74)                 (221)
      Recoveries                                                           23              17                    29
                                                              ---------------- --------------- ---------------------
     Balance at the end of the period                         $         2,086  $        1,890  $              2,035
                                                              ================ =============== =====================

     Non-performing loans                                     $         1,176  $        1,546  $              1,841
     Non-performing assets                                              1,176           1,632                 1,939
     Non-performing loans to total loans                                 0.53%           0.73%                 0.85%
     Non-performing assets to total assets                               0.39%           0.57%                 0.65%
     Allowance for loan losses to total loans                            0.94%           0.89%                 0.94%
     Allowance for loan losses to non-performing loans                 177.36%         122.25%               110.54%
     ---------------------------------------------------------------------------------------------------------------

The provision for loan losses decreased $3,000 or 3.9% to $75,000 for the six month period ended June 30, 2007 from $78,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $75,000 in the provision for loan losses during the six months ended June 30, 2007.

Noninterest income. Noninterest income increased $6,000 to $1.5 million for the six months ended June 30, 2007. This increase can be attributed to increases in commissions earned on financial services, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $28,000, $7,000, $17,000 and $38,000, respectively. Offsetting this increase in noninterest income were decreases in fees and service charges and gains on securities of $18,000 and $66,000, respectively.

Noninterest expense. Noninterest expense increased $178,000 or 4.0% to $4.6 million during the six months ended June 30, 2007, compared to $4.5 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expenses of $48,000 and $182,000, respectively, partially offset by a decrease in compensation and benefits of $47,000.

Premises and equipment increased $48,000 or 6.4% to $801,000 for the six months ended June 30, 2007, compared to $753,000 for the same period in the prior year. This increase can be attributed primarily to the operation of one additional branch facility opened in November 2006.

Other noninterest expense increased $182,000 or 16.4% to $1.3 million during the six months ended June 30, 2007, compared to $1.1 million for the same period in the prior year. This increase can be attributed primarily to increases in professional fees relating to Sarbanes-Oxley Section 404 compliance, data processing center information technology initiatives and other operations and compliance consulting needed as a result of the 2006 reorganization.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes the Bank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment prior to that date. The Bank believes that the one-time credit will more than offset the new FDIC assessment cost for 2007 and anticipates that the credit will be depleted in the second quarter of 2008. Accordingly, the Bank will begin to recognize the FDIC assessment cost at that time.

Compensation and benefits decreased $47,000 or 1.8% to $2.6 million for the six months ended June 30, 2007. This decrease can be attributed primarily to cost savings from staffing reductions associated with the 2006 reorganization.

Provision for income taxes. The provision for income taxes decreased $11,000 or 3.2% to $331,000 for the six months ended June 30, 2007, compared to $342,000 for the same period in the prior year due primarily to the decrease in the effective tax rate to 20.8% for the six months ended June 30, 2007, compared to 22.4% for the same period in 2006. Partially offsetting this favorable variance was higher pre-tax earnings. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2007, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $26.2 million, and standby letters of credit totaling $729,000.

At June 30, 2007, time deposits amounted to $119.8 million or 49.9% of the Corporation's total consolidated deposits, including approximately $64.3 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2007, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $107.0 million.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at June 30, 2007, the Corporation's interest-earning assets maturing or repricing within one year totaled $76.9 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $96.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $19.2 million or a negative 6.5% of total assets. At June 30, 2007, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 80.0%.

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

As of the quarter ended June 30, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of the Corporation was held April 25, 2007. Of 1,267,835 common shares eligible to vote, 1,011,469 or 79.8% were voted in person or by proxy.

(b) The following Class B directors were elected for a three year term expiring in 2010:

      Name                          Shares For              Shares Withheld
      ----                          ----------              ---------------
      J. Michael King                 898,229                    113,240
      David L. Cox                    986,640                     24,828
      Mark A. Freemer                 892,581                    118,887

      In addition to the above listed individuals, the following persons continue to serve as directors: Ronald L. Ashbaugh, James M. Crooks, George W. Freeman, Robert L. Hunter, William C. Marsh, John B. Mason and Brian C. McCarrier.

      The recommendation of the Board of Directors to ratify the appointment of Beard Miller Company LLP as the Corporation's independent auditors, as described in the proxy statement for the annual meeting was approved with 1,001,933 shares in favor, 1,472 shares against and 8,064 shares abstained.

      The recommendation of the Board of Directors to approve the 2007 Stock Incentive Plan and Trust as described in the proxy statement for the annual meeting was approved with 687,422 shares in favor, 160,221 shares against and 8,630 shares abstained.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  August 10, 2007              By:   /s/ David L. Cox
                                    ------------------------------------
                                    David L. Cox
                                    Chairman of the Board,
                                    President and Chief Executive Officer

Date:  August 10, 2007              By:   /s/ William C. Marsh
                                    ------------------------------------------
                                    William C. Marsh
                                    Chief Financial Officer and Treasurer