Form 10-Q
period 2007-09-30
EMCLAIRE FINANCIAL CORP
filed 2007-11-09
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

Large accelerated filer|_|    Accelerated filer|_|     Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes |_|         No |X|

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at November 9, 2007.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2007 and December 31, 2006..................................................................1

              Consolidated Statements of Income for the three and nine
              months ended September 30, 2007 and 2006..................................................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006..................................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three and nine months ended September 30, 2007 and 2006....................................4

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.........................................................10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................21

Item 4.       Controls and Procedures..................................................................................22

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................................22

Item 1A.      Risk Factors.............................................................................................22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............................................23

Item 3.       Defaults upon Senior Securities..........................................................................23

Item 4.       Submission of Matters to a Vote of Security Holders......................................................23

Item 5.       Other Information........................................................................................23

Item 6.       Exhibits.................................................................................................23

Signatures    .........................................................................................................24

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2007 (Unaudited) and December 31, 2006
              (Dollar amounts in thousands, except per share data)

                                              September 30,       December 31,
                                                  2007                2006
                                             ---------------     ---------------
                   Assets
                   ------

Cash and due from banks                      $        6,290      $        7,540
Interest-earning deposits with banks                    117               9,177
                                             ---------------     ---------------
  Cash and cash equivalents                           6,407              16,717
Securities available for sale, at fair value         48,835              51,774
Loans receivable, net of allowance for loan
 losses of $2,118 and $2,035                        226,199             213,344
Federal bank stocks, at cost                          2,608               2,217
Bank-owned life insurance                             4,938               4,794
Accrued interest receivable                           1,481               1,374
Premises and equipment, net                           7,785               7,958
Goodwill                                              1,422               1,422
Deferred tax asset                                      539                 533
Prepaid expenses and other assets                       676                 427
                                             ---------------     ---------------

    Total Assets                             $      300,890      $      300,560
                                             ===============     ===============

    Liabilities and Stockholders' Equity
    ------------------------------------

Liabilities:
 Deposits:
  Noninterest-bearing                        $       45,643      $       44,045
  Interest-bearing                                  190,505             200,447
                                             ---------------     ---------------
    Total deposits                                  236,148             244,492
 Short-term borrowed funds                            7,600                   -
 Long-term borrowed funds                            30,000              30,000
 Accrued interest payable                               732                 825
 Accrued expenses and other liabilities               1,650               1,326
                                             ---------------     ---------------

   Total Liabilities                                276,130             276,643
                                             ---------------     ---------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000
  shares authorized; none issued                          -                   -
 Common stock, $1.25 par value, 12,000,000
  shares authorized; 1,395,852 shares issued;
  1,267,835 shares outstanding                        1,745               1,745
 Additional paid-in capital                          10,887              10,871
 Treasury stock, at cost; 128,017 shares             (2,653)             (2,653)
 Retained earnings                                   15,278              14,370
 Accumulated other comprehensive loss                  (497)               (416)
                                             ---------------     ---------------

   Total Stockholders' Equity                        24,760              23,917
                                             ---------------     ---------------

    Total Liabilities and Stockholders'
     Equity                                  $      300,890      $      300,560
                                             ===============     ===============

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
   For the three and nine months ended September 30, 2007 and 2006 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                    For the three months ended            For the nine months ended
                                                        September 30,                           September 30,
                                             -----------------------------------     -----------------------------------
                                                   2007                2006                2007                2006
                                             ---------------     ---------------     ---------------     ---------------

Interest and dividend income:
 Loans receivable, including fees            $         3,937     $         3,670     $        11,329     $        10,166
 Securities:
   Taxable                                               388                 352               1,171               1,103
   Exempt from federal income tax                        169                 176                 514                 523
 Federal bank stocks                                      35                  28                 106                  68
 Deposits with banks                                       6                  14                 143                  55
                                             ---------------     ---------------     ---------------     ---------------
  Total interest and dividend income                   4,535               4,240              13,263              11,915
                                             ---------------     ---------------     ---------------     ---------------

Interest expense:
 Deposits                                              1,578               1,530               4,813               4,293
 Borrowed funds                                          361                 324               1,047                 658
                                             ---------------     ---------------     ---------------     ---------------
  Total interest expense                               1,939               1,854               5,860               4,951
                                             ---------------     ---------------     ---------------     ---------------

Net interest income                                    2,596               2,386               7,403               6,964
 Provision for loan losses                                45                  90                 120                 168
                                             ---------------     ---------------     ---------------     ---------------

Net interest income after provision for loan
 losses                                                2,551               2,296               7,283               6,796
                                             ---------------     ---------------     ---------------     ---------------

Noninterest income:
 Fees and service charges                                412                 387               1,128               1,122
 Commissions on financial services                        83                 101                 325                 316
 Net gain on sale of available for sale
  securities                                              18                 134                 194                 376
 Net gain on sales of loans                               15                   9                  22                   9
 Earnings on bank-owned life insurance                    55                  53                 163                 144
 Other                                                   113                 109                 366                 324
                                             ---------------     ---------------     ---------------     ---------------
  Total noninterest income                               696                 793               2,198               2,291
                                             ---------------     ---------------     ---------------     ---------------

Noninterest expense:
 Compensation and employee benefits                    1,241               1,391               3,791               3,988
 Premises and equipment                                  404                 387               1,205               1,140
 Intangible amortization expense                           -                   2                   -                   7
 Other                                                   610                 485               1,904               1,598
                                             ---------------     ---------------     ---------------     ---------------
  Total noninterest expense                            2,255               2,265               6,900               6,733
                                             ---------------     ---------------     ---------------     ---------------

Income before provision for income taxes                 992                 824               2,581               2,354
 Provision for income taxes                              238                 132                 569                 474
                                             ---------------     ---------------     ---------------     ---------------

Net income                                   $           754     $           692     $         2,012     $         1,880
                                             ===============     ===============     ===============     ===============

 Basic and diluted earnings per share        $          0.59     $          0.55     $          1.59     $          1.48


 Average common shares outstanding                 1,267,835           1,267,835           1,267,835           1,267,835
 Dilutive shares                                           -                   -                   -                   -

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2007 and 2006
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                      For the nine months ended
                                                                            September 30,
                                                                 -----------------------------------
                                                                       2007               2006
                                                                 -----------------------------------
Cash flows from operating activities
Net income                                                       $         2,012    $         1,880
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of premises and equipment                      497                557
     Provision for loan losses                                               120                168
     Amortization of premiums and accretion of discounts, net                  9                 27
     Amortization of intangible assets and mortgage servicing
      rights                                                                  12                  5
     Realized gain on sales of available for sale securities, net           (194)              (376)
     Net gains on sales of loans                                             (22)                (9)
     Stock compensation expense                                               16                  -
     Earnings on bank owned life insurance, net                             (144)              (125)
     Increase in accrued interest receivable                                (107)              (201)
     (Increase) decrease in prepaid expenses and other assets               (225)               114
     Increase (decrease) in accrued interest payable                         (93)               140
     Increase (decrease) in accrued expenses and other
      liabilities                                                            324               (369)
                                                                 -----------------------------------
   Net cash provided by operating activities                               2,205              1,811
                                                                 -----------------------------------
Cash flows from investing activities
  Loan originations and principal collections, net                       (14,575)           (26,049)
  Proceeds from the sale of loans                                          1,615              1,016
  Available for sale securities:
     Sales                                                                 1,275                814
     Maturities, repayments and calls                                     13,869              4,714
     Purchases                                                           (12,136)            (1,753)
  Held to maturity securities:
     Maturities, repayments and calls                                          -                 15
  Purchases of federal bank stocks                                          (391)              (562)
  Purchases of premises and equipment                                       (324)            (1,396)
                                                                 -----------------------------------
   Net cash used in investing activities                                 (10,667)           (23,201)
                                                                 -----------------------------------
Cash flows from financing activities
  Net increase (decrease) in deposits                                     (8,345)             8,542
  Net increase in overnight borrowed funds                                 7,600             11,000
    Dividends paid on common stock                                        (1,103)            (1,027)
                                                                 -----------------------------------
   Net cash provided by (used in) financing activities                    (1,848)            18,515
                                                                 -----------------------------------
Net decrease in cash and cash equivalents                                (10,310)            (2,875)
Cash and cash equivalents at beginning of period                          16,717             10,367
                                                                 -----------------------------------
Cash and cash equivalents at end of period                       $         6,407    $         7,492
                                                                 -----------------------------------
Supplemental information:
  Interest paid                                                  $         5,953    $         4,811
  Income taxes paid                                                          366                501
Supplemental noncash disclosure:
  Transfers from loans to foreclosed real estate                               -                 20

See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
           For the three and nine months ended September 30, 2007 and
                                2006 (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                               For the three months        For the nine months ended
                                                       ended
                                                   September 30,                 September 30,
                                             -------------------------     --------------------------
                                                 2007          2006            2007           2006
                                             -----------    ----------     -----------    -----------

Balance at beginning of period               $   23,990     $  23,480      $   23,917     $   23,615

Net income                                          754           692           2,012          1,880

Other comprehensive income (loss):
  Change in net unrealized gains (losses) on
   available for sale securities, net of
   taxes                                            381           529              47             51
  Less reclassification adjustment for gains
   included in net income, net of taxes             (12)          (88)           (128)          (248)
                                             -----------    ----------     -----------    -----------
  Other comprehensive income (loss)                 369           441             (81)          (197)
                                             -----------    ----------     -----------    -----------

Total comprehensive income                        1,123         1,133           1,931          1,683

Stock compensation expense                           15             -              16              -
Dividends declared                                 (368)         (342)         (1,103)        (1,027)
                                             -----------    ----------     --------------------------

Balance at end of period                     $   24,760     $  24,271      $   24,760     $   24,271
                                             ===========    ==========     ===========    ===========

Cash dividend per common share               $     0.29     $    0.27      $     0.87     $     0.81
                                             ===========    ==========     ===========    ===========

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

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as contained in the Corporation's 2006 Annual Report of Form 10-K filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Earnings per Common Share.

     Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options on 83,000 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive.

3.   Securities.

     The Corporation's securities as of the respective dates are summarized as follows:

(Dollar amounts in thousands)                 Amortized   Unrealized    Unrealized        Fair
                                                cost        gains         losses          value
----------------------------------------------------------------------------------------------------
Available for sale:
-------------------
  September 30, 2007:
     U.S. Government agencies and related
      entities                               $    28,857   $         -    $     (189)    $    28,668
     Mortgage-backed securities                    2,047             -           (77)          1,970
     Municipal securities                         14,205           495             -          14,700
     Equity securities                             3,933             2          (438)          3,497
                                             -------------------------------------------------------
                                             $    49,042   $       497    $     (704)    $    48,835
                                             -------------------------------------------------------
  December 31, 2006:
     U.S. Government agencies and related
      entities                               $    31,354   $         -    $     (606)    $    30,748
     Mortgage-backed securities                    2,434             -           (95)          2,339
     Municipal securities                         14,688           574             -          15,262
     Equity securities                             3,382           176          (132)          3,425
                                             -------------------------------------------------------
                                             $    51,858   $       750    $     (833)    $    51,774
----------------------------------------------------------------------------------------------------

4.   Loans Receivable.

     The  Corporation's   loans  receivable  as  of  the  respective  dates  are
     summarized as follows:

(Dollar amounts in thousands)           September 30,      December 31,
                                              2007               2006
---------------------------------------------------------------------------
Mortgage loans on real estate:
Residential first mortgages             $        65,301    $         64,662
Home equity loans and lines of credit            49,928              47,330
Commercial                                       67,626              61,128
                                        -----------------------------------
                                                182,855             173,120
Other loans:
Commercial business                              36,022              34,588
Consumer                                          9,440               7,671
                                        -----------------------------------
                                                 45,462              42,259
                                        -----------------------------------
Total loans, gross                              228,317             215,379
Less allowance for loan losses                    2,118               2,035
                                        -----------------------------------
                                        $       226,199    $        213,344
Total loans, net                        -----------------------------------

---------------------------------------------------------------------------

5.   Deposits.

     The Corporation's deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)      September 30, 2007     December 31, 2006
------------------------------------------------------------------------------
            Type of accounts         Amount      %        Amount        %
------------------------------------------------------------------------------
Noninterest-bearing deposits       $   45,643     19.3%  $    44,045     18.0%
Interest-bearing demand deposits       72,675     30.8%       70,951     29.0%
Time deposits                         117,830     49.9%      129,496     53.0%
                                   -------------------------------------------
                                   $  236,148    100.0%  $   244,492    100.0%
                                   -------------------------------------------

------------------------------------------------------------------------------

6.   Guarantees.

     The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at September 30, 2007, $85,000 will expire within the next twelve months, $275,000 will automatically renew within the next twelve months and $517,000 will automatically renew within thirteen to twenty-five months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

7. Employee Benefit Plans.

     The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the nine months ended September 30, 2007 and 2006 amounted to $100,000 and $63,000, respectively.

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

     The components of the periodic pension cost are as follows:

--------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           For the three months ended    For the nine months ended     Year ended
                                                                                                    December
                                              September 30,                 September 30,               31,
                                        --------------------------    -------------------------     ----------
                                              2007           2006          2007           2006           2006
---------------------------------------------------    -----------    ----------     ----------     ----------
Service cost                            $       66     $       56     $     180      $     160      $     213
Interest cost                                   68             62           198            178            237
Expected return on plan assets                 (74)           (69)         (228)          (201)          (268)
Transition asset                                 4             (2)            -             (6)            (8)
Prior service costs                             (8)            (7)          (24)           (23)            32
Recognized net actuarial loss                   10             23            24             47              -
Effect of Special Termination Benefits           -              -             -              -            274
                                        -----------    -----------    ----------     ----------     ----------

Net periodic pension cost               $       66     $       63     $     150      $     155      $     480
                                        ===========    ===========    ==========     ==========     ==========

     The expected rate of return on plan assets was 8.50% for the periods ended September 30, 2007 and 2006. The Corporation contributed $360,000 to its pension plan for the 2007 plan year during the quarter ended September 30, 2007.

8.   Stock Compensation Plans.

     In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Effective January 1, 2007, the Corporation adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three and nine-month period ended September 30, 2007, the Corporation recognized $15,000 and $16,000, respectively in compensation expense for stock options.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Nine months ended
                                         September 30, 2007
        -------------------------------------------------------
        Dividend yield                          4.46%
        Expected life                         10 years
        Expected volatility                    14.09%
        Risk-free interest rate                 5.10%
        -------------------------------------------------------

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

     A summary of option activity under the Plan as of September 30, 2007, and changes during the period then ended is presented below:

                                                                                 Weighted-
                                                                     Aggregate   Average
                                                   Weighted-Average  Intrinsic  Remaining Term
                                          Options   Exercise Price     Value     (in years)
-------------------------------------------------  ----------------  ---------- ------------
Outstanding at the beginning of the year        -     $         -                        -
Granted                                    83,000           26.00                      9.7
Exercised                                       -               -                        -
Forfeited                                       -               -                        -
-------------------------------------------------  ----------------  ---------- ------------
Outstanding as of September 30, 2007       83,000     $     26.00     $       -        9.7
=================================================  ================  ========== ============
Exercisable as of September 30, 2007            -     $         -     $       -          -
=================================================  ================  ========== ============

     A summary of the status of the Corporation's nonvested shares as of September 30, 2007, and changes during the period then ended is presented below;

                                                     Weighted-Average
                                         Options     Grant-date Fair
                                                           Value
                -------------------------------------------------------

                Nonvested at the
                 beginning of the year          -                    $-
                Granted                    83,000                  3.39
                Vested                          -                     -
                Forfeited                       -                     -
                                         --------  --------------------
                Nonvested as of
                 September 30, 2007        83,000                 $3.39
                                         ========  ====================


     As of  September  30,  2007,  there  was  $265,000  of  total  unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

     In September 2006, FASB's EITF issued EITF Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5), The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of key persons. The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The implementation of EITF 06-5 had no effect on the Corporation's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and nine months ended September 30, 2007 compared to the same periods in 2006 and should be read in conjunction with the Corporation's December 31, 2006 Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 9 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $330,000 to $300.9 million at September 30, 2007 from $300.6 million at December 31, 2006. This increase resulted from increases in loans receivable, net of allowance for loan losses of $12.9 million or 6.0% to $226.2 million at September 30, 2007 from $213.3 million at December 31, 2006 and federal bank stocks of $391,000 or 17.6% to $2.6 million at September 30, 2007 from $2.2 million at December 31, 2006. Partially offsetting this increase were decreases in cash and cash equivalents of $10.3 million or 61.7% to $6.4 million at September 30, 2007 from $16.7 million at December 31, 2006 and securities available for sale of $2.9 million or 5.7% to $48.8 million at September 30, 2007 from $51.8 million at December 31, 2006, as these funds were utilized in funding commercial real estate and business loans.

Total liabilities decreased $513,000 to $276.1 million at September 30, 2007 from $276.6 million at December 31, 2006, while total stockholders' equity increased $843,000 to $24.8 million at September 30, 2007 from $23.9 million at December 31, 2006. The decrease in total liabilities was primarily due to a decrease in customer deposits of $8.3 million partially offset by increases in short-term borrowed funds and accrued expenses and other liabilities of $7.6 million and $324,000, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2007 and 2006

General. Net income increased $62,000 or 9.0% to $754,000 for the three months ended September 30, 2007 from $692,000 for the same period in 2006. This increase was a result of an increase in net interest income and decreases in the provision for loan losses and non-interest expense of $210,000 $45,000, and $10,000, respectively, partially offset by a decrease in noninterest income of $97,000 and an increase in the provision for income taxes of $106,000.

Net interest income. Net interest income on a tax equivalent basis increased $206,000 or 8.3% to $2.7 million for the three months ended September 30, 2007 from $2.5 million for the same period in 2006. This net increase can be attributed to an increase in tax equivalent interest income of $290,000, partially offset by a $84,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $290,000 or 6.7% to $4.6 million for the three months ended September 30, 2007, compared to $4.3 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans, securities and federal bank stocks of $265,000, $26,000 and $7,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits with banks of $8,000.

Tax equivalent interest earned on loans receivable increased $265,000 or 7.2% to $4.0 million for the three months ended September 30, 2007, compared to $3.7 million for the same period in 2006. During that time, average loans increased $8.3 million or 3.8%, accounting for $144,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Additionally, the yield on loans increased 22 basis points to 7.01% for the three months ended September 30, 2007, versus 6.79% for the same period in 2006, contributing $120,000 in additional interest income. The increase in the yield was primarily due to the increased origination of higher rate commercial loans. Also contributing to the increase in the yield on loans between the periods was the collection of $60,000 of interest due associated with the payoff of a previously nonperforming commercial loan in August 2007. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the three months ended September 30, 2007.

Tax equivalent interest earned on securities increased $26,000 or 4.3% to $633,000 for the three months ended September 30, 2007, compared to $607,000 for the same period in 2006. The average volume of securities decreased $1.9 million or 3.6%, accounting for a $23,000 decrease in interest income. Offsetting this volume decrease, the yield on securities increased 38 basis points to 5.03% for the three months ended September 30, 2007, versus 4.65% for the same period in 2006, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $48,000 to interest income.

Interest earned on interest-earning deposit accounts decreased $8,000 to $6,000 for the three months ended September 30, 2007 from $14,000 for the same period in 2006. The average volume of these assets decreased $667,000 or 59.5%, primarily as a result of funding loans and purchasing securities, decreasing interest income by $9,000. Partially offsetting this decrease in volume, the average yield on interest-earning deposit accounts increased 63 basis points to 5.58% for the three months ended September 30, 2007, compared to 4.95% for the same period in the prior year, contributing $2,000 in additional interest income. The increase in the average yield reflects the increases in short-term interest rates. Interest earned on federal bank stocks increased $7,000 or 25.0% to $35,000 for the three month period ended September 30, 2007 from $28,000 for the same period in the prior year as a result of both higher volume and higher yield.

Interest expense. Interest expense increased $84,000 or 4.5% to $1.9 million for the three months ended September 30, 2007, compared to $1.8 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $48,000 and $36,000, respectively.

Interest expense incurred on deposits increased $48,000 or 3.1% to $1.6 million for the three months ended September 30, 2007, compared to $1.5 million for the same period in the prior year. This increase can be attributed to the cost of interest-bearing deposits increasing 12 basis points to 3.26% for the three months ended September 30, 2007, compared to 3.14% for the same period in 2006 contributing $57,000 in additional expense. Offsetting this rate increase, the average volume of deposits decreased $1.1 million to $192.3 million for the three months ended September 30, 2007, compared to $193.4 million for the same period in 2006 causing a $9,000 decrease in interest expense. The increase in the rate paid on deposits reflects the increases in short-term market interest rates between the periods.

Interest expense incurred on borrowed funds increased $36,000 or 11.1% to $361,000 for the three months ended September 30, 2007, compared to $325,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $4.0 million or 14.1% to $32.1 million for the three months ended September 30, 2007, compared to $28.1 million for the same period in the prior year contributing $45,000 in additional expense. This volume increase was the result of $15.0 million of FHLB term borrowings placed in the second and third quarters of 2006 used primarily to fund loan growth. Partially offsetting this volume increase, the cost of borrowed funds decreased 12 basis points to 4.46% for the three months ended September 30, 2007, compared to 4.58% for the same period in 2006.

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

(Dollar amounts in thousands)                                     Three months ended September 30,
                                            ----------------------------------------------------------------------------
                                                            2007                                   2006
                                            -----------------------------------  ---------------------------------------
                                                Average                 Yield /     Average                     Yield /
                                                Balance     Interest    Rate        Balance       Interest       Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
----------------------------------------
 Loans, taxable                             $   218,421    $    3,867     7.02%  $   209,615  $     3,593          6.80%
 Loans, tax exempt                                6,255           102     6.46%        6,797          111          6.47%
                                            -----------    ----------            -----------  -----------
   Total loans receivable                       224,676         3,969     7.01%      216,412        3,704          6.79%
                                            -----------    ----------            -----------  -----------

 Securities, taxable                             35,401           388     4.35%       36,706          352          3.80%
 Securities, tax exempt                          14,543           245     6.68%       15,118          255          6.70%
                                            -----------    ----------            -----------  -----------
   Total securities                              49,944           633     5.03%       51,824          607          4.65%
                                            -----------    ----------            -----------  -----------

 Interest-earning deposits with banks               454             6     5.58%        1,121           14          4.95%
 Federal bank stocks                              2,283            35     6.08%        2,201           28          5.05%
                                            -----------    ----------            -----------  -----------
   Total interest-earning cash equivalents        2,737            41     6.00%        3,322           42          5.02%
                                            -----------    ----------            -----------  -----------

 Total interest-earning assets                  277,357         4,643     6.64%      271,558        4,353          6.36%
   Cash and due from banks                        5,770                                6,711
   Other noninterest-earning assets              14,774                               13,740
                                            -----------                          -----------

   Total Assets                             $   297,901                          $   292,009
                                            ===========                          ===========

Interest-bearing liabilities:
----------------------------------------
 Interest-bearing demand deposits           $    73,740           240     1.29%  $    73,362          224          1.21%
 Time deposits                                  118,585         1,338     4.48%      120,047        1,306          4.32%
                                            -----------    ----------            -----------  -----------
   Total interest-bearing deposits              192,325         1,578     3.26%      193,409        1,530          3.14%
                                            -----------    ----------            -----------  -----------

 Borrowed funds, short-term                       2,086            21     3.99%        2,479           34          5.44%
 Borrowed funds, long-term                       30,000           340     4.50%       25,645          291          4.50%
                                            -----------    ----------            -----------  -----------
   Total borrowed funds                          32,086           361     4.46%       28,124          325          4.58%
                                            -----------    ----------            -----------  -----------

 Total interest-bearing liabilities             224,411         1,939     3.43%      221,533        1,855          3.32%
                                            -----------    ----------            -----------  -----------

   Noninterest-bearing demand deposits           46,334             -        -        44,674            -             -
                                            -----------    ----------            -----------  -----------

   Funding and cost of funds                    270,745         1,939     2.84%      266,207        1,855          2.76%

   Other noninterest-bearing liabilities          2,930                                2,105
                                            -----------                          -----------

   Total Liabilities                            273,675                              268,312
   Stockholders' Equity                          24,226                               23,697
                                            -----------                          -----------

   Total Liabilities and Stockholders'
    Equity                                  $   297,901                          $   292,009
                                            ===========    ----------            ===========  -----------

Net interest income                                        $    2,704                         $     2,498
                                                           ==========                         ===========

Interest rate spread (difference between                                  3.21%                                    3.04%
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                         3.87%                                    3.65%
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

 (Dollar amounts in thousands)                                 Three months ended September 30,
                                                                       2007 versus 2006
                                                                  Increase (Decrease) due to
                                                           -----------------------------------------
                                                             Volume        Rate           Total
----------------------------------------------------------------------------------------------------
Interest income:
Loans                                                      $      144     $      120     $      264
   Securities                                                     (23)            48             25
   Interest-earning deposits with banks                            (9)             2             (7)
   Federal bank stocks                                              1              6              7
                                                           -----------------------------------------
  Total interest-earning assets                                   113            176            289
                                                           -----------------------------------------
Interest expense:
Deposits                                                           (9)            57             48
   Borrowed funds                                                  45             (9)            36
                                                           -----------------------------------------
  Total interest-bearing liabilities                               36             48             84
                                                           -----------------------------------------
Net interest income                                        $       77     $      128     $      205
                                                           =========================================

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended September 30, 2007 and 2006 is as follows:

(Dollar amounts in thousands)            At or for the three months
                                                    ended
                                                September 30,
                                       -------------------------------
                                           2007             2006
----------------------------------------------------------------------
Balance at the beginning of the period $      2,086   $         1,898
Provision for loan losses                        45                90
Charge-offs                                     (16)               (7)
Recoveries                                        3                 4
                                       -------------  ----------------
Balance at the end of the period       $      2,118   $         1,985
                                       =============  ================

Non-performing loans                   $        931   $         1,653
Non-performing assets                         1,015             1,739
Non-performing loans to total loans            0.41%             0.75%
Non-performing assets to total assets          0.34%             0.59%
Allowance for loan losses to total
 loans                                         0.93%             0.90%
Allowance for loan losses to non-
 performing loans                            227.48%           120.08%

The provision for loan losses decreased $45,000 or 50.0% to $45,000 for the three month period ended September 30, 2007 from $90,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $45,000 in the provision for loan losses during the three months ended September 30, 2007.

Noninterest income. Noninterest income decreased $97,000 or 13.9% to $696,000 during the three months ended September 30, 2007, compared to $793,000 during the same period in the prior year. This decrease can be attributed to decreases in commissions earned on financial services and gains on securities of $18,000 and $116,000, respectively. Partially offsetting this decrease in noninterest income were increases in fees and service charges, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $25,000, $6,000, $2,000 and $4,000, respectively.

Noninterest expense. Noninterest expense decreased $10,000 to $2.25 million during the three months ended September 30, 2007, compared to $2.26 million during the same period in the prior year. This decrease in noninterest expense can be attributed to a decrease in compensation and employee benefits of $150,000, partially offset by increases in premises and equipment and other noninterest expenses of $17,000 and $125,000, respectively.

Compensation and employee benefits decreased $150,000 or 10.8% to $1.2 million for the three months ended September 30, 2007, compared to $1.4 million for the same period the prior year. This decease can be attributed primarily to cost savings from staffing reductions associated with the 2006 reorganization, partially offset by the costs associated with the staffing of one additional branch facility opened in November 2006.

Premises and equipment increased $17,000 or 4.4% to $404,000 for the three months ended September 30, 2007, compared to $387,000 for the same period in the prior year. This increase can be attributed primarily to the operation of the additional branch facility opened in November 2006.

Other noninterest expense increased $125,000 or 25.8% to $610,000 during the three months ended September 30, 2007, compared to $485,000 for the same period in the prior year. This increase can be attributed primarily to increases in professional fees relating to Sarbanes-Oxley Section 404 compliance, data processing center information technology initiatives and other operations and compliance.

Provision for income taxes. The provision for income taxes increased $106,000 or 80.3% to $238,000 for the three months ended September 30, 2007, compared to $132,000 for the same period in the prior year. This was due to an increase in pre-tax earnings of $168,000 to $992,000 for the three months ended September 30, 2007, compared to $824,000 for the same period in the prior year and an increase in the effective tax rate to 24.0% for the three months ended September 30, 2007, compared to 16.0% for the same period in 2006. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Month  Periods  Ended  September 30, 2007 and
2006

General. Net income increased $132,000 or 7.0% to $2.0 million for the nine months ended September 30, 2007 from $1.9 million for the same period in 2006. This increase was a result of an increase in net interest income of $487,000 partially offset by a decrease in noninterest income of $94,000 and an increase in noninterest expense and the provision for income taxes of $167,000 and $95,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $427,000 or 5.9% to $7.7 million for the nine months ended September 30, 2007 from $7.3 million for the same period in 2006. This net increase can be attributed to an increase in tax equivalent interest income of $1.3 million, partially offset by a $910,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $1.3 million or 10.9% to $13.6 million for the nine months ended September 30, 2007, compared to $12.3 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans, securities, federal bank stocks, and interest-earning deposits with banks of $1.2 million, $55,000, $38,000 and $88,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.2 million or 11.3% to $11.4 million for the nine months ended September 30, 2007, compared to $10.3 million for the same period in 2006. During that time, average loans increased $16.0 million or 7.9%, accounting for $826,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Additionally, the yield on loans increased 21 basis points to 6.95% for the nine months ended September 30, 2007, versus 6.74% for the same period in 2006, contributing $330,000 in additional interest income. Contributing to the increase in the yield on loans between the periods was the collection of $120,000 of interest due associated with the payoff of previously non-performing commercial loans in April and August 2007 that had been on non-accrual status. In connection with the loan payoffs, the Corporation received all principal and interest due under the contractual terms of the loan agreements and interest collected was recorded as loan interest income during the nine months ended September 30, 2007.

Tax equivalent interest earned on securities increased $55,000 to $1.9 million for the nine months ended September 30, 2007. The average yield on securities increased 28 basis points to 4.92% for the nine months ended September 30, 2007, versus 4.64% for the same period in 2006, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $106,000 to interest income. Partially offsetting this increase was a decrease in the average volume of $1.4 million or 2.7%, primarily as a result of the utilization of these funds for loan growth. This resulted in a $51,000 decline in interest income.

Interest earned on interest-earning deposit accounts increased $88,000 to $143,000 for the nine months ended September 30, 2007 from $55,000 for the same period in 2006. The average volume of these assets increased $2.0 million, primarily as a result of the investment of funds from maturing securities, contributing $80,000 in additional interest income. Additionally, the average yield on interest-earning deposit accounts increased 62 basis points to 5.26% for the nine months ended September 30, 2007, compared to 4.64% for the same period in the prior year, contributing $8,000 in additional interest income. The increase in the average yield reflects the increases in short-term interest rates. Interest earned on federal bank stocks increased $38,000 to $106,000 for the nine month period ended September 30, 2007 from $68,000 for the same period in the prior year as a result of a higher volume and a higher yield. The higher yield resulted from the recognition of a special dividend on FHLB capital stock.

Interest expense. Interest expense increased $910,000 or 18.4% to $5.9 million for the nine months ended September 30, 2007, compared to $5.0 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $520,000 and $390,000, respectively.

Interest expense incurred on deposits increased $520,000 or 12.1% to $4.8 million for the nine months ended September 30, 2007, compared to $4.3 million for the same period in the prior year. This increase can be attributed to the cost of interest-bearing deposits increasing 29 basis points to 3.29% for the nine months ended September 30, 2007, compared to 3.00% for the same period in 2006 contributing $429,000 in additional expense. The increase in the rate paid on deposits reflects the increases in short-term interest rates. The average volume of deposits increased $4.0 million or 2.1% to $195.3 million for the nine months ended September 30, 2007, compared to $191.3 million for the same period in 2006 contributing $91,000 in additional expense.

Interest expense incurred on borrowed funds increased $390,000 or 59.3% to $1.0 million for the nine months ended September 30, 2007, compared to $658,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $11.1 million to $31.3 million for the nine months ended September 30, 2007, compared to $20.2 million for the same period in the prior year. This volume increase was the result of $15.0 million of FHLB term borrowings placed in the second and third quarters of 2006 contributing $371,000 in additional expense. Such borrowings were primarily used to fund loan growth. Additionally, the cost of borrowed funds increased 12 basis points to 4.48% for the nine months ended September 30, 2007 from 4.36% for the same period in 2006 contributing an additional $19,000 in interest expense.

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

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                Nine months ended September 30,
                                  --------------------------------------------------------------------------------------
                                                    2007                                          2006
                                  ---------------------------------------- ---------------------------------------------
                                       Average                    Yield /       Average                         Yield /
                                      Balance        Interest      Rate        Balance          Interest         Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                   $   213,477    $    11,116         6.96%     $  196,972     $     9,938          6.75%
 Loans, tax exempt                      6,364            308         6.46%          6,835             330          6.46%
                                  -----------    -----------     --------- -------------- ---------------     ----------
   Total loans receivable             219,841         11,424         6.95%        203,807          10,268          6.74%
                                  -----------    -----------     --------- -------------- ---------------     ----------

 Securities, taxable                   37,241          1,171         4.20%         38,332           1,103          3.85%
 Securities, tax exempt                14,877            745         6.70%         15,235             758          6.65%
                                  -----------    -----------     --------- -------------- ---------------     ----------
   Total securities                    52,118          1,916         4.92%         53,567           1,861          4.64%
                                  -----------    -----------     --------- -------------- ---------------     ----------

 Interest-earning deposits with
  banks                                 3,633            143         5.26%          1,585              55          4.64%
 Federal bank stocks                    2,271            106         6.24%          1,850              68          4.91%
                                  -----------    -----------     --------- -------------- ---------------     ----------
   Total interest-earning cash
    equivalents                         5,904            249         5.64%          3,435             123          4.79%
                                  -----------    -----------     --------- -------------- ---------------     ----------

 Total interest-earning assets        277,863         13,589         6.54%        260,809          12,252          6.28%
   Cash and due from banks              5,865                                       6,908
   Other noninterest-earning
    assets                             14,659                                      13,295
                                  -----------                              --------------

   Total assets                   $   298,387                                  $  281,012
                                  ===========                              ==============

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits $    72,925            697         1.28%     $   73,103             545          1.00%
 Time deposits                        122,372          4,116         4.50%        118,220           3,748          4.24%
                                  -----------    -----------     --------- -------------- ---------------     ----------
   Total interest-bearing deposits    195,297          4,813         3.29%        191,323           4,293          3.00%
                                  -----------    -----------     --------- -------------- ---------------     ----------

 Borrowed funds, long-term             30,000            995         4.43%         18,663             600          4.30%
 Borrowed funds, short-term             1,297             52         5.36%          1,528              58          5.07%
                                  -----------    -----------     --------- -------------- ---------------     ----------
   Total borrowed funds                31,297          1,047         4.47%         20,191             658          4.36%
                                  -----------    -----------     --------- -------------- ---------------     ----------

 Total interest-bearing
  liabilities                         226,594          5,860         3.46%        211,514           4,951          3.13%
   Noninterest-bearing demand
    deposits                           44,939              -            -          43,604               -             -
                                  -----------    -----------     --------- -------------- ---------------     ----------

  Funding and cost of funds           271,533          5,860         2.89%        255,118           4,951          2.59%
   Other noninterest-bearing
    liabilities                         2,785                                       2,271
                                  -----------                              --------------

   Total liabilities                  274,318                                     257,389
   Stockholders' equity                24,069                                      23,623
                                  -----------                              --------------

   Total liabilities and
    stockholders' equity          $   298,387                                  $  281,012
                                  ===========    -----------               ============== ---------------

Net interest income                              $     7,729                                  $     7,301
                                                 ===========                              ===============

Interest rate spread (difference between                             3.08%                                         3.15%
                                                                 =========                                    ==========
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                    3.72%                                         3.74%
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

 (Dollar amounts in thousands)               Nine months ended September 30,
                                                    2007 versus 2006
                                               Increase (Decrease) due to
                                         ---------------------------------------
                                            Volume        Rate         Total
--------------------------------------------------------------------------------
 Interest income:
    Loans                                $       826   $       330   $     1,156
    Securities                                   (51)          106            55
    Interest-earning deposits with banks          80             8            88
    Federal bank stocks                           17            21            38
                                         ------------  ----------- -------------
    Total interest-earning assets                872           465         1,337
                                         ------------  ----------- -------------
 Interest expense:
    Deposits                                      91           429           520
    Borrowed funds                               371            18           389
                                         ------------  ----------- -------------
    Total interest-bearing liabilities           462           447           909
                                         ------------  ----------- -------------
 Net interest income                     $       410   $        18   $       428
                                         ============  =========== =============

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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2007 and 2006 is as follows:

(Dollar amounts in thousands)                      At or for the nine months    At or for the
                                                          ended                  year ended
                                                       September 30,             December 31,
                                                 --------------------------    -----------------
                                                    2007           2006              2006
------------------------------------------------------------------------------------------------
Balance at the beginning of the period           $    2,035     $    1,869     $          1,869
Provision for loan losses                               120            168                  358
Charge-offs                                             (63)           (74)                (221)
Recoveries                                               26             22                   29
                                                 -----------    -----------    -----------------
Balance at the end of the period                 $    2,118     $    1,985     $          2,035
                                                 ===========    ===========    =================

Non-performing loans                             $      931     $    1,653     $          1,841
Non-performing assets                                 1,015          1,739                1,939
Non-performing loans to total loans                    0.41%          0.75%                0.85%
Non-performing assets to total assets                  0.34%          0.59%                0.65%
Allowance for loan losses to total loans               0.93%          0.90%                0.94%
Allowance for loan losses to non-performing loans    227.48%        120.08%              110.54%
------------------------------------------------------------------------------------------------

The provision for loan losses decreased $48,000 or 28.6% to $120,000 for the nine month period ended September 30, 2007 from $168,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $120,000 in the provision for loan losses during the nine months ended September 30, 2007.

Noninterest income. Noninterest income decreased $94,000 or 4.1% to $2.2 million for the nine months ended September 30, 2007, compared to $2.3 million during the same period in the prior year. This decrease can be attributed to decreases in gains on the sale of securities of $182,000. Offsetting this decrease was increases on fees and service charges, commissions earned on financial services, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $6,000, $9,000, $13,000, $19,000 and $42,000, respectively.

Noninterest expense. Noninterest expense increased $167,000 or 2.5% to $6.9 million during the nine months ended September 30, 2007, compared to $6.7 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expenses of $65,000 and $306,000, respectively, partially offset by a decrease in compensation and benefits of $197,000.

Premises and equipment increased $65,000 or 5.7% to $1.2 million for the nine months ended September 30, 2007, compared to $1.1 million for the same period in the prior year. This increase can be attributed primarily to the operation of one additional branch facility opened in November 2006.

Other noninterest expense increased $306,000 or 19.2% to $1.9 million during the nine months ended September 30, 2007, compared to $1.6 million for the same period in the prior year. This increase can be attributed primarily to increases in professional fees relating to Sarbanes-Oxley Section 404 compliance, data processing center information technology initiatives and other operations and compliance.

Compensation and benefits decreased $197,000 or 4.9% to $3.8 million for the nine months ended September 30, 2007, compared to $4.0 million for the same period the prior year. This decrease can be attributed primarily to cost savings from staffing reductions associated with the 2006 reorganization, partially offset by the costs associated with the staffing of one additional branch facility opened in November 2006.

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

Provision for income taxes. The provision for income taxes increased $95,000 or 20.0% to $569,000 for the nine months ended September 30, 2007, compared to $474,000 for the same period in the prior year. This was due to an increase in pre-tax earnings of $227,000 to $2.6 million for the nine months ended September 30, 2007, compared to $2.4 million for the same period in the prior year and the increase in the effective tax rate to 22.0% for the nine months ended September 30, 2007, compared to 20.1% for the same period in 2006. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2007, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $27.8 million, and standby letters of credit totaling $877,000.

At September 30, 2007, time deposits amounted to $117.8 million or 49.9% of the Corporation's total consolidated deposits, including approximately $67.5 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2007, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $108.7 million.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at September 30, 2007, the Corporation's interest-earning assets maturing or repricing within one year totaled $77.7 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $103.6 million, providing an excess of interest-bearing liabilities over interest-earning assets of $25.9 million or a negative 8.7% of total assets. At September 30, 2007, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 75.0%.

For more information, see "Market Risk ManaFgement" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of the quarter ended September 30, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

(a) Not applicable.

(b) Not applicable.

Item 6.  Exhibits

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  November 9, 2007       By:      /s/ David L. Cox
                              --------------------------------------------
                              David L. Cox
                              Chairman of the Board,
                              President and Chief Executive Officer

Date:  November 9, 2007       By:      /s/ William C. Marsh
                              ---------------------------------------------
                              William C. Marsh
                              Chief Financial Officer and Treasurer