Form 10-K
period 2007-12-31
EMCLAIRE FINANCIAL CORP
filed 2008-03-25
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒.

As of June 29, 2007, the aggregate value of the 1,267,835 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 150,422 shares held by the directors and officers of the Registrant as a group, was approximately $28.2 million.  This figure is based on the last sales price of $25.25 per share of the Registrant’s Common Stock on June 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2007 (Parts I, II, and IV).
2.	Portions of the Proxy Statement for the April 23, 2008 Annual Meeting of Stockholders (Part III).

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

At December 31, 2007, the Corporation had $311.7 million in total assets, $24.7 million in stockholders’ equity, $229.8 million in loans and $244.3 million in deposits.

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

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Bank’s lending activities.  Commercial business and commercial real estate loans amounted to 46.2% of the total loan portfolio at December 31, 2007.  Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate.  Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures.  The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower.  Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral.  At December 31, 2007, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $3.6 million.  At December 31, 2007, the Bank’s largest single lending relationship had an outstanding balance of $5.2 million.  Credit granted to this borrower in excess of the legal lending limit is part of the Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $4.3 million, which consisted of a loan to a municipality and was not subject to the legal lending limit.  The Bank had one additional lending relationship exceeding the legal lending limit totaling $3.8 million at December 31, 2007.  Credit granted to this borrower in excess of the legal lending limit is also part of the Pilot Program.  The next largest borrower had loans which totaled $3.5 million and consisted of loans secured by commercial real estate and business property in the Bank’s lending area.  At December 31, 2007, all of such loans were performing in accordance with their original terms.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2007		2006		2005		2004		2003
	Dollar		Dollar		Dollar		Dollar		Dollar
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$65,706	28.3%	$64,662	30.0%	$66,011	34.0%	$69,310	38.2%	$76,396	39.7%
Home equity loans and lines of credit	49,426	21.3%	47,330	22.0%	39,933	20.5%	31,548	17.4%	30,316	15.8%
Commercial	71,599	30.9%	61,128	28.4%	52,990	27.3%	48,539	26.8%	44,935	23.4%

Total real estate loans	186,731	80.5%	173,120	80.4%	158,934	81.8%	149,397	82.4%	151,647	78.9%

Other loans:
Commercial business	35,566	15.3%	34,588	16.0%	27,732	14.2%	23,898	13.2%	26,470	13.8%
Consumer	9,679	4.2%	7,671	3.6%	7,729	4.0%	8,090	4.4%	14,142	7.3%

Total other loans	45,245	19.5%	42,259	19.6%	35,461	18.2%	31,988	17.6%	40,612	21.1%

Total loans receivable	231,976	100.0%	215,379	100.0%	194,395	100.0%	181,385	100.0%	192,259	100.0%
Less:
Allowance for loan losses	2,157		2,035		1,869		1,810		1,777

Net loans receivable	$229,819		$213,344		$192,526		$179,575		$190,482

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation’s portfolio as of December 31, 2007.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$1,142	$3,829	$11,487	$49,248	$65,706
Home equity loans and lines of credit	379	6,229	16,694	26,124	49,426
Commercial mortgages	2,758	4,487	13,306	51,048	71,599
Commercial business	4,068	9,314	4,063	18,121	35,566
Consumer	593	6,926	1,727	433	9,679

	$8,940	$30,785	$47,277	$144,974	$231,976

The following table sets forth the dollar amount of the Corporation’s fixed- and adjustable-rate loans with maturities greater than one year as of December 31, 2007:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates

Residential mortgage	$52,120	$13,586
Home equity loans and lines of credit	45,782	3,644
Commercial mortgage	16,260	55,339
Commercial business	14,114	21,452
Consumer	8,876	803

	$137,152	$94,824

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

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule.  Typically loans are considered non-accruing upon reaching 90 days delinquent, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans.  When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted.  If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Corporation may be the buyer.

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

As of December 31, 2007, the Corporation’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $1.1 million or 0.35% of the Corporation’s total assets.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of December 31, 2007, the Corporation’s classified and criticized assets amounted to $6.6 million with $2.8 million classified as substandard and $3.8 million identified as special mention.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2007	2006	2005	2004	2003

Non-performing loans	$952	$1,841	$1,452	$840	$1,329

Total as a percentage of gross loans	0.41%	0.85%	0.75%	0.46%	0.69%

Repossessions	-	-	-	2	45
Real estate acquired through foreclosure	129	98	106	69	-
Total as a percentage of total assets	0.04%	0.03%	0.04%	0.03%	0.00%

Total non-performing assets	$1,081	$1,939	$1,558	$911	$1,374

Total non-performing assets
as a percentage of total assets	0.35%	0.65%	0.57%	0.33%	0.52%

Allowance for loan losses as a
percentage of non-performing loans	226.58%	110.54%	128.72%	215.48%	133.71%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio.  The Corporation analyzes its loan portfolio each quarter for valuation purposes and to determine the adequacy of its allowance for losses.  Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2007 of $2.2 million was adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$2,035	$1,869	$1,810	$1,777	$1,587

Provision for loan losses	256	358	205	290	330

Charge-offs:
Mortgage loans	(82)	(154)	(46)	(165)	(25)
Commercial business loans	(22)	(18)	(60)	(36)	(26)
Consumer loans	(60)	(49)	(91)	(117)	(154)
	(164)	(221)	(197)	(318)	(205)

Recoveries:
Mortgage loans	1	-	-	17	-
Commercial business loans	16	19	18	19	22
Consumer loans	13	10	33	25	43
	30	29	51	61	65

Balance at end of period	$2,157	$2,035	$1,869	$1,810	$1,777

Ratio of net charge-offs to average loans outstanding	0.06%	0.09%	0.08%	0.14%	0.08%

Ratio of allowance to total loans at end of period	0.93%	0.94%	0.96%	1.00%	0.92%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$387	17.9%	$532	26.1%	$554	29.6%	$503	27.8%	$623	35.1%
Commercial mortgages	1,068	49.5%	820	40.3%	841	45.0%	1,137	62.8%	798	44.9%
Residential mortgages	309	14.3%	239	11.7%	211	11.3%	10	0.6%	20	1.1%
Home equity loans	368	17.1%	339	16.7%	150	8.0%	39	2.2%	68	3.8%
Consumer loans	79	3.7%	83	4.1%	106	5.7%	121	6.7%	190	10.7%
Unallocated	(54)	-2.5%	22	1.1%	7	0.4%	-	0.0%	78	4.4%

	$2,157	100%	$2,035	100%	$1,869	100%	$1,810	100%	$1,777	100%

Investment Portfolio

General.  The Corporation maintains an investment portfolio of securities such as U.S. government and agency securities, state and municipal debt obligations, corporate notes and bonds, and to a lesser extent, mortgage-backed and equity securities. Management generally maintains an investment portfolio with relatively short maturities to minimize overall interest rate risk.  However, at December 31, 2007 approximately $13.7 million was invested in longer-term callable municipal securities, as part of a strategy to moderate federal income taxes.  The Bank has no investment with any one issuer in an amount greater than 10% of stockholders’ equity.

Investment decisions are made within policy guidelines established by the Board of Directors.  This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2007:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Government securities	$10,105	$14,226	$1,000	$1,000	$3,003	$-	$29,334
Mortgage-backed securities	210	793	-	881	-	-	1,884
Municipal securities	-	-	-	1,463	12,788	-	14,251
Corporate securities	2,939	-	-	-	-	-	2,939
Equity securities	-	-	-	-	-	3,511	3,511

Estimated fair value	$13,254	$15,019	$1,000	$3,344	$15,791	$3,511	$51,919

Weighted average yield (1)	4.44%	4.56%	4.90%	3.87%	5.08%	4.41%	4.64%

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

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank, a national association.  As of December 31, 2007, the Bank had no subsidiaries.

Personnel

At December 31, 2007, the Bank had 103 full time equivalent employees.  There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Bank.  As a national banking association, the Bank is subject to primary supervision, examination and regulation by the OCC.  The Corporation is also subject to regulations of the FDIC as administrator of the Deposit Insurance Fund (DIF) and the FRB.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Corporation’s operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC.  Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank’s growth, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank’s deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that the Corporation’s conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

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

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

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

Transactions with Affiliates.  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in any affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus.  Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank or its affiliate serves as investment advisor, and financial subsidiaries of the bank.  Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2007, the Bank’s loans-to-one-borrower limit was $3.6 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2007, the Bank’s largest single lending relationship had an outstanding balance of $5.2 million.  Credit granted to this borrower in excess of the legal lending limit is part of the Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $4.3 million, which consisted of a loan to a municipality and was not subject to the legal lending limit.  The Bank had one additional lending relationship exceeding the legal lending limit totaling $3.8 million at December 31, 2007.  Credit granted to this borrower in excess of the legal lending limit is also part of the Pilot Program.  The next largest borrower had loans which totaled $3.5 million and consisted of loans secured by commercial real estate and business property in the Bank’s lending area.  At December 31, 2007, all of such loans were performing in accordance with their terms.

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

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2007, the Bank exceeded the required ratios for classification as “well/adequately capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

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

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund (DIF) and are backed by the full faith and credit of the U.S. Government.  As insurer, the Federal Deposit Insurance Corporation (FDIC) is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution's capital— “well capitalized,” “adequately capitalized,” and “undercapitalized.”  These capital levels are defined in the same manner as under the prompt corrective action system discussed above.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for well-capitalized healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concern.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF.  The annual assessment rate set for the third quarter of 2007 was 0.00285% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the DIF, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases.  The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and set risk-based premiums.

Major provisions in the legislation include:

•	Merging the SAIF and BIF, which became effective March 31, 2006.
•
Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000.  Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

•
Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

•
Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996.  The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

•
Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of May 5, 2004, the Bank was rated “satisfactory.”

On September 1, 2005, the federal banking agencies amended the CRA regulations to:

•	establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and
•	take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Pittsburgh.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB.  At December 31, 2007, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2007, the Bank was in compliance with these requirements.

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

Economic Conditions and Geographic Concentration.  The Corporation’s operations are located in western Pennsylvania and are concentrated in Venango, Clarion and Butler Counties, Pennsylvania.  Although management has diversified the Corporation’s loan portfolio into other Pennsylvania counties, and to a very limited extent, into other states, the vast majority of the Corporation’s credits remain concentrated in the three primary counties.  As a result of this geographic concentration, the Corporation’s results depend largely upon economic and real estate market conditions in these areas.  Deterioration in economic or real estate market conditions in the Corporation’s primary market areas could have a material adverse impact on the quality of the Corporation’s loan portfolio, the demand for its products and services, and its financial condition and results of operations.

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

There are increased risks involved with commercial real estate and commercial business and consumer lending activities.  Our lending activities include loans secured by commercial real estate.  Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances and the dependency on successful operation of the project for repayment.  Our lending activities also include commercial business loans to small to medium business, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans and unsecured loans.  Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Corporation owns no real property but utilizes the main office of the Bank.  The Corporation’s and the Bank’s executive offices are located at 612 Main Street, Emlenton, Pennsylvania.  The Corporation pays no rent or other form of consideration for the use of this facility.  The following table sets forth information with respect to the Bank’s offices at December 31, 2007:

(Dollar amounts in thousands)		Owned	Lease	Net Book	Deposits
		or	Expiration	Value or	at
Location	County	Leased	Date (1)	Annual Rent	12/31/2007

Corporate and Bank Main Offices:

Headquarters and Main Office	Venango	Owned	--	$1,880	$44,238
612 Main Street, Emlenton, Pennsylvania 16373

Data Center	Venango	Owned	--	1,041	--
708 Main Street, Emlenton, Pennsylvania 16373

Bank Branch Offices

Bon Aire Office	Butler	Leased	May 2011	40	38,347
1101 North Main Street, Butler, Pennsylvania 16003

Brookville Office	Jefferson	Owned	--	692	21,988
263 Main Street, Brookville, Pennsylvania 15825

Clarion Office	Clarion	Owned	--	310	34,973
Sixth & Wood Street, Clarion, Pennsylvania 16214

Cranberry Office	Venango	Owned	--	1,198	6,325
7001 Route 322, PO Box 235, Cranberry, PA 16319

DuBois Office	Clearfield	Leased	June 2010	21	15,755
861 Beaver Drive, Dubois, Pennsylvania 15801

East Brady Office	Clarion	Owned	--	47	18,833
323 Kelly's Way, East Brady, Pennsylvania 16028

Eau Claire Office	Butler	Owned	--	149	15,815
207 Washington Street, Eau Claire, Pennsylvania 16030

Grove City Office (2)	Mercer	Owned	--	688	--
1319 West Main Street, Grove City, Pennsylvania 16127

Knox Office	Clarion	Leased	December 2011	28	29,955
Route 338 South, Knox, Pennsylvania 16232

Meridian Office	Butler	Leased	December 2012	26	7,798
101 Meridian Road, Butler, Pennsylvania 16003

Ridgway Office	Elk	Owned	--	149	10,235
173 Main Street, Ridgway, Pennsylvania 15853

					$244,262

(1)	Lease agreements for leased offices typically include renewal options.
(2) Branch office expected to open in early 2008.

Item  3.  Legal Proceedings

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

Item  4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2007.

PART II

Item  5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
The information is contained under the section captioned “Stock and Dividend Information” in the Corporation’s Annual Report for the fiscal year ended December 31, 2007, and is incorporated herein by reference.  For information with respect to equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  There were no sales of the Corporation’s unregistered securities during the period covered by this report.

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of NASDAQ Composite and SNL $250 million to $500 million Bank Index for the five year period beginning December 31, 2002 and ending December 31, 2007. Each assumes an investment of $100 on December 31, 2002 and reinvestment of dividends when paid.  The graph is not necessarily indicative of future price performance.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. The Corporation did not repurchase any of its equity securities in the year ended December 31, 2007.

Item 6.  Selected Financial Data

The required information is contained in the section captioned “Selected Consolidated Financial Data” in the Corporation’s Annual Report for the year ended December 31, 2007 and incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The required information is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report for the year ended December 31, 2007 and is incorporated herein by reference.

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

Based on certain assumptions by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at December 31, 2007, the Corporation’s interest-earning assets maturing or repricing within one year totaled $72.7 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $93.2 million, providing an excess of interest-bearing liabilities over interest-earning assets of $20.5 million or a negative 6.6% of total assets.  At December 31, 2007, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 78.1%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item  8.  Financial Statements and Supplementary Data

The Corporation’s consolidated financial statements required herein are contained in the Corporation’s Annual Report for the year ended December 31, 2007 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).  Controls and Procedures.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports in compliance with the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s Management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Exchange Act.  As of December 31, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2007, there were no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced above.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a – 15(f).  The Corporation’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  The Corporation’s internal control over financial reporting was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers  and Corporate Governance

The information contained under the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” is incorporated herein by reference to the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 23, 2008 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

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

Item 15.  Exhibits and Financial Statement Schedules

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

3.1 Articles of Incorporation of Emclaire Financial Corp. (1)

3.2 Bylaws of Emclaire Financial Corp. (1)

4 Specimen Stock Certificate of Emclaire Financial Corp. (2)

10.1 Employment Agreement between Emclaire Financial Corp., the Farmers National bank of Emlenton and David L. Cox, dated as of July 1, 2007. (3)

10.2 Employment Agreement between Emclaire Financial Corp., the Farmers National bank of Emlenton and William C. Marsh, dated as of July 1, 2007. (3)

10.3 Change in Control Agreement between Emclaire Financial Corp., the Farmers National bank of Emlenton and Raymond M. Lawton, dated as of July 1, 2007. (3)

10.4 Change in Control Agreement between Emclaire Financial Corp., the Farmers National bank of Emlenton and Kathleen L. Buzzard, dated as of July 1, 2007. (3)

10.5 Form of Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (5)

10.6 Form of Supplemental Executive Retiement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (5)

11 Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

13 Annual Report to Stockholders for the fiscal year ended December 31, 2007.

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
(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2007.
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

EMCLAIRE FINANCIAL CORP.

Dated: March 24, 2008	By:	/s/ David L. Cox
David L. Cox
President, Chief Executive Officer, and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ David L. Cox	By:	/s/ William C. Marsh
	David L. Cox		William C. Marsh
	President		Chief Financial Officer and Treasurer
	Chairman of the Board		Director
	Chief Executive Officer		(Principal Financial and Accounting Officer)
Director
(Principal Executive Officer)

Date:	March 24, 2008	Date:	March 24, 2008

By:	/s/ Ronald L. Ashbaugh	By:	/s/ Brian C. McCarrier
	Ronald L. Ashbaugh		Brian C. McCarrier
	Director		Director

Date:	March 24, 2008	Date:	March 24, 2008

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date:	March 24, 2008	Date:	March 24, 2008

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date:	March 24, 2008	Date:	March 24, 2008

By:	/s/ J. Michael King	By:	/s/ John B. Mason
	J. Michael King		John B. Mason
	Director		Director

Date:	March 24, 2008	Date:	March 24, 2008