Form 10-Q
period 2008-03-31
EMCLAIRE FINANCIAL CORP
filed 2008-05-14
CIK 858800

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------

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

     Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of shares outstanding of the Registrant's common stock was 1,267,835 at May 14, 2008.

================================================================================

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.         Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                March 31, 2008 and December 31, 2007...........................................1

                Consolidated Statements of Income for the three
                months ended March 31, 2008 and 2007...........................................2

                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007...........................................3

                Consolidated Statements of Changes in Stockholders'
                Equity for the three months ended March 31, 2008 and 2007......................4

                Notes to Consolidated Financial Statements.....................................5

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations..............................11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk....................17

Item 4.         Controls and Procedures.......................................................18

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.         Legal Proceedings.............................................................18

Item 1A.        Risk Factors..................................................................18

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds...................19

Item 3.         Defaults Upon Senior Securities...............................................19

Item 4T.        Submission of Matters to a Vote of Security Holders...........................19

Item 5.         Other Information.............................................................19

Item 6.         Exhibits......................................................................19

Signatures      ..............................................................................20

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Interim Financial Statements
------------------------------------

                     Emclaire Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
             As of March 31, 2008 (Unaudited) and December 31, 2007
                (Dollar amounts in thousands, except share data)


                                                  March 31,       December 31,
                                                   2008               2007
                                             ---------------     ---------------

                   Assets
                   ------

Cash and due from banks                      $         8,079     $       10,288
Interest earning deposits with banks                   6,825                195
                                             ---------------     ---------------
  Cash and cash equivalents                           14,904             10,483
Securities available for sale, at fair value          55,078             51,919
Loans receivable, net of allowance for loan
 losses of $2,219 and $2,157                         232,863            229,819
Federal bank stocks, at cost                           2,697              2,662
Bank-owned life insurance                              5,036              4,987
Accrued interest receivable                            1,360              1,365
Premises and equipment, net                            8,091              7,904
Goodwill                                               1,422              1,422
Prepaid expenses and other assets                      1,071              1,159
                                             ---------------     ---------------

    Total Assets                             $       322,522     $      311,720
                                             ===============     ===============


    Liabilities and Stockholders' Equity
    ------------------------------------

Liabilities:
 Deposits:
  Non-interest bearing                       $        48,184     $       47,111
  Interest bearing                                   203,347            197,151
                                             ---------------     ---------------
    Total deposits                                   251,531            244,262
 Short-term borrowed funds                             8,757              5,400
 Long-term borrowed funds                             35,000             35,000
 Accrued interest payable                                780                771
 Accrued expenses and other liabilities                1,368              1,584
                                             ---------------     ---------------

  Total Liabilities                                  297,436            287,017
                                             ---------------     ---------------

Stockholders' Equity:
 Preferred stock, $1.00 par value, 3,000,000
  shares authorized; none issued                           -                  -
 Common stock, $1.25 par value, 12,000,000
  shares authorized; 1,395,852 shares issued;
  1,267,835 shares outstanding                         1,745              1,745
 Additional paid-in capital                           10,923             10,902
 Treasury stock, at cost; 128,017 shares              (2,653)            (2,653)
 Retained earnings                                    15,267             15,114
 Accumulated other comprehensive loss                   (196)              (405)
                                             ---------------     ---------------

   Total Stockholders' Equity                         25,086             24,703
                                             ---------------     ---------------

    Total Liabilities and Stockholders'
     Equity                                  $       322,522     $      311,720
                                             ===============     ===============

 Common shares outstanding                         1,267,835          1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                        Consolidated Statements of Income
         For the three months ended March 31, 2008 and 2007 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                 For the three months ended
                                                          March 31,
                                             -----------------------------------
                                                   2008                2007
                                             ---------------     ---------------

Interest and dividend income:
  Loans receivable, including fees           $         3,928     $         3,604
  Securities:
    Taxable                                              378                 364
    Exempt from federal income tax                       161                 173
  Federal bank stocks                                     30                  50
  Deposits with banks                                     23                 121
                                             ---------------     ---------------
   Total interest and dividend income                  4,520               4,312
                                             ---------------     ---------------

Interest expense:
  Deposits                                             1,572               1,667
  Borrowed funds                                         405                 336
                                             ---------------     ---------------
   Total interest expense                              1,977               2,003
                                             ---------------     ---------------

Net interest income                                    2,543               2,309
  Provision for loan losses                               60                  45
                                             ---------------     ---------------

Net interest income after provision for loan
 losses                                                2,483               2,264
                                             ---------------     ---------------

Noninterest income:
  Fees and service charges                               358                 326
  Commissions on financial services                      118                 162
  Net gain on available for sale securities                -                  58
  Net gain on sales of loans                              14                   -
  Earnings on bank-owned life insurance
   (BOLI)                                                 56                  53
  Other                                                  114                 131
                                             ---------------     ---------------
   Total noninterest income                              660                 730
                                             ---------------     ---------------

Noninterest expense:
  Compensation and employee benefits                   1,417               1,306
  Premises and equipment                                 420                 400
  Other                                                  576                 604
                                             ---------------     ---------------
   Total noninterest expense                           2,413               2,310
                                             ---------------     ---------------

Income before provision for income taxes                 730                 684
  Provision for income taxes                             171                 133
                                             ---------------     ---------------

Net income                                   $           559     $           551
                                             ===============     ===============

  Basic and diluted earnings per share       $          0.44     $          0.43

  Average common shares outstanding                1,267,835           1,267,835


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2008 and 2007 (Unaudited)
                          (Dollar amounts in thousands)


                                                 For the three months ended
                                                          March 31,
                                             -----------------------------------
                                                  2008                2007
                                             ---------------     ---------------

Cash flows from operating activities
 Net income                                  $          559      $          551
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization of
     premises and equipment                             165                 170
    Provision for loan losses                            60                  45
    Amortization of premiums and
     accretion of discounts, net                        (35)                 (2)
    Amortization of mortgage servicing
     rights                                               5                   4
    Amortization of deferred loan costs                  70                  52
    Realized gains on sales of available
     for sale securities, net                             -                 (58)
    Net gains on sales of loans                         (14)                  -
    Originations of loans sold                         (355)               (312)
    Proceeds from the sale of loans                     357                 312
    Stock compensation expense                           20                   -
    Earnings on bank owned life
     insurance, net                                     (49)                (47)
    (Increase) decrease in accrued
     interest receivable                                  5                (102)
    Increase in prepaid expenses and
     other assets                                       (25)               (191)
    Increase (decrease) in accrued
     interest payable                                     9                 (71)
    Increase (decrease) in accrued
     expenses and other liabilities                    (216)                435
                                             ---------------     ---------------
  Net cash provided by operating
   activities                                           556                 786
                                             ---------------     ---------------

Cash flows from investing activities
 Loan originations and principal
  collections, net                                   (3,164)                312
 Available for sale securities:
       Sales                                              -                 265
       Maturities, repayments and calls              24,486                 126
       Purchases                                    (27,291)             (5,647)
 (Purchase) redemption of federal bank
  stocks                                                (35)                  8
 Purchases of premises and equipment                   (352)               (103)
                                             ---------------     ---------------
  Net cash used in investing activities              (6,356)             (5,039)
                                             ---------------     ---------------

Cash flows from financing activities
 Net increase (decrease) in deposits                  7,269              (1,021)
 Net increase in short-term borrowed
  funds                                               3,357                   -
 Dividends paid on common stock                        (405)               (368)
                                             ---------------     ---------------
  Net cash provided by (used in)
   financing activities                              10,221              (1,389)
                                             ---------------     ---------------

Net increase (decrease) in cash and cash
 equivalents                                          4,421              (5,642)
Cash and cash equivalents at beginning of
 period                                              10,483              16,717
                                             ---------------     ---------------
Cash and cash equivalents at end of
 period                                      $       14,904      $       11,075
                                             ===============     ===============

Supplemental information:
 Interest paid                               $        1,968      $        2,074


See accompanying notes to consolidated financial statements.

                     Emclaire Financial Corp. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
         For the three months ended March 31, 2008 and 2007 (Unaudited)
              (Dollar amounts in thousands, except per share data)


                                                 For the three months ended
                                                          March 31,
                                             -----------------------------------
                                                  2008                2007
                                             ---------------     ---------------

Balance at beginning of period               $       24,703      $       23,917

Net income                                              559                 551

Other comprehensive income (loss):
  Change in net unrealized gains on available
  for sale securities, net of taxes                     209                   7
  Less reclassification adjustment for gains
   included
  in net income, net of taxes                             -                 (38)
                                             ---------------     ---------------
  Other comprehensive income (loss)                     209                 (31)
                                             ---------------     ---------------

Total comprehensive income                              768                 520

Stock compensation expense                               20                   -

Dividends declared                                     (405)               (368)
                                             ---------------     ---------------

Balance at end of period                     $       25,086      $       24,069
                                             ===============     ===============

Common cash dividend per share               $         0.32      $         0.29
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

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2007, as contained in the Corporation's 2007 Annual Report of Form 10-K filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Earnings per Common Share.

     Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options on 85,000 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive.

3.   Securities.

     The Corporation's securities as of the respective dates are summarized as follows:

-----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                Amortized      Unrealized     Unrealized         Fair
                                               cost           gains          losses          value
-----------------------------------------------------------------------------------------------------

Available for sale:
-------------------
  March 31, 2008:
    U.S. Government agencies and related
     entities                               $    16,496     $      145     $        -      $   16,642
    Mortgage-backed securities                   14,476             62             (6)         14,531
    Municipal securities                         13,686            669              -          14,354
    Corporate securities                          5,987              -             (1)          5,986
    Equity securities                             4,265              -           (701)          3,565
                                            -----------     ----------     -----------     ----------
                                            $    54,910     $      876     $     (707)     $   55,078
                                            ===========     ==========     ===========     ==========
  December 31, 2007:
    U.S. Government agencies and related
     entities                               $    29,356     $       37     $      (59)     $   29,334
    Mortgage-backed securities                    1,932              -            (48)          1,884
    Municipal securities                         13,685            566              -          14,251
    Corporate securities                          2,939              -              -           2,939
    Equity securities                             4,156              -           (645)          3,511
                                            -----------     ----------     -----------     ----------
                                            $    52,068     $      603     $     (752)     $   51,919
                                            ===========     ==========     ===========     ==========
-----------------------------------------------------------------------------------------------------

     Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and
     (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these considerations, the Corporation does not consider any investment to be other than temporarily impaired at March 31, 2008.

4.   Loans Receivable.

     The  Corporation's   loans  receivable  as  of  the  respective  dates  are
     summarized as follows:

--------------------------------------------------------------------------------
(Dollar amounts in thousands)                   March 31,           December 31,
                                                   2008                2007
--------------------------------------------------------------------------------

Mortgage loans on real estate:
  Residential first mortgages                $        65,798     $        65,706
  Home equity loans and lines of credit               48,892              49,426
  Commercial real estate                              73,714              71,599
                                             ---------------     ---------------
                                                     188,404             186,731
Other loans:
  Commercial business                                 37,673              35,566
  Consumer                                             9,005               9,679
                                             ---------------     ---------------
                                                      46,678              45,245
                                             ---------------     ---------------

Total loans, gross                                   235,082             231,976

Less allowance for loan losses                         2,219               2,157
                                             ---------------     ---------------

Total loans, net                             $       232,863     $       229,819
                                             ===============     ===============
--------------------------------------------------------------------------------

5.   Deposits.

     The Corporation's deposits as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   March 31, 2008                December 31, 2007
----------------------------------------------------------------------------------------------------
              Type of accounts                 Amount           %           Amount            %
----------------------------------------------------------------------    --------------------------

Non-interest bearing deposits                $   48,184          19.2%    $    47,111          19.3%
Interest bearing demand deposits                 86,345          34.3%         77,614          31.8%
Time deposits                                   117,002          46.5%        119,537          48.9%
                                             ----------     ----------    -----------     ----------

                                             $  251,531         100.0%    $   244,262         100.0%
                                             ==========     ==========    ===========     ==========
----------------------------------------------------------------------------------------------------

6.   Guarantees.

     The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at March 31, 2008, $85,000 will expire within the next seventeen months, $848,000 will automatically renew within the next twelve months and $206,000 will automatically renew within thirteen to twenty-five months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

7.   Employee Benefit Plans.

     The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the three months ended March 31, 2008 and 2007 amounted to $37,000 and $33,000, respectively.

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

     The components of the periodic pension cost are as follows:


                                                      For the three months ended
(Dollar amounts in thousands)                                  March 31,
                                                      --------------------------
                                                          2008           2007
-----------------------------------------------------------------     ----------

Service cost                                           $      63      $      57
Interest cost                                                 71             65
Expected return on plan assets                               (79)           (77)
Transition asset                                               -             (2)
Prior service costs                                           (8)            (8)
Recognized net actuarial (gain) loss                           4              7
                                                       ----------     ----------

Net periodic pension cost                              $      51      $      42
                                                       ==========     ==========


     The expected rate of return on plan assets was 8.50% for the periods ended March 31, 2008 and 2007. The Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $335,000 to its pension plan in 2008. As of March 31, 2008, there have been no contributions. The Corporation presently anticipates contributing $335,000 to its pension plan in 2008.

8.   Stock Compensation Plans.

     In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Effective May 2007, the Corporation adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the three-month period ended March 31, 2008, the Corporation recognized $20,000, net of taxes, in compensation expense for stock options.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                For the three months ended
                                      March 31, 2008
------------------------------------------------------------

Dividend yield                            4.46%
Expected life                            10 years
Expected volatility                       14.09%
Risk-free interest rate                   5.10%
------------------------------------------------------------


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

     A summary of option activity under the Plan as of March 31, 2008, and changes during the period then ended is presented below:

----------------------------------------------------------------------------------------------------
                                           Weighted-                              Weighted-Average
                                            Average            Aggregate           Remaining Term
                          Options       Exercise Price      Intrinsic Value          (in years)
----------------------------------------------------------------------------------------------------

Outstanding at the
 beginning of the year       84,000              $26.00                                          9.2
Granted                       1,000               25.90                                          9.9
Exercised                         -                   -                                            -
Forfeited                         -                   -                                            -
                         ----------     ---------------     ---------------     --------------------
Outstanding as of March
 31, 2008                    85,000              $25.99                  $-                      9.2
                         ==========     ===============     ===============     ====================

Exercisable as of March
 31, 2008                         -                  $-                  $-                        -
                         ==========     ===============     ===============     ====================


     A summary of the status of the Corporation's nonvested shares as of March 31, 2008, and changes during the period then ended is presented below:


----------------------------------------------------------------------
                                                   Weighted-Average
                                  Options       Grant-date Fair Value
----------------------------------------------------------------------

Nonvested at the beginning of
 the year                              84,000   $                 3.39
Granted                                 1,000                     3.09
Vested                                      -                        -
Forfeited                                   -                        -
                              ---------------   ----------------------
Nonvested as of March 31, 2008         85,000   $                 3.39
                              ===============   ======================
----------------------------------------------------------------------


     As of March 31, 2008, there was $236,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over an average period of 2.2 years.

9.   Fair Values of Financial Instruments.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles
     (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value. There was no impact from the adoption of SFAS 157 on the amounts reported in the consolidated financial statements. The primary effect of SFAS 157 on the Corporation was to expand the required disclosures pertaining to the methods used to determine fair values.

     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

          Level  1:  Unadjusted   quoted  prices  in  active  markets  that  are
          accessible at the measurement date for identical, unrestricted assets or liabilities.

          Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

          Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

     An asset or liability's  level within the fair value  hierarchy is based on
     the  lowest  level  of  input  that  is   significant  to  the  fair  value
     measurement.

     For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                            (Level 1) Quoted       (Level 2)
                                               Prices in           Significant          (Level 3)
                                             Active Markets           Other            Significant
                                             for Identical         Observable         Unobservable
Description                 March 31, 2008       Assets               Inputs              Inputs
----------------------------------------------------------------------------------------------------

Securities available for
 sale                        $    55,078    $          3,565     $        51,513      $           -

                             -----------    ----------------     ---------------     ---------------
                             $    55,078    $          3,565     $        51,513      $           -
                             ===========    ================     ===============     ===============
----------------------------------------------------------------------------------------------------


     The Corporation's adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption does not apply to non-financial assets and non-financial liabilities until January 1, 2009 in accordance with FSP FAS 157-2. The following valuation technique was used to measure fair value of assets in the table above on a recurring basis as of March 31, 2008:

     Available for sale securities - Fair value on available for sale securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities. As of March 31, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

10.  Adoption of New Accounting Standards.

     The Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008 for financial assets and liabilities that are measured and reported at fair value. There was no impact from the adoption of SFAS 157 on the amounts reported in the consolidated financial statements. The primary effect of SFAS 157 on the Corporation was to expand required disclosures pertaining to the methods used to determine fair values. See note 9 for further detail.

11.  Effect of Recently Issued Accounting Standards.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Corporation January 1, 2008. This new accounting pronouncement had no effect on the Corporation's consolidated financial statements as the Corporation elected not to adopt SFAS 159.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. This new pronouncement will impact the Corporation's accounting for business combinations completed beginning January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008, which for the Corporation will be January 1, 2009. The Corporation believes that this new pronouncement will have an immaterial impact on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three months ended March 31, 2008 compared to the same periods in 2007 and should be read in conjunction with the Corporation's December 31, 2007 Annual Report of Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 11 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $10.8 million to $322.5 million at March 31, 2008 from $311.7 million at December 31, 2007. This 3.5% increase resulted from increases in cash and cash equivalents, securities and loans receivable, net of allowance for loan losses, of $4.4 million, $3.2 million and $3.0 million, respectively. The increase in the Corporation's assets was primarily funded by increases in customer deposits and short-term borrowed funds.

Total liabilities increased $10.4 million to $297.4 million at March 31, 2008 from $287.0 million at December 31, 2007, while total stockholders' equity increased $383,000 to $25.1 million at March 31, 2008 from $24.7 million at December 31, 2007. The increase in total liabilities resulted primarily from increases in customer deposits of $7.3 million and short-term borrowed funds of $3.4 million.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2008 and 2007

General. Net income increased $8,000 or 1.4% to $559,000 for the three months ended March 31, 2008 from $551,000 for the same period in 2007. This increase was the result of an increase in net interest income of $234,000 partially offset by a decrease in noninterest income of $70,000 and increases in the provision for loan losses, noninterest expense and the provision for income taxes of $15,000, $103,000 and $38,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $226,000 or 9.3% to $2.6 million for the three months ended March 31, 2008 from $2.4 million for the same period in 2007. This net increase can be attributed to an increase in tax equivalent interest income of $200,000 and a decrease in interest expense of $26,000.

Interest income. Interest income on a tax equivalent basis increased $200,000 or 4.5% to $4.6 million for the three months ended March 31, 2008, compared to $4.4 million for the same period in the prior year. This increase can be attributed to an increase in interest earned on loans of $322,000, partially offset by decreases in interest on securities and interest-earning deposits with banks and dividends on federal bank stocks of $4,000, $98,000 and $20,000, respectively.

Tax equivalent interest earned on loans receivable increased $322,000 or 8.9% to $4.0 million for the three months ended March 31, 2008, compared to $3.6 million for the same period in 2007. This increase resulted primarily from average loans increasing $18.4 million or 8.6%, accounting for $312,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios.

Tax equivalent interest earned on securities decreased $4,000 to $611,000 for the three months ended March 31, 2008, compared to $615,000 for the same period in 2007. The average volume of securities decreased $5.0 million or 9.5%, accounting for a $61,000 decrease in interest income. Offsetting this volume decrease, the yield on securities increased 43 basis points to 5.23% for the three months ended March 31, 2008, versus 4.80% for the same period in 2007, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $57,000 to interest income.

Interest earned on interest-earning deposit accounts decreased $98,000 or 81.0% to $23,000 for the three months ended March 31, 2008 from $121,000 for the same period in 2007. The average volume of these assets decreased $6.0 million or 64.1%, primarily as a result of funding loans and purchasing securities, decreasing interest income by $57,000. Additionally, the average yield on interest-earning deposit accounts decreased 248 basis points to 2.75% for the three months ended March 31, 2008, compared to 5.23% for the same period in the prior year, accounting for a $41,000 decrease in interest income. The decrease in the average yield reflects the recent decreases in short-term market interest rates. Dividends on federal bank stocks decreased $20,000 or 40.0% to $30,000 for the three month period ended March 31, 2008 from $50,000 for the same period in 2007. The average volume of these assets increased $309,000 or 14.0%, accounting for a $6,000 increase in income. Offsetting this volume increase, the yield on federal bank stock decreased 439 basis points to 4.79% for the three months ended March 31, 2008, versus 9.18% for the same period in 2007. The higher yield experienced during the first quarter of 2007 resulted from the recognition during the period of a fourth quarter 2006 special dividend on FHLB capital stock.

Interest expense. Interest expense decreased $26,000 or 1.3% to $2.0 million for the three months ended March 31, 2008, and 2007. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $95,000, partially offset by an increase in borrowed funds of $69,000.

Interest expense incurred on deposits decreased $95,000 or 5.7% to $1.6 million for the three months ended March 31, 2008, compared to $1.7 million for the same period in the prior year. The average volume of deposits decreased $4.0 million to $195.7 million for the three months ended March 31, 2008, compared to $199.7 million for the same period in 2007 causing a $33,000 decrease in interest expense. Additionally, the cost of interest-bearing deposits decreased 16 basis points to 3.23% for the three months ended March 31, 2008, compared to 3.39% for the same period in 2007 causing a $62,000 decrease in interest expense.

Interest expense incurred on borrowed funds increased $69,000 or 20.5% to $405,000 for the three months ended March 31, 2008, compared to $336,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $8.4 million or 27.8% to $38.4 million for the three months ended March 31, 2008, compared to $30.0 million for the same period in the prior year contributing $89,000 in additional expense. This volume increase was the result of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 used primarily to fund loan growth and $8.7 million in short-term borrowings placed in the first quarter of 2008 used to fund security purchases. Partially offsetting this volume increase, the cost of borrowed funds decreased 28 basis points to 4.25% for the three months ended March 31, 2008, compared to 4.54% for the same period in 2007 causing a $20,000 decrease in interest expense.

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

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                 Three months ended March 31,
                              ------------------------------------------------------------------------------------------
                                                2008                                             2007
                              ----------------------------------------          ----------------------------------------
                                  Average                    Yield/              Average                       Yield /
                                  Balance       Interest       Rate              Balance        Interest         Rate
------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
--------------------------
  Loans, taxable                $227,600         $3,860          6.82%            $208,776         $3,532          6.86%
  Loans, tax exempt                6,082             98          6.47%               6,495            104          6.49%
                              ----------     ----------                         ----------     ----------
    Total loans receivable       233,682          3,958          6.81%             215,271          3,636          6.85%
                              ----------     ----------                         ----------     ----------

  Securities, taxable             32,664            378          4.65%              36,758            364          4.02%
  Securities, tax exempt          14,361            233          6.53%              15,224            251          6.68%
                              ----------     ----------                         ----------     ----------
    Total securities              47,025            611          5.23%              51,982            615          4.80%
                              ----------     ----------                         ----------     ----------

  Interest-earning deposits
   with banks                      3,362             23          2.75%               9,375            121          5.23%
  Federal bank stocks              2,518             30          4.79%               2,209             50          9.18%
                              ----------     ----------                         ----------     ----------
    Total interest-earning
     cash equivalents              5,880             53          3.63%              11,584            171          5.99%
                              ----------     ----------                         ----------     ----------

  Total interest-earning
   assets                        286,587          4,622          6.49%             278,837          4,422          6.43%
    Cash and due from banks        5,224                                             6,163
    Other noninterest-earning
     assets                       14,614                                            14,535
                              ----------                                        ----------

    Total Assets                $306,425                                          $299,535
                              ==========                                        ==========

Interest-bearing
 liabilities:
--------------------------
  Interest-bearing demand
   deposits                      $78,962            282          1.44%             $72,176            233          1.31%
  Time deposits                  116,734          1,290          4.44%             127,533          1,434          4.56%
                              ----------     ----------                         ----------     ----------
    Total interest-bearing
     deposits                    195,696          1,572          3.23%             199,709          1,667          3.39%
                              ----------     ----------                         ----------     ----------

  Borrowed funds, short-
   term                            3,351              4          0.48%                   -              -          0.00%
  Borrowed funds, long-
   term                           35,000            401          4.61%              30,000            336          4.54%
                              ----------     ----------                         ----------     ----------
    Total borrowed funds          38,351            405          4.25%              30,000            336          4.54%
                              ----------     ----------                         ----------     ----------

  Total interest-bearing
   liabilities                   234,047          1,977          3.40%             229,709          2,003          3.54%
                              ----------     ----------                         ----------     ----------

    Noninterest-bearing demand
     deposits                     45,163              -              -              43,368              -              -
                              ----------     ----------                         ----------     ----------

    Funding and cost of funds    279,210          1,977          2.85%             273,077          2,003          2.97%

    Other noninterest-bearing
     liabilities                   2,388                                             2,572
                              ----------                                        ----------

    Total Liabilities            281,598                                           275,649
    Stockholders' Equity          24,827                                            23,886
                              ----------                                        ----------

    Total Liabilities and
     Stockholders' Equity       $306,425                                          $299,535
                              ==========     ----------                         ==========     ----------

Net interest income                              $2,645                                            $2,419
                                             ==========                                        ==========

Interest rate spread (difference between                         3.09%                                             2.89%
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)

Net interest margin (net interest                                3.69%                                             3.52%
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

----------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                    Three months ended March 31,
                                                                        2008 versus 2007
                                                                   Increase (Decrease) due to
                                                            ----------------------------------------
                                                              Volume          Rate          Total
----------------------------------------------------------------------------------------------------
 Interest income:
    Loans                                                   $     312      $      10     $      322
    Securities                                                    (61)            57             (4)
    Interest-earning deposits with banks                          (57)           (41)           (98)
    Federal bank stocks                                             6            (26)           (20)
                                                            ----------     ----------    -----------

    Total interest-earning assets                                 200              -            200
                                                            ----------     ----------    -----------

 Interest expense:
    Deposits                                                      (33)           (62)           (95)
    Borrowed funds                                                 89            (20)            69
                                                            ----------     ----------    -----------

    Total interest-bearing liabilities                             56            (82)           (26)
                                                            ----------     ----------    -----------

 Net interest income                                        $     144      $      82     $      226
                                                            ==========     ==========    ===========
----------------------------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended March 31, 2008 and 2007 is as follows:


--------------------------------------------------------------------------------
(Dollar amounts in thousands)                    For the three months ended
                                                          March 31,
                                             -----------------------------------
                                                  2008                2007
--------------------------------------------------------------------------------
Balance at the beginning of the period       $        2,157      $        2,035
Provision for loan losses                                60                  45
Charge-offs                                              (9)                (15)
Recoveries                                               11                  13
                                             ---------------     ---------------
Balance at the end of the period             $        2,219      $        2,078
                                             ===============     ===============

Non-performing loans                         $          855      $        1,980
Non-performing assets                                   979               1,980
Non-performing loans to total loans                    0.36%               0.92%
Non-performing assets to total assets                  0.30%               0.66%
Allowance for loan losses to total loans               0.94%               0.97%
Allowance for loan losses to non-performing
 loans                                               259.53%             104.95%
--------------------------------------------------------------------------------

The provision for loan losses increased $15,000 or 33.3% to $60,000 for the three month period ended March 31, 2008 from $45,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $60,000 in the provision for loan losses during the three months ended March 31, 2008.

Noninterest income. Noninterest income decreased $70,000 or 9.6% to $660,000 during the three months ended March 31, 2008, compared to $730,000 during the same period in the prior year. This decrease can be attributed to decreases in commissions earned on financial services, gains on securities and other noninterest income of $44,000, $58,000 and $17,000, respectively. Partially offsetting this decrease in noninterest income were increases in fees and service charges, gains on the sale of loans and earnings on bank-owned life insurance of $32,000, $14,000, and $3,000, respectively.

Noninterest expense. Noninterest expense increased $103,000 to $2.4 million during the three months ended March 31, 2008, compared to $2.3 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits and premises and equipment of $111,000 and $20,000, respectively, partially offset by a decrease in other noninterest expenses of $28,000.

Compensation and employee benefits increased $111,000 or 8.5% to $1.4 million for the three months ended March 31, 2008, compared to $1.3 million for the same period the prior year. This increase can be attributed primarily to normal salary and wage increases and the addition of staff at a new branch location.

Premises and equipment increased $20,000 or 5.0% to $420,000 for the three months ended March 31, 2008, compared to $400,000 for the same period in the prior year. This increase can be attributed primarily to costs associated with an additional branch office which was opened in April 2008.

Other noninterest expense decreased $28,000 or 4.6% to $576,000 during the three months ended March 31, 2008, compared to $604,000 for the same period in the prior year. This decrease can be attributed primarily to a decrease in professional fees relating to Sarbanes-Oxley Section 404 compliance.

Provision for income taxes. The provision for income taxes increased $38,000 or 28.6% to $171,000 for the three months ended March 31, 2008, compared to $133,000 for the same period in the prior year. This was due to an increase in pre-tax earnings of $46,000 or 6.7% to $730,000 for the three months ended March 31, 2008, compared to $684,000 for the same period in the prior year and an increase in the effective tax rate to 23.4% for the three months ended March 31, 2008, compared to 19.4% for the same period in 2007. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2008, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $28.8 million, and standby letters of credit totaling $1.1 million.

At March 31, 2008, time deposits amounted to $117.0 million or 46.5% of the Corporation's total consolidated deposits, including approximately $47.1 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At March 31, 2008, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $119.4 million.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at March 31, 2008, the Corporation's interest-earning assets maturing or repricing within one year totaled $97.4 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $94.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $2.9 million or 1.0% of total assets. At March 31, 2008, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 103.0%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures
--------------------------------

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

As of March 31,  2008,  the  Corporation  carried out an  evaluation,  under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.


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

Item 1A.  Risk Factors
----------------------

There have been no material changes in the Corporation's risk factors from those previously disclosed in the 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date: May 14, 2008                     By: /s/ David L. Cox
                                           ------------------------------------
                                           David L. Cox
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date: May 14, 2008                     By: /s/ William C. Marsh
                                           ------------------------------------
                                           William C. Marsh
                                           Chief Financial Officer and Treasurer