Form 10-Q
period 2008-06-30
EMCLAIRE FINANCIAL CORP
filed 2008-08-15
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                                 -------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number: 000-18464
                                                ---------


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     25-1606091
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


612 Main Street, Emlenton, Pennsylvania                                    16373
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |_|
                          Smaller reporting company |X|

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

    The number of shares outstanding of the Registrant's common stock was 1,267,835 at August 14, 2008.

--------------------------------------------------------------------------------

                            EMCLAIRE FINANCIAL CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 2008 and December 31, 2007.................................1

           Consolidated Statements of Income for the three and six
           months ended June 30, 2008 and 2007.................................2

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2008 and 2007.................................3

           Consolidated Statements of Changes in Stockholders'
           Equity for the three and six months ended June 30, 2008 and 2007....4

           Notes to Consolidated Financial Statements..........................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........23

Item 4T.   Controls and Procedures............................................24

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings..................................................24

Item 1A.   Risk Factors.......................................................25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........25

Item 3.    Defaults Upon Senior Securities....................................25

Item 4.    Submission of Matters to a Vote of Security Holders................25

Item 5.    Other Information..................................................25

Item 6.    Exhibits...........................................................25

Signatures ...................................................................26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------

                          Emclaire Financial Corp. and Subsidiary
                                Consolidated Balance Sheets
                   As of June 30, 2008 (Unaudited) and December 31, 2007
                     (Dollar amounts in thousands, except share data)


                                                                            June 30,      December 31,
                                                                              2008            2007
                                                                          ------------    ------------

                                     Assets
                                     ------

Cash and due from banks                                                   $      7,654    $     10,288
Interest earning deposits with banks                                             3,463             195
                                                                          ------------    ------------
      Cash and cash equivalents                                                 11,117          10,483
Securities available for sale, at fair value                                    61,942          51,919
Loans receivable, net of allowance for loan losses of $2,301 and $2,157        241,855         229,819
Federal bank stocks, at cost                                                     2,849           2,662
Bank-owned life insurance                                                        5,086           4,987
Accrued interest receivable                                                      1,291           1,365
Premises and equipment, net                                                      8,016           7,904
Goodwill                                                                         1,422           1,422
Prepaid expenses and other assets                                                1,152           1,159
                                                                          ------------    ------------

          Total Assets                                                    $    334,730    $    311,720
                                                                          ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
    Deposits:
      Non-interest bearing                                                $     51,427    $     47,111
      Interest bearing                                                         207,606         197,151
                                                                          ------------    ------------
          Total deposits                                                       259,033         244,262
    Short-term borrowed funds                                                   13,651           5,400
    Long-term borrowed funds                                                    35,000          35,000
    Accrued interest payable                                                       753             771
    Accrued expenses and other liabilities                                       1,288           1,584
                                                                          ------------    ------------

        Total Liabilities                                                      309,725         287,017
                                                                          ------------    ------------

Commitments and Contingencies                                                       --              --

Stockholders' Equity:
    Preferred stock, $1.00 par value, 3,000,000 shares authorized;
      none issued                                                                   --              --
    Common stock, $1.25 par value, 12,000,000 shares authorized;
      1,395,852 shares issued; 1,267,835 shares outstanding                      1,745           1,745
    Additional paid-in capital                                                  10,954          10,902
    Treasury stock, at cost; 128,017 shares                                     (2,653)         (2,653)
    Retained earnings                                                           15,403          15,114
    Accumulated other comprehensive loss                                          (444)           (405)
                                                                          ------------    ------------

        Total Stockholders' Equity                                              25,005          24,703
                                                                          ------------    ------------

          Total Liabilities and Stockholders' Equity                      $    334,730    $    311,720
                                                                          ============    ============


See accompanying notes to consolidated financial statements.

                                   Emclaire Financial Corp. and Subsidiary
                                      Consolidated Statements of Income
                                     For the three and six months ended
                                     June 30, 2008 and 2007 (Unaudited)
                            (Dollar amounts in thousands, except per share data)


                                                         For the three months ended         For the six months ended
                                                                   June 30,                         June 30,
                                                        ------------------------------   ------------------------------
                                                            2008              2007           2008             2007
                                                        -------------    -------------   -------------    -------------

Interest and dividend income:
     Loans receivable, including fees                   $       3,929    $       3,788   $       7,858    $       7,392
     Securities:
            Taxable                                               412              419             789              783
            Exempt from federal income tax                        161              172             323              345
     Federal bank stocks                                           25               21              55               71
     Deposits with banks                                           36               16              59              137
                                                        -------------    -------------   -------------    -------------
         Total interest and dividend income                     4,563            4,416           9,084            8,728
                                                        -------------    -------------   -------------    -------------

Interest expense:
     Deposits                                                   1,554            1,568           3,126            3,235
     Borrowed funds                                               445              350             851              686
                                                        -------------    -------------   -------------    -------------
         Total interest expense                                 1,999            1,918           3,977            3,921
                                                        -------------    -------------   -------------    -------------

Net interest income                                             2,564            2,498           5,107            4,807
     Provision for loan losses                                     85               30             145               75
                                                        -------------    -------------   -------------    -------------

Net interest income after provision for loan losses             2,479            2,468           4,962            4,732
                                                        -------------    -------------   -------------    -------------

Noninterest income:
     Fees and service charges                                     407              391             765              716
     Commissions on financial services                            127               81             245              243
     Net gain (loss) on available for sale securities            (275)             118            (275)             176
     Net gain (loss) on sales of loans                             (6)               7               8                7
     Earnings on bank-owned life insurance                         57               54             113              108
     Other                                                        186              121             301              253
                                                        -------------    -------------   -------------    -------------
         Total noninterest income                                 496              772           1,157            1,503
                                                        -------------    -------------   -------------    -------------

Noninterest expense:
     Compensation and employee benefits                         1,283            1,245           2,700            2,550
     Premises and equipment                                       418              401             839              801
     Other                                                        592              690           1,169            1,295
                                                        -------------    -------------   -------------    -------------
         Total noninterest expense                              2,293            2,336           4,708            4,646
                                                        -------------    -------------   -------------    -------------

Income before provision for income taxes                          682              904           1,411            1,589
     Provision for income taxes                                   141              197             311              331
                                                        -------------    -------------   -------------    -------------

Net income                                              $         541    $         707   $       1,100    $       1,258
                                                        =============    =============   =============    =============

     Basic and diluted earnings per share               $        0.43    $        0.56   $        0.87    $        0.99

     Average common shares outstanding                      1,267,835        1,267,835       1,267,835        1,267,835


See accompanying notes to consolidated financial statements.


                                 Emclaire Financial Corp. and Subsidiary
                             Condensed Consolidated Statements of Cash Flows
                       For the six months ended June 30, 2008 and 2007 (Unaudited)
                                      (Dollar amounts in thousands)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                       2008           2007
                                                                                    ----------    ----------

Cash flows from operating activities
     Net income                                                                     $    1,100    $    1,258
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization of premises and equipment                         342           332
           Provision for loan losses                                                       145            75
           Amortization of premiums and accretion of discounts, net                        (84)            6
           Amortization of intangible assets and mortgage servicing rights                   5             8
           Amortization of deferred loan costs                                             156           126
           Realized (gains) losses on sales of available for sale securities, net          275          (176)
           Net gains on sales of loans                                                      (8)           (7)
           Originations of loans sold                                                   (1,263)         (603)
           Proceeds from the sale of loans                                               1,261           605
           Stock compensation expense                                                       52             1
           Earnings on bank owned life insurance, net                                      (99)          (95)
           Decrease (increase) in accrued interest receivable                               74            (5)
           Decrease (increase) in prepaid expenses and other assets                         22          (237)
           Decrease in accrued interest payable                                            (18)         (104)
           Increase (decrease) in accrued expenses and other liabilities                  (297)          643
                                                                                    ----------    ----------
        Net cash provided by operating activities                                        1,663         1,827
                                                                                    ----------    ----------

Cash flows from investing activities
     Loan originations and principal collections, net                                  (12,331)       (7,005)
     Available for sale securities:
               Sales                                                                        --           989
               Maturities, repayments and calls                                         45,440         9,256
               Purchases                                                               (55,708)      (11,693)
     Purchase of federal bank stocks                                                      (187)         (176)
     Purchases of premises and equipment                                                  (454)         (186)
                                                                                    ----------    ----------
        Net cash used in investing activities                                          (23,240)       (8,815)
                                                                                    ----------    ----------

Cash flows from financing activities
     Net increase (decrease) in deposits                                                14,771        (4,524)
     Net increase in short-term borrowed funds                                           8,251         1,700
     Dividends paid on common stock                                                       (811)         (735)
                                                                                    ----------    ----------
        Net cash provided by (used in) financing activities                             22,211        (3,559)
                                                                                    ----------    ----------

Net increase (decrease) in cash and cash equivalents                                       634       (10,547)
Cash and cash equivalents at beginning of period                                        10,483        16,717
                                                                                    ----------    ----------
Cash and cash equivalents at end of period                                          $   11,117    $    6,170
                                                                                    ==========    ==========

Supplemental information:
     Interest paid                                                                  $    3,995    $    4,025
     Income taxes paid                                                                     180           126
Supplemental noncash disclosure:
     Transfers from loans to foreclosed real estate                                         44            --

See accompanying notes to consolidated financial statements.



                                     Emclaire Financial Corp. and Subsidiary
                                      Consolidated Statements of Changes in
                                   Stockholders' Equity For the three and six
                                 months ended June 30, 2008 and 2007 (Unaudited)
                              (Dollar amounts in thousands, except per share data)


                                                             For the three months ended       For the six months ended
                                                                      June 30,                        June 30,
                                                            ------------    ------------    ------------    ------------
                                                                2008            2007            2008            2007
                                                            ------------    ------------    ------------    ------------

Balance at beginning of period                              $     25,086    $     24,069    $     24,703    $     23,917

Net income                                                           541             707           1,100           1,258

Other comprehensive income (loss):
     Change in net unrealized gains (losses) on available
      for sale securities, net of taxes                             (429)           (341)           (221)           (335)
     Less reclassification adjustment for (gains) losses
      included in net income, net of taxes                           182             (78)            182            (116)
                                                            ------------    ------------    ------------    ------------
     Other comprehensive loss                                       (247)           (419)            (39)           (451)
                                                            ------------    ------------    ------------    ------------

Total comprehensive income                                           294             288           1,061             807

Stock compensation expense                                            31               1              52               1

Dividends declared                                                  (406)           (368)           (811)           (735)
                                                            ------------------------------------------------------------

Balance at end of period                                    $     25,005    $     23,990    $     25,005    $     23,990
                                                            ============    ============    ============    ============

Common cash dividend per share                              $       0.32    $       0.29    $       0.64    $       0.58
                                                            ============    ============    ============    ============


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

2.       Earnings per Common Share.

         Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options on 85,000 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive for the three and six months periods ended June 30, 2008 and 2007.

3.       Securities.

         The Corporation's securities as of the respective dates are summarized as follows:


         -------------------------------------------------------------------------------------------------------

         (Dollar amounts in thousands)                       Amortized    Unrealized    Unrealized      Fair
                                                                cost        gains         losses        value
         -------------------------------------------------------------------------------------------------------
         Available for sale:
         -------------------
           June 30, 2008:
             U.S. Government agencies and related entities   $   20,987   $      114    $      (44)   $   21,057
             Mortgage-backed securities                          20,485           52           (53)       20,484
             Municipal securities                                13,686          430            --        14,116
             Corporate securities                                 3,001           --            (4)        2,997
             Equity securities                                    3,990           --          (702)        3,288
                                                             ----------   ----------    ----------    ----------
                                                             $   62,149   $      596    $     (803)   $   61,942
                                                             ==========   ==========    ==========    ==========
           December 31, 2007:
             U.S. Government agencies and related entities   $   29,356   $       37    $      (59)   $   29,334
             Mortgage-backed securities                           1,932           --           (48)        1,884
             Municipal securities                                13,685          566            --        14,251
             Corporate securities                                 2,939           --            --         2,939
             Equity securities                                    4,156           --          (645)        3,511
                                                             ----------   ----------    ----------    ----------
                                                             $   52,068   $      603    $     (752)   $   51,919
                                                             ==========   ==========    ==========    ==========
         -------------------------------------------------------------------------------------------------------


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

         Effective June 30, 2008, management evaluated the Corporation's investment portfolio and determined that a $275,000 other than temporary impairment existed on two financial industry investments. The impairment of these securities were considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers, a downturn in the economic conditions affecting the financial services industry and declining book values of these securities. These securities were written down to their fair market value as of June 30, 2008 and the resulting impairment losses were recognized in earnings during the second quarter of 2008. Management will continue to evaluate the value of these investments and make any necessary adjustments as conditions dictate.

         There were no other unrealized losses that were considered other than temporary at June 30, 2008.

4.       Loans Receivable.

         The Corporation's loans receivable as of the respective dates are summarized as follows:


            -------------------------------------------------------------------------------

            (Dollar amounts in thousands)                         June 30,     December 31,
                                                                    2008           2007
            -------------------------------------------------------------------------------
            Mortgage loans on real estate:
              Residential first mortgages                      $     65,659   $     65,706
              Home equity loans and lines of credit                  53,081         49,426
              Commercial real estate                                 76,637         71,599
                                                                ------------   ------------
                                                                     195,377        186,731
            Other loans:
              Commercial business                                     39,997         35,566
              Consumer                                                 8,782          9,679
                                                                ------------   ------------
                                                                      48,779         45,245
                                                                ------------   ------------

            Total loans, gross                                       244,156        231,976

            Less allowance for loan losses                             2,301          2,157
                                                                ------------   ------------

            Total loans, net                                    $    241,855   $    229,819
                                                                ============   ============
            -------------------------------------------------------------------------------


5.       Deposits.

         The Corporation's deposits as of the respective dates are summarized as follows:


-----------------------------------------------------------------------------------------
(Dollar amounts in thousands)                 June 30, 2008          December 31, 2007
-----------------------------------------------------------------------------------------

         Type of accounts                  Amount         %         Amount           %
---------------------------------------------------------------    ----------------------

Non-interest bearing deposits            $  51,427         19.8%   $  47,111         19.3%
Interest bearing demand deposits            91,340         35.3%      77,614         31.8%
Time deposits                              116,266         44.9%     119,537         48.9%
                                         ---------    ---------    ---------    ---------

                                         $ 259,033        100.0%   $ 244,262        100.0%
                                         =========    =========    =========    =========
-----------------------------------------------------------------------------------------


6.       Guarantees.

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at June 30, 2008, $85,000 will expire within the next fourteen months, $798,000 will automatically renew within the next twelve months and $216,000 will automatically renew within thirteen to twenty months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

7.       Employee Benefit Plans.

         The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the six months ended June 30, 2008 and 2007 amounted to $76,000 and $67,000, respectively.

         The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service.

         The Corporation uses December 31 as the measurement date for its plans.

         The components of the periodic pension cost are as follows:


         --------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)          For the three months ended     For the six months ended     Year ended
                                                         June 30,                      June 30,             December 31,
                                                --------------------------    --------------------------    -----------
                                                   2008           2007           2008           2007           2007
         --------------------------------------------------    -----------    -----------    -----------    -----------

         Service cost                           $        63    $        57    $       126    $       114    $       238
         Interest cost                                   71             65            142            130            262
         Expected return on plan assets                 (79)           (77)          (158)          (154)          (303)
         Transition asset                                --             (2)            --             (4)            --
         Prior service costs                             (8)            (8)           (16)           (16)           (31)
         Recognized net actuarial (gain) loss             4              7              8             14             31
                                                -----------    -----------    -----------    -----------    -----------
         Net periodic pension cost              $        51    $        42    $       102    $        84    $       197
                                                ===========    ===========    ===========    ===========    ===========
         --------------------------------------------------------------------------------------------------------------


         The expected rate of return on plan assets was 8.50% for the periods ended June 30, 2008 and 2007. The Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $335,000 to its pension plan in 2008. As of June 30, 2008, there have been no contributions. The Corporation presently anticipates contributing $335,000 to its pension plan in 2008.

8.       Stock Compensation Plans.

         In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Effective May 2007, the Corporation adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the six-month period ended June 30, 2008, the Corporation recognized $52,000 in compensation expense for stock options.

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted average assumptions:


    ----------------------------------------------------------------------
                                                For the six months ended
                                                     June 30, 2008
    ----------------------------------------------------------------------
    Dividend yield                                        4.46%
    Expected life                                       10 years
    Expected volatility                                  14.09%
    Risk-free interest rate                               5.10%
    ----------------------------------------------------------------------



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

         A summary of option activity under the Plan as of June 30, 2008, and changes during the period then ended is presented below:


-----------------------------------------------------------------------------------------------------------------------
                                                                                                       Weighted-Average
                                                                 Weighted-Average      Aggregate        Remaining Term
                                                  Options         Exercise Price    Intrinsic Value       (in years)
-----------------------------------------------------------------------------------------------------------------------
Outstanding at the beginning of the year                84,000   $          26.00                                   9.0
Granted                                                  5,500              25.90                                   9.8
Exercised                                                   --                                    --                 --
Forfeited                                                4,500              26.00                                    --
                                              ----------------   ----------------   ----------------   ----------------
Outstanding as of June 30, 2008                         85,000   $          25.99   $             --                9.0
                                              ================   ================   ================   ================
Exercisable as of June 30, 2008                             --   $             --   $             --                 --
                                              ================   ================   ================   ================

-----------------------------------------------------------------------------------------------------------------------


         A summary of the status of the Corporation's nonvested shares as of June 30, 2008, and changes during the period then ended is presented below:


-------------------------------------------------------------------------------------
                                                                   Weighted-Average
                                               Options          Grant-date Fair Value
-------------------------------------------------------------------------------------
Nonvested at the beginning of the year                 84,000   $                3.39
Granted                                                 5,500                    2.90
Vested                                                     --                      --
Forfeited                                               4,500                      --
                                        ---------------------   ---------------------
Nonvested as of June 30, 2008                          85,000   $                3.36
                                        =====================   =====================
-------------------------------------------------------------------------------------


         As  of  June  30,  2008,  there  was  $203,000  of  total  unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over an average period of 2.0 years.

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

9.       Fair Values of Financial Instruments (continued).

                  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

         An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

         For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:


----------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                           (Level 1)         (Level 2)
                                                    Quoted Prices in     Significant          (Level 3)
                                                     Active Markets         Other           Significant
                                                     for Identical        Observable        Unobservable
Description                       June 30, 2008          Assets             Inputs             Inputs
----------------------------------------------------------------------------------------------------------
Securities available for sale    $         61,942   $          3,288   $         58,654   $             --
                                 ----------------   ----------------   ----------------   ----------------
                                 $         61,942   $          3,288   $         58,654   $             --
                                 ================   ================   ================   ================
----------------------------------------------------------------------------------------------------------


         The Corporation's adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption does not apply to non-financial assets and non-financial liabilities until January 1, 2009 in accordance with FSP FAS 157-2. The following valuation technique was used to measure fair value of assets in the table above on a recurring basis as of June 30, 2008:

         Available for sale securities - Fair value on available for sale securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities. As of June 30, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

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

11.      Proposed Merger Conversion

         Effective May 22, 2008, the Corporation entered into a definitive agreement with Elk County Savings and Loan Association (ECSLA), headquartered in Ridgway, Pennsylvania, to acquire ECSLA in a conversion merger transaction. At June 30, 2008, ECSLA had total assets, loans, deposits and equity of $9.4 million, $7.6 million, $7.0 million and $2.4 million, respectively. In connection with this transaction, the Corporation will offer shares of its common stock to certain members of ECSLA in a subscription offering. Any stock not purchased by eligible members of ECSLA in the subscription offering will then be offered to certain members of the community and to the general public. Following the closing of the offering of the
         Corporation's common stock, ECSLA will merge with and into Farmers National Bank, with Farmers National Bank as the surviving institution. The Corporation expects this transaction to be finalized during the fourth quarter of 2008.

12.      Effect of Recently Issued Accounting Standards.

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

         In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

         In June  2008,  the FASB  ratified  EITF  Issue No.  07-5,  Determining
         Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF is effective for fiscal years beginning after December 15, 2008. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and six months ended June 30, 2008 compared to the same periods in 2007 and should be read in conjunction with the Corporation's December 31, 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 11 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $23.0 million to $334.7 million at June 30, 2008 from $311.7 million at December 31, 2007. This 7.4% increase resulted from increases in securities and loans receivable, net of allowance for loan losses, of $10.0 million and $12.0 million, respectively. The increase in the Corporation's assets was primarily funded by increases in customer deposits and borrowed funds.

Non-performing assets to total assets decreased to 0.31% at June 30, 2008 compared to 0.35% at December 31, 2007. The Bank has a $2.3 million personal loan that was not included as a non-performing asset for purposes of the June 30, 2008 calculation that has exhibited credit weaknesses and has been classified as substandard. This loan is secured by local real property pledged by an associate of the borrower as well as proceeds from a life insurance policy. Although the Bank is in negotiations with the borrower, the Bank believes that it may be required to initiate foreclosure proceedings. However, due to the low loan to value ratio at the time of the loan origination in March 2006, the Bank does not believe it will incur any material losses on this loan.

Total liabilities increased $22.7 million to $309.7 million at June 30, 2008 from $287.0 million at December 31, 2007, while total stockholders' equity increased $302,000 to $25.0 million at June 30, 2008 from $24.7 million at December 31, 2007. The increase in total liabilities resulted primarily from increases in customer deposits of $14.8 million and borrowed funds of $8.3 million.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2008 and 2007

General. Net income decreased $166,000 or 23.5% to $541,000 for the three months ended June 30, 2008 from $707,000 for the same period in 2007. This decrease was the result of an increase in the provision of loan losses of $55,000 and a decrease in noninterest income of $276,000, partially offset by an increase in net interest income of $66,000 and decreases in noninterest expense and the provision for income taxes of $43,000 and $56,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $57,000 or 2.2% to $2.7 million for the three months ended June 30, 2008 from $2.6 million for the same period in 2007. This net increase can be attributed to an increase in tax equivalent interest income of $138,000, partially offset by an increase in interest expense of $81,000.

Interest income. Interest income on a tax equivalent basis increased $138,000 or 3.0% to $4.7 million for the three months ended June 30, 2008, compared to $4.5 million for the same period in the prior year. This increase can be attributed to increases in interest on loans and interest-earning deposits with banks and dividends on federal bank stocks of $137,000, $20,000 and $4,000, respectively, partially offset by a decrease in interest on securities of $23,000.

Tax equivalent interest earned on loans receivable increased $137,000 or 3.6% to $4.0 million for the three months ended June 30, 2008, compared to $3.8 million for the same period in 2007. This increase resulted primarily from average loans increasing $21.2 million or 9.7%, accounting for $357,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Offsetting this volume increase, the yield on loans receivable decreased 37 basis points to 6.61% for the three months ended June 30, 2008, versus 6.98% for the same period in 2007, accounting for a $220,000 decrease in interest income. Contributing to this decrease in yields on loans receivable was recent decreases in short-term market interest rates. In addition, the Corporation collected $54,000 of interest due associated with the payoff of a previously non-performing commercial loan in April 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the three months ended June 30, 2007.

Interest earned on interest-earning deposit accounts increased $20,000 or 125.0% to $36,000 for the three months ended June 30, 2008 from $16,000 for the same period in 2007. The average volume of these assets increased $6.4 million or 183.2%, primarily as a result of an increase in customer deposits, increasing interest income by $36,000. Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 344 basis points to 2.03% for the three months ended June 30, 2008, compared to 5.47% for the same period in the prior year, accounting for a $16,000 decrease in interest income. The decrease in the average yield reflects the recent decreases in short-term market interest rates. Dividends on federal bank stocks increased $4,000 or 19.0% to $25,000 for the three month period ended June 30, 2008 from $21,000 for the same period in 2007. The average volume of these assets increased $430,000 or 18.5%, accounting for the increase in income.

Tax equivalent interest earned on securities decreased $23,000 to $645,000 for the three months ended June 30, 2008, compared to $668,000 for the same period in 2007. The average yield on securities decreased 14 basis points to 4.78% for the three months ended June 30, 2008, versus 4.92% for the same period in 2007, as a result of certain higher yielding securities maturing. This unfavorable yield variance accounted for a $21,000 decrease in interest income. In addition, the average volume of securities decreased $192,000, accounting for a $2,000 decrease in interest income.

Interest expense. Interest expense increased $81,000 or 4.2% to $2.0 million for the three months ended June 30, 2008, compared to $1.9 million for the same period in 2007. This increase in interest expense can be attributed to an increase in interest incurred on borrowed funds of $95,000, partially offset by a decrease in interest incurred on deposits of $14,000.

Interest expense incurred on borrowed funds increased $95,000 or 27.1% to $445,000 for the three months ended June 30, 2008, compared to $350,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $12.5 million or 39.3% to $44.3 million for the three months ended June 30, 2008, compared to $31.8 million for the same period in the prior year contributing $128,000 in additional expense. This volume increase was the result of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 used primarily to fund loan growth and an average of $9.3 million in short-term borrowings used to fund security purchases. Partially offsetting this volume increase, the cost of borrowed funds decreased 38 basis points to 4.04% for the three months ended June 30, 2008, compared to 4.42% for the same period in 2007 causing a $33,000 decrease in interest expense.

Interest expense incurred on deposits decreased $14,000 or 1.0% to $1.6 million for the three months ended June 30, 2008 compared to the same period in 2007. The cost of interest-bearing deposits decreased 18 basis points to 3.06% for the three months ended June 30, 2008, compared to 3.24% for the same period in 2007 causing a $96,000 decrease in interest expense. Partially offsetting this yield decrease, the average volume of interest-bearing deposits increased $10.4 million to $204.4 million for the three months ended June 30, 2008, compared to $194.0 million for the same period in 2007 causing an $82,000 increase in interest expense.

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


--------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        Three months ended June 30,
--------------------------------------------------------------------------------------------------------------------
                                                                 2008                             2007
                                                    ------------------------------  --------------------------------
                                                     Average               Yield /   Average                 Yield /
                                                     Balance    Interest    Rate     Balance    Interest      Rate
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
 Loans, taxable                                     $  234,664  $  3,865     6.62%  $ 213,162  $   3,718     7.00%
 Loans, tax exempt                                       6,072        92     6.12%      6,325        102     6.49%
                                                    ----------  --------            ---------  ---------
   Total loans receivable                              240,736     3,957     6.61%    219,487      3,820     6.98%
                                                    ----------  --------            ---------  ---------

 Securities, taxable                                    39,934       412     4.15%     39,587        419     4.25%
 Securities, tax exempt                                 14,332       233     6.54%     14,871        249     6.71%
                                                    ----------  --------            ---------  ---------
   Total securities                                     54,266       645     4.78%     54,458        668     4.92%
                                                    ----------  --------            ---------  ---------

 Interest-earning deposits with banks                    7,148        36     2.03%      1,174         16     5.47%
 Federal bank stocks                                     2,751        25     3.66%      2,321         21     3.68%
                                                    ----------  --------            ---------  ---------
   Total interest-earning cash equivalents               9,899        61     2.48%      3,495         37     4.28%
                                                    ----------  --------            ---------  ---------

 Total interest-earning assets                         304,901     4,663     6.15%    277,440      4,525     6.54%
   Cash and due from banks                               5,569                          5,668
   Other noninterest-earning assets                     14,590                         14,668
                                                    ----------                      ---------

   Total Assets                                     $  325,060                      $ 297,776
                                                    ==========                      =========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits                   $   87,112       311     1.44%  $  72,859        224     1.23%
 Time deposits                                         117,290     1,243     4.26%    121,095      1,344     4.45%
                                                    ----------  --------            ---------  ---------
   Total interest-bearing deposits                     204,402     1,554     3.06%    193,954      1,568     3.24%
                                                    ----------  --------            ---------  ---------

 Borrowed funds, short-term                              9,291        53     2.29%      1,791         25     5.60%
 Borrowed funds, long-term                              35,000       392     4.50%     30,000        325     4.35%
                                                    ----------  --------            ---------  ---------
   Total borrowed funds                                 44,291       445     4.04%     31,791        350     4.42%
                                                    ----------  --------            ---------  ---------

 Total interest-bearing liabilities                    248,693     1,999     3.23%    225,745      1,918     3.41%
                                                    ----------  --------            ---------  ---------

   Noninterest-bearing demand deposits                  48,878         -        -      45,088          -        -
                                                    ----------  --------            ---------  ---------

   Funding and cost of funds                           297,571     1,999     2.70%    270,833      1,918     2.84%

   Other noninterest-bearing liabilities                 2,466                          2,851
                                                    ----------                      ---------

   Total Liabilities                                   300,037                        273,684
   Stockholders' Equity                                 25,023                         24,092
                                                    ----------                      ---------

   Total Liabilities and Stockholders' Equity       $  325,060                      $ 297,776
                                                    ==========  --------            =========  ---------

Net interest income                                             $  2,664                       $   2,607
                                                                ========                       =========

Interest rate spread (difference between                                     2.92%                           3.13%
                                                                         =========                        ========
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                            3.51%                           3.77%
                                                                         =========                        ========
 income as a percentage of average
 interest-earning assets)
--------------------------------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------
 (Dollar amounts in thousands)                  Three months ended June 30,
                                                      2008 versus 2007
                                                 Increase (Decrease) due to
------------------------------------------------------------------------------
                                               Volume       Rate       Total
------------------------------------------------------------------------------
 Interest income:
    Loans                                     $    357    $   (220)   $    137
    Securities                                      (2)        (21)        (23)
    Interest-earning deposits with banks            36         (16)         20
    Federal bank stocks                              4          --           4
                                              --------    --------    --------

    Total interest-earning assets                  395        (257)        138
                                              --------    --------    --------

 Interest expense:
    Deposits                                        82         (96)        (14)
    Borrowed funds                                 128         (33)         95
                                              --------    --------    --------

    Total interest-bearing liabilities             210        (129)         81
                                              --------    --------    --------

 Net interest income                          $    185    $   (128)   $     57
                                              ========    ========    ========
------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended June 30, 2008 and 2007 is as follows:


---------------------------------------------------------------------------------------
(Dollar amounts in thousands)                        At or for the three months ended
                                                                 June 30,
                                                    -----------------------------------
                                                         2008                2007
---------------------------------------------------------------------------------------
Balance at the beginning of the period              $         2,218     $         2,078
  Provision for loan losses                                      85                  30
  Charge-offs                                                   (17)                (32)
  Recoveries                                                     15                  10
                                                    ---------------     ---------------
Balance at the end of the period                    $         2,301     $         2,086
                                                    ===============     ===============

Non-performing loans                                $           986     $         1,176
Non-performing assets                                         1,030               1,176
Non-performing loans to total loans                            0.40%               0.53%
Non-performing assets to total assets                          0.31%               0.39%
Allowance for loan losses to total loans                       0.94%               0.94%
Allowance for loan losses to non-performing loans            233.37%             177.36%
---------------------------------------------------------------------------------------


The provision for loan losses increased $55,000 or 183.3% to $85,000 for the three month period ended June 30, 2008 from $30,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $85,000 in the provision for loan losses during the three months ended June 30, 2008.

Noninterest income. Noninterest income decreased $276,000 or 35.8% to $496,000 during the three months ended June 30, 2008, compared to $772,000 during the same period in the prior year. This decrease can be attributed to the negative variance in gains and losses on securities and decreases in gains on the sale of loans of $393,000 and $13,000, respectively. Partially offsetting this decrease in noninterest income were increases in fees and service charges, commissions on financial services, earnings on bank-owned life insurance and other noninterest income of $16,000, $46,000, $3,000 and $65,000, respectively.

The Corporation realized security losses of $275,000 in the second quarter of 2008 compared to gains of $118,000 for the same period in 2007. Management determined that two marketable equity securities were impaired. The impairment of these financial industry securities were considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers, a downturn in the economic conditions affecting the industry and declining book values of the securities. At June 30, 2008, these securities were written down to their current fair value. The gain during the three month periods ended June 30, 2007, was primarily due to the realization of a gain from the sale of a community bank stock investment as a result of that bank's merger with a larger financial institution.

Noninterest expense. Noninterest expense decreased $43,000 or 1.8% to $2.3 million during the three months ended June 30, 2008 compared to the same period in 2007. This decrease in noninterest expense can be attributed to a decrease in other noninterest expense of $98,000, partially offset by increases in compensation and employee benefits and premises and equipment of $38,000 and $17,000, respectively.

Compensation and employee benefits increased $38,000 or 3.1% to $1.3 million for the three months ended June 30, 2008, compared to $1.2 million for the same period in the prior year. This increase can be attributed primarily to normal salary and wage increases and the addition of staff at a new branch location.

Premises and equipment increased $17,000 or 4.2% to $418,000 for the three months ended June 30, 2008, compared to $401,000 for the same period in the prior year. This increase can be attributed primarily to costs associated with an additional branch office which was opened in April 2008.

Other noninterest expense decreased $98,000 or 14.2% to $592,000 during the three months ended June 30, 2008, compared to $690,000 for the same period in the prior year. This decrease can be attributed primarily to a decrease in professional fees relating to Sarbanes-Oxley Section 404 compliance.

Provision for income taxes. The provision for income taxes decreased $56,000 or 28.4% to $141,000 for the three months ended June 30, 2008, compared to $197,000 for the same period in the prior year. This was due to a decrease in pre-tax earnings of $222,000 or 24.6% to $682,000 for the three months ended June 30, 2008, compared to $904,000 for the same period in the prior year and a decrease in the effective tax rate to 20.7% for the three months ended June 30, 2008, compared to 21.8% for the same period in 2007. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Periods Ended June 30, 2008 and 2007

General. Net income decreased $158,000 or 12.6% to $1.1 million for the six months ended June 30, 2008 from $1.3 million for the same period in 2007. This decrease was a result of increases in the provision for loans losses and noninterest expense of $70,000 and $62,000, respectively, and a decrease in noninterest income of $346,000. Partially offsetting this decrease was an increase in net interest income of $300,000 and a decrease in the provision for income taxes of $20,000.

Net interest income. Net interest income on a tax equivalent basis increased $285,000 or 5.7% to $5.3 million for the six months ended June 30, 2008 from $5.0 million for the same period in 2007. This net increase can be attributed to an increase in tax equivalent interest income of $341,000, partially offset by a $56,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $341,000 or 3.8% to $9.3 million for the six months ended June 30, 2008, compared to $8.9 million for the same period in the prior year. This increase can be attributed to an increase in interest earned on loans of $461,000, partially offset by decreases in interest earned on securities, federal bank stocks, and interest-earning deposits with banks of $26,000, $16,000 and $78,000, respectively.

Tax equivalent interest earned on loans receivable increased $461,000 or 6.2% to $7.9 million for the six months ended June 30, 2008, compared to $7.5 million for the same period in 2007. During that time, average loans increased $19.8 million or 9.1%, accounting for $666,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Partially offsetting this volume increase, the yield on loans decreased 21 basis points to 6.71% for the six months ended June 30, 2008, versus 6.92% for the same period in 2007, accounting for a $205,000 decrease in interest income. Contributing to this unfavorable yield variance was the recent decrease in short-term market interest rates. In addition, the Corporation collected $54,000 of interest due as a result of the payoff of a previously commercial loan in April 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the three months ended June 30, 2007.

Tax equivalent interest earned on securities decreased $26,000 or 2.0% to $1.3 million for the six months ended June 30, 2008. The average volume of securities decreased $2.6 million to $50.6 million for the six months ended June 30, 2008, compared to $53.2 million for the six months ended June 30, 2007, primarily as a result of the utilization of these funds for loan growth. This resulted in a $63,000 decline in interest income. Partially offsetting this unfavorable volume variance, the average yield on securities increased 13 basis points to 4.99% for the six months ended June 30, 2008, versus 4.86% for the same period in 2007, as a result of certain lower yielding securities maturing. This favorable yield variance contributed an additional $37,000 to interest income.

Interest earned on interest-earning deposit accounts decreased $78,000 to $59,000 for the six months ended June 30, 2008 from $137,000 for the same period in 2007. The average yield on interest-earning deposit accounts decreased 301 basis points to 2.26% for the six months ended June 30, 2008, compared to 5.27% for the same period in the prior year, accounting for the decline in interest income. The decrease in the average yield reflects the recent decreases in short-term market interest rates. Interest earned on federal bank stocks decreased $16,000 to $55,000 for the six month period ended June 30, 2008 from $71,000 for the same period in the prior year as a result of a lower yield. The lower yield resulted from the recognition of a special dividend on FHLB capital stock during the six months ended June 30, 2007.

Interest expense. Interest expense increased $56,000 or 1.4% to $4.0 million for the six months ended June 30, 2008, compared to $3.9 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in interest incurred on borrowed funds of $165,000, partially offset by a decrease in interest incurred on deposits of $109,000.

Interest expense incurred on borrowed funds increased $165,000 or 24.1% to $851,000 for the six months ended June 30, 2008, compared to $686,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $10.4 million to $41.3 million for the six months ended June 30, 2008, compared to $30.9 million for the same period in the prior year. This volume increase was the result of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 used primarily to fund loan growth and an average of $6.3 million in short-term borrowings used primarily to fund security purchases. This volume variance contributed $217,000 in additional expense. Partially offsetting this volume increase, the cost of borrowed funds decreased 34 basis points to 4.14% for the six months ended June 30, 2008, compared to 4.48% for the same period in 2007 causing a $52,000 decrease in interest expense.

Interest expense incurred on deposits decreased $109,000 or 3.4% to $3.1 million for the six months ended June 30, 2008, compared to $3.2 million for the same period in the prior year. This decrease can be attributed to the cost of interest-bearing deposits decreasing 17 basis points to 3.14% for the six months ended June 30, 2008, compared to 3.31% for the same period in 2007 accounting for a $162,000 decline in interest expense. The decrease in the rate paid on deposits reflects the recent decreases in short-term market interest rates. Partially offsetting this favorable yield variance, the average volume of deposits increased $3.2 million or 1.7% to $200.0 million for the six months ended June 30, 2008, compared to $196.8 million for the same period in 2007 contributing $53,000 in additional expense.

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


------------------------------------------------------------------------------------------------------------
                                                                   Six months ended June 30,
                                               -------------------------------------------------------------

                                                              2008                          2007
                                               ------------------------------- -----------------------------
                                                Average               Yield /  Average              Yield /
(Dollar amounts in thousands)                   Balance   Interest     Rate    Balance  Interest     Rate
                                               --------- ----------- --------- -------- --------- ----------
------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
 Loans, taxable                                $ 231,135 $     7,727     6.72% $210,977 $   7,250      6.93%
 Loans, tax exempt                                 6,078         190     6.29%    6,419       206      6.48%
                                               --------- ----------- --------- -------- --------- ----------
   Total loans receivable                        237,213       7,917     6.71%  217,396     7,456      6.92%
                                               --------- ----------- --------- -------- --------- ----------

 Securities, taxable                              36,296         789     4.37%   38,176       783      4.14%
 Securities, tax exempt                           14,346         468     6.56%   15,046       500      6.70%
                                               --------- ----------- --------- -------- --------- ----------
   Total securities                               50,642       1,257     4.99%   53,222     1,283      4.86%
                                               --------- ----------- --------- -------- --------- ----------

 Interest-earning deposits with banks              5,249          59     2.26%    5,247       137      5.27%
 Federal bank stocks                               2,635          55     4.20%    2,265        71      6.32%
                                               --------- ----------- --------- -------- --------- ----------
   Total interest-earning cash equivalents         7,884         114     2.91%    7,512       208      5.58%
                                               --------- ----------- --------- -------- --------- ----------

 Total interest-earning assets                   295,739       9,288     6.32%  278,130     8,947      6.49%
   Cash and due from banks                         5,399                          5,913
   Other noninterest-earning assets               14,601                         14,601
                                               ---------                       --------

   Total assets                                $ 315,739                       $298,644
                                               =========                       ========

Interest-bearing liabilities:
-----------------------------
 Interest-bearing demand deposits              $  83,035         594     1.44% $ 72,513       457      1.27%
 Time deposits                                   117,014       2,532     4.35%  124,291     2,778      4.51%
                                               --------- ----------- --------- -------- --------- ----------
   Total interest-bearing deposits               200,049       3,126     3.14%  196,804     3,235      3.31%
                                               --------- ----------- --------- -------- --------- ----------

 Borrowed funds, long-term                        35,000         782     4.49%   30,000       661      4.44%
 Borrowed funds, short-term                        6,319          69     2.20%      908        25      5.55%
                                               --------- ----------- --------- -------- --------- ----------
   Total borrowed funds                           41,319         851     4.14%   30,908       686      4.48%
                                               --------- ----------- --------- -------- --------- ----------

 Total interest-bearing liabilities              241,368       3,977     3.31%  227,712     3,921      3.47%
   Noninterest-bearing demand deposits            47,018           -        -    44,230         -         -
                                               --------- ----------- --------- -------- --------- ----------

  Funding and cost of funds                      288,386       3,977     2.77%  271,942     3,921      2.91%
   Other noninterest-bearing liabilities           2,428                          2,712
                                               ---------                       --------

   Total liabilities                             290,814                        274,654
   Stockholders' equity                           24,925                         23,990
                                               ---------                       --------

   Total liabilities and stockholders' equity  $ 315,739                       $298,644
                                               ========= -----------           ======== ---------

Net interest income                                      $     5,311                    $   5,026
                                                         ===========                    =========

Interest rate spread (difference between                                 3.00%                         3.01%
                                                                     =========                    ==========
 weighted average rate on interest-earning
 assets and interest-bearing liabilities)

Net interest margin (net interest                                        3.61%                         3.64%
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

-----------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                          Six months ended June 30,
                                                             2008 versus 2007
                                                        Increase (Decrease) due to
                                               ------------------------------------------
                                                 Volume           Rate           Total
-----------------------------------------------------------------------------------------
 Interest income:
    Loans                                        $   666         $  (205)        $   461
    Securities                                       (63)             37             (26)
    Interest-earning deposits with banks               -             (78)            (78)
    Federal bank stocks                               10             (26)            (16)
                                               ----------      ----------      ----------

    Total interest-earning assets                    613            (272)            341
                                               ----------      ----------      ----------

 Interest expense:
    Deposits                                          53            (162)           (109)
    Borrowed funds                                   217             (52)            165
                                               ----------      ----------      ----------

    Total interest-bearing liabilities               270            (214)             56
                                               ----------      ----------      ----------

 Net interest income                             $   343         $   (58)        $   285
                                               ==========      ==========      ==========
-----------------------------------------------------------------------------------------

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

Information pertaining to the allowance for loan losses and non-performing assets for the six months ended June 30, 2008 and 2007 is as follows:


-----------------------------------------------------------------------------
                                                                  At or for
                                                                   the year
                                     For the six months ended:      ended
                                              June 30,           December 31,
                                    ---------------------------  ------------
(Dollar amounts in thousands)           2008           2007          2007
-----------------------------------------------------------------------------
Balance at the beginning of the
 period                             $     2,157       $  2,035         2,035
Provision for loan losses                   145             75           256
Charge-offs                                 (27)           (47)         (164)
Recoveries                                   26             23            30
                                    ------------   ------------  ------------
Balance at the end of the period    $      2,301   $     2,086   $     2,157
                                    ============   ============  ============

Non-performing loans                $       986    $     1,176           952
Non-performing assets                     1,030          1,176         1,081
Non-performing loans to total
 loans                                     0.40%          0.53%         0.41%
Non-performing assets to total
 assets                                    0.31%          0.39%         0.35%
Allowance for loan losses to total
 loans                                     0.94%          0.94%         0.93%
Allowance for loan losses to non-
 performing loans                        233.37%        177.36%       226.58%
-----------------------------------------------------------------------------

The provision for loan losses increased $70,000 or 93.3% to $145,000 for the six month period ended June 30, 2008 from $75,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $145,000 in the provision for loan losses during the six months ended June 30, 2008.

Noninterest income. Noninterest income decreased $346,000 to $1.2 million for the six months ended June 30, 2008, compared to $1.5 million for the same period in the prior year. This decrease can be attributed to a decrease in gains on securities of $451,000, partially offset by increases in fees and service charges, commissions earned on financial services, gains on the sale of loans, earnings on bank-owned life insurance and other noninterest income of $49,000, $2,000, $1,000, $5,000 and $48,000, respectively.

The Corporation realized security losses of $275,000 during the six months ended June 30, 2008 compared to gains of $176,000 for the same period in 2007. During the second quarter of 2008, management determined that two marketable equity securities were impaired. The impairment of these financial industry securities were considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers, a downturn in the economic conditions affecting the industry and declining book values of the securities. At June 30, 2008, these securities were written down to their current fair value. The gain during the six month period ended June 30, 2007, was primarily due to the realization of a $166,000 gain from the sale of a community bank stock investment as a result of that bank's merger with a larger financial institution.

Noninterest expense. Noninterest expense increased $62,000 or 1.3% to $4.7 million during the six months ended June 30, 2008, compared to $4.6 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and benefits and premises and equipment of $150,000 and $38,000, respectively, partially offset by a decrease in other noninterest expense of $126,000.

Compensation and benefits increased $150,000 or 5.9% to $2.7 million during the six months ended June 30, 2008, compared to $2.6 million for the same period in the prior year. This increase can be attributed primarily to normal salary and wage increases and the addition of staff at a new branch location.

Premises and equipment increased $38,000 or 4.7% to $839,000 during the six months ended June 30, 2008, compared to $801,000 for the same period in the prior year. This increase can be attributed primarily to costs associated with an additional branch office which was opened in April 2008.

Other noninterest expense decreased $126,000 or 9.7% to $1.2 million during the six months ended June 30, 2008, compared to $1.3 million for the same period in the prior year. This decrease can be attributed primarily to a decrease in professional fees relating to Sarbanes-Oxley Section 404 compliance.

Provision for income taxes. The provision for income taxes decreased $20,000 or 6.0% to $311,000 for the six months ended June 30, 2008, compared to $331,000 for the same period in the prior year due primarily to the decrease in pre-tax earnings of $178,000 or 11.2% to $1.4 million for the six months ended June 30, 2008, compared to $1.6 million for the same period in the prior year. Partially offsetting this favorable variance, the effective tax rate was 22.0% for the six months ended June 30, 2008, compared to 20.8% for the same period in 2007. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2008, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $28.1 million, and standby letters of credit totaling $1.1 million.

At June 30, 2008, time deposits amounted to $116.3 million or 44.9% of the Corporation's total consolidated deposits, including approximately $47.7 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At June 30, 2008, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $116.1 million.

 Management  is  not  aware  of  any   conditions,   including  any   regulatory
 recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the evaluation of securities for other than temporary impairment as a critical accounting policies.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at June 30, 2008, the Corporation's interest-earning assets maturing or repricing within one year totaled $86.3 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $99.2 million, providing an excess of interest-bearing liabilities over interest-earning assets of $12.9 million or 3.9% of total assets. At June 30, 2008, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 114.9%.

For more information, see "Market Risk Management" in Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.  Controls and Procedures
---------------------------------

 The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

 There has been no change made in the Corporation's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

 As of June 30, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


(a) The annual meeting of stockholders of the Corporation was held April 23, 2008. Of 1,267,835 common shares eligible to vote, 937,632 or 74.0% were voted in person or by proxy.

(b) The following Class B directors were elected for a three year term expiring in 2011:

         Name                        Shares For               Shares Withheld
         ----                        ----------               ---------------
         James M. Crooks              899,862                      37,770
         Robert L. Hunter             929,184                       8,448
         John B. Mason                922,406                      15,226

         In addition to the above listed individuals, the following persons continue to serve as directors: Ronald L. Ashbaugh, David L. Cox, George W. Freeman, Mark A. Freemer, J. Michael King, William C. Marsh and Brian C. McCarrier.

         The recommendation of the Board of Directors to ratify the appointment of Beard Miller Company LLP as the Corporation's independent auditors, as described in the proxy statement for the annual meeting was approved with 930,172 shares in favor, 2,258 shares against and 5,202 shares abstained.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  August 14, 2008                  By:      /s/ David L. Cox
                                        -------------------------------------
                                        David L. Cox
                                        Chairman of the Board,
                                        President and Chief Executive Officer

Date:  August 14, 2008                  By:      /s/ William C. Marsh
                                        -------------------------------------
                                        William C. Marsh
                                        Treasurer and Chief Financial Officer