Form 10-Q
period 2008-09-30
EMCLAIRE FINANCIAL CORP
filed 2008-11-14
CIK 858800

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008
                                               ------------------
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number: 000-18464
                                                ---------


                            EMCLAIRE FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                          25-1606091
--------------------------------------------------------------------------------
(State or other                                                    (IRS Employer
jurisdiction of incorporation                                Identification No.)
or organization)


612 Main Street, Emlenton, Pennsylvania                                    16373
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

  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_|
                         Smaller reporting company |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of shares outstanding of the Registrant's common stock was 1,431,404 at November 14, 2008.
--------------------------------------------------------------------------------


                                            EMCLAIRE FINANCIAL CORP.

                                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------

Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2008 and December 31, 2007........................................1

              Consolidated Statements of Income for the three and nine
              months ended September 30, 2008 and 2007........................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007........................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the three and nine months ended September 30, 2008 and 2007..........4

              Notes to Consolidated Financial Statements......................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations...............................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................23

Item 4T.      Controls and Procedures........................................................24

                                         PART II - OTHER INFORMATION
                                         ---------------------------

Item 1.       Legal Proceedings..............................................................25

Item 1A.      Risk Factors...................................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....................25

Item 3.       Defaults Upon Senior Securities................................................25

Item 4.       Submission of Matters to a Vote of Security Holders............................25

Item 5.       Other Information..............................................................25

Item 6.       Exhibits.......................................................................25

Signatures    ...............................................................................26


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Interim Financial Statements
-------------------------------------


                          Emclaire Financial Corp. and Subsidiary
                                Consolidated Balance Sheets
                As of September 30, 2008 (Unaudited) and December 31, 2007
                     (Dollar amounts in thousands, except share data)


                                                                          September 30,    December 31,
                                                                              2008             2007
                                                                          -------------    -------------

                              Assets
                              ------

Cash and due from banks                                                   $       5,916    $      10,288
Interest earning deposits with banks                                             21,637              195
                                                                          -------------    -------------
     Cash and cash equivalents                                                   27,553           10,483
Securities available for sale, at fair value                                     57,798           51,919
Loans receivable, net of allowance for loan losses of $2,363 and $2,157         251,043          229,819
Federal bank stocks, at cost                                                      2,890            2,662
Bank-owned life insurance                                                         5,137            4,987
Accrued interest receivable                                                       1,373            1,365
Premises and equipment, net                                                       8,157            7,904
Goodwill                                                                          1,422            1,422
Prepaid expenses and other assets                                                 1,535            1,159
                                                                          -------------    -------------

         Total Assets                                                     $     356,908    $     311,720
                                                                          =============    =============

               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities:
   Deposits:
     Non-interest bearing                                                 $      48,316    $      47,111
     Interest bearing                                                           230,035          197,151
                                                                          -------------    -------------
         Total deposits                                                         278,351          244,262
   Short-term borrowed funds                                                     13,260            5,400
   Long-term borrowed funds                                                      35,000           35,000
   Accrued interest payable                                                         841              771
   Common stock subscriptions payable                                             3,114               --
   Accrued expenses and other liabilities                                           963            1,584
                                                                          -------------    -------------

       Total Liabilities                                                        331,529          287,017
                                                                          -------------    -------------

Commitments and Contingencies                                                        --               --

Stockholders' Equity:
   Preferred stock, $1.00 par value, 3,000,000 shares authorized;
     none issued                                                                     --               --
   Common stock, $1.25 par value, 12,000,000 shares authorized;
     1,395,852 shares issued; 1,267,835 shares outstanding                        1,745            1,745
   Additional paid-in capital                                                    10,984           10,902
   Treasury stock, at cost; 128,017 shares                                       (2,653)          (2,653)
   Retained earnings                                                             15,713           15,114
   Accumulated other comprehensive loss                                            (410)            (405)
                                                                          -------------    -------------

       Total Stockholders' Equity                                                25,379           24,703
                                                                          -------------    -------------

         Total Liabilities and Stockholders' Equity                       $     356,908    $     311,720
                                                                          =============    =============



See accompanying notes to consolidated financial statements.


                                     Emclaire Financial Corp. and Subsidiary
                                        Consolidated Statements of Income
                   For the three and nine months ended September 30, 2008 and 2007 (Unaudited)
                              (Dollar amounts in thousands, except per share data)


                                                         For the three months ended        For the nine months ended
                                                                September 30,                     September 30,
                                                        ------------------------------   ------------------------------
                                                             2008             2007           2008              2007
                                                        -------------    -------------   -------------    -------------

Interest and dividend income:
     Loans receivable, including fees                   $       4,059    $       3,937   $      11,916    $      11,329
     Securities:
           Taxable                                                550              388           1,339            1,171
           Exempt from federal income tax                         159              169             482              514
     Federal bank stocks                                           26               35              82              106
     Deposits with banks                                           53                6             112              143
                                                        -------------    -------------   -------------    -------------
        Total interest and dividend income                      4,847            4,535          13,931           13,263
                                                        -------------    -------------   -------------    -------------

Interest expense:
     Deposits                                                   1,650            1,578           4,776            4,813
     Borrowed funds                                               467              361           1,318            1,047
                                                        -------------    -------------   -------------    -------------
        Total interest expense                                  2,117            1,939           6,094            5,860
                                                        -------------    -------------   -------------    -------------

Net interest income                                             2,730            2,596           7,837            7,403
     Provision for loan losses                                    140               45             285              120
                                                        -------------    -------------   -------------    -------------

Net interest income after provision for loan losses             2,590            2,551           7,552            7,283
                                                        -------------    -------------   -------------    -------------

Noninterest income:
     Fees and service charges                                     446              412           1,211            1,128
     Commissions on financial services                            108               83             354              325
     Net gain (loss) on available for sale securities            (116)              18            (391)             194
     Net gain on sales of loans                                    --               15               8               22
     Earnings on bank-owned life insurance                         58               55             171              163
     Other                                                        124              113             424              366
                                                        -------------    -------------   -------------    -------------
        Total noninterest income                                  620              696           1,777            2,198
                                                        -------------    -------------   -------------    -------------

Noninterest expense:
     Compensation and employee benefits                         1,261            1,241           3,961            3,791
     Premises and equipment                                       409              404           1,247            1,205
     Other                                                        626              610           1,795            1,904
                                                        -------------    -------------   -------------    -------------
        Total noninterest expense                               2,296            2,255           7,003            6,900
                                                        -------------    -------------   -------------    -------------

Income before provision for income taxes                          914              992           2,326            2,581
     Provision for income taxes                                   198              238             510              569
                                                        -------------    -------------   -------------    -------------

Net income                                              $         716    $         754   $       1,816    $       2,012
                                                        =============    =============   =============    =============

     Basic and diluted earnings per share               $        0.56    $        0.59   $        1.43    $        1.59

     Average common shares outstanding                      1,267,835        1,267,835       1,267,835        1,267,835

     Dilutive Shares                                               --               --              --               --



See accompanying notes to consolidated financial statements.


                                Emclaire Financial Corp. and Subsidiary
                            Condensed Consolidated Statements of Cash Flows
                   For the nine months ended September 30, 2008 and 2007 (Unaudited)
                                     (Dollar amounts in thousands)

                                                                                     For the nine months ended
                                                                                            September 30,
                                                                                       2008              2007
                                                                                   -------------    -------------

Cash flows from operating activities
    Net income                                                                     $       1,816    $       2,012
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization of premises and equipment                            518              497
          Provision for loan losses                                                          285              120
          Amortization of premiums and accretion of discounts, net                          (124)               9
          Amortization of intangible assets and mortgage servicing rights                     13               12
          Amortization of deferred loan costs                                                209              197
          Realized (gains) losses on sales of available for sale securities, net             391             (194)
          Net gains on sales of loans                                                         (8)             (22)
          Originations of loans sold                                                      (1,263)          (1,617)
          Proceeds from the sale of loans                                                  1,261            1,615
          Stock compensation expense                                                          83               16
          Earnings on bank owned life insurance, net                                        (150)            (144)
          Increase in accrued interest receivable                                             (8)            (107)
          Increase in prepaid expenses and other assets                                     (387)            (225)
          Increase (decrease) in accrued interest payable                                     70              (93)
          Increase in accrued expenses and other liabilities                               2,493              324
                                                                                   -------------    -------------
       Net cash provided by operating activities                                           5,199            2,400
                                                                                   -------------    -------------

Cash flows from investing activities
    Loan originations and principal collections, net                                     (21,716)         (13,155)
    Available for sale securities:
             Sales                                                                            --            1,275
             Maturities, repayments and calls                                             61,518           13,869
             Purchases                                                                   (67,664)         (12,136)
    Purchase of federal bank stocks                                                         (228)            (391)
    Purchases of premises and equipment                                                     (771)            (324)
                                                                                   -------------    -------------
       Net cash used in investing activities                                             (28,861)         (10,862)
                                                                                   -------------    -------------

Cash flows from financing activities
    Net increase (decrease) in deposits                                                   34,089           (8,345)
    Net increase in short-term borrowed funds                                              7,860            7,600
    Dividends paid on common stock                                                        (1,217)          (1,103)
                                                                                   -------------    -------------
       Net cash provided by (used in) financing activities                                40,732           (1,848)
                                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                                      17,070          (10,310)
Cash and cash equivalents at beginning of period                                          10,483           16,717
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                         $      27,553    $       6,407
                                                                                   =============    =============

Supplemental information:
    Interest paid                                                                  $       6,024    $       5,953
    Income taxes paid                                                                        270              366
Supplemental noncash disclosure:
    Transfers from loans to foreclosed real estate                                           130               --



See accompanying notes to consolidated financial statements.


                                       Emclaire Financial Corp. and Subsidiary
                             Consolidated Statements of Changes in Stockholders' Equity
                    For the three and nine months ended September 30, 2008 and 2007 (Unaudited)
                                (Dollar amounts in thousands, except per share data)


                                                               For the three months ended        For the nine months ended
                                                                      September 30,                    September 30,
                                                             ------------------------------    ------------------------------
                                                                 2008             2007             2008             2007
                                                             -------------    -------------    -------------    -------------

Balance at beginning of period                               $      25,005    $      23,990    $      24,703    $      23,917

Net income                                                             716              754            1,816            2,012

Other comprehensive income (loss):
      Change in net unrealized gains (losses) on available
        for sale securities, net of taxes                              (43)             381             (263)              47
      Less reclassification adjustment for (gains) losses
        included in net income, net of taxes                            76              (12)             257             (128)
                                                             -------------    -------------    -------------    -------------
      Other comprehensive income (loss)                                 33              369               (6)             (81)
                                                             -------------    -------------    -------------    -------------

Total comprehensive income                                             749            1,123            1,810            1,930

Stock compensation expense                                              31               15               83               16

Dividends declared                                                    (406)            (368)          (1,217)          (1,103)
                                                             -------------    -----------------------------------------------

Balance at end of period                                     $      25,379    $      24,760    $      25,379    $      24,760
                                                             =============    =============    =============    =============

Common cash dividend per share                               $        0.32    $        0.29    $        0.96    $        0.87
                                                             =============    =============    =============    =============



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

2.       Earnings per Common Share.

         Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options on 85,000 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive for the three and nine months periods ended September 30, 2008 and 2007.

3.       Securities.

         The Corporation's securities as of the respective dates are summarized as follows:


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                          Amortized     Unrealized       Unrealized         Fair
                                                         cost           gains           losses           value
-----------------------------------------------------------------------------------------------------------------
Available for sale:
-------------------
   September 30, 2008:
      U.S. Government agencies and related entities   $     17,988   $         42    $       (113)   $     17,917
      Mortgage-backed securities                            19,801            124             (70)         19,855
      Municipal securities                                  13,297            366              --          13,663
      Corporate securities                                   2,994             --              --           2,994
      Equity securities                                      3,874             --            (505)          3,369
                                                      ------------   ------------    ------------    ------------
                                                      $     57,954   $        531    $       (687)   $     57,798
                                                      ============   ============    ============    ============
   December 31, 2007:
      U.S. Government agencies and related entities   $     29,356   $         37    $        (59)   $     29,334
      Mortgage-backed securities                             1,932             --             (48)          1,884
      Municipal securities                                  13,685            566              --          14,251
      Corporate securities                                   2,939             --              --           2,939
      Equity securities                                      4,156             --            (645)          3,511
                                                      ------------   ------------    ------------    ------------
                                                      $     52,068   $        603    $       (752)   $     51,919
                                                      ============   ============    ============    ============
-----------------------------------------------------------------------------------------------------------------


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

         Effective September 30, 2008, management evaluated the Corporation's investment portfolio and determined that a $51,322 other than temporary impairment existed on Fannie Mae stock and a $65,047 other than temporary impairment existed on Freddie Mac stock. The impairment of these securities was considered to be other than temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values. These securities were written down to their fair market value as of September 30, 2008 and the resulting impairment losses were recognized in earnings during the third quarter of 2008. This impairment charge was in addition to a $275,000 other than temporary impairment charge recorded at the end of the second quarter of 2008.

         There were no other unrealized losses that were considered other than temporary at September 30, 2008.

4.       Loans Receivable.

         The Corporation's loans receivable as of the respective dates are summarized as follows:


         ------------------------------------------------------------------------------
         (Dollar amounts in thousands)                   September 30,   December 31,
                                                             2008            2007
         ------------------------------------------------------------------------------
         Mortgage loans on real estate:
               Residential first mortgages                $      67,529   $      65,706
               Home equity loans and lines of credit             56,859          49,426
               Commercial real estate                            79,684          71,599
                                                          -------------   -------------
                                                                204,072         186,731
         Other loans:
               Commercial business                               40,171          35,566
               Consumer                                           9,163           9,679
                                                          -------------   -------------
                                                                 49,334          45,245
                                                          -------------   -------------

         Total loans, gross                                     253,406         231,976

         Less allowance for loan losses                           2,363           2,157
                                                          -------------   -------------

         Total loans, net                                 $     251,043   $     229,819
                                                          =============   =============
         ------------------------------------------------------------------------------


5.       Deposits.


         The Corporation's deposits as of the respective dates are summarized as follows:

         --------------------------------------------------------------------------------
         (Dollar amounts in thousands)        September 30, 2008      December 31, 2007
         --------------------------------------------------------------------------------
               Type of accounts               Amount        %         Amount         %
         --------------------------------------------------------------------------------
         Non-interest bearing deposits       $ 48,316       17.3%    $ 47,111       19.3%
         Interest bearing demand deposits     103,487       37.2%      77,614       31.8%
         Time deposits                        126,548       45.5%     119,537       48.9%
                                             --------    --------    --------    --------

                                             $278,351      100.0%    $244,262      100.0%
                                             ========    ========    ========    ========
         --------------------------------------------------------------------------------


6.       Guarantees.

         The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at September 30, 2008, $81,000 will expire within the next seven months, $684,000 will automatically renew within the next twelve months and $305,000 will automatically renew within thirteen to seventeen months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

7.       Employee Benefit Plans.

         The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant's salary. Matching contributions for the nine months ended September 30, 2008 and 2007 amounted to $113,000 and $100,000, respectively.

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

         The components of the periodic pension cost are as follows:


         ------------------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)            For the three months ended        For the nine months ended        Year ended
                                                         September 30,                     September 30,            December 31,
                                                ------------------------------    ------------------------------    -------------
                                                    2008             2007             2008             2007             2007
         ----------------------------------------------------    -------------    -------------    -------------    -------------
         Service cost                           $          73    $          66    $         199    $         180    $         238
         Interest cost                                     71               68              213              198              262
         Expected return on plan assets                   (79)             (74)            (237)            (228)            (303)
         Transition asset                                  --                4               --               --               --
         Prior service costs                               (8)              (8)             (24)             (24)             (31)
         Recognized net actuarial (gain) loss               4               10               12               24               31
                                                -------------    -------------    -------------    -------------    -------------

         Net periodic pension cost              $          61    $          66    $         163    $         150    $         197
                                                =============    =============    =============    =============    =============
         ------------------------------------------------------------------------------------------------------------------------


         The expected rate of return on plan assets was 8.50% for the periods ended September 30, 2008 and 2007. The Corporation contributed $335,000 to its pension plan for the 2008 plan year during the quarter ended September 30, 2008.

8.       Stock Compensation Plans.

         In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Effective May 2007, the Corporation adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the nine-month periods ended September 30, 2008 and 2007, the Corporation recognized $83,000 and $16,000, respectively, in compensation expense for stock options.

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted average assumptions:

         --------------------------------------------------------------
                                              For the nine months ended
                                                 September 30, 2008
         --------------------------------------------------------------
         Dividend yield                                  4.46%
         Expected life                                 10 years
         Expected volatility                            14.09%
         Risk-free interest rate                         5.10%
         --------------------------------------------------------------

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

         A summary of option activity under the Plan as of September 30, 2008, and changes during the period then ended is presented below:



         ----------------------------------------------------------------------------------------------------------------------
                                                                                                               Weighted-Average
                                                                         Weighted-Average      Aggregate        Remaining Term
                                                          Options         Exercise Price    Intrinsic Value       (in years)
                                                      ----------------   ----------------   ----------------   ----------------
         Outstanding at the beginning of the year               84,000   $          26.00                                   8.7
         Granted                                                 5,500              25.90                                   9.6
         Exercised                                                  --                 --                                    --
         Forfeited                                               4,500              26.00                                    --
                                                      ----------------   ----------------   ----------------   ----------------
         Outstanding as of September 30, 2008                   85,000   $          25.99   $             --                8.8
                                                      ================   ================   ================   ================

         Exercisable as of Septemer 30, 2008                        --   $             --   $             --                 --
                                                      ================   ================   ================   ================

         ----------------------------------------------------------------------------------------------------------------------


         A summary of the status of the Corporation's nonvested shares as of September 30, 2008, and changes during the period then ended is presented below:


            -----------------------------------------------------------------------------------------------------
                                                                                              Weighted-Average
                                                                           Options          Grant-date Fair Value
                                                                    ---------------------   ---------------------
            Nonvested at the beginning of the year                                 84,000   $                3.39
            Granted                                                                 5,500                    2.90
            Vested                                                                     --                      --
            Forfeited                                                               4,500                      --
                                                                    ---------------------   ---------------------
            Nonvested as of September 30, 2008                                     85,000   $                3.36
                                                                    =====================   =====================
            -----------------------------------------------------------------------------------------------------


         As of  September  30, 2008,  there was  $172,000 of total  unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over an average period of 1.8 years.

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

9.       Fair Values of Financial Instruments (continued).

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

         For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:


      ------------------------------------------------------------------------------------------------------------------------
      (Dollar amounts in thousands)                                   (Level 1)            (Level 2)
                                                                   Quoted Prices in       Significant           (Level 3)
                                                                    Active Markets           Other             Significant
                                                                    for Identical          Observable          Unobservable
      Description                            September 30, 2008         Assets               Inputs               Inputs
                                             ------------------   ------------------   ------------------   ------------------
      Securities available for sale          $           57,798   $            3,369   $           54,428   $               --

                                             ------------------   ------------------   ------------------   ------------------
                                             $           57,798   $            3,369   $           54,428   $               --
                                             ==================   ==================   ==================   ==================
      ------------------------------------------------------------------------------------------------------------------------


         The Corporation's adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value. The adoption does not apply to non-financial assets and non-financial liabilities until January 1, 2009 in accordance with FSP FAS 157-2. The following valuation technique was used to measure fair value of assets in the table above on a recurring basis as of September 30, 2008:

         Available for sale securities - Fair value on available for sale securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities. As of September 30, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

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

11.      Merger Conversion.

         On October 17, 2008, the Corporation completed a merger conversion with Elk County Savings and Loan Association (ECSLA) in Ridgway, Pennsylvania. ECSLA merged with and into the Bank, with the Bank as the surviving institution. As a result of the merger, the Corporation added approximately $7.4 million, $6.2 million, and $4.5 million, respectively, in loans, deposits and equity. In connection with this transaction, the Corporation offered between a minimum of 92,435 and maximum of 200,000 shares of its common stock to eligible depositors and borrowers of ECSLA and to the general public. Orders for a total of 163,569 shares of the Corporation's common stock at a price of $21.15 were accepted in the offering, resulting in gross proceeds of $3,459,484. Proceeds received prior to the merger date were classified as a liability on the Corporation's consolidated balance sheet as of September 30, 2008. These funds were reclassified to equity upon the issuance of common shares on October 17, 2008. The Corporation intends to use the proceeds to support future loan and asset growth, to expand its business operations and for general corporate purposes.

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

         In April 2008, the FASB issued FASB Staff Position (FSP) SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

12.      Effect of Recently Issued Accounting Standards (continued).

         In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). This FSP clarifies the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation's September 30, 2008 financial statements. The application of the provisions of FSP157-3 did not materially affect the Corporation's consolidated financial statements.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. (the "Corporation") and its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the "Bank"), for the three and nine months ended September 30, 2008 compared to the same periods in 2007 and should be read in conjunction with the Corporation's December 31, 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the accompanying consolidated financial statements and notes presented on pages 1 through 11 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $45.2 million to $356.9 million at September 30, 2008 from $311.7 million at December 31, 2007. This 14.5% increase resulted from increases in cash and cash equivalents, securities and loans receivable, net of allowance for loan losses, of $17.1 million, $5.9 million and $21.2 million, respectively. The increase in the Corporation's assets was primarily funded by increases in customer deposits and borrowed funds.

Non-performing assets to total assets decreased to 0.22% at September 30, 2008 compared to 0.33% at December 31, 2007. The Bank has a $2.3 million personal loan that was not included as a non-performing asset for purposes of the September 30, 2008 calculation that has exhibited credit weaknesses and has been classified as substandard. This loan is secured by local real property pledged by an associate of the borrower as well as proceeds from a life insurance policy. The Bank is in negotiations with the borrower, who has continued to make scheduled payments. Due to the low loan to value ratio at the time of the loan origination in March 2006, the Bank does not believe it will incur any material losses on this loan.

Total liabilities increased $44.5 million to $331.5 million at September 30, 2008 from $287.0 million at December 31, 2007, while total stockholders' equity increased $676,000 to $25.4 million at September 30, 2008 from $24.7 million at December 31, 2007. This 15.5% increase in total liabilities resulted primarily from increases in customer deposits and borrowed funds of $34.1 million and $7.9 million, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2008 and 2007

General. Net income decreased $38,000 or 5.1% to $716,000 for the three months ended September 30, 2008 from $754,000 for the same period in 2007. This decrease was the result of increases in the provision for loan losses and noninterest expense of $95,000 and $41,000, respectively, and a decrease in noninterest income of $76,000, partially offset by an increase in net interest income of $134,000 and a decrease in the provision for income taxes of $40,000.

The decrease in noninterest income resulted as the Corporation realized security losses of $116,000 for the three months ended September 30, 2008 related to two marketable equity securities that were determined to be impaired.

Net interest income. Net interest income on a tax equivalent basis increased $125,000 or 4.6% to $2.8 million for the three months ended September 30, 2008 from $2.7 million for the same period in 2007. This net increase can be attributed to an increase in tax equivalent interest income of $303,000, partially offset by an increase in interest expense of $178,000.

Interest income. Interest income on a tax equivalent basis increased $303,000 or 6.5% to $4.9 million for the three months ended September 30, 2008, compared to $4.6 million for the same period in the prior year. This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $122,000, $152,000 and $47,000, respectively, partially offset by a decrease in interest on federal bank stocks of $9,000.

Tax equivalent interest earned on loans receivable increased $119,000 or 3.0% to $4.1 million for the three months ended September 30, 2008, compared to $3.9 million for the same period in 2007. This increase resulted primarily from average loans increasing $23.2 million or 10.3%, accounting for $394,000 in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Offsetting this volume increase, the yield on loans receivable decreased 45 basis points to 6.56% for the three months ended September 30, 2008, versus 7.01% for the same period in 2007, accounting for a $275,000 decrease in interest income. Contributing to this decrease in the average yield on loans receivable were the recent decreases in short-term market interest rates.

In addition, the Corporation collected $60,000 of interest due associated with the payoff of a commercial loan in August 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the three months ended September 30, 2007.

Tax equivalent interest earned on securities increased $147,000 or 23.2% to $780,000 for the three months ended September 30, 2008, compared to $633,000 for the same period in 2007. The average volume of securities increased $14.2 million, accounting for a $173,000 increase in interest income. Offsetting this volume increase, the average yield on securities decreased 19 basis points to 4.84% for the three months ended September 30, 2008, versus 5.03% for the same period in 2007, as a result of certain higher yielding securities maturing. This unfavorable yield variance accounted for a $26,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $47,000 or 783.3% to $53,000 for the three months ended September 30, 2008 from $6,000 for the same period in 2007. The average volume of these assets increased $8.2 million or 180.4%, primarily as a result of an increase in customer deposits, increasing interest income by $52,000. Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 314 basis points to 2.44% for the three months ended September 30, 2008, compared to 5.58% for the same period in the prior year, accounting for a $6,000 decrease in interest income. The decrease in the average yield reflects the recent decreases in short-term market interest rates. Dividends on federal bank stocks decreased $9,000 or 25.7% to $26,000 for the three month period ended September 30, 2008 from $35,000 for the same period in 2007. The average yield on these assets decreased 250 basis points to 3.58% for the three months ended September 30, 2008, compared to 6.08% for the same period the prior year, accounting for a $17,000 decrease in interest income. Offsetting this rate decrease, the average volume of dividends on bank stock increased $609,000 or 26.7% to $2.9 million for the three months ended September 30, 2008, compared to $2.3 million for the same period the prior year, accounting for an $8,000 increase in interest income.

Interest expense. Interest expense increased $178,000 or 9.2% to $2.1 million for the three months ended September 30, 2008, compared to $1.9 million for the same period in 2007. This increase in interest expense can be attributed to an increase in interest incurred on deposits and borrowed funds of $72,000 and $106,000, respectively.

Interest expense incurred on borrowed funds increased $106,000 or 29.4% to $467,000 for the three months ended September 30, 2008, compared to $361,000 for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $13.8 million or 43.0% to $45.9 million for the three months ended September 30, 2008, compared to $32.1 million for the same period in the prior year contributing $143,000 in additional expense. This volume increase was the result of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 used primarily to fund loan growth and a $8.8 million increase in short-term borrowings used to fund security purchases. Partially offsetting this volume increase, the cost of borrowed funds decreased 41 basis points to 4.05% for the three months ended September 30, 2008, compared to 4.46% for the same period in 2007 causing a $37,000 decrease in interest expense.

Interest expense incurred on deposits increased $72,000 or 4.6% to $1.7 million for the three months ended September 30, 2008 compared $1.6 million for the same period in 2007. The average volume of interest-bearing deposits increased $28.5 million to $220.8 million for the three months ended September 30, 2008, compared to $192.3 million for the same period in 2007 causing a $221,000 increase in interest expense. Partially offsetting this favorable volume variance, the cost of interest-bearing deposits decreased 29 basis points to 2.97% for the three months ended September 30, 2008, compared to 3.26% for the same period in 2007 causing a $149,000 decrease in interest expense.

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


-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              Three months ended September 30,
                                                     ------------------------------------------------------------------------------

                                                                       2008                                    2007
                                                     --------------------------------------  --------------------------------------
                                                        Average                   Yield /       Average                   Yield /
                                                        Balance      Interest      Rate         Balance      Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
    Loans, taxable                                   $    241,985  $      3,995      6.57%   $    218,421  $      3,867      7.02%
    Loans, tax exempt                                       5,919            92      6.15%          6,255           102      6.46%
                                                     ------------- -------------             ------------- -------------
        Total loans receivable                            247,904         4,087      6.56%        224,676         3,969      7.01%
                                                     ------------- -------------             ------------- -------------
    Securities, taxable                                    50,196           550      4.36%         35,401           388      4.35%
    Securities, tax exempt                                 13,914           230      6.58%         14,543           245      6.68%
                                                     ------------- -------------             ------------- -------------
        Total securities                                   64,110           780      4.84%         49,944           633      5.03%
                                                     ------------- -------------             ------------- -------------
    Interest-earning deposits with banks                    8,644            53      2.44%            454             6      5.58%
    Federal bank stocks                                     2,892            26      3.58%          2,283            35      6.08%
                                                     ------------- -------------             ------------- -------------
        Total interest-earning cash equivalents            11,536            79      2.72%          2,737            41      6.00%
                                                     ------------- -------------             ------------- -------------
    Total interest-earning assets                         323,550         4,946      6.08%         277,357        4,643      6.64%
        Cash and due from banks                             5,935                                   5,770
        Other noninterest-earning assets                   15,082                                  14,774
                                                     -------------                           -------------
        Total Assets                                 $    344,567                            $    297,901
                                                     =============                           =============

Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits                 $     95,121           355      1.48%   $     73,740           240      1.29%
    Time deposits                                         125,711         1,295      4.10%        118,585         1,338      4.48%
                                                     ------------- -------------             ------------- -------------
        Total interest-bearing deposits                   220,832         1,650      2.97%        192,325         1,578      3.26%
                                                     ------------- -------------             ------------- -------------
    Borrowed funds, short-term                             10,894            72      2.63%          2,086            21      3.99%
    Borrowed funds, long-term                              35,000           395      4.49%         30,000           340      4.50%
                                                     ------------- -------------             ------------- -------------
        Total borrowed funds                               45,894           467      4.05%         32,086           361      4.46%
                                                     ------------- -------------             ------------- -------------
    Total interest-bearing liabilities                    266,726         2,117      3.16%        224,411         1,939      3.43%
                                                     ------------- -------------             ------------- -------------
        Noninterest-bearing demand deposits                50,064            --        --          46,334            --        --
                                                     ------------- -------------             ------------- -------------
           Funding and cost of funds                      316,790         2,117      2.66%        270,745         1,939      2.84%
        Other noninterest-bearing liabilities               2,723                                   2,930
                                                     -------------                           -------------
        Total Liabilities                                 319,513                                 273,675
        Stockholders' Equity                               25,054                                  24,226
                                                     -------------                           -------------
        Total Liabilities and Stockholders' Equity   $    344,567                            $    297,901
                                                     ============= -------------             ============= -------------
Net interest income                                                $      2,829                            $      2,704
                                                                   =============                           =============
Interest rate spread (difference between                                             2.92%                                   3.21%
                                                                                 ==========                              ==========
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)
Net interest margin (net interest                                                    3.48%                                   3.87%
                                                                                 ==========                              ==========
    income as a percentage of average
    interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------


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


   ----------------------------------------------------------------------------------------------
    (Dollar amounts in thousands)                           Three months ended September 30,
                                                                   2008 versus 2007
                                                              Increase (Decrease) due to
                                                      -------------------------------------------
                                                         Volume          Rate            Total
   ----------------------------------------------------------------------------------------------
   Interest income:
      Loans                                           $        394   $       (275)   $        119
      Securities                                               173            (26)            147
      Interest-earning deposits with banks                      52             (6)             46
      Federal bank stocks                                        8            (17)             (9)
                                                      ------------   ------------    ------------

     Total interest-earning assets                             627           (324)            303
                                                      ------------   ------------    ------------

   Interest expense:
      Deposits                                                 221           (149)             72
      Borrowed funds                                           143            (37)            106
                                                      ------------   ------------    ------------

     Total interest-bearing liabilities                        364           (186)            178
                                                      ------------   ------------    ------------

   Net interest income                                $        263   $       (138)   $        125
                                                      ============   ============    ============
   ----------------------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended September 30, 2008 and 2007 is as follows:


   --------------------------------------------------------------------------------------------------
   (Dollar amounts in thousands)                                At or for the three months ended
                                                                         September 30,
                                                            -----------------------------------------
                                                                   2008                   2007
   --------------------------------------------------------------------------------------------------
   Balance at the beginning of the period                   $            2,301     $            2,086
    Provision for loan losses                                              140                     45
    Charge-offs                                                            (86)                   (16)
    Recoveries                                                               8                      3
                                                            ------------------     ------------------
   Balance at the end of the period                         $            2,363     $            2,118
                                                            ==================     ==================

   Non-performing loans                                     $              783     $              931
   Non-performing assets                                                   797                  1,015
   Non-performing loans to total loans                                    0.31%                  0.41%
   Non-performing assets to total assets                                  0.22%                  0.34%
   Allowance for loan losses to total loans                               0.93%                  0.93%
   Allowance for loan losses to non-performing loans                    301.79%                227.48%
   --------------------------------------------------------------------------------------------------


The provision for loan losses increased $95,000 or 211.1% to $140,000 for the three month period ended September 30, 2008 from $45,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $140,000 in the provision for loan losses during the three months ended September 30, 2008.

Noninterest income. Noninterest income decreased $76,000 or 10.9% to $620,000 during the three months ended September 30, 2008, compared to $696,000 during the same period in the prior year. This decrease can be attributed to the decreases in gains and losses on securities and gains on the sale of loans of $134,000 and $15,000, respectively. Partially offsetting this decrease in noninterest income were increases in fees and service charges, commissions on financial services, earnings on bank-owned life insurance and other noninterest income of $34,000, $25,000, $3,000 and $11,000, respectively.

The Corporation realized security losses of $116,000 in the third quarter of 2008 compared to gains of $18,000 for the same period in 2007. Management determined that two marketable equity securities were impaired. The impairment of these financial industry securities were considered to be other than temporary due to recent developments in the financial condition and near-term prospects of the issuers, a downturn in the economic conditions affecting the industry and declining book values of the securities. At September 30, 2008, these securities were written down to their current fair value.

Noninterest expense. Noninterest expense increased $41,000 or 1.8% to $2.3 million during the three months ended September 30, 2008 compared to the same period in 2007. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expense of $20,000, $5,000 and $16,000, respectively.

Compensation and employee benefits increased $20,000 or 1.6% to $1.3 million for the three months ended September 30, 2008. This increase can be attributed primarily to normal salary and wage increases, partially offset by a decrease in incentive expense.

Premises and equipment increased $5,000 or 1.2% to $409,000 for the three months ended September 30, 2008, compared to $404,000 for the same period in the prior year. This increase can be attributed primarily to costs associated with an additional branch office which was opened in Grove City, Pennsylvania during April 2008.

Other noninterest expense increased $16,000 or 2.6% to $626,000 during the three months ended September 30, 2008, compared to $610,000 for the same period in the prior year. This increase can be attributed primarily to increases in FDIC insurance and internet banking expense, partially offset by decreases in marketing and professional fees.

The Corporation anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Provision for income taxes. The provision for income taxes decreased $40,000 or 16.8% to $198,000 for the three months ended September 30, 2008, compared to $238,000 for the same period in the prior year. This was due to a decrease in pre-tax earnings of $79,000 or 7.9% to $914,000 for the three months ended September 30, 2008, compared to $992,000 for the same period in the prior year and a decrease in the effective tax rate to 21.7% for the three months ended September 30, 2008, compared to 24.0% for the same period in 2007. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Month  Periods  Ended  September 30, 2008 and
2007

General. Net income decreased $196,000 or 9.7% to $1.8 million for the nine months ended September 30, 2008 from $2.0 million for the same period in 2007. This decrease was a result of increases in the provision for loans losses and noninterest expense of $165,000 and $103,000, respectively, and a decrease in noninterest income of $421,000. Partially offsetting this decrease was an increase in net interest income of $434,000 and a decrease in the provision for income taxes of $59,000.

Net interest income. Net interest income on a tax equivalent basis increased $411,000 or 5.3% to $8.1 million for the nine months ended September 30, 2008 from $7.7 million for the same period in 2007. This net increase can be attributed to an increase in tax equivalent interest income of $645,000, partially offset by a $234,000 increase in interest expense.

Interest income. Interest income on a tax equivalent basis increased $645,000 or 4.7% to $14.2 million for the nine months ended September 30, 2008, compared to $13.6 million for the same period in the prior year. This increase can be attributed to an increase in interest earned on loans and securities of $579,000 and $121,000, respectively, partially offset by decreases in interest earned on federal bank stocks, and interest-earning deposits with banks of $24,000 and $31,000, respectively.

Tax equivalent interest earned on loans receivable increased $579,000 or 5.1% to $12.0 million for the nine months ended September 30, 2008, compared to $11.4 million for the same period in 2007. During that time, average loans increased $20.8 million or 9.5%, accounting for $1.1 million in additional loan interest income. This increase can be primarily attributed to growth in the Corporation's commercial loan portfolios. Partially offsetting this volume increase, the yield on loans decreased 29 basis points to 6.66% for the nine months ended September 30, 2008, versus 6.95% for the same period in 2007, accounting for a $473,000 decrease in interest income. Contributing to this unfavorable yield variance were the recent decreases in short-term market interest rates. In addition, the Corporation collected $120,000 of interest due as a result of the payoff of a commercial loan in April and August 2007 that had been on non-accrual status. In connection with the loan payoff, the Corporation received all principal and interest due under the contractual terms of the loan agreement and interest collected was recorded as loan interest income during the nine months ended September 30, 2007.

Tax equivalent interest earned on securities increased $121,000 or 6.4% to $2.0 million for the nine months ended September 30, 2008, compared to $1.9 million for the same period in 2007. The average volume of securities increased $3.1 million to $55.2 million for the nine months ended September 30, 2008, compared to $52.1 million for the nine months ended September 30, 2007. This resulted in a $113,000 increase in interest income. In addition to this favorable volume variance, the average yield on securities increased one basis point to 4.93% for the nine months ended September 30, 2008, versus 4.92% for the same period in 2007, accounting for an additional $8,000 in interest income.

Interest earned on interest-earning deposit accounts decreased $31,000 or 21.7% to $112,000 for the nine months ended September 30, 2008 from $143,000 for the same period in 2007. The average yield on interest-earning deposit accounts decreased 291 basis points to 2.35% for the nine months ended September 30, 2008, compared to 5.26% for the same period in the prior year, accounting for the decline in interest income. The decrease in the average yield reflects the recent decreases in short-term market interest rates. Interest earned on federal bank stocks decreased $24,000 to $82,000 for the nine month period ended September 30, 2008 from $106,000 for the same period in the prior year as a result of a lower yield. The lower yield resulted from the recognition of a special dividend on FHLB capital stock during the nine months ended September 30, 2007.

Interest expense. Interest expense increased $234,000 or 4.0% to $6.1 million for the nine months ended September 30, 2008, compared to $5.9 million for the same period in the prior year. This increase in interest expense can be attributed to an increase in interest incurred on borrowed funds of $271,000, partially offset by a decrease in interest incurred on deposits of $37,000.

Interest expense incurred on borrowed funds increased $271,000 or 25.9% to $1.3 million for the nine months ended September 30, 2008, compared to $1.0 million for the same period in the prior year. This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $11.4 million to $42.7 million for the nine months ended September 30, 2008, compared to $31.3 million for the same period in the prior year. This volume increase was the result of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 used primarily to fund loan growth and a $6.4 million increase in average short-term borrowings used primarily to fund security purchases. This volume variance contributed $358,000 in additional expense. Partially offsetting this volume increase, the cost of borrowed funds decreased 35 basis points to 4.12% for the nine months ended September 30, 2008, compared to 4.47% for the same period in 2007 causing a $87,000 decrease in interest expense.

Interest expense incurred on deposits decreased $37,000 or 1.0% at $4.8 million for the nine months ended September 30, 2008 and 2007. This decrease can be attributed to the cost of interest-bearing deposits decreasing 21 basis points to 3.08% for the nine months ended September 30, 2008, compared to 3.29% for the same period in 2007 accounting for a $317,000 decline in interest expense. The decrease in the rate paid on deposits reflects the recent decreases in short-term market interest rates. Partially offsetting this favorable yield variance, the average volume of deposits increased $11.7 million or 6.0% to $207.0 million for the nine months ended September 30, 2008, compared to $195.3 million for the same period in 2007 contributing $280,000 in additional expense.

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



-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              Nine months ended September 30,
                                                     ------------------------------------------------------------------------------

                                                                       2008                                   2007
                                                     -------------------------------------- ---------------------------------------
                                                        Average                   Yield /      Average                     Yield /
                                                        Balance      Interest      Rate        Balance        Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
------------------------
    Loans, taxable                                   $    234,642  $     11,722       6.67% $     213,477  $    11,116       6.96%
    Loans, tax exempt                                       6,024           281       6.24%         6,364          308       6.46%
                                                     ------------- -------------            -------------- ------------
         Total loans receivable                           240,666        12,003       6.66%       219,841       11,424       6.95%
                                                     ------------- -------------            -------------- ------------
    Securities, taxable                                    40,970         1,339       4.37%        37,241        1,171       4.20%
    Securities, tax exempt                                 14,201           698       6.57%        14,877          745       6.70%
                                                     ------------- -------------            -------------- ------------
         Total securities                                  55,171         2,037       4.93%        52,118        1,916       4.92%
                                                     ------------- -------------            -------------- ------------
    Interest-earning deposits with banks                    6,374           112       2.35%         3,633          143       5.26%
    Federal bank stocks                                     2,721            82       4.00%         2,271          106       6.24%
                                                     ------------- -------------            -------------- ------------
         Total interest-earning cash equivalents            9,095           194       2.84%         5,904          249       5.64%
                                                     ------------- -------------            -------------- ------------
    Total interest-earning assets                         304,932        14,234       6.24%       277,863       13,589       6.54%
         Cash and due from banks                            5,578                                   5,865
         Other noninterest-earning assets                  14,762                                  14,659
                                                     -------------                          --------------
         Total assets                                $    325,272                           $     298,387
                                                     =============                          ==============

Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits                 $     87,077           949       1.46% $      72,925          697       1.28%
    Time deposits                                         119,933         3,827       4.26%       122,372        4,116       4.50%
                                                     ------------- -------------            -------------- ------------
         Total interest-bearing deposits                  207,010         4,776       3.08%       195,297        4,813       3.29%
                                                     ------------- -------------            -------------- ------------
    Borrowed funds, long-term                              35,000         1,177       4.49%        30,000          995       4.43%
    Borrowed funds, short-term                              7,728           141       2.44%         1,297           52       5.36%
                                                     ------------- -------------            -------------- ------------
         Total borrowed funds                              42,728         1,318       4.12%        31,297        1,047       4.47%
                                                     ------------- -------------            -------------- ------------
    Total interest-bearing liabilities                    249,738         6,094       3.26%       226,594        5,860       3.46%
         Noninterest-bearing demand deposits               48,041            --         --         44,939           --         --
                                                     ------------- -------------            -------------- ------------
      Funding and cost of funds                           297,779         6,094       2.73%       271,533        5,860       2.89%
         Other noninterest-bearing liabilities              2,525                                   2,785
                                                     -------------                          --------------
         Total liabilities                                300,304                                 274,318
         Stockholders' equity                              24,968                                  24,069
                                                     -------------                          --------------
         Total liabilities and stockholders' equity  $    325,272                           $     298,387
                                                     ============= -------------            ============== ------------
Net interest income                                                $      8,140                            $     7,729
                                                                   =============                           ============
Interest rate spread (difference between                                              2.98%                                  3.08%
                                                                                 ===========                            ===========
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)
Net interest margin (net interest                                                     3.57%                                  3.72%
                                                                                 ===========                            ===========
    income as a percentage of average
    interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------


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


   ----------------------------------------------------------------------------------------
    (Dollar amounts in thousands)                       Nine months ended September 30,
                                                               2008 versus 2007
                                                          Increase (Decrease) due to
                                                   ----------------------------------------
                                                     Volume         Rate           Total
   ----------------------------------------------------------------------------------------
    Interest income:
       Loans                                       $     1,052   $      (473)   $       579
       Securities                                          113             8            121
       Interest-earning deposits with banks                 73          (104)           (31)
       Federal bank stocks                                  18           (42)           (24)
                                                   -----------   -----------    -----------

       Total interest-earning assets                     1,256          (611)           645
                                                   -----------   -----------    -----------

    Interest expense:
       Deposits                                            280          (317)           (37)
       Borrowed funds                                      358           (87)           271
                                                   -----------   -----------    -----------

       Total interest-bearing liabilities                  638          (404)           234
                                                   -----------   -----------    -----------

    Net interest income                            $       618   $      (207)   $       411
                                                   ===========   ===========    ===========
   ----------------------------------------------------------------------------------------


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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007 is as follows:


    --------------------------------------------------------------------------------------------------------------------
                                                                                                        At or for the
                                                             At or for the nine months ended              year ended
                                                                       September 30,                     December 31,
                                                        -----------------------------------------     ------------------
                                                               2008                   2007                   2007
    --------------------------------------------------------------------------------------------------------------------
    Balance at the beginning of the period              $            2,157     $            2,035     $            2,035
     Provision for loan losses                                         285                    120                    256
     Charge-offs                                                      (113)                   (63)                  (164)
     Recoveries                                                         34                     26                     30
                                                        ------------------     ------------------     ------------------
    Balance at the end of the period                    $            2,363     $            2,118     $            2,157
                                                        ==================     ==================     ==================

    Non-performing loans                                $              783     $              931     $              931
    Non-performing assets                                              797                  1,015                  1,015
    Non-performing loans to total loans                               0.31%                  0.41%                  0.41%
    Non-performing assets to total assets                             0.22%                  0.34%                  0.33%
    Allowance for loan losses to total loans                          0.93%                  0.93%                  0.93%
    Allowance for loan losses to non-performing loans               301.79%                227.48%                231.69%
    --------------------------------------------------------------------------------------------------------------------


The provision for loan losses increased $165,000 or 137.5% to $285,000 for the nine month period ended September 30, 2008 from $120,000 for the same period in the prior year. Management's evaluation of the loan portfolio, including the changing composition of the portfolio as well as economic trends, regulatory considerations and other factors contributed to the recognition of $285,000 in the provision for loan losses during the nine months ended September 30, 2008.

Noninterest income. Noninterest income decreased $421,000 to $1.8 million for the nine months ended September 30, 2008, compared to $2.2 million for the same period in the prior year. This decrease can be attributed to decreases in gains on securities and loan sales of $585,000 and $14,000, respectively, partially offset by increases in fees and service charges, commissions earned on financial services, earnings on bank-owned life insurance and other noninterest income of $83,000, $29,000, $8,000 and $59,000, respectively.

The  Corporation  realized  security  losses of $391,000  during the nine months ended September 30, 2008 compared to gains of $194,000 for the same period in 2007. During the second and third quarters of 2008, management determined there were other than temporary impairment losses related to Fannie Mae and Freddie Mac stock due to financial and economic condition concerns and declining book values of the securities. The gain during the nine month period ended September 30, 2007, was primarily due to gains from the sale of a community bank stock
investment  as  a  result  of  that  bank's  merger  with  a  larger   financial
institution.

Noninterest expense. Noninterest expense increased $103,000 or 1.5% to $7.0 million during the nine months ended September 30, 2008, compared to $6.9 million during the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and benefits and premises and equipment of $170,000 and $42,000, respectively, partially offset by a decrease in other noninterest expense of $109,000.

Compensation and benefits increased $170,000 or 4.5% to $4.0 million during the nine months ended September 30, 2008, compared to $3.8 million for the same period in the prior year. This increase can be attributed primarily to normal salary and wage increases and the addition of staff associated with the opening of the Grove City office in April 2008.

Premises and equipment increased $42,000 or 3.5% to $1.2 million during the nine months ended September 30, 2008.. This increase is primarily related to increased building and equipment depreciation, utilities, and general building expense associated with the additional branch office which was opened in April 2008.

Other noninterest expense decreased $109,000 or 5.7% to $1.8 million during the nine months ended September 30, 2008, compared to $1.9 million for the same period in the prior year. This decrease can be attributed to decreases in professional fees relating to Sarbanes-Oxley Section 404 compliance and marketing and courier expense decreases. Partially offsetting these decreases were increases in FDIC insurance, membership and subscription, postage, and printing and office supplies.

Provision for income taxes. The provision for income taxes decreased $59,000 or 10.4% to $510,000 for the nine months ended September 30, 2008, compared to $569,000 for the same period in the prior year due primarily to the decrease in pre-tax earnings of $255,000 or 9.9% to $2.3 million for the nine months ended September 30, 2008, compared to $2.6 million for the same period in the prior year. In addition, the effective tax rate was 21.9% for the nine months ended September 30, 2008, compared to 22.0% for the same period in 2007. The difference between the statutory rate of 34% and the Corporation's effective tax rate is due to tax-exempt income earned on loans, securities and bank-owned life insurance.

LIQUIDITY

The Corporation's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2008, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $27.3 million, and standby letters of credit totaling $1.1 million.

At September 30, 2008, time deposits amounted to $126.5 million or 45.5% of the Corporation's total consolidated deposits, including approximately $51.9 million of which are scheduled to mature within the next year. Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and, to a limited and rare extent, the sale of loans. At September 30, 2008, the Corporation's borrowing capacity with the FHLB, net of funds borrowed, was $122.8 million.

Management  is  not  aware  of  any   conditions,   including   any   regulatory
recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the evaluation of securities for other than temporary impairment as critical accounting policies.

The allowance for loan losses provides for an estimate of probable losses in the loan portfolio. In determining the appropriate level of the allowance for loan losses, the loan portfolio is separated into risk-rated and homogeneous pools. Migration analysis/historical loss rates, adjusted for relevant trends, have been applied to these pools. Qualitative adjustments are then applied to the portfolio to allow for quality of lending policies and procedures, national and local economic and business conditions, changes in the nature and volume of the portfolio, experience, ability and depth of lending management, changes in the trends, volumes and severity of past due, non-accrual and classified loans and loss and recovery trends, quality of the Corporation's loan review system, concentrations of credit, and external factors. The methodology used to determine the adequacy of the Corporation's allowance for loan losses is comprehensive and meets regulatory and accounting industry standards for assessing the allowance, however, it is still an estimate. Loan losses are charged against the allowance while recoveries of amounts previously charged-off are credited to the allowance. Loan loss provisions are charged against current earnings based on management's periodic evaluation and review of the factors indicated above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk for the Corporation consists primarily of interest rate risk exposure and liquidity risk. Since virtually all of the interest-earning assets and interest-bearing liabilities are at the Bank, virtually all of the interest rate risk and liquidity risk lies at the Bank level. The Bank is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk. In addition, the Bank does not participate in hedging transactions such as interest rate swaps and caps. Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets and interest-bearing liabilities. Interest rate risk and liquidity risk management is performed at the Bank level. Although the Bank has a diversified loan portfolio, loans outstanding to individuals and businesses depend upon the local economic conditions in the immediate trade area.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation's assets and liabilities to interest rate changes, at September 30, 2008, the Corporation's interest-earning assets maturing or repricing within one year totaled $112.2 million while the Corporation's interest-bearing liabilities maturing or repricing within one-year totaled $111.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $400,000. At September 30, 2008, the percentage of the Corporation's assets to liabilities maturing or repricing within one year was 100.4%.

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

As of September 30, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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


EMCLAIRE FINANCIAL CORP. AND SUBSIDIARY



Date:  November 14, 2008                   By:      /s/ David L. Cox
                                           -------------------------------------
                                           David L. Cox
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Date:  November 14, 2008                   By:      /s/ William C. Marsh
                                           -------------------------------------
                                           William C. Marsh
                                           Treasurer and Chief Financial Officer