Form 10-K
period 2008-12-31
EMCLAIRE FINANCIAL CORP
filed 2009-03-27
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to

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

YES ☐  NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐  NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒.

As of June 30, 2008, the aggregate value of the 1,267,835 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 152,410 shares held by the directors and officers of the Registrant as a group, was approximately $28.7 million.  This figure is based on the last sales price of $25.75 per share of the Registrant’s Common Stock on June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP.

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

PART I

Item 1.  Business

General

Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and financial holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, the Farmers National Bank of Emlenton (the Bank).  The Corporation also provides real estate settlement services to Bank and other customers through its subsidiary, Emclaire Settlement Services, LLC (the Title Company).  In addition, the Bank provides investment advisory services through its Farmers National Financial Services division.

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits.  The Bank operates through a network of twelve retail branch offices in Venango, Butler, Clarion, Clearfield, Elk, Jefferson and Mercer counties, Pennsylvania.  The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

The Bank is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law.  The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB).  The Corporation is a registered financial holding company pursuant to the Bank Holding Company Act of 1956 (BHCA), as amended.

The Corporation completed the acquisition of Elk County Savings and Loan Association (ECSLA) and the merger conversion of ECSLA with and into the Bank as of October 17, 2008.  Associated with the merger conversion, the Corporation also conducted a common stock offering to eligible depositors and borrowers of ECSLA and the general public.  The merger conversion and the offering generated $4.5 million in additional equity for the Corporation.

On December 23, 2008 the Corporation issued to the U.S. Department of the Treasury (U.S. Treasury), in exchange for aggregate consideration of $7.5 million, 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000, and a ten year warrant to purchase up to 50,836 shares of the Corporation’s common stock at an exercise price of $22.13 per share.  The preferred securities pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter.

At December 31, 2008, the Corporation had $375.7 million in total assets, $36.1 million in stockholders’ equity, $264.8 million in loans and $286.6 million in deposits.

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

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Bank’s lending activities.  Commercial business and commercial real estate loans amounted to 47.3% of the total loan portfolio at December 31, 2008.  Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate.  Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures.  The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower.  Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral.  At December 31, 2008, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $5.4 million.  At December 31, 2008, the Bank had no single lending relationship exceeding this limit.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2008		2007		2006		2005		2004
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Mortgage loans on real estate:
Residential first mortgages	$74,130	27.7%	$65,706	28.3%	$64,662	30.0%	$66,011	34.0%	$69,310	38.2%
Home equity loans and lines of credit	57,454	21.5%	49,426	21.3%	47,330	22.0%	39,933	20.5%	31,548	17.4%
Commercial	85,689	32.1%	71,599	30.9%	61,128	28.4%	52,990	27.3%	48,539	26.8%

Total real estate loans	217,273	81.3%	186,731	80.5%	173,120	80.4%	158,934	81.8%	149,397	82.4%

Other loans:
Commercial business	40,787	15.2%	35,566	15.3%	34,588	16.0%	27,732	14.2%	23,898	13.2%
Consumer	9,429	3.5%	9,679	4.2%	7,671	3.6%	7,729	4.0%	8,090	4.4%

Total other loans	50,216	18.7%	45,245	19.5%	42,259	19.6%	35,461	18.2%	31,988	17.6%

Total loans receivable	267,489	100.0%	231,976	100.0%	215,379	100.0%	194,395	100.0%	181,385	100.0%
Less:
Allowance for loan losses	2,651		2,157		2,035		1,869		1,810

Net loans receivable	$264,838		$229,819		$213,344		$192,526		$179,575

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation’s portfolio as of December 31, 2008.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total
Residential mortgages	$1,518	$4,938	$14,162	$53,512	$74,130
Home equity loans and lines of credit	130	6,040	22,446	28,838	57,454
Commercial mortgages	3,821	3,599	13,664	64,605	85,689
Commercial business	4,085	11,438	6,552	18,712	40,787
Consumer	362	7,759	913	395	9,429
	$9,916	$33,774	$57,737	$166,062	$267,489

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2008:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates

Residential mortgage	$51,745	$20,867
Home equity loans and lines of credit	53,358	3,966
Commercial mortgage	35,117	46,751
Commercial business	33,250	3,452
Consumer	9,067	—
	$182,537	$75,036

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.  The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title.  The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 2008, the Corporation’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $1.1 million or 0.28% of the Corporation’s total assets.  Interest income of $78,000 would have been recorded in 2008 if these loans had been current and were outstanding during the entire period.  Interest of $43,000 on these loans was included in income during 2008.

Classified Assets.  Regulations applicable to insured institutions require the classification of problem assets as “substandard,” “doubtful,” or “loss” depending upon the existence of certain characteristics as discussed below.  A category designated “special mention” must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems.  An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified as substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable.  Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of December 31, 2008, the Corporation’s classified and criticized assets amounted to $9.6 million, with $6.5 million classified as substandard and $3.1 million identified as special mention.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2008	2007	2006	2005	2004

Non-performing loans	$1,011	$952	$1,841	$1,452	$840

Total as a percentage of gross loans	0.38%	0.41%	0.85%	0.74%	0.46%

Repossessions	—	—	—	—	2
Real estate acquired through foreclosure	50	129	98	106	69
Total as a percentage of total assets	0.01%	0.04%	0.03%	0.04%	0.03%

Total non-performing assets	$1,061	$1,081	$1,939	$1,558	$911

Total non-performing assets as a percentage of total assets	0.28%	0.35%	0.65%	0.57%	0.33%

Allowance for loan losses as a percentage of non-performing loans	262.22%	226.58%	110.54%	128.72%	215.48%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio.  The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses.  Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2008 of $2.7 million was adequate to cover probable losses inherent in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2008	2007	2006	2005	2004

Balance at beginning of period	$2,157	$2,035	$1,869	$1,810	$1,777

Provision for loan losses	500	256	358	205	290

Allowance for loan losses of ECSLA	206	—	—	—	—

Charge-offs:
Mortgage loans	(92)	(82)	(154)	(46)	(165)
Commercial business loans	—	(22)	(18)	(60)	(36)
Consumer loans	(160)	(60)	(49)	(91)	(117)
	(252)	(164)	(221)	(197)	(318)

Recoveries:
Mortgage loans	—	1	—	—	17
Commercial business loans	15	16	19	18	19
Consumer loans	25	13	10	33	25
	40	30	29	51	61

Net charge-offs	(212)	(134)	(192)	(146)	(257)

Balance at end of period	$2,651	$2,157	$2,035	$1,869	$1,810

Ratio of net charge-offs to average loans outstanding	0.08%	0.06%	0.09%	0.08%	0.14%

Ratio of allowance to total loans at end of period	0.99%	0.93%	0.94%	0.96%	1.00%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)

	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$431	16.3%	$387	17.9%	$532	26.1%	$554	29.6%	$503	27.8%
Commercial mortgages	1,369	51.6%	1,068	49.5%	820	40.3%	841	45.0%	1,137	62.8%
Residential mortgages	363	13.7%	309	14.3%	239	11.7%	211	11.3%	10	0.6%
Home equity loans	467	17.6%	368	17.1%	339	16.7%	150	8.0%	39	2.2%
Consumer loans	73	2.8%	79	3.7%	83	4.1%	106	5.7%	121	6.7%
Unallocated	(52)	-2.0%	(54)	-2.5%	22	1.1%	7	0.4%	—	0.0%

	$2,651	100%	$2,157	100%	$2,035	100%	$1,869	100%	$1,810	100%

Investment Activities

General.  The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, municipal and corporate securities and equity securities.

Investment decisions are made within policy guidelines established by the Board of Directors.  This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2008:

	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
(Dollar amounts in thousands)	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Government securities	$1,027	$2,506	$4,012	$8,549	$3,983	$—	$20,077
Mortgage-backed securities	—	247	408	2,721	27,004	—	30,380
Municipal securities	—	—	100	4,097	9,611	—	13,808
Corporate securities	3,984	—	—	—	—	—	3,984
Equity securities	—	—	—	—	—	3,194	3,194

Estimated fair value	$5,011	$2,753	$4,520	$15,367	$40,598	$3,194	$71,443

Weighted average yield (1)	5.49%	4.09%	4.68%	5.05%	4.35%	4.29%	4.59%

(1) Weighted average yield is calculated based upon amortized cost.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2008	2007	2006

U.S. Government agencies	$20,077	$29,334	$30,748
Mortgage-backed securities	30,380	1,884	2,339
Municipal securities	13,808	14,251	15,262
Corporate securities	3,984	2,939	—
Equity securities	3,194	3,511	3,425
	$71,443	$51,919	$51,774

For additional information regarding the Corporation’s investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and “Notes to Consolidated Financial Statements” beginning on page F-7.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and investing activities. Secondary sources of funds are derived from loan repayments,  investment maturities and borrowed funds.  Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions.  The Bank also has access to funds through other various sources.  For a description of the Bank’s sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7.

Deposits.  The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

Deposit products are promoted in periodic newspaper and radio advertisements, along with notices provided in customer account statements.  The Bank’s marketing strategy is based on its reputation as a community bank that provides quality products and personal customer service.

The Bank pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area.  Management reviews interest rates on deposits weekly and considers a number of factors, including: (1) the Bank’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Bank’s liquidity position.

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2008 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Less than three months	$2,663
Over three months to six months	11,480
Over six months to twelve months	4,681
Over twelve months	19,945

$38,769

Borrowings.  Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending and investment activities.  These borrowings include FHLB advances, federal funds, repurchase agreements, advances from the Federal Reserve Discount Window and lines of credit at the bank and holding company with other correspondent banks.

	December 31,
(Dollar amounts in thousands)	2008	2007

Ending balance	$48,188	$40,400
Average balance	45,096	32,441
Maximum balance	54,683	40,400
Weighted average rate	3.89%	4.46%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and “Notes to Consolidated Financial Statements” beginning on page F-7.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank, a national association and the Title Company.  As of December 31, 2008, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2008, the Bank had 104 full time equivalent employees.  There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation.  The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the BHCA of 1956, as amended.  The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require.  Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The Corporation entered into a Securities Purchase Agreement (the Agreement) on December 23, 2008 with the U.S. Treasury in association with its participation in the Capital Purchase Program (CPP) of the Emergency Economic Stabilization Act of 2008 (EESA). Under the Agreement, the Corporation may not increase its dividend for three years unless the preferred shares purchase by the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of the Corporation.  For additional information regarding the CPP see “Notes to Consolidated Financial Statements” beginning on page F-7.

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

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2008, the Bank’s loans-to-one-borrower limit was $5.4 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2008, the bank had no single lending relationship exceeding this limit.

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

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2008, the Bank exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

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

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  This increase was part of the EESA of 2008.  Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP).  Under the TLGP, all noninterest bearing deposit transaction accounts, lawyers’ trust accounts and NOW accounts that pay interest rates equal to or less than 50 basis points and public funds held in noninterest bearing accounts with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis.  After December 31, 2009, the standard insurance limit will return to $100,000 for all deposit categories except retirement accounts, which will continue to be insured up to $250,000 per insured depositor.

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital— “well capitalized,” “adequately capitalized,” and “undercapitalized.”  These capital levels are defined in the same manner as under the prompt corrective action system discussed above.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  In 2007 and 2008, the annual insurance premiums on bank deposits insured by the DIF varied between $.05 and $.43 per $100 of deposits.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF.  The annual assessment rate set for the fourth quarter of 2008 was 27.5 basis points of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

On December 16, 2008, the FDIC approved the final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009.  On February 26, 2009, the FDIC approved the final rule to raise the assessment rates for the assessment period beginning on April 1, 2009, and subsequent assessment periods.  The new assessment scheme will differentiate between risk profiles and will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories.  Institutions that are rated in the category with the lowest risk will see their initial base rates increase to between 12 and 16 basis points.

On February 26, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency assessment effective on June 30, 2009 and to be collected on September 30, 2009.  Based on our most recent FDIC deposit insurance assessment base, the emergency special assessment of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $565,000 in 2009.  The FDIC has indicated in recent press reports that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the Department of Treasury to $100 billion.

On February 26, 2009, the FDIC adopted another interim rule, with request for comment, to have the option to impose a further special assessment of up to 10 basis points on an institution’s assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessment are collected.  The assessment will be imposed if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors.  The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF ratio to a minimum of 1.15% within the next seven years.  However, the interim rules are subject to change and may or may not be enacted.

Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Corporation anticipated that FDIC assessments on deposits will have a significantly greater impact on operating expenses in 2009 compared to 2008 and could materially affect our reported earnings, liquidity and capital.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of April 21, 2008, the Bank was rated “satisfactory.”

On September 1, 2005, the federal banking agencies amended the CRA regulations to:

•                 Establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and

•                 Take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating.

The Fair Credit Reporting Act (FCRA), as amended by the Fair and Accurate Credit Transactions Act of 2003 (FACTA), requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data.  It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices.  In connection with the FACTA, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations.  A consumer’s election to opt out would be applicable for at least five years.

The Federal Trade Commission (FTC), the federal bank regulatory agencies and the National Credit Union Administration (NCUA) have issued regulations (the Red Flag Rules) requiring financial institutions and creditors to develop and implement written identity theft prevention programs as part of the FACTA.  The programs must be in place by May 1, 2009 and must provide for the identification, detection and response to patterns, practices or specific activities — known as red flags — that could indicate identity theft.  These red flags may include unusual account activity, fraud alerts on a consumer report or attempted use of suspicious account application documents.  The program must also describe appropriate responses that would prevent and mitigate the crime and detail a plan to update the program.  The program must be managed by the Board of Directors or senior employees of the institution or creditor, include appropriate staff training and provide oversight of any service providers.

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

The Fair Housing Act (FHA) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FHA, including some that are not specifically mentioned in the FHA itself.

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

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, FACTA, TILA, FHA, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Federal Home Loan Bank System.  The Bank is a member of the FHLB.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB.  At December 31, 2008, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits.  At December 31, 2008, the Bank was in compliance with these requirements.

Item 1A.  Risk Factors

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

The current economic environment poses significant challenges for the Corporation and could adversely affect its financial condition and results of operations.

The Corporation is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Corporation’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Corporation and others in the financial services industry.  For example, further deterioration in local economic conditions in the Corporation’s markets could drive losses beyond that which is provided for in its allowance for loan losses.  The Corporation may also face the following risks in connection with these events:

•                  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Bank’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Corporation’s business.

•                  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•                  The processes the Corporation uses to estimate the allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•                  The Bank’s ability to assess the creditworthiness of its customers may be impaired if the processes and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•                  The Corporation expects to face increased regulation of its industry, and compliance with such regulation may increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, the Corporation could experience continuing or increased adverse effects on its financial condition and results of operations.

The Corporation’s business is subject to various lending and other economic risks that could adversely impact the Corporation’s financial condition and results of operations.

Change in economic conditions, particularly an economic slowdown, could hurt the Corporation’s business.  The Corporation’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Corporation’s control.  A deterioration in economic conditions, in particular an economic slowdown within the Corporation’s geographic region, could result in the following consequences, any of which could have a material adverse effect on the Corporation’s business:

•                  loan delinquencies may increase;

•                  problem assets and foreclosures may increase;

•                  demand for the Corporation’s products and services may decline; and

•                  collateral for loans made by the Bank many decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Corporation’s loans held for investment.

The declining real estate market could impact the Corporation’s business.

The Bank’s business activities and credit exposures are concentrated in Western Pennsylvania and the surrounding region.  A continued downturn in this regional real estate market could hurt the Corporation’s business because of the geographic concentration within this regional area.  If there is a significant decline in real estate values, the collateral for the Bank’s loans will provide less security.  As a result, the Bank’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We opened one new branch office during calendar year 2008.  There are considerable costs involved in opening offices and new offices generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new office can be expected to negatively impact our earnings for some period of time until the office reaches certain economies of scale.  We have no assurance our new office will be successful even after it has been established.

If external funds are not available, this could adversely impact our growth and future prospects.

We primarily rely on deposits and FHLB advances to fund our operations.  Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change.  Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek brokered deposits or debt in the future to achieve our long-term business objectives.  There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation owns no real property but utilizes the main office of the Bank.  The Corporation’s and the Bank’s executive offices are located at 612 Main Street, Emlenton, Pennsylvania.  The Corporation pays no rent or other form of consideration for the use of this facility.

The Corporation owns and leases numerous other premises for use in conducting business activities.  The Corporation considers these facilities owned or occupied under lease to be adequate.  For additional information regarding the Corporation’s properties, see “Notes to Consolidated Financial Statements”, Note 7, Premises and Equipment.

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

Item  4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the quarter ended December 31, 2008.

PART II

Item  5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp. common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “EMCF”.  The listed market makers for the Corporation’s common stock include:

Ferris, Baker Watts, Inc.	Boenning and Scattergood	Parker/Hunter
100 Light Street, 8th Floor	4 Tower Bridge, Suite 300	600 Grant Street - Suite 3100
Baltimore, MD 21202	200 Bar Harbor Drive	Pittsburgh, PA 15219
Telephone: (800) 436-2000	West Conshonhocken, PA 19428	Telephone: (800) 441-1514
Telephone: (800) 883-1212

The bid and ask price of the Corporation’s common stock were $22.10 and $23.50, respectively, as of February 9, 2009.  The Corporation traditionally has paid regular quarterly cash dividends.  As a result of the Corporation’s participation in the U.S. Treasury’s CPP, the Corporation may not pay a dividend in excess of $0.32 per share until the earlier of December 23, 2011 and the date the preferred shares have been redeemed in whole or transferred to a non-affiliated third party.

The following table sets forth the high and low sale market prices of the Corporation’s common stock as well as cash dividends paid for the quarterly periods presented:

	Market Price			Cash
	High	Low	Close	Dividend

2008:
Fourth quarter	$24.50	$20.05	$23.50	$0.34
Third quarter	26.50	21.00	24.00	0.32
Second quarter	28.00	24.60	25.75	0.32
First quarter	28.35	24.55	26.50	0.32

2007:
Fourth quarter	$28.25	$25.20	$25.75	$0.67
Third quarter	27.75	25.00	25.60	0.29
Second quarter	27.00	23.50	25.25	0.29
First quarter	31.00	26.75	27.25	0.29

In light of current and projected economic conditions, the Board of Directors has determined to reduce the Corporation’s quarterly cash dividend from the current rate of $0.32 per share to $0.14 per share effective for the second quarter of 2009.  Future dividends will be determined by the Board of Directors after giving consideration to the Corporation’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.

As of December 31, 2008, there were approximately 730 stockholders of record and 1,431,404 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes.  The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares.  Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees.  To obtain a plan document and authorization card call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2008.

Item 6.  Selected Financial Data

Not applicable as the Corporation is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of Emclaire Financial Corp.’s consolidated financial condition and results of operations.  This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported a decrease in net income of $267,000 or 9.9% for 2008 as consolidated net income amounted to $2.4 million or $1.87 per common share for 2008, compared to net income of $2.7 million or $2.13 per common share for 2007.  The decrease resulted from the following:

•                  Net interest income increased primarily due to an increase in interest earned on loans resulting from the Bank’s loan growth during the year.

•                  The provision for loan losses increased related to the aforementioned loan growth experienced during the year.

•                  Noninterest income decreased primarily due to other than temporary impairment charges recorded during 2008 on two marketable equity investment securities.  Conversely, during 2007, the Corporation realized security gains primarily from the sale of a community bank stock investment as a result of that bank’s merger with a larger financial institution.

•                  Noninterest expense increased due to severance charges recorded related to the retirement of the Corporation’s former Chairman, President and Chief Executive Officer, contract termination fees recorded in connection with an automated teller machine (ATM) processing conversion planned for 2009 and costs related to the additional of a branch banking office in Grove City, Pennsylvania.

•                  The provision for income taxes decreased as a result of decreased pre-tax income.

•                  The Corporation realized extraordinary income related to the completion of a merger conversion with ECSLA in Ridgway, Pennsylvania.

During the year ended December 31, 2008, the Corporation experienced asset growth of 20.5% as total assets increased $63.9 million to $375.7 million at year end from $311.7 million at December 31, 2007.  This asset growth was driven by total loan portfolio growth of $35.0 million or 15.2%, security portfolio growth of $19.5 million or 37.6% and an increase in cash and equivalents of $6.1 million or 58.1%.  This asset growth was funded by an increase in customer deposits of $42.4 million or 17.4% and an increase in borrowed funds of $7.8 million or 19.3%.

Changes in Financial Condition

Total assets increased $63.9 million or 20.5% to $375.7 million at December 31, 2008 from $311.7 million at December 31, 2007.  This increase was due to increases in loans receivable, securities available for sale and cash and equivalents of $35.0 million, $19.5 million and $6.1 million, respectively.

The increase in the Corporation’s total assets was primarily funded by increases in total liabilities of $52.5 million or 18.3% and total stockholders’ equity of $11.4 million or 46.2%.  The increase in total liabilities was primarily due to an increase in total deposits of $42.4 million or 17.4% and an increase in borrowed funds of $7.8 million or 19.3%.  The increase in stockholders’ equity was primarily due to a purchase of preferred stock by the U.S. Treasury in connection with the CPP and the issuance of common stock related to the Corporation’s public stock offering in connection with the ECSLA merger conversion.

Cash and cash equivalents.  These accounts increased a combined $6.1 million or 58.1% to $16.6 million at December 31, 2008 from $10.5 million at December 31, 2007.  These accounts are typically increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds.  Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.  The increased balance is primarily due to the Bank’s investment in certificates of deposits with other financial institutions.

Securities.  Securities increased $19.5 million or 37.6% to $71.4 million at December 31, 2008 from $51.9 million at December 31, 2007.  This increase was primarily related to the purchase of mortgage-backed securities, partially offset by a decrease in U.S. Government agency securities as a result of such securities being called throughout the year.  The mortgage-backed securities were funded with short-term borrowings to obtain a favorable interest rate spread.

Loans receivable.  Net loans receivable increased $35.0 million or 15.2% to $264.8 million at December 31, 2008 from $229.8 million at December 31, 2007, as a result of loan production of $75.1 million during 2008 partially offset by normal amortization and payoffs.  This increase was primarily attributed to growth in the Corporation’s commercial and residential mortgage loan portfolios.  Commercial real estate loans increased $14.1 million or 19.7% and residential first mortgage loans increased $8.4 million or 12.8% as $7.0 million was added in association with the ECSLA acquisition.  Also contributing to loan portfolio growth were increases in home equity and commercial business loans of $8.0 million and $5.2 million, respectively.

Non-performing assets.  Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, REO.  Non-performing assets were $1.1 million or 0.28% of total assets at December 31, 2008 compared to $1.1 million or 0.35% of total assets at December 31, 2007.  Non-performing assets consisted of non-performing loans and REO of $1.0 million and $50,000, respectively, at December 31, 2008 and $1.0 million and $129,000, respectively, at December 31, 2007.  At December 31, 2008, non-performing assets consisted primarily of commercial and residential mortgage loans.

Federal bank stocks.  Federal bank stocks were comprised of FHLB stock and FRB stock of $3.5 million and $333,000, respectively, at December 31, 2008.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks.  The increase in federal bank stocks can be attributed to increased short-term borrowings with the FHLB.  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.  Management evaluated the FHLB stock for impairment and determined that no impairment charge was necessary as of December 31, 2008.

Bank-owned life insurance (BOLI).  The Corporation maintains single premium life insurance policies on twenty current and former officers and employees of the Bank.  In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs.  Increases in this account during 2008 were associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment.  Premises and equipment increased $705,000 or 8.9% to $8.6 million at December 31, 2008 from $7.9 million at December 31, 2007.  The overall increase in premises and equipment during the year was due to capital expenditures of $1.4 million, partially offset by normal depreciation and amortization of $737,000.  Major capital expenditures during the year consisted of improvements made at the full service banking office in Grove City, Pennsylvania that was purchased in December of 2006 and opened during 2008.  In addition, construction began on a new facility to replace the current office in East Brady, Pennsylvania.  This facility is expected to open during the first quarter of 2009.  Also, the Corporation made a significant investment in technology with an upgrade to its mainframe equipment and related system software.

Deposits.  Total deposits increased $42.4 million or 17.4% to $286.6 million at December 31, 2008 from $244.3 million at December 31, 2007.  Noninterest bearing deposits increased $9.2 million or 19.6% during the year and interest bearing deposits increased by $33.1 million or 16.8%.  Contributing to this increase was $6.5 million in deposits obtained at the new Grove City, Pennsylvania office and $6.2 million of deposits added in connection with the ECSLA acquisition.  Deposit growth in the remaining eleven offices totaled $29.7 million.

Borrowed funds.  Borrowed funds increased $7.8 million or 19.3% to $48.2 million at December 31, 2008 from $40.4 million at December 31, 2007.  This increase was related to the funding of certain mortgage-backed investment securities.

Stockholders’ equity.  Stockholders’ equity increased $11.4 million or 46.2% to $36.1 million at December 31, 2008 from $24.7 million at December 31, 2007.  This increase was primarily the result of the U.S. Treasury’s purchase of $7.5 million of preferred stock related to the CPP.  Also during the year, the Corporation completed a public stock offering related to the ECSLA merger in which 163,569 shares of Emclaire common stock were issued at a price of $21.15, resulting in proceeds of $3.5 million, net of discount on common stock of $293,000.

Changes in Results of Operations

The Corporation reported net income of $2.4 million and $2.7 million in 2008 and 2007, respectively.  The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the net interest income and interest expense components of net income.

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

	Year ended December 31,
	2008			2007
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Loans, taxable	$240,714	$15,906	6.61%	$215,771	$15,006	6.95%
Loans, tax-exempt	5,954	370	6.21%	6,286	407	6.47%
Total loans receivable	246,668	16,276	6.60%	222,057	15,413	6.94%

Securities, taxable	44,447	1,992	4.48%	36,882	1,571	4.26%
Securities, tax-exempt	14,031	921	6.56%	14,750	996	6.75%
Total securities	58,478	2,913	4.98%	51,632	2,567	4.97%

Interest-earning deposits with banks	7,515	201	2.67%	3,209	166	5.17%
Federal bank stocks	2,868	102	3.56%	2,315	144	6.22%
Total interest-earning cash equivalents	10,383	303	2.92%	5,524	310	5.61%

Total interest-earning assets	315,529	19,492	6.18%	279,213	18,290	6.55%
Cash and due from banks	5,512			5,952
Other noninterest-earning assets	14,928			14,649

Total Assets	$335,969			$299,814

Interest-bearing liabilities:
Interest-bearing demand deposits	$92,208	1,332	1.44%	$73,364	956	1.30%
Time deposits	121,275	5,083	4.19%	121,889	5,484	4.50%
Total interest-bearing deposits	213,483	6,415	3.00%	195,253	6,440	3.30%

Borrowed funds, short-term	10,096	182	1.80%	1,208	33	2.73%
Borrowed funds, long-term	35,000	1,571	4.49%	31,233	1,413	4.52%
Total borrowed funds	45,096	1,753	3.89%	32,441	1,446	4.46%

Total interest-bearing liabilities	258,579	8,168	3.16%	227,694	7,886	3.46%

Noninterest-bearing demand deposits	48,696	—	—	45,086	—	—

Funding and cost of funds	307,275	8,168	2.66%	272,780	7,886	2.89%

Other noninterest-bearing liabilities	2,762			2,810
Total Liabilities	310,037			275,590

Stockholders’ Equity	25,932			24,224

Total Liabilities and Stockholders’ Equity	$335,969			$299,814

Net interest income		$11,324			$10,404

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.02%			3.09%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.59%			3.73%

Analysis of Changes in Net Interest Income.  The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates.  The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior year volume), changes in volume (changes in volume multiplied by prior year rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume).  The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.  Changes in interest income on loans and securities reflect the changes in interest income on a fully tax equivalent basis.

	2008 versus 2007
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$1,650	$(787)	$863
Securities	341	5	346
Interest-earning deposits with banks	144	(109)	35
Federal bank stocks	29	(71)	(42)

Total interest-earning assets	2,164	(962)	1,202

Interest expense:
Deposits	574	(599)	(25)
Borrowed funds	510	(203)	307

Total interest-bearing liabilities	1,084	(802)	282

Net interest income	$1,080	$(160)	$920

2008 Results Compared to 2007 Results

The Corporation reported net income of $2.4 million and $2.7 million for 2008 and 2007, respectively.  The $267,000 or 9.9% decrease in net income was attributed to increases in noninterest expense and the provision for loan losses of $1.9 million and $244,000, respectively, and a decrease in noninterest income of $456,000, partially offset by an increase in net interest income of $956,000 and a decrease in the provision for income taxes of $439,000.  In addition, extraordinary income of $906,000 was recorded in 2008 associated with the ECSLA acquisition.

Net interest income.  The primary source of the Corporation’s revenue is net interest income.  Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets.  Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates.  Tax equivalent net interest income increased $920,000 to $11.3 million for 2008, compared to $10.4 million for 2007.  This increase in net interest income can be attributed to an increase in tax equivalent interest income of $1.2 million partially offset by an increase in interest expense of $282,000.

Interest income.  Tax equivalent interest income increased $1.2 million or 6.6% to $19.5 million for 2008, compared to $18.3 million for 2007.  This increase can be attributed to increases in interest earned on loans, securities and interest-earning deposits of $863,000, $346,000, and $35,000, partially offset by a decrease in dividends on federal bank stocks of $42,000.

Tax equivalent interest earned on loans receivable increased $863,000 or 5.6% to $16.3 million for 2008, compared to $15.4 million for 2007.  During that time, average loans increased $24.6 million or 11.1%, generating $1.7 million of additional loan interest income.  The increase in average loans outstanding can be attributed to $75.1 million of loan production in 2008, the addition of loans from the ECSLA acquisition, and the impact in 2008 of loan growth in late 2007.  Offsetting this favorable asset growth, the yield on loans decreased 34 basis points to 6.60% for 2008, versus 6.94% for 2007 as a result of declines in market interest rates throughout 2008 causing a $787,000 decrease in interest income.

Tax equivalent interest earned on securities increased $346,000 or 13.5% to $2.9 million for 2008, compared to $2.6 million for 2007.  During this time, average securities increased $6.8 million or 13.3% accounting for $341,000 in additional security interest income.  This increase was primarily related to the purchase of mortgage-backed securities during the year.  The average yield on securities remained stable at 4.98% for 2008 versus 4.97% for 2007.

Interest earned on interest-earning deposit accounts increased $35,000 to $201,000 for 2008, compared to $166,000 for 2007.  Average interest-earning deposits increased $4.3 million or 134.2% primarily related to certificates of deposits held with other financial institutions. This increase generated $144,000 of additional interest income.  Partially offsetting the favorable volume variance, the average yield decreased 250 basis points due to declining market interest rates resulting in a $109,000 decrease in interest income.  Interest earned on federal bank stocks decreased $42,000 to $102,000 for 2008, compared to $144,000 for 2007 as a result of lower yields despite higher volume.

Interest expense.  Interest expense increased $282,000 or 3.6% to $8.2 million for 2008, compared to $7.9 million for 2007.  This increase can be attributed to an increase in interest incurred on borrowed funds of $307,000, partially offset by a decrease in interest incurred on interest-bearing deposits of $25,000.

Interest expense on borrowed funds increased $307,000 to $1.8 million for 2008, compared to $1.5 million for 2007 as a result of the addition of $5.0 million of FHLB long-term borrowings placed in the fourth quarter of 2007 to fund loan growth and an increase in average FHLB short-term borrowings to $10.1 million during 2008 from $1.2 million in 2007.  The increase in average short-term borrowed funds was due to borrowings utilized primarily to fund the purchase of certain mortgage-backed investment securities.

Deposit interest expense decreased $25,000 and totaled $6.4 million for 2008 and 2007.  This decrease was primarily due to a decrease in the cost of interest-bearing deposits of 30 basis points to 3.00% for 2008 compared to 3.30% for 2007 decreasing interest expense by $599,000.  Partially offsetting the favorable yield variance, the average volume of deposits increased by $18.2 million or 9.3% contributing an additional $574,000 in interest expense.

Provision for loan losses.  The Corporation records provisions for loan losses to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

The provision for loan losses increased $244,000 or 95.3% to $500,000 for 2008, compared to $256,000 for 2007. The Corporation’s allowance for loan losses amounted to $2.7 million or 0.99% of the Corporation’s total loan portfolio at December 31, 2008, compared to $2.2 million or 0.93% at December 31, 2007.  The allowance for loan losses as a percentage of non-performing loans at December 31, 2008 and 2007 was 262.2% and 226.6%, respectively.  The increase in the provision for loan losses was primarily due to the aforementioned growth in the Corporation’s loan portfolio.

Noninterest income.  Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, security and loan gains and losses, and earnings on BOLI.  Noninterest income decreased $456,000 or 15.5% to $2.5 million for 2008 compared to $2.9 million for 2007.  This decrease was primarily related to impairment charges recorded on two marketable equity securities during 2008 totaling $391,000.  The impairment of these financial industry securities were considered to be other than temporary due to developments in the financial conditions and near-term prospects of the issuers, a downturn in economic conditions of the industry and deteriorating book values of the securities.  Conversely, during 2007, the Corporation realized $166,000 in gains primarily from the sale of a community bank stock investment as a result of that bank’s merger with a larger financial institution.

Partially offsetting this decrease in noninterest income, fee and service charges and other noninterest income increased $89,000 and $71,000, respectively.  Theses increases were the result of increased overdraft fee income and gains realized during 2008 associated with the sale of foreclosed properties.

Noninterest expense.  Noninterest expense increased $1.9 million or 20.4% to $11.0 million for 2008, compared to $9.2 million for 2007.  This increase in noninterest expense was comprised of increases in compensation and employee benefits, premises and equipment and other expenses of $1.3 million, $125,000 and $486,000, respectively.

The largest component of noninterest expense, compensation and employee benefits, increased $1.3 million or 24.7%.  This increase was primarily the result of severance charges totaling $590,000 recorded in 2008, principally associated with the retirement of the Corporation’s former Chairman of the Board, President and Chief Executive Officer in December 2008.  Also contributing to the increase in compensation and benefits expense were customary salary and wage increases and the addition of staff related to the new Grove City, Pennsylvania office which opened in April 2008.

Premises and equipment expense increased $125,000 or 7.9%, related to operating costs associated with the new Grove City office and a write-down of the Bank’s East Brady, Pennsylvania building as the current office has not been sold and the new facility will be ready for occupancy in early 2009.

Other expense increased $486,000 or 19.6% primarily due to an increase in other operating expenses of $361,000. The increase in other operating expenses was primarily the result of contract termination fees of $360,000 recognized in connection with an ATM processing conversion planned for 2009.  Management’s strategic decision to change the Bank’s ATM processor was made in an effort to improve customer service, increase operational efficiency and provide future cost savings.

Other expense includes FDIC insurance expense, which totaled $82,000 and $28,000 for the years ended December 31, 2008 and 2007, respectively.  Due to the assessment credits that partially offset FDIC premium expense in 2008 and 2007 as well as deposit insurance premium increases projected for 2009 and possible emergency assessments, FDIC insurance expense will be significantly higher in 2009.

The provision for income taxes decreased $439,000 or 55.2% to $356,000 for 2008, compared to $795,000 for 2007 due to a decrease in pre-tax earnings of $1.6 million and a decrease in the Corporation’s effective tax rate to 18.9 % for 2008 from 22.8% for 2007.

Extraordinary item.  The Corporation recognized $906,000 of extraordinary income during 2008 related to the acquisition of ECSLA.  The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of the assets acquired less the liabilities assumed exceeding the acquisition cost.

Market Risk Management

Market risk for the Corporation consists primarily of interest rate risk exposure and liquidity risk.  The Corporation is not subject to currency exchange risk or commodity price risk, and has no trading portfolio, and therefore, is not subject to any trading risk.  In addition, the Corporation does not participate in hedging transactions such as interest rate swaps and caps.  Changes in interest rates will impact both income and expense recorded and also the market value of long-term interest-earning assets.

The primary objective of the Corporation’s asset liability management function is to maximize the Corporation’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Corporation’s operating environment, capital and liquidity requirements, balance sheet mix, performance objectives and overall business focus.  One of the primary measures of the exposure of the Corporation’s earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities.

The Corporation’s Board of Directors has established a Finance Committee, consisting of four outside directors, the President and Chief Executive Officer (CEO) and the Principal Accounting Officer (PAO), to monitor market risk, including primarily interest rate risk.  This committee, which meets at least quarterly, generally establishes and monitors the investment, interest rate risk and asset liability management policies established by the Corporation.

In order to minimize the potential for adverse affects of material and prolonged changes in interest rates on the Corporation’s results of operations, the Corporation’s management has implemented and continues to monitor asset liability management policies to better match the maturities and repricing terms of the Corporation’s interest-earning assets and interest-bearing liabilities.  Such policies have consisted primarily of (i) originating adjustable-rate mortgage loans; (ii) originating short-term secured commercial loans with the rate on the loan tied to the prime rate or reset features in which the rate changes at determined intervals; (iii) emphasizing investment in shorter-term (15 years or less) investment securities; (iv) selling longer-term (30-year) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including securities classified as available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; and (vii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

Interest Rate Sensitivity Gap Analysis

The implementation of asset and liability initiatives and strategies and compliance with related policies, combined with other external factors such as demand for the Corporation’s products and economic and interest rate environments in general, has resulted in the Corporation maintaining a one-year cumulative interest rate sensitivity gap ranging between a positive and negative 20% of total assets.  The one-year interest rate sensitivity gap is identified as the difference between the Corporation’s interest-earning assets that are scheduled to mature or reprice within one year and its interest-bearing liabilities that are scheduled to mature or reprice within one year.

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets.  Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.  The closer to zero, or more neutral, that gap is maintained, generally, the lesser the impact of market interest rate changes on net interest income.

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at December 31, 2008, the Corporation’s interest-earning assets maturing or repricing within one year totaled $140.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $114.1 million, providing an excess of interest-bearing assets over interest-earning liabilities of $26.1 million or 7.0% of total assets.  At December 31, 2008, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 122.9%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2008 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Due in six months or less	Due within six months to one year	Due within one to three years	Due within three to five years	Due in over five years	Total

Total interest-earning assets	$96,261	$44,015	$95,673	$51,658	$59,922	$347,529

Total interest-bearing liabilities	81,498	32,634	67,848	51,581	101,280	334,841

Maturity or repricing gap during the period	$14,763	$11,381	$27,825	$77	$(41,358)	$12,688

Cumulative gap	$14,763	$26,144	$53,969	$54,046	$12,688

Ratio of gap during the period to total assets	3.93%	3.03%	7.41%	0.02%	(11.01)%

Ratio of cumulative gap to total assets	3.93%	6.96%	14.37%	14.39%	3.38%

Total assets						$375,664

Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

The one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position regarding maturities, repricing and prepayments.  In recent years, in addition to utilizing interest rate sensitivity gap analysis, the Corporation has increased its emphasis on the utilization of interest rate sensitivity simulation analysis to evaluate and manage interest rate risk.

Interest Rate Sensitivity Simulation Analysis

The Corporation also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity.  The Finance Committee of the Corporation believes that simulation modeling enables the Corporation to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different loan and security prepayment and deposit decay assumptions under various interest rate scenarios.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of cash flows are critical in net portfolio equity valuation analysis.  Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios.  These assumptions are based on the Corporation’s historical experience and industry standards and are applied consistently across the different rate risk measures.

The Corporation has established the following guidelines for assessing interest rate risk:

Net interest income simulation.  Given a 200 basis point parallel and gradual increase or decrease in market interest rates, net interest income may not change by more than 25% for a one-year period.

Portfolio equity simulation.  Portfolio equity is the net present value of the Corporation’s existing assets and liabilities.  Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 30% of stockholders’ equity.

These guidelines take into consideration the current interest rate environment, the Corporation’s financial asset and financial liability product mix and characteristics and liquidity sources among other factors.  Given the current rate environment, a drop in short-term market interest rates of 200 basis points immediately or over a one-year horizon would seem unlikely.  This should be considered in evaluating modeling results outlined in the table below.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, for the years ended December 31, 2008 and 2007, respectively.  This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2008 remained constant.  The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing gradually during a one-year period from the December 31, 2008 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2008 Net interest income - increase (decrease)	2.71%	3.37%	(4.42)%	(7.52)%

2007 Net interest income - increase (decrease)	0.26%	(0.66)%	2.24%	5.15%

Impact of Inflation and Changing Prices

The consolidated financial statements of the Corporation and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services since such prices are affected by inflation to a larger degree than interest rates.  In the current interest rate environment, liquidity and the maturity structure of the Corporation’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Capital Resources

Total stockholders’ equity increased $11.4 million or 46.2% to $36.1 million at December 31, 2008 from $24.7 million at December 31, 2007.  Net income of $2.4 million in 2008, represented a decrease in earnings of $267,000 or 9.9% compared to 2007.  Returns on average equity and assets were 9.37% and 0.72%, respectively, for 2008.

The Corporation has maintained a strong capital position with a capital to assets ratio of 9.6% at December 31, 2008, an increase compared to the ratio of 7.9% a year earlier.  While continuing to sustain this strong capital position, regular dividends increased to $1.7 million in 2008 from $1.5 million in 2007.  Stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 42% of registered shareholder accounts active in the plan at December 31, 2008.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of shareholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements.  Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions.  At December 31, 2008, the Corporation and the Bank were in excess of all regulatory capital requirements.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities.  During 2008, the Corporation used its sources of funds primarily to fund loan commitments.  As of December 31, 2008, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $23.6 million, and standby letters of credit totaling $1.1 million.  The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2008, time deposits amounted to $124.3 million or 43.3% of the Corporation’s total consolidated deposits, including approximately $49.0 million, which are scheduled to mature within the next year.  Management of the Corporation believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans.  At December 31, 2008, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $138.0 million.

The Corporation paid quarterly cash dividends over the past two years and recently determined to reduce the quarterly cash dividend from $0.32 per share to $0.14 per share effective for the second quarter of 2009.  The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

Management is not aware of any conditions, including any regulatory recommendations or requirements, that would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments.  Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available.  When third-party information is not available, valuation adjustments are estimated in good faith by management primarily though the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management has identified the following as a critical accounting policy.

Allowance for loan losses.  The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies.  The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.  All of these factors may be susceptible to significant change.  Among the many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7.

Item  8.  Financial Statements and Supplementary Data

Information required by this item is included herein beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s Management, including its CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

As of December 31, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its valuation.

During the fourth quarter of fiscal year 2008, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2008.  This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  The Corporation’s internal control over financial reporting was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information  required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 22, 2009 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the Code) that applies to all employees, including the CEO and the PAO.  A copy of the Code has previously been filed with the SEC and is posted on our website at www.farmersnb.com.  Any waiver of the Code with respect to the CEO and the PAO will be publicly disclosed in accordance with applicable regulations.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules:

(i)  The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(3)  Management Contracts or Compensatory Plans:

(i) Exhibits 10.1-10.6 listed below in (b) identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)                               Exhibits are either attached as part of this Report or incorporated herein by reference.

2.1	Agreement and Plan of Merger by and between Emclaire Financial Corp. and Elk County Savings and Loan Association. (1)

3.1	Articles of Incorporation of Emclaire Financial Corp. (2)

3.2	Bylaws of Emclaire Financial Corp. (2)

3.3	Statement with respect to shares for Preferred Stock. (3)

4.0	Specimen Stock Certificate of Emclaire Financial Corp. (4)

4.1	Form of certificate for Preferred Stock. (3)

4.2	Warrant for purchase of shares of Common Stock. (3)

10.1	Employment Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (5)

10.2	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (5)

10.3	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (6)

10.4	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (6)

10.5	Adoption of Farmers National Bank of Emlenton Deferred Compensation Plan. (7)

10.6	Letter Agreement, dated December 23, 2008 between the Corporation and the U.S. Department of the Treasury. (3)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

13.0	Annual Report to Stockholders for the fiscal year ended December 31, 2008.

14.0	Code of Personal and Business Conduct and Ethics. (8)

20.0	Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan. (9)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer 302 Certification.

31.2	Principal Accounting Officer 302 Certification.

32.1	Principal Executive Officer 906 Certification.

32.2	Principal Accounting Officer 906 Certification.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2008.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 23, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2007.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.

Dated: March 27, 2009	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer
	Chief Executive Officer		(Principal Accounting Officer)
President
Director
(Principal Executive Officer)

Date: March 27, 2009		Date: March 27, 2009

By:	/s/ Ronald L. Ashbaugh	By:	/s/ David L. Cox
	Ronald L. Ashbaugh		David L. Cox
	Director		Director

Date: March 27, 2009		Date: March 27, 2009

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date: March 27, 2009		Date: March 27, 2009

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date: March 27, 2009		Date: March 27, 2009

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director

Date: March 27, 2009		Date: March 27, 2009

Financial Statements

Audit Committee, Board of Directors and Stockholders

Emclaire Financial Corp.

Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp. and subsidiary (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  The Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Pittsburgh, Pennsylvania
March 19, 2009

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$4,292	$10,288
Interest earning deposits with banks	12,279	195
Total cash and cash equivalents	16,571	10,483
Securities available for sale, at fair value	71,443	51,919
Loans receivable, net of allowance for loan losses of $2,651 and $2,157	264,838	229,819
Federal bank stocks, at cost	3,797	2,662
Bank-owned life insurance	5,186	4,987
Accrued interest receivable	1,519	1,365
Premises and equipment, net	8,609	7,904
Goodwill	1,422	1,422
Prepaid expenses and other assets	2,279	1,159
Total Assets	$375,664	$311,720
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$56,351	$47,111
Interest bearing	230,296	197,151
Total deposits	286,647	244,262
Borrowed funds:
Short-term	13,188	5,400
Long-term	35,000	35,000
Total borrowed funds	48,188	40,400
Accrued interest payable	761	771
Accrued expenses and other liabilities	3,945	1,584
Total Liabilities	339,541	287,017
Stockholders’ Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; 7,500 issued	7,412	—
Warrants	88	—
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,559,421 and 1,395,852 shares issued; 1,431,404 and 1,267,835 shares outstanding	1,949	1,745
Additional paid-in capital	14,564	10,902
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	15,840	15,114
Accumulated other comprehensive loss	(1,077)	(405)
Total Stockholders’ Equity	36,123	24,703
Total Liabilities and Stockholders’ Equity	$375,664	$311,720

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2008	2007
Interest and dividend income
Loans receivable, including fees	$16,162	$15,287
Securities:
Taxable	1,992	1,571
Exempt from federal income tax	636	687
Federal bank stocks	102	144
Deposits with banks	201	166
Total interest and dividend income	19,093	17,855
Interest expense
Deposits	6,415	6,440
Short-term borrowed funds	182	33
Long-term borrowed funds	1,571	1,413
Total interest expense	8,168	7,886
Net interest income	10,925	9,969
Provision for loan losses	500	256
Net interest income after provision for loan losses	10,425	9,713
Noninterest income
Fees and service charges	1,638	1,549
Commissions on financial services	449	448
Net gain on sales of loans	6	33
Net (loss) gain on available for sale securities	(391)	207
Earnings on bank-owned life insurance	227	219
Other	558	487
Total noninterest income	2,487	2,943
Noninterest expense
Compensation and employee benefits	6,347	5,090
Premises and equipment	1,714	1,589
Other	2,971	2,485
Total noninterest expense	11,032	9,164
Income before provision for income taxes and extraordinary item	1,880	3,492
Provision for income taxes	356	795
Income before extraordinary item	1,524	2,697
Extraordinary item, gain on business combination	906	—
Net income	$2,430	$2,697
Earnings per common share
Net income before extraordinary item	$1.17	$2.13
Extraordinary item, gain on business combination	0.70	—
Net income (basic)	$1.87	$2.13
Diluted	$1.87	$2.13

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Warrants	Stock	Capital	Stock	Earnings	Loss	Equity
Balance at January 1, 2007	$—	$—	$1,745	$10,871	$(2,653)	$14,370	$(416)	$23,917
Comprehensive income:
Net income						2,697		2,697
Change in net unrealized losses on securities available for sale, net of taxes of ($22)							(43)	(43)
Change in funded status of defined benefit plan, net of taxes of $27							54	54
Comprehensive income								2,708
Stock compensation expense				31				31
Dividends declared, $1.54 per share						(1,953)		(1,953)
Balance at December 31, 2007	—	—	1,745	10,902	(2,653)	15,114	(405)	24,703
Comprehensive income:
Net income						2,430		2,430
Change in net unrealized losses on securities available for sale, net of taxes of $129							251	251
Change in funded status of defined benefit plan, net of taxes of ($475)							(923)	(923)
Comprehensive income								1,758
Issuance of common stock			204	3,549				3,753
Issuance of preferred stock	7,412							7,412
Issuance of warrants		88						88
Stock compensation expense				113				113
Dividends declared, $1.30 per share						(1,704)		(1,704)
Balance at December 31, 2008	$7,412	$88	$1,949	$14,564	$(2,653)	$15,840	$(1,077)	$36,123

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$2,430	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	737	663
Provision for loan losses	500	256
Amortization of premiums and (accretion of discounts), net	(161)	7
Amortization of intangible assets and mortgage servicing rights	17	17
Realized (gain) loss on available for sale securities, net	391	(207)
Net gains on sales of loans	(6)	(33)
Net gains on foreclosed real estate	(96)	(19)
Originations of loans sold	(1,209)	(1,737)
Proceeds from the sale of loans	1,215	1,775
Restricted stock and stock option compensation	113	31
Earnings on bank-owned life insurance, net	(199)	(193)
(Increase) decrease in accrued interest receivable	(154)	9
(Increase) decrease in deferred taxes	(433)	156
Increase in prepaid expenses and other assets	(913)	(372)
Decrease in accrued interest payable	(10)	(54)
Increase in accrued expenses and other liabilities	1,438	334
Net cash provided by operating activities	3,660	3,330
Cash flows from investing activities
Loan originations and principal collections, net	(35,818)	(16,968)
Available for sale securities:
Sales	—	1,472
Maturities, repayments and calls	70,999	17,006
Purchases	(90,361)	(18,478)
Purchase of federal bank stocks	(1,135)	(445)
Proceeds from the sale of foreclosed real estate	463	241
Purchases of premises and equipment	(1,442)	(609)
Net cash used in investing activities	(57,294)	(17,781)
Cash flows from financing activities
Net increase (decrease) in deposits	42,385	(230)
Proceeds from issuance of long-term debt	—	5,000
Net change in short-term borrowings	7,788	5,400
Proceeds from sale of preferred stock	7,412	—
Issuance of warrants	88	—
Proceeds from sale of common stock	3,753	—
Dividends paid on common stock	(1,704)	(1,953)
Net cash provided by financing activities	59,722	8,217
Net increase (decrease) in cash and cash equivalents	6,088	(6,234)
Cash and cash equivalents at beginning of period	10,483	16,717
Cash and cash equivalents at end of period	$16,571	$10,483

Supplemental information:
Interest paid	$8,178	$7,940
Income taxes paid	805	626

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	288	253

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                          Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The consolidated financial statements include the accounts of Emclaire Financial Corp. (the Corporation) and its wholly owned subsidiaries, the Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company).  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. The Corporation provides a variety of financial services to individuals and businesses through its offices in Western Pennsylvania.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

Use of Estimates and Classifications.  In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, the valuation of deferred tax assets and other than temporary impairment charges.  Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation.  Such reclassifications did not affect net income or stockholders’ equity.

Significant Group Concentrations of Credit Risk.  Most of the Corporation’s activities are with customers located within the Western Pennsylvania region of the country.  Note 4 discusses the type of securities that the Corporation invests in.  Note 5 discusses the types of lending the Corporation engages in.  The Corporation does not have any significant concentrations to any one industry or customer.

Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks.  Interest-earning deposits mature within one year and are carried at cost.  Federal funds are generally sold or purchased for one day periods.  Net cash flows are reported for loan and deposit transactions.

Restrictions on Cash.  Cash on hand or on deposit with the Federal Reserve Bank of Cleveland (FRB) of approximately $60,000 was required to meet regulatory reserve and clearing requirements at December 31, 2008 and 2007.  Such balances do not earn interest.

Securities.  Securities include investments primarily in bonds and notes and are classified as either available for sale or held to maturity at the time of purchase based on management’s intent.  Securities for which the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.  Securities that are not classified as held to maturity,  including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

Notes to Consolidated Financial Statements (continued)

1.        Summary of Significant Accounting Policies (continued)

Securities (continued).  Purchase premiums and discounts on securities are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of securities below their cost that are deemed other than temporary result in the security being written down to fair value on an individual basis.  Any related write-downs are included in operations.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are included in operations in the period sold.

Loans Held for Sale.  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Loans held for sale are generally sold with servicing rights retained.  The carrying value of such loans sold is reduced by the cost allocated to the servicing rights.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans Receivable.  The Corporation grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Western Pennsylvania.  The ability of the Corporation’s debtors to honor their contracts is dependent upon real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or net pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans or premiums or discounts on purchased loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, and premiums and discounts are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection.  Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is established for probable credit losses through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are typically credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Notes to Consolidated Financial Statements (continued)

1.                          Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued).  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of small balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Bank-Owned Life Insurance (BOLI).  The Bank purchased life insurance policies on certain key officers and employees.  BOLI is recorded at its cash surrender value, or the amount that can be realized.

Premises and Equipment.  Land is carried at cost.  Premises, furniture and equipment, and leasehold improvements are carried at cost less accumulated depreciation or amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which are twenty-five to fifty years for buildings and three to ten years for furniture and equipment.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful life or the expected term of the leases.  Expected terms include lease option periods to the extent that the exercise of such option is reasonably assured.  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, assets are recorded at fair value.

Goodwill and Intangible Assets.  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities.  Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized on a straight-line basis over their estimated lives, generally less than 10 years.  Customer relationship intangible assets arise from the purchase of a customer list from another company or individual and then are amortized on a straight-line basis over two years.  Goodwill is not amortized and is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Notes to Consolidated Financial Statements (continued)

1.                          Summary of Significant Accounting Policies (continued)

Servicing Assets.  Servicing assets represent the allocated value of retained servicing rights on loans sold.  Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Real Estate Acquired Through Foreclosure (REO).  Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results.  Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $50,000 and $129,000 at December 31, 2008 and 2007, respectively.

Treasury Stock.  Common stock purchased for treasury is recorded at cost.  At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rate and laws.

Earnings Per Common Share (EPS).  EPS on income before extraordinary income is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding during the period and EPS on the extraordinary item is computed by dividing the extraordinary item by the weighted average number of common shares outstanding during the period.  Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 98,500 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive.

Comprehensive Income.  Comprehensive income includes net income from operating results and the net change in accumulated other comprehensive income.  Accumulated other comprehensive income is comprised of unrealized holding gains and losses on securities available for sale and the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet.  The effects of other comprehensive income are presented as part of the statement of changes in stockholders’ equity.

Operating Segments.  Operations are managed and financial performance is evaluated on a corporate-wide basis.  Accordingly, all financial services operations are considered by management to be aggregated in one reportable operating segment.

Notes to Consolidated Financial Statements (continued)

1.                          Summary of Significant Accounting Policies (continued)

Retirement Plans.  The Corporation maintains a noncontributory defined benefit plan covering substantially all employees and officers.  The plan calls for benefits to be paid to eligible employees at retirement based primarily on years of service and compensation rates near retirement.  The Corporation also maintains a 401(k) plan, which covers substantially all employees, and a supplemental executive retirement plan for key executive officers.

Stock Compensation Plans.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)).  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the statement requires entities to measure the cost of employee services received in exchange for the stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the statement.

Transfers of Financial Assets.  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Financial Instruments.  In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments, consisting of commitments to extend credit, commitments under line of credit lending arrangements and letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are received.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Recently Adopted Accounting Standards.  Effective January 1, 2007, SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  For the year ended December 31, 2008 and 2007, the Corporation recognized $113,000 and $31,000, respectively, in compensation expense for stock options.

Notes to Consolidated Financial Statements (continued)

1.                          Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Standards (continued).  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (as least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the Corporation’s consolidated financial statements.

Recent Accounting and Regulatory Pronouncements.  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)).  SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Corporation’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for fiscal years beginning after December 15, 2008.  The Corporation does not expect that this new pronouncement will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Corporation is currently evaluating the potential impact, if any, that FSP 142-3 will have on its consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

1.                          Summary of Significant Accounting Policies (continued)

Recent Accounting and Regulatory Pronouncements (continued).  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Corporation is currently evaluating the effect this will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation (FIN) No. 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN No. 46(R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  FSP SFAS 140-4 and FIN 46(R)-8 are effective for reporting periods ending after December 15, 2008.  The Corporation is currently evaluating the effect that these new pronouncements will have on its consolidated financial statements.

In December 2008, the FASB issued SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (SFAS 132(R)-1).  SFAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Corporation is currently evaluating the effect that this new pronouncement will have on its consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

2.                          Business Combinations

On October 17, 2008, the Corporation completed an acquisition of Elk County Savings and Loan Association (ECSLA), a Pennsylvania-chartered savings association located in Ridgway, Pennsylvania.  ECSLA converted from the mutual to the stock form of organization and immediately issued all of its capital stock to the Corporation and merged with and into the Bank.  In connection with the merger, the Corporation issued 163,569 shares of its common stock at a price of $21.15 per share, resulting in proceeds of $3,459,484, net of discount on common stock of $293,279.

The Corporation recorded the following assets and liabilities of ECSLA as of October 17, 2008.  These amounts represent the carrying value of ECSLA’s assets and liabilities adjusted to reflect the fair value at the date of the acquisition.  The discounts and premiums resulting from the fair value adjustments are being accreted and amortized on a level yield basis over the anticipated lives of the underlying financial assets or liabilities.  This amortization of premiums and discounts did not have a material impact on the Corporation’s results of operations and is not projected to have a material impact on future periods.

Acquired on
(Dollar amounts in thousands)	October 17, 2008
Assets
Cash and cash equivalents	$504
Securities available for sale	283
Loans receivable, net of allowance for loan losses of $206	7,321
Federal bank stocks, at cost	44
Other assets	47
Total assets acquired	$8,199
Liabilities
Deposits	$6,221
Other liabilities	119
Total liabilities assumed	$6,340

The excess fair value of assets acquired over liabilities assumed, less transaction costs incurred, resulted in negative goodwill of $906,000.  This negative goodwill is reflected as an extraordinary item in the Corporation’s consolidated financial statements.

The primary purpose of the ECSLA acquisition was to expand the Corporation’s deposit market share in Ridgway and to provide additional capital to the Bank.  The Corporation’s deposit market share approximately doubled and capital was added through the negative goodwill generated and the issuance of common stock.

Notes to Consolidated Financial Statements (continued)

3.                          Participation in the U.S. Department of the Treasury (U.S. Treasury) Capital Purchase Program (CPP)

The Corporation entered into a Securities Purchase Agreement (the Agreement) on December 23, 2008 with the U.S. Treasury In association with its participation in the CPP of the Emergency Economic Stabilization Act of 2008 (EESA).  Pursuant to the agreement, the Corporation sold 7,500 shares of Senior Perpetual Preferred Stock, par value $1.00 per share, having a liquidation amount equal to $1,000.00 per share, with an attached warrant to purchase 50,111 shares of the Corporation’s common stock, par value $1.25 per share, for the aggregate price of $7.5 million, to the U.S. Treasury.

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter.  Under the terms of the CPP, the preferred stock may be redeemed with the approval of the Federal Reserve in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends.

The warrant has a 10-year term with an exercise price equal to $22.45 per share of common stock.

4.                          Securities

The following table summarizes the Corporation’s securities as of December 31:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	gains	losses	value

Available for sale:
December 31, 2008:
U.S. Government agencies and related entities	$19,985	$139	$(47)	$20,077
Mortgage-backed securities	29,806	586	(12)	30,380
Municipal securities	13,543	270	(5)	13,808
Corporate securities	3,984	—	—	3,984
Equity securities	3,893	—	(699)	3,194
	$71,211	$995	$(763)	$71,443
December 31, 2007:
U.S. Government agencies and related entities	$29,356	$37	$(59)	$29,334
Mortgage-backed securities	1,932	—	(48)	1,884
Municipal securities	13,685	566	—	14,251
Corporate securities	2,939	—	—	2,939
Equity securities	4,156	—	(645)	3,511
	$52,068	$603	$(752)	$51,919

Gains (losses) on available for sale securities were as follows:

(Dollar amounts in thousands)	2008	2007

Proceeds	$—	$1,472
Gross gains (losses)	(391)	207
Tax provision (benefit) related to gains (losses)	(133)	70

Notes to Consolidated Financial Statements (continued)

4.                          Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s securities as of December 31, 2008:

	Available for sale
(Dollar amounts in thousands)	Amortized cost	Fair value

Due in one year or less	$4,983	$5,011
Due after one year through five years	7,243	7,274
Due after five through ten years	15,134	15,367
Due after ten years	39,958	40,597
No scheduled maturity	3,893	3,194
	$71,211	$71,443

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with carrying values of $13.0 million and $11.5 million as of December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
(Dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2008:
U.S. Government agencies and related entities	$6,452	$(47)	$—	$—	$6,452	$(47)
Mortgage-backed securities	9,185	(12)	—	—	9,185	(12)
Municipal securities	2,352	(5)	—	—	2,352	(5)
Equity securities	—	—	3,128	(699)	3,128	(699)
	$17,989	$(64)	$3,128	$(699)	$21,117	$(763)
December 31, 2007:
U.S. Government agencies and related entities	$—	$—	$20,804	$(59)	$20,804	$(59)
Mortgage-backed securities	—	—	1,884	(48)	1,884	(48)
Equity securities	888	(184)	2,557	(461)	3,445	(645)
	$888	$(184)	$25,245	$(568)	$26,133	$(752)

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Notes to Consolidated Financial Statements (continued)

4.         Securities (continued)

During 2008, management evaluated the Corporation’s investment portfolio and determined that other than temporary impairments existed on Fannie Mae and Freddie Mac stocks.  The impairment of these securities was considered to be other than temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  In accordance with SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities (SFAS 115), these securities were written down to their fair market value as of June 30, 2008 and again as of September 30, 2008.  The resulting impairment losses of $391,000 were recognized in earnings during the second and third quarters of 2008 and are not included in the preceding table.

As of December 31, 2008, there were 25 securities in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  A decline in the value of the debt securities is due only to interest rate fluctuations, rather then erosion of quality.  As a result, the payment of contractual cash flows, including principal repayment, is not at risk.  As management has the intent and ability to hold these investments until market recovery or maturity, none of the unrealized losses on debt securities are deemed to be other than temporary.

Equity securities owned by the Corporation consist of common stock of various financial services providers that have traditionally been high-performing stocks.  However,  as a result of recent market volatility in financial stocks, the fair value of most of the stocks held are “under water” as of December 31, 2008, and as such, could be considered to be impaired.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near-term.  Management believes these securities have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  In addition, stocks can be cyclical and will experience some down periods.  Historically, bank stocks have sustained cyclical losses followed by periods of substantial gains.  Based on these circumstances and the ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider these investments to be other than temporarily impaired at December 31, 2008.

5.                          Loans Receivable

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2008	2007

Mortgage loans on real estate:
Residential first mortgages	$74,130	$65,706
Home equity loans and lines of credit	57,454	49,426
Commercial real estate	85,689	71,599
	217,273	186,731
Other loans:
Commercial business	40,787	35,566
Consumer	9,429	9,679
	50,216	45,245
Total loans, gross	267,489	231,976
Less allowance for loan losses	2,651	2,157
Total loans, net	$264,838	$229,819

Notes to Consolidated Financial Statements (continued)

5.                          Loans Receivable (continued)

Following is an analysis of the changes in the allowance for loan losses for the years ended December 31:

(Dollar amounts in thousands)	2008	2007
Balance at the beginning of the year	$2,157	$2,035
Allowance for loan losses of ECSLA	206	—
Provision for loan losses	500	256
Charge-offs	(252)	(164)
Recoveries	40	30
Balance at the end of the year	$2,651	$2,157

Non-performing loans, which include primarily non-accrual loans, were $1.0 million at December 31, 2008 and 2007, respectively.  The Corporation is not committed to lend significant additional funds to debtors whose loans are on non-accrual status.  At December 31, 2008 and 2007, there was no recorded investment in loans considered to be impaired.  During 2008 and 2007, impaired loans averaged $0 and $255,000, respectively.  The Corporation recognized interest income on impaired loans of approximately $0 and $98,000, on a cash basis, during 2008 and 2007, respectively.  Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories whereas other loans may be included in only one category.

The Corporation is required to maintain qualifying collateral with the FHLB to secure all outstanding loans.  Loans with book values of $140.0 million and $50.0 million as of December 31, 2008 and 2007, respectively, are pledged as qualifying collateral.  The Corporation is in compliance with all FHLB credit policies at December 31, 2008.

The Corporation was servicing residential mortgage loans with unpaid principal balances of $7.9 million and $7.7 million at December 31, 2008 and 2007, respectively, for a third party investor.  In addition, the Corporation was servicing commercial loans with unpaid principal balances of $4.8 million and $5.3 million at December 2008 and 2007, respectively, for third party investors.  Such loans are not reflected in the consolidated balance sheet and servicing operations result in the generation of annual fee income of approximately 0.25% of the unpaid principal balances of such loans.

6.                          Federal Bank Stocks

The Bank is a member of the FHLB and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, at cost.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.  The Bank’s investment in FHLB and FRB stocks was $3.5 million and $333,000, respectively, at December 31, 2008, and $2.3 million and $333,000, respectively, at December 31, 2007.  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Notes to Consolidated Financial Statements (continued)

6.                          Federal Bank Stocks (continued)

Management evaluated the FHLB capital stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others (SOP 01-6).  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB  capital stock as of December 31, 2008.

7.         Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2008	2007
Land	$1,403	$1,088
Buildings and improvements	6,710	5,955
Leasehold improvements	744	733
Furniture, fixtures and equipment	4,757	4,428
Software	2,104	1,878
Construction in progress	714	908
	16,432	14,990
Less accumulated depreciation and amortization	7,823	7,086
	$8,609	$7,904

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 were $737,000 and $663,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2008 and 2007 was $120,000 and $115,000, respectively.  Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2009	$122
2010	112
2011	76
2012	29
$339

Notes to Consolidated Financial Statements (continued)

8.                          Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Goodwill	$1,422	$—	$1,422	$—
Core deposit intangibles	1,240	1,240	1,240	1,240
Other customer relationship intangibles	20	20	20	20
Total	$2,682	$1,260	$2,682	$1,260

Goodwill resulted from two previous branch acquisitions and is no longer amortized.  There was no aggregate amortization expense for 2008 or 2007.

9.                          Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors.  The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.1 million and $1.3 million at December 31, 2008 and 2007, respectively.  During 2008, total principal additions and total principal repayments associated with these loans were $95,000 and $345,000, respectively.  Deposits from principal officers and directors held by the Bank at December 31, 2008 and 2007 totaled $1.6 million and $2.4 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business at market fee rates.  During 2008 and 2007, amounts paid to affiliates for such services totaled $174,000 and $120,000, respectively.

10.                   Deposits

The following table summarizes the Corporation’s deposits as of December 31:

	2008			2007
(Dollar amounts in thousands)	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	—	$56,351	19.7%	—	$47,111	19.3%
Interest bearing demand deposits	1.31%	106,042	37.0%	1.28%	77,614	31.8%
Time deposits	3.97%	124,254	43.3%	4.48%	119,537	48.9%
	2.21%	$286,647	100.0%	2.60%	$244,262	100.0%

The Corporation had a total of $38.8 million and $32.7 million in time deposits of $100,000 or more at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

10.                   Deposits (continued)

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2009	$49,038	39.5%
2010	25,636	20.6%
2011	14,997	12.1%
2012	11,079	8.9%
2013	20,155	16.2%
Thereafter	3,349	2.7%
	$124,254	100.0%

11.                   Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

	2008				2007
				Weighted				Weighted
		Average	Average	average		Average	Average	average
(Dollar amounts in thousands)	Balance	Balance	Rate	rate	Balance	Balance	Rate	rate
FHLB advances:
Due within 12 months	$13,188	$10,096	2.20%	1.80%	$5,400	$1,208	4.58%	2.73%
Due beyond 12 months but within 5 years	15,000	15,000	4.13%	4.19%	10,000	10,000	4.18%	4.24%
Due beyond 5 years but within 10 years	20,000	20,000	4.64%	4.71%	25,000	21,233	4.52%	4.66%
	$48,188	$45,096			$40,400	$32,441

Borrowed funds at December 31, 2008 consist of seven, $5.0 million term advances and $13.2 million in overnight borrowings with the FHLB.  The term advances mature between November 2011 and October 2017.  If these advances convert to adjustable rate borrowings, the Corporation has the opportunity to repay the advances without penalty at or after the conversion date.  All borrowings from the FHLB are secured by a blanket lien of qualified collateral, defined principally as 80% of the carrying value of first mortgage loans on owner-occupied residential properties and 95% of the market value of U.S. Government and federal agency securities.

The initial three $5.0 million borrowings have fixed rates of 4.61%, 3.74% and 4.04%, respectively, after which the rates may adjust at the option of the FHLB to the then three month LIBOR plus 20, 22 or 25 basis points, respectively, but only if the three month LIBOR exceeds 8.0%.

In addition, the Corporation borrowed three additional $5.0 million 10 year term advances at initial interest rates of 4.98%, 4.83% and 4.68%, respectively.  Two of these borrowings are fixed for the first two years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 24 basis points.  The third borrowing is also fixed for the first two years of the initial term after which the rates may adjust at the option of the FHLB to the then three month LIBOR plus 24 basis points, but only if the three month LIBOR exceeds 6.0%.

Notes to Consolidated Financial Statements (Continued)

11.                   Borrowed Funds (continued)

During 2007, the Corporation entered into an agreement with the FHLB to borrow an additional $5.0 million for a 10 year term at an initial interest rate of 4.09%.  This borrowing is fixed for the first three years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 13 basis points.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2009	$13,188
2010	—
2011	5,000
2012	5,000
2013	5,000
Thereafter	20,000
$48,188

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity.  The total maximum borrowing capacity with the FHLB, excluding loans outstanding, at December 31, 2008 was $138.0 million.  In addition, the Corporation has $4.0 million and the Bank has $7.0 million of funds available on unused lines of credit through other correspondent banks.

12.                   Insurance of Accounts and Regulatory Matters

Insurance of Accounts

The deposits of the Bank have historically been insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program.  Under this program, all noninterest bearing deposit transaction accounts, lawyers’ trust accounts and NOW accounts that pay interest rates equal to or less than 50 basis points and public funds held in noninterest bearing accounts with balances over $250,000 will also be fully insured through December 31, 2009.  After December 31, 2009, the standard insurance limit will return to $100,000 for all deposit categories except certain retirement accounts, which will continue to be insured up to $250,000 per insured depositor.  To provide this insurance, the Bank must pay an annual premium and is required to maintain certain minimum levels of regulatory capital as outlined below.

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation.  Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  As of December 31, 2008, $2.0 million of undistributed earnings of the Corporation was available for distribution of dividends without prior regulatory approval.

Notes to Consolidated Financial Statements (Continued)

12.                   Insurance of Accounts and Regulatory Matters (continued)

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  Funds available for loans or advances by the Bank to the Corporation amounted to approximately $2.2 million.  The Corporation has a $1.1 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments.  At December 31, 2008, the Corporation had an outstanding balance on this line of $1.1 million.

Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning regulatory capital of the consolidated Corporation and the Bank as of the dates presented:

	December 31, 2008				December 31, 2007
	Consolidated		Bank		Consolidated		Bank
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$38,727	13.85%	$36,069	13.01%	$25,002	10.54%	$23,357	9.95%
For capital adequacy purposes	22,369	8.00%	22,174	8.00%	18,974	8.00%	18,771	8.00%
To be well capitalized	N/A	N/A	27,718	10.00%	N/A	N/A	23,464	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$36,386	13.01%	$33,422	12.06%	$23,075	9.73%	$21,260	9.06%
For capital adequacy purposes	11,184	4.00%	11,087	4.00%	9,487	4.00%	9,385	4.00%
To be well capitalized	N/A	N/A	16,631	6.00%	N/A	N/A	14,078	6.00%
Tier 1 capital to average assets:
Actual	$36,386	10.88%	$33,422	9.21%	$23,075	7.73%	$21,260	7.08%
For capital adequacy purposes	13,382	4.00%	14,523	4.00%	11,936	4.00%	12,007	4.00%
To be well capitalized	N/A	N/A	18,154	5.00%	N/A	N/A	15,008	5.00%

Notes to Consolidated Financial Statements (Continued)

13.      Commitments and Legal Contingencies

In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.  In addition, the Corporation is involved in certain claims and legal actions arising in the ordinary course of business.  The outcome of these claims and actions are not presently determinable; however, in the opinion of the Corporation’s management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial statements.

14.                   Income Taxes

The Corporation and the Bank file a consolidated federal income tax return.  The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2008	2007

Current	$789	$639
Deferred	(433)	156
	$356	$795

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate `of 34% for the years ended December 31 is as follows:

	2008		2007
		% Pre-tax		% Pre-tax
(Dollar amounts in thousands)	Amount	Income	Amount	Income

Provision at statutory tax rate	$947	34.0%	$1,187	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(270)	(9.7)%	(288)	(8.2)%
Earnings on BOLI	(68)	(2.4)%	(65)	(1.9)%
Effect of extraordinary gain	(308)	(11.1)%	—	—
Other, net	55	2.0%	(39)	(1.1)%
Provision	$356	12.8%	$795	22.8%

Notes to Consolidated Financial Statements (Continued)

14.                   Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2008	2007

Deferred tax assets:
Provision for loan losses	$848	$680
SFAS 158 pension accrual	633	158
Accrued pension cost	252	73
Securities impairment	133	—
Accrued contract termination fees	122	—
Intangible assets	87	101
Other	55	33
Net unrealized loss on securities	—	51
Gross deferred tax assets	2,130	1,096
Deferred tax liabilities:
Depreciation	446	354
Stock gain	172	172
Prepaid expenses	91	72
Net unrealized gain on securities	79	—
Purchase accounting adjustments	75	46
Deferred loan fees	57	55
Loan servicing	20	21
Gross deferred tax liabilities	940	720
Net deferred tax asset	$1,190	$376

The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, since it is more likely than not that the deferred tax asset will be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The Corporation’s net deferred tax asset is recorded in the consolidated financial statements as a component of other assets.

FASB FIN No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), provides guidance on determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  At December 31, 2008 and December 31, 2007, the Corporation had no FIN 48 unrecognized tax benefits recorded.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.  The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania.  The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2005.  The Corporation’s 2007 federal income tax return is currently under examination by the Internal Revenue Service.  No significant adjustments are anticipated to result from this examination.

Notes to Consolidated Financial Statements (Continued)

15.      Employee Benefit Plans

Defined Benefit Plan

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after five years of service.  The Corporation uses December 31 as the measurement date for its plans.  Information pertaining to changes in obligations and funded status of the defined benefit pension plan is as follows:

(Dollar amounts in thousands)	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$3,883	$3,525
Actual (loss) return on plan assets	(727)	246
Employer contribution	335	360
Benefits paid	(265)	(248)
Fair value of plan assets at end of year	3,226	3,883
Change in benefit obligation:
Benefit obligation at beginning of year	4,508	4,392
Service cost	233	238
Interest cost	285	262
Actuarial loss	8	118
Effect of change in assumptions	346	(255)
Benefits paid	(265)	(247)
Benefit obligation at end of year	5,115	4,508
Funded status (plan assets less benefit obligation)	(1,889)	(625)
Unrecognized prior service cost	(241)	(271)
Unrecognized net actuarial gain	2,104	736
Accrued pension cost	$(26)	$(160)

Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$1,388	$485
Accumulated prior service benefit	(159)	(179)
Amount recognized, end of year	$1,229	$306

Notes to Consolidated Financial Statement (continued)

15.                       Employee Benefit Plans (continued)

Amounts recognized in the year end balance sheet consist of:

	Pension Benefits
(Dollar amounts in thousands)	2008	2007

Accrued benefit cost	$(26)	$(160)
Accumulated other comprehensive loss	(1,863)	(465)
Net amount recognized	$(1,889)	$(625)

The accumulated benefit obligation for the defined benefit pension plan was $5.1 million and $4.5 million at year end 2008 and 2007, respectively.

The components of the periodic pension costs are as follows:

(Dollar amounts in thousands)	2008	2007

Service cost	$233	$238
Interest cost	285	262
Expected return on plan assets	(305)	(303)
Amortization of prior service cost and actuarial expense	(12)	—
Net periodic pension cost	$201	$197

Weighted-average actuarial assumptions include the following:

	2008	2007
Discount rate for net periodic benefit cost	6.50%	6.00%
Discount rate for benefit obligations	6.00%	6.50%
Rate of increase in future compensation levels	3.50%	4.50%
Expected rate of return on plan assets	7.75%	8.50%

The Corporation’s pension plan asset allocation at year end 2008 and 2007, target allocation for 2009, and expected long-term rate of return by asset category are as follows:

	Target	Percentage of Plan Assets at		Weighted-Average Expected
	Allocation	Year End		Long-Term Rate of Return
Asset Category	2009	2008	2007	2008

Equity Securities	47%	47%	54%	5.5%
Debt Securities	24%	24%	21%	1.8%
Other	29%	29%	25%	0.5%
	100%	100%	100%	7.75%

Notes to Consolidated Financial Statement (continued)

15.                       Employee Benefit Plans (continued)

The intent of the Plan is to provide a range of investment options for building a diversified asset allocation strategy that will provide the highest likelihood of meeting the aggregate actuarial projections.  In selecting the options and asset allocation strategy, the Corporation has determined that the benefits of reduced portfolio risk are best received through asset style diversification.  The following asset classes or investment categories are utilized to meet the Plan’s objectives:  Small company stock, International stock, Mid-cap stock, Large company stock, Diversified bond, Money Market/Stable Value and Cash.

The Corporation expects to contribute approximately $350,000 to its pension plan in 2009.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2009	$260
2010	225
2011	210
2012	240
2013	250
2014-2017	1,450
Thereafter	2,480
Benefit Obligation	$5,115

The Corporation adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (SFAS 158) effective December 31, 2006.  SFAS 158 requires an employer to recognize the funded status of its defined benefit pension plan as a net asset or liability in its consolidated balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated.  As of December 31, 2008, the Corporation’s liability under SFAS 158 was $1.9 million and the charge to accumulated other comprehensive income was $1.2 million, net of taxes.  Additionally, SFAS requires an employer to measure the funded status of its defined benefit pension plan as of the date of its year-end financial statements.  The Corporation measures the funded status at December 31.

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan.  Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for 2008 and 2007 were $150,000 and $130,000, respectively.

Notes to Consolidated Financial Statement (continued)

15.                       Employee Benefit Plans (continued)

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers.  The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code.  The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65.  As of December 31, 2008 and 2007, the Corporation’s SERP liability was $285,000 and $215,000, respectively.  For the years ended December 31, 2008 and 2007, the Corporation recognized SERP expense of $69,000 and $54,000, respectively.

16.                       Stock Compensation Plans

In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  Effective January 1, 2007, the Corporation adopted SFAS 123(R), which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  During 2008 and 2007, 14,500 and 84,000 options were granted under the plan.  In addition, during 2008, the Corporation granted restricted stock awards of 4,500 shares with a face value of $101,000, based on the grant date stock price of $22.50.  These options and restricted stock awards are 100% vested on the third anniversary of the date of grant.  For the year ended December 31, 2008 and 2007, the Corporation recognized $113,000 and $31,000, respectively, in stock compensation expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted-average for the year
ended December 31,	2008	2007
Dividend yield	5.28%	4.46%
Expected life	10 years	10 years
Expected volatility	12.40%	14.09%
Risk-free interest rate	4.05%	5.10%

The expected volatility is based on historical stock price fluctuations.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on the maximum term of the options.  The dividend yield assumption is based on the Corporation’s history and expectation of dividend payouts.

Notes to Consolidated Financial Statement (continued)

16.                       Stock Compensation Plans (continued)

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding at the beginning of the year	84,000	$26.00		8.5
Granted	14,500	23.83		9.7
Exercised	—	—		—
Forfeited	4,500	26.00		—
Outstanding as of December 31, 2008	94,000	$25.66	$—	8.7
Exercisable as of December 31, 2008	—	$—	$—	—

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2008, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value
Nonvested at the beginning of the year	84,000	$3.39
Granted	14,500	1.72
Vested	—	—
Forfeited	4,500	3.39
Nonvested as of December 31, 2008	94,000	$3.13

As of December 31, 2008, there was $251,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over an average period of 1.7 years.

17.                       Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dated indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year-end.

In September 2006, FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

Notes to Consolidated Financial Statement (continued)

17.                       Fair Values of Financial Instruments (continued)

In December 2007, the FASB issued FSP 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (as least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FSP 157-3 to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the Corporation’s consolidated financial statements.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
(Dollar amounts in thousands)		for Identical	Observable	Unobservable
Description	December 31, 2008	Assets	Inputs	Inputs
Securities available for sale	$71,443	$3,194	$68,249	$—
	$71,443	$3,194	$68,249	$—

Notes to Consolidated Financial Statement (continued)

17.                       Fair Values of Financial Instruments (continued)

The Corporation’s adoption of SFAS 157 applies only to its financial instruments required to be reported at fair value.  The adoption does not apply to non-financial assets and non-financial liabilities until January 1, 2009 in accordance with FSP FAS 157-2.  The following valuation technique was used to measure fair value of assets in the table above on a recurring basis as of December 31, 2008:

Available for sale securities — Fair value on available for sale securities were based upon a market approach.  Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities.  As of December 31, 2008, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

	2008		2007
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$16,571	$16,571	$10,483	$10,483
Securities	71,443	71,443	51,919	51,919
Loans receivable	264,838	272,662	229,819	229,262
Federal bank stocks	3,797	3,797	2,662	2,662
Accrued interest receivable	1,519	1,519	1,365	1,365
Financial liabilities:
Deposits	286,647	290,533	244,262	245,829
Borrowed funds	48,188	52,510	40,400	41,644
Accrued interest payable	761	761	771	771

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at December 31, 2008 and 2007:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, federal bank stocks, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

Notes to Consolidated Financial Statements (continued)

17.      Fair Values of Financial Instruments (continued)

Off-Balance Sheet Financial Instruments

The Corporation is party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and commercial letters of credit.  Commitments to extend credit involve, to a varying degree, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets.  The Corporation’s exposure to credit loss in the event of non-performance by the other party for commitments to extend credit is represented by the contractual amount of these commitments, less any collateral value obtained.  The Corporation uses the same credit policies in making commitments as for on-balance sheet instruments.  The Corporation’s distribution of commitments to extend credit approximates the distribution of loans receivable outstanding.

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

	2008		2007
(Dollar amounts in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$596	$1,664	$1,054	$3,844
Unused lines of credit	1,367	18,636	182	25,611
	$1,963	$20,300	$1,236	$29,455

Commitments to make loans are generally made for periods of 30 days or less.  The fixed rate loan commitments have interest rates ranging from 4.00% to 11.25% and maturities ranging from 5 to 30 years at both year end dates.  Commitments to extend credit include agreements to lend to a customer as long as there is no violation of any condition established in the contract.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Commitments to extend credit also include unfunded commitments under commercial and consumer lines of credit, revolving credit lines and overdraft protection agreements.  These lines of credit may be collateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Corporation generally holds collateral supporting those commitments if deemed necessary.  Standby letters of credit were $1.1 million and $869,000 at December 31, 2008 and 2007, respectively.  The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

18.                   Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets	December 31,
(Dollar amounts in thousands)	2008	2007

Assets:
Cash and cash equivalents	$68	$83
Securities available for sale	3,138	3,188
Equity in net assets of subsidiary bank	34,222	22,704
Other assets	7	—
Total Assets	$37,435	$25,975
Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$1,312	$1,272
Stockholders’ equity	36,123	24,703
Total Liabilities and Stockholders’ Equity	$37,435	$25,975

Condensed Statements of Income	Year ended December 31,
(Dollar amounts in thousands)	2008	2007

Income:
Dividends from subsidiary	$2,555	$2,159
Investment income	149	312
Total income	2,704	2,471
Expense:
Interest expense	68	81
Noninterest expense	331	201
Total expense	399	282
Net income before income taxes and equity in undistributed
operating results of subsidiary	2,305	2,189
Equity in undistributed net income of subsidiary	1,113	501
Net income before income taxes and extraordinary item	3,418	2,690
Provision for (benefit from) income taxes	(59)	(7)
Net income before extraordinary item	3,477	2,697
Extrordinary item, loss on business combination	(1,047)	—
Net income	$2,430	$2,697

Notes to Consolidated Financial Statements (continued)

18.                   Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows	Year ended December 31,
(Dollar amounts in thousands)	2008	2007

Operating activities:
Net income	$2,430	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed operating results of subsidiary	(1,113)	(501)
Other, net	501	(109)
Net cash provided by operating activities	1,818	2,087

Investing activities:
Purchases of securities	(129)	(1,039)
Proceeds from the sale of available for sale securities	—	698
Net cash used in investing activities	(129)	(341)

Financing activities:
Net change in borrowings	—	250
Dividends paid	(1,704)	(1,953)
Net cash used in financing activities	(1,704)	(1,703)
Increase (decrease) in cash and cash equivalents	(15)	43
Cash and cash equivalents at beginning of period	83	40
Cash and cash equivalents at end of period	$68	$83

19.                   Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

(Dollar amounts in thousands)	2008	2007

Unrealized holding gains (losses) on available for sale securities	$(11)	$142
Reclassification adjustment for (gains) losses recognized in income	391	(207)
Amortization of pension prior service cost	(30)	(31)
Amortization of pension net actuarial gain (loss)	(1,368)	112

Net unrealized gains (losses)	(1,018)	16

Tax effect	346	(5)

Other comprehensive income (loss)	$(672)	$11

Notes to Consolidated Financial Statements (continued)

20.                   Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $292,000 and $267,000 for 2008 and 2007, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2008	2007

Professional fees	$501	$497
Contract termination fee	360	—
Customer bank card processing	256	263
Printing and supplies	213	178
Postage and freight	185	156
Travel, entertainment and conferences	176	178
Correspondent bank and courier fees	165	204
Marketing and advertising	150	175
Pennsylvania shares and use taxes	147	152
Contributions	140	133
Telephone and data communications	143	157
Other	535	392
Total other noninterest expenses	$2,971	$2,485

Notes to Consolidated Financial Statements (continued)

21.                   Quarterly Financial Data (unaudited)

The following is a summary of selected quarterly data for the years ended December 31:

	First	Second	Third	Fourth
(Dollar amounts in thousands, except share data)	Quarter	Quarter	Quarter	Quarter

2008:
Interest income	$4,520	$4,563	$4,847	$5,163
Interest expense	1,977	1,999	2,117	2,075
Net interest income	2,543	2,564	2,730	3,088
Provision for loan losses	60	85	140	215
Net interest income after provision for loan losses	2,483	2,479	2,590	2,873
Noninterest income	660	496	620	711
Noninterest expense	2,413	2,293	2,296	4,030
Income (loss) before income taxes and extraordinary item	730	682	914	(446)
Provision for (benefit from) income taxes	171	141	198	(154)
Income (loss) before extraordinary item	559	541	716	(292)
Extraordinary item, gain on business combination	—	—	—	906

Net income	$559	$541	$716	$614

Basic earnings per common share	$0.44	$0.43	$0.56	$0.43

2007:
Interest income	$4,312	$4,416	$4,535	$4,592
Interest expense	2,003	1,918	1,939	2,026
Net interest income	2,309	2,498	2,596	2,566
Provision for loan losses	45	30	45	136
Net interest income after provision for loan losses	2,264	2,468	2,551	2,430
Noninterest income	730	772	696	745
Noninterest expense	2,310	2,336	2,255	2,263
Income before income taxes	684	904	992	912
Provision for income taxes	133	197	238	227

Net income	$551	$707	$754	$685

Basic earnings per common share	$0.43	$0.56	$0.59	$0.54

The increase in noninterest expense between the third and fourth quarters of 2008 was primarily related to severance charges totaling $590,000 recorded in the fourth quarter of 2008, principally associated with the retirement of the Corporation’s former Chairman of the Board, President and Chief Executive Officer and contract termination fees of $360,000 recognized in the fourth quarter of 2008 in connection with an ATM processing conversion planned for 2009.