Form 10-Q
period 2009-03-31
EMCLAIRE FINANCIAL CORP
filed 2009-05-14
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  000-18464

EMCLAIRE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1606091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

612 Main Street, Emlenton, Pennsylvania	16373
(Address of principal executive offices)	(Zip Code)

(724) 867-2311

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☒

The number of shares outstanding of the Registrant’s common stock was 1,431,404 at May 14, 2009.

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Income for the three
	months ended March 31, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2009 and 2008	3

	Consolidated Statements of Changes in Stockholders’
	Equity for the three months ended March 31, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2009 (Unaudited) and December 31, 2008
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008

Assets

Cash and due from banks	$2,010	$4,292
Interest earning deposits with banks	30,082	12,279
Cash and cash equivalents	32,092	16,571
Securities available for sale, at fair value	53,050	71,443
Loans receivable, net of allowance for loan losses of $2,885 and $2,651	273,993	264,838
Federal bank stocks, at cost	3,797	3,797
Bank-owned life insurance	5,236	5,186
Accrued interest receivable	1,355	1,519
Premises and equipment, net	8,865	8,609
Goodwill	1,422	1,422
Prepaid expenses and other assets	2,410	2,279

Total Assets	$382,220	$375,664

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$50,806	$56,351
Interest bearing	244,384	230,296
Total deposits	295,190	286,647
Short-term borrowed funds	12,000	13,188
Long-term borrowed funds	35,000	35,000
Accrued interest payable	767	761
Accrued expenses and other liabilities	3,090	3,945

Total Liabilities	346,047	339,541

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
7,500 issued and outstanding	7,417	7,412
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;
1,559,421 shares issued; 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,588	14,564
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	15,991	15,840
Accumulated other comprehensive loss	(1,207)	(1,077)

Total Stockholders' Equity	36,173	36,123

Total Liabilities and Stockholders' Equity	$382,220	$375,664

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Income
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2009	2008

Interest and dividend income:
Loans receivable, including fees	$4,236	$3,928
Securities:
Taxable	529	378
Exempt from federal income tax	152	161
Federal bank stocks	5	30
Interest-earning deposits with banks	89	23
Total interest and dividend income	5,011	4,520

Interest expense:
Deposits	1,540	1,572
Borrowed funds	410	405
Total interest expense	1,950	1,977

Net interest income	3,061	2,543
Provision for loan losses	297	60

Net interest income after provision for loan losses	2,764	2,483

Noninterest income:
Fees and service charges	340	358
Commissions on financial services	85	118
Net gain on sale of available for sale securities	56	-
Net gain on sales of loans	4	14
Earnings on bank-owned life insurance	56	56
Other	179	114
Total noninterest income	720	660

Noninterest expense:
Compensation and employee benefits	1,438	1,417
Premises and equipment	481	420
Other	703	576
Total noninterest expense	2,622	2,413

Income before provision for income taxes	862	730
Provision for income taxes	194	171

Net income	668	559
Accumulated preferred stock dividends and discount accretion	98	-

Net income available to common shareholders	$570	$559

Basic and diluted earnings per common share	$0.40	$0.44

Average common shares outstanding	1,431,404	1,267,835

Dilutive Shares	-	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$668	$559
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of premises and equipment	196	165
Provision for loan losses	297	60
Amortization of premiums and (accretion of discounts), net	(53)	(35)
Amortization of intangible assets and mortgage servicing rights	4	5
Amortization of deferred loan costs	62	70
Realized (gain) loss on available for sale securities, net	(56)	-
Net gains on sales of loans	(4)	(14)
Originations of loans sold	(159)	(355)
Proceeds from the sale of loans	163	357
Restricted stock and stock option compensation	24	20
Earnings on bank-owned life insurance, net	(50)	(49)
Decrease in accrued interest receivable	164	5
Increase in prepaid expenses and other assets	(4)	(25)
Increase in accrued interest payable	6	9
Decrease in accrued expenses and other liabilities	(855)	(216)
Net cash provided by operating activities	403	556

Cash flows from investing activities
Loan originations and principal collections, net	(9,591)	(3,164)
Available for sale securities:
Sales	4,107	-
Maturities, repayments and calls	18,193	24,486
Purchases	(3,998)	(27,291)
Redemption of federal bank stocks	-	(35)
Proceeds from the sale of foreclosed real estate	16	-
Purchases of premises and equipment	(452)	(352)
Net cash provided by (used in) investing activities	8,275	(6,356)

Cash flows from financing activities
Net increase in deposits	8,543	7,269
Net increase (decrease) in short-term borrowed funds	(1,188)	3,357
Dividends paid	(512)	(405)
Net cash provided by financing activities	6,843	10,221

Net increase in cash and cash equivalents	15,521	4,421
Cash and cash equivalents at beginning of period	16,571	10,483
Cash and cash equivalents at end of period	$32,092	$14,904

Supplemental information:
Interest paid	$1,944	$1,968
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	76	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2009	2008

Balance at beginning of period	$36,123	$24,703

Net income	668	559

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale
securities, net of taxes of ($47) in 2009 and $108 in 2008	(93)	209
Less reclassification adjustment for gains included
in net income, net of taxes of ($19) in 2009 and $0 in 2008	(37)	-
Other comprehensive income (loss)	(130)	209

Total comprehensive income	538	768

Stock compensation expense	24	20

Dividends declared on preferred stock	(54)	-

Dividends declared on common stock	(458)	(405)

Balance at end of period	$36,173	$25,086

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

Emclaire Financial Corp. (the “Corporation”) is a Pennsylvania company organized as the holding company of Farmers National Bank of Emlenton (the “Bank”) and Emclaire Settlement Services, LLC (the “Title Company”).  The Corporation provides a variety of financial services to individuals and businesses through its offices in western Pennsylvania.  Its primary deposit products are checking, savings and certificate of deposit accounts and its primary lending products are residential and commercial mortgages, commercial business and consumer loans.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and the Title Company.  All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations.  Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP).  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as contained in the Corporation’s 2008 Annual Report on Form 10-K filed with the SEC.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, the valuation of deferred tax assets and other than temporary impairment charges.  The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period.  Certain amounts previously reported may have been reclassified to conform to the current year’s financial statement presentation.

2.            Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 94,000 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their cumulative effects were not dilutive for the three months periods ended March 31, 2009 and 2008.

3.            Branch Purchase.

On April 6, 2009, the Corporation entered into a Purchase and Assumption Agreement with PNC Financial Services Group, Inc. (PNC) and National City Bank (National City) to acquire certain assets and assume certain liabilities of National City’s full-service branch office located in Titusville, Pennsylvania.  As part of the agreement, the Bank will assume approximately $90 million in deposits in exchange for approximately $35 million in loans, cash, and certain fixed assets of the branch office.  The Bank has agreed to pay a premium of 3.4% of deposits assumed based on the average balance of deposits during a pre-determined period leading up to the transaction closing date.  The proposed branch office acquisition is subject to customary closing conditions, including receipt of applicable regulatory approvals.  The Corporation intends to consummate the transaction during the third quarter of 2009.  The transaction is expected to be accretive to the Corporation’s earnings in the fourth quarter of 2009.

4.            Securities.

The Corporation’s securities as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
March 31, 2009:
U.S. Government agencies and related entities	$9,496	$38	$(10)	$9,524
Mortgage-backed securities	26,932	729	(65)	27,596
Municipal securities	12,693	587	-	13,280
Corporate securities	-	-	-	-
Equity securities	3,893	-	(1,243)	2,650
	$53,014	$1,354	$(1,318)	$53,050
December 31, 2008:
U.S. Government agencies and related entities	$19,985	$139	$(47)	$20,077
Mortgage-backed securities	29,806	586	(12)	30,380
Municipal securities	13,543	270	(5)	13,808
Corporate securities	3,984	-	-	3,984
Equity securities	3,893	-	(699)	3,194
	$71,211	$995	$(763)	$71,443

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

As of March 31, 2009, there were 13 securities in an unrealized loss position.  These unrealized losses are considered to be temporary impairments.  A decline in the value of the debt securities is due only to interest rate fluctuations, rather then erosion of quality.  As a result, the payment of contractual cash flows, including principal repayment, is not at risk.  As management has the intent and ability to hold these investments until market recovery or maturity, none of the unrealized losses on debt securities are deemed to be other than temporary.

4.           Securities (continued).

Equity securities owned by the Corporation consist of common stock of various financial service providers that have traditionally been high-performing stocks.  However, as a result of recent market volatility in financial stocks, the fair value of most of the stock held are “under water” as of March 31, 2009, and as such, could be considered impaired.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near-term.  Management believes these securities have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  In addition, stocks can by cyclical and will experience some down periods.  Historically, bank stocks have sustained cyclical losses followed by periods of substantial gains.  Based on these circumstances and the ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider these investments to be other than temporarily impaired at March 31, 2009.

5.           Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2009	2008

Mortgage loans on real estate:
Residential first mortgages	$72,844	$74,130
Home equity loans and lines of credit	55,723	57,454
Commercial real estate	90,107	85,689
	218,674	217,273
Other loans:
Commercial business	49,499	40,787
Consumer	8,705	9,429
	58,204	50,216

Total loans, gross	276,878	267,489

Less allowance for loan losses	2,885	2,651

Total loans, net	$273,993	$264,838

6.           Deposits.

The Corporation’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2009		March 31, 2008

Type of accounts	Amount	%	Amount	%

Non-interest bearing deposits	$50,806	17.2%	$56,351	19.7%
Interest bearing demand deposits	113,431	38.4%	106,042	37.0%
Time deposits	130,953	44.4%	124,254	43.3%

	$295,190	100.0%	$286,647	100.0%

7.           Guarantees.

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Of these letters of credit at March 31, 2009, $81,000 will expire within the next thirteen months, $663,000 will automatically renew within the next twelve months and $307,000 will automatically renew within thirteen to twenty-one months.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

8.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan.  Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for the three months ended March 31, 2009 and 2008 amounted to $37,000 and $37,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

(Dollar amounts in thousands)	For the three months ended		Year ended
	March 31,		December 31,
	2009	2008	2008

Service cost	$62	$63	$233
Interest cost	75	71	285
Expected return on plan assets	(66)	(79)	(305)
Prior service costs	(8)	(8)	(31)
Recognized net actuarial loss	27	4	19

Net periodic pension cost	$90	$51	$201

The expected rate of return on plan assets was 7.75% for the periods ended March 31, 2009 and 2008.  The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $350,000 to its pension plan in 2009.  As of March 31, 2009, there have been no contributions.  The Corporation presently anticipates contributing $350,000 to its pension plan in 2009.

9.            Stock Compensation Plans.

In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options and restricted stock awards shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  The Corporation accounts for its stock compensation plans in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  For the three-month periods ended March 31, 2009 and 2008, the Corporation recognized $24,000 and $20,000, respectively, in stock compensation expense.

A summary of option activity under the Plan as of March 31, 2009, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)

Outstanding at the beginning of the year	94,000	$25.66		8.7
Granted	-	-		-
Exercised	-	-		-
Forfeited	4,500	26.00		-
Outstanding as of March 31, 2009	89,500	$25.64	$-	8.4

Exercisable as of March 31, 2009	-	$-	$-	-

A summary of the status of the Corporation’s nonvested shares as of March 31, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at the beginning of the year	94,000	$3.13
Granted	-	-
Vested	-	-
Forfeited	4,500	3.39
Nonvested as of March 31, 2009	89,500	$3.12

As of March 31, 2009, there was $212,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over an average period of 1.4 years.

10.          Fair Values of Financial Instruments.

Effective January 1, 2008, the Corporation adopted FASB SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2009:
Securities available for sale	$53,050	$2,650	$50,400	$-
	$53,050	$2,650	$50,400	$-

Decmeber 31, 2008:
Securities available for sale	$71,443	$3,194	$68,249	$-
	$71,443	$3,194	$68,249	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follow:

(Dollar amounts in thousands)		(Level 1)
		Quoted Prices in	(Level 2)	(Level 3)
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2009:
Impaired loans	$580	$-	$-	$580
	$580	$-	$-	$580

Decmeber 31, 2008:
Impaired loans	$-	$-	$-	$-
	$-	$-	$-	$-

10.           Fair Values of Financial Instruments (continued).

The following valuation techniques were used to measure fair value of assets in the tables above:

Available for sale securities – Fair value on available for sale securities were based upon a market approach.  Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities.  As of March 31, 2009, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  As of March 31, 2009 the fair value consists of the loan balance of $614,000, net of a valuation allowance of $34,000.  Additional provision for loan losses of $34,000 was recorded during the three months ended March 31, 2009.

Effective January 1, 2009, the Corporation adopted FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  At March 31, 2009, the Corporation had no non-financial assets or liabilities carried at fair value, measured on a recurring or non-recurring basis.

11.           Effect of Recently Issued Accounting Standards.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP did not effect the Corporation’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 became effective for fiscal years beginning after December 15, 2008.  EITF 07-5 did not effect the Corporation’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-6 became effective for fiscal years beginning after December 15, 2008.  EITF 08-6 did not effect the Corporation’s consolidated financial statements.

11.           Effect of Recently Issued Accounting Standards (continued).

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1).  FSP 107-1 and APB 28-1 amends FASB SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Corporation did not early adopt this standard and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (FSP 115-2 and FAS 124-2).  FSP 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other than temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and FAS 124-2 changes the presentation and amount of the other than temporary impairment recognized in the income statement. The other than temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other than temporary impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other than temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP 115-2 and FAS 124-2 must also early adopt FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Corporation did not early adopt this standard and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No.FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FASB SFAS 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

11.           Effect of Recently Issued Accounting Standards (continued).

FSP 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments.  The Corporation did not early adopt this standard and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2009 compared to the same period in 2008 and should be read in conjunction with the Corporation’s December 31, 2008 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 13 of this Form 10-Q.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words “believes,” “anticipates,” “contemplates” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses and general economic conditions.  The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

Total assets increased $6.6 million or 1.7% to $382.2 million at March 31, 2009 from $375.7 million at December 31, 2008.  This increase resulted from increases in cash and cash equivalents and loans receivable, net of allowance for loan losses, of $15.5 million and $9.2 million, respectively, partially offset by a decrease in securities of $18.4 million.  The net increase in the Corporation’s assets was primarily funded by an increase in customer deposits of $8.5 million.

Total liabilities increased $6.5 million or 1.9% to $346.0 million at March 31, 2009 from $339.5 million at December 31, 2008, while total stockholders’ equity increased to $36.2 million at March 31, 2009 from $36.1 million at December 31, 2008.  The increase in total liabilities resulted primarily from increases in customer deposits of $8.5 million, partially offset by a decrease in borrowed funds of $1.2 million.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended March 31, 2009 and 2008

General.  Net income increased $109,000 or 19.5% to $668,000 for the three months ended March 31, 2009 from $559,000 for the same period in 2008.  This increase was the result of increases in net interest income and noninterest income of $518,000 and $60,000, respectively, partially offset by increases in the provision for loan losses, noninterest expense and the provision for income taxes of $237,000, $209,000 and $23,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $531,000 or 20.1% to $3.2 million for the three months ended March 31, 2009 from $2.6 million for the same period in 2008.  This net increase can be attributed to an increase in tax equivalent interest income of $504,000 and a decrease in interest expense of $27,000.

Interest income.  Interest income on a tax equivalent basis increased $504,000 or 10.9% to $5.1 million for the three months ended March 31, 2009, compared to $4.6 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $325,000, $138,000 and $66,000, respectively, partially offset by a decrease in dividends on federal bank stocks of $25,000.

Tax equivalent interest earned on loans receivable increased $325,000 or 8.2% to $4.3 million for the three months ended March 31, 2009, compared to $4.0 million for the same period in 2008.  This increase resulted primarily from average loans increasing $45.8 million or 19.6%, accounting for $726,000 in additional loan interest income.  This increase can be primarily attributed to growth in the Corporation’s commercial loan portfolios and loans acquired through the merger of Elk County Savings and Loan Association (ECSLA) in the fourth quarter of 2008.  Offsetting this volume increase, the yield on loans receivable decreased 59 basis points to 6.22% for the three months ended March 31, 2009, versus 6.81% for the same period in 2008, due to a decline in market interest rates, accounting for a $401,000 decrease in interest income.

Tax equivalent interest earned on securities increased $138,000 or 22.6% to $749,000 for the three months ended March 31, 2009, compared to $611,000 for the same period in 2008.  The average volume of securities increased $13.8 million, primarily through U.S. Government agency and mortgage-backed security purchases, accounting for a $171,000 increase in interest income.  Offsetting this volume increase, the average yield on securities decreased 23 basis points to 5.00% for the three months ended March 31, 2009, versus 5.23% for the same period in 2008, due to declining market interest rates.  This unfavorable yield variance accounted for a $33,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $66,000 to $89,000 for the three months ended March 31, 2009 from $23,000 for the same period in 2008.  The average volume of these assets increased $18.8 million, primarily due to investments made in certificates of deposit with other financial institutions, increasing interest income by $79,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 112 basis points to 1.63% for the three months ended March 31, 2009, compared to 2.75% for the same period in the prior year, accounting for a $13,000 decrease in interest income.  This yield decrease was a result of the continued low interest rate environment during 2008 and 2009.

Dividends on federal bank stocks decreased $25,000 or 83.3% to $5,000 for the three month period ended March 31, 2009 from $30,000 for the same period in 2008.  The average yield on these assets decreased 426 basis points to 0.53% for the three months ended March 31, 2009, compared to 4.79% for the same period the prior year, due to the Federal Home Loan Bank of Pittsburgh suspending its dividend and repurchase of capital stock as announced in late December 2008.

Interest expense.  Interest expense decreased $27,000 or 1.4% to $2.0 million for the three months ended March 31, 2009 compared to the same period in 2008.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $32,000, partially offset by an increase in interest incurred on borrowings of $5,000.

Interest expense incurred on deposits decreased $32,000 or 2.0% to $1.5 million for the three months ended March 31, 2009 compared $1.6 million for the same period in 2008.  The cost of interest-bearing deposits decreased 60 basis points to 2.63% for the three months ended March 31, 2009, compared to 3.23% for the same period in 2008 causing a $336,000 decrease in interest expense.  This occurred as management elected to lower deposit rates during the three months ended March 31, 2009 as market rates continued to decline.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $42.1 million or 21.5% to $237.8 million for the three months ended March 31, 2009, compared to $195.7 million for the same period in 2008 causing a $304,000 increase in interest expense.  The opening of the Grove City, PA office in 2008 and the acquisition of ECSLA contributed to the increase in average deposits.

Interest expense incurred on borrowed funds increased $5,000 or 1.2% to $410,000 for the three months ended March 31, 2009, compared to $405,000 for the same period in the prior year.  This increase in interest expense can be attributed to the increase in the average balance of borrowed funds of $18.2 million or 47.4% to $56.5 million for the three months ended March 31, 2009, compared to $38.4 million for the same period in the prior year, contributing $156,000 in additional expense.  This volume increase was primarily related to the funding of certain mortgage-backed investment security purchases.  Partially offsetting this volume increase, the cost of borrowed funds decreased 131 basis points to 2.94% for the three months ended March 31, 2009, compared to 4.25% for the same period in 2008 causing a $151,000 decrease in interest expense.  This cost decrease was a result of the low rate environment during the second half of 2008 and 2009.

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

(Dollar amounts in thousands)	Three months ended March 31,

	2009			2008
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Loans, taxable	$263,114	$4,120	6.35%	$227,600	$3,860	6.82%
Loans, tax exempt	16,373	163	4.03%	6,082	98	6.47%
Total loans receivable	279,487	4,283	6.22%	233,682	3,958	6.81%

Securities, taxable	47,128	529	4.55%	32,664	378	4.65%
Securities, tax exempt	13,652	220	6.54%	14,361	233	6.53%
Total securities	60,780	749	5.00%	47,025	611	5.23%

Interest-earning deposits with banks	22,130	89	1.63%	3,362	23	2.75%
Federal bank stocks	3,797	5	0.53%	2,518	30	4.79%
Total interest-earning cash equivalents	25,927	94	1.47%	5,880	53	3.63%

Total interest-earning assets	366,194	5,126	5.68%	286,587	4,622	6.49%
Cash and due from banks	2,173			5,224
Other noninterest-earning assets	16,533			14,614

Total Assets	$384,900			$306,425

Interest-bearing liabilities:
Interest-bearing demand deposits	$109,466	313	1.16%	$78,962	282	1.44%
Time deposits	128,301	1,227	3.88%	116,734	1,290	4.44%
Total interest-bearing deposits	237,767	1,540	2.63%	195,696	1,572	3.23%

Borrowed funds, short-term	21,536	24	0.45%	3,351	4	0.48%
Borrowed funds, long-term	35,000	386	4.48%	35,000	401	4.61%
Total borrowed funds	56,536	410	2.94%	38,351	405	4.25%

Total interest-bearing liabilities	294,303	1,950	2.69%	234,047	1,977	3.40%

Noninterest-bearing demand deposits	50,319	-	-	45,163	-	-

Funding and cost of funds	344,622	1,950	2.29%	279,210	1,977	2.85%

Other noninterest-bearing liabilities	4,218			2,388

Total Liabilities	348,840			281,598
Stockholders' Equity	36,060			24,827

Total Liabilities and Stockholders' Equity	$384,900			$306,425

Net interest income		$3,176			$2,645

Interest rate spread (difference between			2.99%			3.09%
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest			3.52%			3.69%
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

(Dollar amounts in thousands)	Three months ended March 31,
	2009 versus 2008
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$726	$(401)	$325
Securities	171	(33)	138
Interest-earning deposits with banks	79	(13)	66
Federal bank stocks	10	(35)	(25)

Total interest-earning assets	986	(482)	504

Interest expense:
Interest-bearing deposits	304	(336)	(32)
Borrowed funds	156	(151)	5

Total interest-bearing liabilities	460	(487)	(27)

Net interest income	$526	$5	$531

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended March 31, 2009 and 2008 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2009	2008
Balance at the beginning of the period	$2,651	$2,157
Provision for loan losses	297	60
Charge-offs	(71)	(9)
Recoveries	8	11
Balance at the end of the period	$2,885	$2,219

Non-performing loans	$1,747	$855
Non-performing assets	1,857	979
Non-performing loans to total loans	0.63%	0.36%
Non-performing assets to total assets	0.49%	0.30%
Allowance for loan losses to total loans	1.04%	0.94%
Allowance for loan losses to non-performing loans	165.14%	259.53%

The provision for loan losses increased $237,000 to $297,000 for the three month period ended March 31, 2009 from $60,000 for the same period in the prior year.  This increase was attributable to the aforementioned loan growth and management’s estimates of the impact on the loan portfolio of credit defaults related to the prevailing poor economic climate.

Noninterest income.  Noninterest income increased $60,000 or 9.1% to $720,000 during the three months ended March 31, 2009, compared to $660,000 during the same period in the prior year.  This increase can primarily be attributed to gains recorded in 2009 related to the sale of investment securities and the sale of the former ECSLA building, partially offset by a decrease in commissions earned associated with the Bank’s financial services division.

Noninterest expense.  Noninterest expense increased $209,000 or 8.7% to $2.6 million during the three months ended March 31, 2009 compared to $2.4 million for the same period in 2008.  This increase in noninterest expense can be attributed to an increase in compensation and employee benefits, premises and equipment and other noninterest expenses of $21,000, $61,000 and $127,000, respectively.

Compensation and employee benefits increased $21,000 or 1.5% to $1.4 million for the three months ended March 31, 2009.  This increase can be attributed primarily to normal salary and wage increases.

Premises and equipment increased $61,000 or 14.5% to $481,000 for the three months ended March 31, 2009, compared to $420,000 for the same period in the prior year.  This increase was primarily related to costs associated with the addition of the Grove City, Pennsylvania office that opened in second-quarter 2008.

Other noninterest expense increased $127,000 or 22.0% to $703,000 during the three months ended March 31, 2009, compared to $576,000 for the same period in the prior year.  This increase was primarily associated with an increase in professional fees related to the Bank’s proposed purchase of a branch office in Titusville, Pennsylvania and an increase in FDIC expense.  Due to assessment credits that partially offset FDIC premiums in 2008 as well as deposit insurance premium increased effective for 2009 and possible emergency assessments, FDIC insurance expense will be significantly higher in 2009 than in previous periods.

Provision for income taxes.  The provision for income taxes increased $23,000 or 13.5% to $194,000 for the three months ended March 31, 2009, compared to $171,000 for the same period in the prior year.  This was due to an increase in pre-tax earnings of $132,000 or 18.1% to $862,000 for the three months ended March 31, 2009, compared to $730,000 for the same period in the prior year and a decrease in the effective tax rate to 22.5% for the three months ended March 31, 2009, compared to 23.4% for the same period in 2008.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and amortization and prepayments of outstanding loans and maturing securities.  During the three months ended March 31, 2009, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $24.0 million, and standby letters of credit totaling $1.0 million.

At March 31, 2009, time deposits amounted to $131.0 million or 44.4% of the Corporation’s total consolidated deposits, including approximately $46.2 million of which are scheduled to mature within the next year.  Management of the Corporation believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s Treasury Auction Facility.  At March 31, 2009, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $195.9 million.

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

The allowance for loan losses provides for an estimate of probable losses in the loan portfolio.  In determining the appropriate level of the allowance for loan losses, the loan portfolio is separated into risk-rated and homogeneous pools.  Migration analysis/historical loss rates, adjusted for relevant trends, have been applied to these pools.  Qualitative adjustments are then applied to the portfolio to allow for quality of lending policies and procedures, national and local economic and business conditions, changes in the nature and volume of the portfolio, experience, ability and depth of lending management, changes in the trends, volumes and severity of past due, non-accrual and classified loans and loss and recovery trends, quality of the Corporation’s loan review system, concentrations of credit, and external factors.  The methodology used to determine the adequacy of the Corporation’s allowance for loan losses is comprehensive and meets regulatory and accounting industry standards for assessing the allowance, however, it is still an estimate.  Loan losses are charged against the allowance while recoveries of amounts previously charged-off are credited to the allowance.  Loan loss provisions are charged against current earnings based on management’s periodic evaluation and review of the factors indicated above.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at March 31, 2009,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $156.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $114.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $41.5 million.  At March 31, 2009, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 136.2%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

There has been no change made in the Corporation’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As of March 31, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation is involved in various legal proceedings occurring in the ordinary course of business.  It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Corporation’s risk factors from those previously disclosed in the 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6.  Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: May 14, 2009	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Amanda L. Engles
Amanda L. Engles
Treasurer and Principal Accounting Officer