Form 10-Q
period 2009-06-30
EMCLAIRE FINANCIAL CORP
filed 2009-08-14
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(724) 867-2311
(Registrant’s telephone number)

____________________________________________________________________________
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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock was 1,431,404 at August 14, 2009.

EMCLAIRE FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
As of June 30, 2009 and December 31, 2008
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$2,367	$4,292
Interest earning deposits with banks	17,919	12,279
Cash and cash equivalents	20,286	16,571
Securities available for sale, at fair value	77,241	71,443
Loans receivable, net of allowance for loan losses of $2,935 and $2,651	268,293	264,838
Federal bank stocks, at cost	4,125	3,797
Bank-owned life insurance	5,286	5,186
Accrued interest receivable	1,429	1,519
Premises and equipment, net	9,353	8,609
Goodwill	1,422	1,422
Prepaid expenses and other assets	3,179	2,279
Total Assets	$390,614	$375,664

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$54,128	$56,351
Interest bearing	237,772	230,296
Total deposits	291,900	286,647
Short-term borrowed funds	24,600	13,188
Long-term borrowed funds	35,000	35,000
Accrued interest payable	652	761
Accrued expenses and other liabilities	2,790	3,945
Total Liabilities	354,942	339,541

Commitments and Contingencies	-	-

Stockholders' Equity:

Preferred stock, $1.00 par value, 3,000,000 shares authorized; 7,500 issued and outstanding	7,421	7,412
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,559,421 shares issued; 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,619	14,564
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	16,101	15,840
Accumulated other comprehensive loss	(1,853)	(1,077)
Total Stockholders' Equity	35,672	36,123
Total Liabilities and Stockholders' Equity	$390,614	$375,664

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Income (Unaudited)
For the three and six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans receivable, including fees	$4,126	$3,929	$8,362	$7,858
Securities:
Taxable	383	412	911	789
Exempt from federal income tax	190	161	343	323
Federal bank stocks	3	25	8	55
Interest-earning deposits with banks	87	36	176	59
Total interest and dividend income	4,789	4,563	9,800	9,084

Interest expense:
Deposits	1,421	1,554	2,961	3,126
Borrowed funds	389	445	799	851
Total interest expense	1,810	1,999	3,760	3,977

Net interest income	2,979	2,564	6,040	5,107
Provision for loan losses	540	85	837	145

Net interest income after provision for loan losses	2,439	2,479	5,203	4,962

Noninterest income:
Fees and service charges	382	407	721	765
Commissions on financial services	169	127	252	245
Net gain (loss) on available for sale securities	184	(275)	240	(275)
Net gain (loss) on sales of loans	-	(6)	4	8
Earnings on bank-owned life insurance	57	57	114	113
Other	127	186	308	301
Total noninterest income	919	496	1,639	1,157

Noninterest expense:
Compensation and employee benefits	1,438	1,283	2,875	2,700
Premises and equipment	443	418	925	839
Other	1,015	592	1,718	1,169
Total noninterest expense	2,896	2,293	5,518	4,708

Income before provision for income taxes	462	682	1,324	1,411
Provision for income taxes	54	141	248	311

Net income	408	541	1,076	1,100
Accumulated preferred stock dividends and discount accretion	98	-	196	-

Net income available to common shareholders	$310	$541	$880	$1,100

Basic and diluted earnings per common share	$0.22	$0.43	$0.61	$0.87

Average common shares outstanding	1,431,404	1,267,835	1,431,404	1,267,835

Dilutive shares	-	-	-	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008
(Dollar amounts in thousands)

	For the six months
	ended June 30,
	2009	2008

Cash flows from operating activities
Net income	$1,076	$1,100

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	400	342
Provision for loan losses	837	145
Amortization of premiums and (accretion of discounts), net	(70)	(84)
Amortization of intangible assets and mortgage servicing rights	8	5
Amortization of deferred loan costs	136	156
Realized (gain) loss on available for sale securities, net	(240)	275
Net gains on sales of loans	(4)	(8)
Originations of loans sold	(159)	(1,263)
Proceeds from the sale of loans	163	1,261
Restricted stock and stock option compensation	56	52
Earnings on bank-owned life insurance, net	(100)	(99)
Decrease in accrued interest receivable	90	74
Decrease (increase) in prepaid expenses and other assets	(500)	22
Decrease in accrued interest payable	(109)	(18)
Decrease in accrued expenses and other liabilities	(1,155)	(297)
Net cash provided by operating activities	429	1,663

Cash flows from investing activities
Loan originations and principal collections, net	(4,519)	(12,331)
Available for sale securities:
Sales	8,137	-
Maturities, repayments and calls	26,840	45,440
Purchases	(41,635)	(55,708)
Purchase of federal bank stocks	(328)	(187)
Proceeds from the sale of foreclosed real estate	77	-
Purchases of premises and equipment	(1,144)	(454)
Net cash used in investing activities	(12,572)	(23,240)

Cash flows from financing activities
Net increase in deposits	5,253	14,771
Net increase in short-term borrowed funds	11,412	8,251
Dividends paid	(807)	(811)
Net cash provided by financing activities	15,858	22,211

Net increase in cash and cash equivalents	3,715	634
Cash and cash equivalents at beginning of period	16,571	10,483
Cash and cash equivalents at end of period	$20,286	$11,117

Supplemental information:
Interest paid	$3,869	$3,995
Income taxes paid	183	180
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	76	44

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$36,173	$25,086	$36,123	$24,703

Net income	408	541	1,076	1,100

Other comprehensive loss:

Change in net unrealized gains (losses) on available for sale securities, net of taxes	(526)	(429)	(618)	(221)

Less reclassification adjustment for gains (losses) included in net income, net of taxes	(121)	182	(158)	182
Other comprehensive loss	(647)	(247)	(776)	(39)

Total comprehensive income (loss)	(239)	294	300	1,061

Stock compensation expense	32	31	56	52

Dividends declared on preferred stock	(94)	-	(148)	-

Dividends declared on common stock	(200)	(406)	(659)	(811)

Balance at end of period	$35,672	$25,005	$35,672	$25,005

Common cash dividend per share	$0.14	$0.32	$0.46	$0.64

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 14, 2009, the date these financial statements were issued.

2.	Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Options and restricted stock awards of 89,500 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their cumulative effects were not dilutive for the three and six month periods ended June 30, 2009 and 2008.

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

4.	Securities.

The Corporation’s securities as of the respective dates are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
Available for sale:
June 30, 2009:
U.S. Treasury securities	$2,973	$18	$-	$2,991
U.S. Government agencies and related entities	19,454	96	(63)	19,487
Mortgage-backed securities	32,991	628	(51)	33,568
Municipal securities	18,866	175	(316)	18,725
Equity securities	3,901	-	(1,431)	2,470
	$78,185	$917	$(1,861)	$77,241
December 31, 2008:
U.S. Treasury securities	$19,985	$139	$(47)	$20,077
U.S. Government agencies and related entities
Mortgage-backed securities	29,806	586	(12)	30,380
Municipal securities	13,543	270	(5)	13,808
Corporate securities	3,984	-	-	3,984
Equity securities	3,893	-	(699)	3,194
	$71,211	$995	$(763)	$71,443

The following table summarizes scheduled maturities of the Corporation’s securities as of June 30, 2009:

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	cost	value
Due in one year or less	$165	$167
Due after one year through five years	14,957	15,017
Due after five through ten years	18,272	18,183
Due after ten years	40,890	41,404
No scheduled maturity	3,901	2,470
	$78,185	$77,241

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

4.	Securities (continued).

	Less than 12 Months		12 Months or More		Total
(Dollar amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2009:
U.S. Government agencies and related entities	$3,931	$(63)	$-	$-	$3,931	$(63)
Mortgage-backed securities	4,698	(20)	4,198	(31)	8,896	(51)
Municipal securities	10,009	(316)	-	-	10,009	(316)
Corporate securities	-	-	-	-	-	-
Equity securities	-	-	2,246	(1,431)	2,246	(1,431)
	$18,638	$(399)	$6,444	$(1,462)	$25,082	$(1,861)

December 31, 2008:
U.S. Government agencies and related entities	$6,452	$(47)	$-	$-	$6,452	$(47)
Mortgage-backed securities	9,185	(12)	-	-	9,185	(12)
Municipal securities	2,352	(5)	-	-	2,352	(5)
Corporate securities	-	-	-	-	-	-
Equity securities	-	-	3,128	(699)	3,128	(699)
	$17,989	$(64)	$3,128	$(699)	$21,117	$(763)

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

As of June 30, 2009, there were 35 debt and 7 equity securities in an unrealized loss position. These unrealized losses are considered to be temporary impairments. A decline in the value of the debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As management has the intent and ability to hold these investments until market recovery or maturity, none of the unrealized losses on debt securities are deemed to be other than temporary.

Equity securities owned by the Corporation consist of common stock of various financial service providers that have traditionally been high-performing stocks. However, as a result of recent market volatility in financial stocks, the fair values of most of the stocks held were “under water” as of June 30, 2009, and as such, could have been considered impaired. The Corporation does not invest in these securities with the intent to sell them for a profit in the near-term. Management believes these securities will appreciate in value over the long-term. In addition, stocks can be cyclical and will experience some down periods. Historically, bank stocks have sustained cyclical losses followed by periods of substantial gains. Based on these circumstances and the Corporation’s intent to hold these securities and its belief it will not be required to sell these securities before recovery occurs, the Corporation does not consider these investments to be other than temporarily impaired at June 30, 2009.

5.	Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

	June 30,	December 31,
(Dollar amounts in thousands)	2009	2008
Mortgage loans on real estate:
Residential first mortgages	$71,578	$74,130
Home equity loans and lines of credit	56,921	57,454
Commercial real estate	88,632	85,689
	217,131	217,273
Other loans:
Commercial business	43,565	40,787
Consumer	10,532	9,429
	54,097	50,216

Total loans, gross	271,228	267,489

Less allowance for loan losses	2,935	2,651
Total loans, net	$268,293	$264,838

6.	Deposits.

The Corporation’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2009		December 31, 2008
Type of accounts	Amount	%	Amount	%
Non-interest bearing deposits	$54,128	18.6%	$56,351	19.7%
Interest bearing demand deposits	118,603	40.6%	106,042	37.0%
Time deposits	119,169	40.8%	124,254	43.3%
	$291,900	100.0%	$286,647	100.0%

7.	Guarantees.

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Of these letters of credit at June 30, 2009, $81,000 will expire within the next ten months, $721,000 will automatically renew within the next twelve months and $241,000 will automatically renew within thirteen to nineteen months. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

8.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan. Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. Matching contributions for the six months ended June 30, 2009 and 2008 amounted to $73,000 and $76,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

	For the three months ended		For the six months ended		Year ended
	June 30,		June 30,		December 31,
(Dollar amounts in thousands)	2009	2008	2009	2008	2008
Service cost	$62	$63	$124	$126	$233
Interest cost	75	71	150	142	285
Expected return on plan assets	(66)	(79)	(132)	(158)	(305)
Prior service costs	(8)	(8)	(16)	(16)	(31)
Recognized net actuarial loss	27	4	54	8	19
Net periodic pension cost	$90	$51	$180	$102	$201

The expected rate of return on plan assets was 7.75% for the periods ended June 30, 2009 and 2008. The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $350,000 to its pension plan in 2009. As of June 30, 2009, $350,000 has been contributed.

9.	Stock Compensation Plans.

In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options and restricted stock awards shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. The Corporation accounts for its stock compensation plans in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the six-month periods ended June 30, 2009 and 2008, the Corporation recognized $56,000 and $52,000, respectively, in stock compensation expense.

9.	Stock Compensation Plans (continued).

A summary of option activity under the Plan as of June 30, 2009, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Term (in years)
Outstanding at the beginning of the year	94,000	$25.66		8.7
Granted	-	-		-
Exercised	-	-		-
Forfeited	4,500	26.00		-
Outstanding as of June 30, 2009	89,500	$25.64	$-	8.2
Exercisable as of June 30, 2009	-	$-	$-	-

A summary of the status of the Corporation’s nonvested shares as of June 30, 2009, and changes during the period then ended is presented below:

	Options	Weighted-Average Grant-date Fair Value
Nonvested at the beginning of the year	94,000	$3.13
Granted	-	-
Vested	-	-
Forfeited	4,500	3.39
Nonvested as of June 30, 2009	89,500	$3.12

As of June 30, 2009, there was $180,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over an average period of 1.2 years.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

10.	Fair Values of Financial Instruments (continued).

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands) Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2009:
Securities available for sale	$77,241	$2,470	$74,770	$-

December 31, 2008:
Securities available for sale	$71,443	$3,194	$68,249	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands) Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2009:
Impaired loans	$112	$-	$-	$112
Repossessions	484	-	484	-
	$596	$-	$484	$112

December 31, 2008:
Impaired loans	$-	$-	$-	$-
Repossessions	-	-	-	-
	$-	$-	$-	$-

The following valuation techniques were used to measure fair value of assets in the tables above:

Available for sale securities – Fair value on available for sale securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Corporation has historically transacted both purchases and sales of investment securities. As of June 30, 2009, all fair values on available for sale securities were based on prices obtained from these sources and were based on actual market quotations for each specific security.

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell. Fair value of the loan’s collateral is typically determined by appraisals or independent valuation. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. As of June 30, 2009 the fair value consists of a loan balance of $133,000, net of a valuation allowance of $21,000. Additional provision for loan losses of $21,000 was recorded during the six months ended June 30, 2009.

10.	Fair Values of Financial Instruments (continued).

Repossessions – Fair value on repossessed assets is measured using the estimate fair market value of the asset less the estimate costs to sell. Fair value of the asset is typically determined by appraisals or independent valuation.

Effective January 1, 2009, the Corporation adopted FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At June 30, 2009, the Corporation had no non-financial assets or liabilities carried at fair value, measured on a recurring or non-recurring basis.

Under SFAS 107, the Corporation is required to disclose the estimated fair value of its financial instrument assets and liabilities including those subject to the requirements of SFAS 157. The estimated fair values and carrying values of all financial statement instruments covered by SFAS 157 and SFAS 107 at June 30, 2009 were as follows:

	June 30, 2009		December 31, 2008
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$20,286	$20,286	$16,571	$16,571
Securities	77,241	77,241	71,443	71,443
Loans receivable, net	268,293	274,349	264,838	272,662
Federal bank stocks	4,125	4,125	3,797	3,797
Accrued interest receivable	1,429	1,429	1,519	1,519

Financial liabilities:
Deposits	291,900	294,357	286,647	290,533
Borrowed funds	59,600	59,597	48,188	52,510
Accrued interest payable	652	652	761	761

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008:

Carrying amount is the estimated fair value for cash and cash equivalents, securities, federal bank stocks, accrued interest receivable and payable, demand deposits, borrowed funds, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

11.	Effect of Recently Issued Accounting Standards.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and interim periods within those fiscal years. This FSP did not affect the Corporation’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 became effective for fiscal years beginning after December 15, 2008. EITF 07-5 did not affect the Corporation’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 became effective for fiscal years beginning after December 15, 2008. EITF 08-6 did not affect the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amends FASB SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FAS 124-2). The Corporation adopted this pronouncement effective for the quarter ended June 30, 2009. The adoption of this pronouncement did not affect the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2. FSP 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other than temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

11.	Effect of Recently Issued Accounting Standards (continued).

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 115-2 and FAS 124-2 must also early adopt FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Corporation adopted this pronouncement effective for the quarter ended June 30, 2009. The adoption of this pronouncement did not affect the Corporation’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4. FASB SFAS 157, Fair Value Measurement (SFAS 157), defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and FAS 124-2. The Corporation adopted this standard effective for the quarter ended June 30, 2009. The adoption of this pronouncement did not affect the Corporation’s consolidated financial statements.

11.	Effect of Recently Issued Accounting Standards (continued).

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or apply the requirements to interim or annual financial periods ending after June 15, 2009. The Corporation adopted SFAS 165 with regard to our interim financial period ending June 30, 2009. This statement did not affect the Corporation’s consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Corporation does not expect the adoption of this standard to have an impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the six months ended June 30, 2009 compared to the same period in 2008 and should be read in conjunction with the Corporation’s December 31, 2008 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 13 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $15.0 million or 4.0% to $390.6 million at June 30, 2009 from $375.7 million at December 31, 2008. This increase resulted from increases in cash and cash equivalents, securities and loans receivable, net of allowance for loan losses, of $3.7 million, $5.8 million and $3.5 million, respectively. The net increase in the Corporation’s assets was primarily funded by increases in customer deposits and borrowed funds.

Total liabilities increased $15.4 million or 4.5% to $354.9 million at June 30, 2009 from $339.5 million at December 31, 2008, while total stockholders’ equity decreased to $35.7 million at June 30, 2009 from $36.1 million at December 31, 2008. The increase in total liabilities resulted primarily from increases in customer deposits and borrowed funds of $5.3 million and $11.4 million, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2009 and 2008

General. Net income decreased $133,000 or 24.6% to $408,000 for the three months ended June 30, 2009 from $541,000 for the same period in 2008. This decrease was the result of increases in the provision for loan losses and noninterest expense of $455,000 and $603,000, respectively, partially offset by increases in net interest income and noninterest income of $415,000 and $423,000, respectively, and a decrease in the provision for income taxes of $87,000.

Net interest income. Net interest income on a tax equivalent basis increased $448,000 or 16.8% to $3.1 million for the three months ended June 30, 2009 from $2.7 million for the same period in 2008. This net increase can be attributed to an increase in tax equivalent interest income of $259,000 and a decrease in interest expense of $189,000.

Interest income. Interest income on a tax equivalent basis increased $259,000 or 5.6% to $4.9 million for the three months ended June 30, 2009, compared to $4.7 million for the same period in the prior year. This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $217,000, $13,000 and $51,000, respectively, partially offset by a decrease in dividends on federal bank stocks of $22,000.

Tax equivalent interest earned on loans receivable increased $217,000 or 5.5% to $4.2 million for the three months ended June 30, 2009, compared to $4.0 million for the same period in 2008. This increase resulted primarily from average loans increasing $33.1 million or 13.7%, accounting for $518,000 in additional loan interest income. This increase can be attributed to growth in the Corporation’s commercial loan portfolios and loans acquired through the merger of Elk County Savings and Loan Association (ECSLA) in the fourth quarter of 2008. Offsetting this volume increase, the yield on loans receivable decreased 50 basis points to 6.11% for the three months ended June 30, 2009, versus 6.61% for the same period in 2008, due to a decline in market interest rates, accounting for a $301,000 decrease in interest income.

Tax equivalent interest earned on securities increased $13,000 or 2.0% to $658,000 for the three months ended June 30, 2009, compared to $645,000 for the same period in 2008. The average volume of securities increased $1.9 million, primarily through municipal bond purchases, accounting for a $22,000 increase in interest income. Offsetting this volume increase, the average yield on securities decreased 8 basis points to 4.70% for the three months ended June 30, 2009, versus 4.78% for the same period in 2008, due to declining market interest rates. This unfavorable yield variance accounted for a $9,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $51,000 to $87,000 for the three months ended June 30, 2009 from $36,000 for the same period in 2008. The average volume of these assets increased $16.9 million, due in part to investments made in certificates of deposit with other financial institutions, increasing interest income by $62,000. Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 49 basis points to 1.54% for the three months ended June 30, 2009, compared to 2.03% for the same period in the prior year, accounting for an $11,000 decrease in interest income. This yield decrease was a result of the continued low interest rate environment during 2008 and 2009.

Dividends on federal bank stocks decreased $22,000 or 88.0% to $3,000 for the three month period ended June 30, 2009 from $25,000 for the same period in 2008. The average yield on these assets decreased 337 basis points to 0.29% for the three months ended June 30, 2009, compared to 3.66% for the same period the prior year, due to the Federal Home Loan Bank of Pittsburgh (FHLB) suspending the payment of dividends as announced in late December 2008.

Interest expense. Interest expense decreased $189,000 or 9.5% to $1.8 million for the three months ended June 30, 2009 from $2.0 million for the same period in 2008. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $133,000 and $56,000, respectively.

Interest expense incurred on deposits decreased $133,000 or 8.6% to $1.4 million for the three months ended June 30, 2009 compared $1.6 million for the same period in 2008. The cost of interest-bearing deposits decreased 71 basis points to 2.35% for the three months ended June 30, 2009, compared to 3.06% for the same period in 2008 causing a $392,000 decrease in interest expense. This decrease was a result of the continuous downward trend in deposit market rates during 2008 and 2009. Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $37.9 million or 18.6% to $242.3 million for the three months ended June 30, 2009, compared to $204.4 million for the same period in 2008 causing a $259,000 increase in interest expense. Contributing to the increase in deposits was the acquisition of ECSLA in the fourth quarter of 2008 and the addition of a branch office in Grove City, Pennsylvania in the second quarter of 2008.

Interest expense incurred on borrowed funds decreased $56,000 or 12.6% to $389,000 for the three months ended June 30, 2009, compared to $445,000 for the same period in the prior year. This decrease in interest expense can be attributed to a decrease in the average balance of borrowed funds of $3.7 million or 8.4% to $40.6 million for the three months ended June 30, 2009, compared to $44.3 million for the same period in the prior year, causing a $37,000 decrease in interest expense. This volume decrease was related to the reduced need for short-term funding in light of current deposit levels. Also contributing to the decrease in interest expense, the cost of borrowed funds decreased 19 basis points to 3.85% for the three months ended June 30, 2009, compared to 4.04% for the same period in 2008 causing a $19,000 decrease in interest expense. This cost decrease was a result of the low rate environment during the second half of 2008 and 2009.

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

	Three months ended June 30,
	2009			2008
	Average		Yield /	Average		Yield /
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$257,198	$4,009	6.25%	$234,664	$3,865	6.62%
Loans, tax exempt	16,624	165	3.98%	6,072	92	6.12%
Total loans receivable	273,822	4,174	6.11%	240,736	3,957	6.61%

Securities, taxable	39,329	383	3.91%	39,934	412	4.15%
Securities, tax exempt	16,833	275	6.56%	14,332	233	6.54%
Total securities	56,162	658	4.70%	54,266	645	4.78%

Interest-earning deposits with banks	22,689	87	1.54%	7,148	36	2.03%
Federal bank stocks	4,125	3	0.29%	2,751	25	3.66%
Total interest-earning cash equivalents	26,814	90	1.35%	9,899	61	2.48%

Total interest-earning assets	356,798	4,922	5.53%	304,901	4,663	6.15%
Cash and due from banks	2,173			5,569
Other noninterest-earning assets	16,556			14,590
Total Assets	$375,527			$325,060

Interest-bearing liabilities:
Interest-bearing demand deposits	$116,495	259	0.89%	$87,112	311	1.44%
Time deposits	125,829	1,162	3.70%	117,290	1,243	4.26%
Total interest-bearing deposits	242,325	1,421	2.35%	204,402	1,554	3.06%

Borrowed funds, short-term	5,561	4	0.30%	9,291	53	2.29%
Borrowed funds, long-term	35,000	385	4.41%	35,000	392	4.50%
Total borrowed funds	40,561	389	3.85%	44,291	445	4.04%
Total interest-bearing liabilities	282,885	1,810	2.57%	248,693	1,999	3.23%

Noninterest-bearing demand deposits	52,757	-	-	48,878	-	-

Funding and cost of funds	335,643	1,810	2.16%	297,571	1,999	2.70%

Other noninterest-bearing liabilities	3,882			2,466

Total Liabilities	339,524			300,037
Stockholders' Equity	36,003			25,023

Total Liabilities and Stockholders' Equity	$375,527			$325,060

Net interest income		$3,112			$2,664

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.96%			2.92%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.50%			3.51%

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

	Three months ended June 30, 2009 versus 2008 Increase (Decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$518	$(301)	$217
Securities	22	(9)	13
Interest-earning deposits with banks	62	(11)	51
Federal bank stocks	9	(31)	(22)

Total interest-earning assets	611	(352)	259

Interest expense:
Interest-bearing deposits	259	(392)	(133)
Borrowed funds	(37)	(19)	(56)

Total interest-bearing liabilities	222	(411)	(189)

Net interest income	$389	$59	$448

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended June 30, 2009 and 2008 is as follows:

	At or for the three months ended
	June 30,
(Dollar amounts in thousands)	2009	2008
Balance at the beginning of the period	$2,885	$2,218
Provision for loan losses	540	85
Charge-offs	(501)	(17)
Recoveries	11	15
Balance at the end of the period	$2,935	$2,301

Non-performing loans	$2,208	$986
Non-performing assets	2,746	1,030
Non-performing loans to total loans	0.81%	0.40%
Non-performing assets to total assets	0.70%	0.31%
Allowance for loan losses to total loans	1.08%	0.94%
Allowance for loan losses to non-performing loans	132.94%	233.37%

The provision for loan losses increased $455,000 to $540,000 for the three month period ended June 30, 2009 from $85,000 for the same period in the prior year. This increase was attributable to management’s estimates of the impact on the loan portfolio of credit defaults related to the continued economic climate, the elevated level of charge-offs and the aforementioned loan growth.

Noninterest income. Noninterest income increased $423,000 or 85.3% to $919,000 during the three months ended June 30, 2009, compared to $496,000 during the same period in the prior year. This increase was the result of gains of $184,000 recorded on the sale of investment securities in 2009 compared to impairment charges of $275,000 recorded in 2008 related to certain marketable equity securities, increased commissions earned on financial services and the addition of title premium income in 2009 related to the Corporation’s newly formed title company in late 2008. Partially offsetting these favorable items was a decrease in customer service fee income.

Noninterest expense. Noninterest expense increased $603,000 or 26.3% to $2.9 million during the three months ended June 30, 2009 compared to $2.3 million for the same period in 2008. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment and other noninterest expenses of $155,000, $25,000 and $423,000, respectively.

Compensation and employee benefits increased $155,000 or 12.1% to $1.4 million for the three months ended June 30, 2009 compared to $1.3 million for the same period in the prior year. This increase can be attributed to the addition of personnel associated with the Grove City, Pennsylvania branch office opened in the second quarter of 2008 and general salary and wage increases.

Premises and equipment increased $25,000 or 6.0% to $443,000 for the three months ended June 30, 2009, compared to $418,000 for the same period in the prior year. This increase was primarily related to costs associated with the aforementioned branch office opening.

Other noninterest expense increased $423,000 or 71.5% to $1.0 million during the three months ended June 30, 2009, compared to $592,000 for the same period in the prior year. This increase was primarily due to an increase in professional fees associated with the Bank’s proposed purchase of a branch office in Titusville, Pennsylvania and increased federal deposit insurance expense due to an increase in the deposit insurance premium rate schedule, a five basis point special assessment which was assessed on all FDIC insured depository institutions to be collected on September 30, 2009, and the absence of deposit insurance credits in 2009 that reduced costs for 2008.

Provision for income taxes. The provision for income taxes decreased $87,000 or 61.7% to $54,000 for the three months ended June 30, 2009, compared to $141,000 for the same period in the prior year. This decrease was due to lower pre-tax income and a lower effective tax rate in 2009 compared to 2008.

Comparison of Results for the Six Month Periods Ended June 30, 2009 and 2008

General. Net income decreased $24,000 or 2.2% to $1.1 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was the result of increases in the provision for loan losses and noninterest expense of $692,000 and $810,000, respectively, partially offset by increases in net interest income and noninterest income of $933,000 and $482,000, respectively, and a decrease in the provision for income taxes of $63,000.

Net interest income. Net interest income on a tax equivalent basis increased $978,000 or 18.4% to $6.3 million for the six months ended June 30, 2009 from $5.3 million for the same period in 2008. This net increase can be attributed to an increase in tax equivalent interest income of $761,000 and a decrease in interest expense of $217,000.

Interest income. Interest income on a tax equivalent basis increased $761,000 or 8.2% to $10.0 million for the six months ended June 30, 2009, compared to $9.3 million for the same period in the prior year. This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $540,000, $151,000 and $117,000, respectively, partially offset by a decrease in dividends on federal bank stocks of $47,000.

Tax equivalent interest earned on loans receivable increased $540,000 or 6.8% to $8.5 million for the six months ended June 30, 2009, compared to $7.9 million for the same period in 2008. This increase resulted primarily from average loans increasing $39.4 million or 16.6%, accounting for $1.2 million in additional loan interest income. This increase can be attributed to growth in the Corporation’s commercial loan portfolios and loans acquired through the merger of ECSLA in the fourth quarter of 2008. Offsetting this volume increase, the yield on loans receivable decreased 55 basis points to 6.16% for the six months ended June 30, 2009, versus 6.71% for the same period in 2008, due to a decline in market interest rates, accounting for a $702,000 decrease in interest income.

Tax equivalent interest earned on securities increased $151,000 or 12.0% to $1.4 million for the six months ended June 30, 2009, compared to $1.3 million for the same period in 2008. The average volume of securities increased $7.8 million or 15.4%, primarily through U.S. Government agency and mortgage-backed security purchases, accounting for an $189,000 increase in interest income. Offsetting this volume increase, the average yield on securities decreased 13 basis points to 4.86% for the six months ended June 30, 2009, versus 4.99% for the same period in 2008, due to declining market interest rates. This unfavorable yield variance accounted for a $38,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $117,000 to $176,000 for the six months ended June 30, 2009 from $59,000 for the same period in 2008. The average volume of these assets increased $18.5 million, primarily due to investments made in certificates of deposit with other financial institutions, increasing interest income by $140,000. Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 67 basis points to 1.59% for the six months ended June 30, 2009, compared to 2.26% for the same period in the prior year, accounting for a $23,000 decrease in interest income. This yield decrease was a result of the continued low interest rate environment during 2008 and 2009.

Dividends on federal bank stocks decreased $47,000 or 85.5% to $8,000 for the six month period ended June 30, 2009 from $55,000 for the same period in 2008. The average yield on these assets decreased 379 basis points to 0.41% for the six months ended June 30, 2009, compared to 4.20% for the same period the prior year, due to the FHLB suspending the payment of dividends as announced in late December 2008.

Interest expense. Interest expense decreased $217,000 or 5.5% to $3.8 million for the six months ended June 30, 2009 compared to $4.0 million for the same period in 2008. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $165,000 and $52,000, respectively.

Interest expense incurred on deposits decreased $165,000 or 5.3% to $3.0 million for the six months ended June 30, 2009 compared $3.1 million for the same period in 2008. The cost of interest-bearing deposits decreased 65 basis points to 2.49% for the six months ended June 30, 2009, compared to 3.14% for the same period in 2008 causing a $726,000 decrease in interest expense. This rate decrease was primarily due to the continued decline in market interest rates during the second half of 2008 and 2009. Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $40.0 million or 20.0% to $240.0 million for the six months ended June 30, 2009, compared to $200.0 million for the same period in 2008 causing a $561,000 increase in interest expense. The acquisition of ECSLA and the opening of the Grove City, Pennsylvania branch office in 2008 contributed to the increase in deposits.

Interest expense incurred on borrowed funds decreased $52,000 or 6.1% to $799,000 for the six months ended June 30, 2009, compared to $851,000 for the same period in the prior year. This decrease in interest expense can be attributed to a decrease in the cost of borrowed funds of 81 basis points to 3.33% for the six months ended June 30, 2009, compared to 4.14% for the same period in 2008 causing an $185,000 decrease in interest expense. This cost decrease was a result of the overall low cost to borrow in late 2008 and 2009. Partially offsetting this cost decrease, the average volume of borrowed funds increased $7.2 million or 17.3% to $48.5 million for the six months ended June 30, 2009, compared to $41.3 million for the same period in 2008 causing a $133,000 increase in interest expense. This volume increase was primarily related to an increase in short-term borrowings utilized to fund certain investment security purchases.

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

	Six months ended June 30,
	2009			2008
	Average		Yield /	Average		Yield /
Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$260,137	$8,129	6.30%	$231,135	$7,727	6.72%
Loans, tax exempt	16,499	328	4.01%	6,078	190	6.29%
Total loans receivable	276,636	8,457	6.16%	237,213	7,917	6.71%

Securities, taxable	43,191	911	4.25%	36,296	789	4.37%
Securities, tax exempt	15,257	497	6.57%	14,346	468	6.56%
Total securities	58,448	1,408	4.86%	50,642	1,257	4.99%

Interest-earning deposits with banks	22,379	176	1.59%	5,249	59	2.26%
Federal bank stocks	3,962	8	0.41%	2,635	55	4.20%
Total interest-earning cash equivalents	26,341	184	1.41%	7,884	114	2.91%

Total interest-earning assets	361,424	10,049	5.61%	295,739	9,288	6.32%
Cash and due from banks	2,174			5,399
Other noninterest-earning assets	16,544			14,601
Total assets	$380,143			$315,739

Interest-bearing liabilities:
Interest-bearing demand deposits	$112,987	572	1.02%	$83,035	594	1.44%
Time deposits	127,059	2,389	3.79%	117,014	2,532	4.35%
Total interest-bearing deposits	240,046	2,961	2.49%	200,049	3,126	3.14%

Borrowed funds, long-term	35,000	772	4.45%	35,000	782	4.49%
Borrowed funds, short-term	13,473	28	0.42%	6,319	69	2.20%
Total borrowed funds	48,473	799	3.33%	41,319	851	4.14%

Total interest-bearing liabilities	288,520	3,760	2.63%	241,368	3,977	3.31%
Noninterest-bearing demand deposits	51,542	-	-	47,018	-	-

Funding and cost of funds	340,062	3,760	2.23%	288,386	3,977	2.77%
Other noninterest-bearing liabilities	4,048			2,428

Total liabilities	344,110			290,814
Stockholders' equity	36,032			24,925

Total liabilities and stockholders' equity	$380,143			$315,739

Net interest income		$6,288			$5,311

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.98%			3.01%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.51%			3.61%

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

	Six months ended June 30, 2009 versus 2008 Increase (Decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$1,242	$(702)	$540
Securities	189	(38)	151
Interest-earning deposits with banks	140	(23)	117
Federal bank stocks	19	(66)	(47)
Total interest-earning assets	1,590	(829)	761

Interest expense:
Deposits	561	(726)	(165)
Borrowed funds	133	(185)	(52)
Total interest-bearing liabilities	694	(911)	(217)
Net interest income	$896	$82	$978

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended June 30, 2009 and 2008 is as follows:

	At or for the six months ended June 30,		At or for the year ended December 31,
(Dollar amounts in thousands)	2009	2008	2008
Balance at the beginning of the period	$2,651	$2,157	$2,157
Allowance for loan losses of ECSLA	-	-	206
Provision for loan losses	837	145	500
Charge-offs	(572)	(27)	(252)
Recoveries	19	26	40
Balance at the end of the period	$2,935	$2,301	$2,651

Non-performing loans	$2,208	$986	1,011
Non-performing assets	2,746	1,030	1,061
Non-performing loans to total loans	0.81%	0.40%	0.38%
Non-performing assets to total assets	0.70%	0.31%	0.28%
Allowance for loan losses to total loans	1.08%	0.94%	0.99%
Allowance for loan losses to non-performing loans	132.94%	233.37%	262.22%

The provision for loan losses increased $692,000 to $837,000 for the six month period ended June 30, 2009 from $145,000 for the same period in the prior year. This increase was attributable to management’s estimates of the impact on the loan portfolio of credit defaults related to the continued economic climate, the increased level of charge-offs and the aforementioned loan growth.

Noninterest income. Noninterest income increased $482,000 or 41.7% to $1.6 million during the six months ended June 30, 2009, compared to $1.2 million during the same period in the prior year. This increase can primarily be attributed to gains of $240,000 recorded on the sale of investment securities in 2009 compared to impairment charges of $275,000 recorded in 2008 related to the deterioration of certain marketable equity securities. Also, commissions earned on financial services and title company revenue were higher in 2009 due to increased activity. Partially offsetting these items was a decrease in customer service fees.

Noninterest expense. Noninterest expense increased $811,000 or 17.2% to $5.5 million during the six months ended June 30, 2009 compared to $4.7 million for the same period in 2008. This increase in noninterest expense can be attributed to an increase in compensation and employee benefits, premises and equipment and other noninterest expenses of $175,000, $86,000 and $549,000, respectively.

Compensation and employee benefits increased $175,000 or 6.5% to $2.9 million for the six months ended June 30, 2009 compared to $2.7 million for the same period in 2008. This increase can be attributed primarily to the addition of personnel associated with the 2008 Grove City, Pennsylvania branch office opening and normal salary and wage increases.

Premises and equipment increased $86,000 or 10.3% to $925,000 for the six months ended June 30, 2009, compared to $839,000 for the same period in the prior year. This increase was primarily related to added costs associated with the aforementioned branch office opening as well as higher than normal winter maintenance costs.

Other noninterest expense increased $549,000 or 47.0% to $1.7 million during the six months ended June 30, 2009, compared to $1.2 million for the same period in the prior year. This increase was primarily associated with an increase in professional fees related to the Bank’s proposed purchase of a branch office in Titusville, PA and increased federal deposit insurance expense due to an increase in the deposit insurance premium rate schedule, a five basis point special assessment which was assessed on all FDIC insured depository institutions to be collected on September 30, 2009, and the absence of deposit insurance credits in 2009 that reduced costs for 2008.

Provision for income taxes. The provision for income taxes decreased $63,000 or 20.3% to $248,000 for the six months ended June 30, 2009, compared to $311,000 for the same period in the prior year. This decrease was a result of lower pre-tax income and a lower effective tax rate in 2009 versus 2008.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2009, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $24.9 million, and standby letters of credit totaling $1.0 million.

At June 30, 2009, time deposits amounted to $119.2 million or 40.8% of the Corporation’s total consolidated deposits, including approximately $35.4 million of which are scheduled to mature within the next year. Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and based upon past experience and current pricing policies it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s Term Auction Facility and Discount Window. At June 30, 2009, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $151.3 million.

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

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Corporation has the intent or need to sell an investment prior to recovery or maturity.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at June 30, 2009, the Corporation’s interest-earning assets maturing or repricing within one year totaled $124.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $140.0 million, providing an excess of interest-bearing liabilities over interest-earning assets of $15.4 million. At June 30, 2009, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 89.0%.

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

As of June 30, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the Corporation’s risk factors from those previously disclosed in the 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the Corporation was held April 22, 2009. Of 1,431,404 common shares eligible to vote, 1,091,425 or 76.2% were voted in person or by proxy.

(b)	The following Class B directors were elected for a three year term expiring in 2012:

Name	Shares For	Shares Withheld
Ronald L. Ashbaugh	987,094	104,331
George W. Freeman	950,837	140,588
William C. Marsh	1,077,172	14,253
Brian C. McCarrier	1,077,891	13,534

In addition to the above listed individuals, the following persons continue to serve as directors: David L. Cox, James M. Crooks, Mark A. Freemer, Robert L. Hunter and John B. Mason.

The recommendation of the Board of Directors to ratify the appointment of Beard Miller Company LLP as the Corporation’s independent auditors, as described in the proxy statement for the annual meeting was approved with 1,080,414 shares in favor, 7,990 shares against and 3,021 shares abstained.

The recommendation of the Board of Directors to approve the compensation of the Corporation’s executives, as detailed in the proxy statement for the annual meeting was approved with 930,066 shares in favor, 132,815 shares against and 28,544 shares abstained.

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

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: August 14, 2009	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Amanda L. Engles
Amanda L. Engles
Treasurer and Principal Accounting Officer