Form 10-Q
period 2009-09-30
EMCLAIRE FINANCIAL CORP
filed 2009-11-03
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐      No   ☒

The number of shares outstanding of the Registrant’s common stock was 1,431,404 at November 2, 2009.

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three and nine
	months ended September 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2009 and 2008	3

	Consolidated Statements of Changes in Stockholders’
	Equity for the three and nine months ended September 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
As of September 30, 2009 and December 31, 2008
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008

Assets

Cash and due from banks	$2,635	$4,292
Interest earning deposits with banks	44,943	12,279
Cash and cash equivalents	47,578	16,571
Securities available for sale, at fair value	83,684	71,443
Loans receivable, net of allowance for loan losses of $3,158 and $2,651	298,608	264,838
Federal bank stocks, at cost	4,125	3,797
Bank-owned life insurance	5,336	5,186
Accrued interest receivable	1,732	1,519
Premises and equipment, net	9,299	8,609
Goodwill	3,635	1,422
Core deposit intangible	2,736	-
Prepaid expenses and other assets	2,550	2,279

Total Assets	$459,283	$375,664

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$67,743	$56,351
Interest bearing	310,343	230,296
Total deposits	378,086	286,647
Short-term borrowed funds	5,000	13,188
Long-term borrowed funds	35,000	35,000
Accrued interest payable	749	761
Accrued expenses and other liabilities	2,953	3,945

Total Liabilities	421,788	339,541

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;7,500 issued and outstanding	7,426	7,412
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;1,559,421 shares issued; 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,651	14,564
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	15,793	15,840
Accumulated other comprehensive income (loss)	241	(1,077)

Total Stockholders' Equity	37,495	36,123

Total Liabilities and Stockholders' Equity	$459,283	$375,664

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans receivable, including fees	$4,279	$4,059	$12,641	$11,916
Securities:
Taxable	468	550	1,379	1,339
Exempt from federal income tax	254	159	596	482
Federal bank stocks	10	26	19	82
Interest earning deposits with banks	101	53	277	112
Total interest and dividend income	5,112	4,847	14,912	13,931

Interest expense:
Deposits	1,427	1,650	4,388	4,776
Borrowed funds	433	467	1,232	1,318
Total interest expense	1,860	2,117	5,620	6,094

Net interest income	3,252	2,730	9,292	7,837
Provision for loan losses	240	140	1,077	285

Net interest income after provision for loan losses	3,012	2,590	8,215	7,552

Noninterest income:
Fees and service charges	382	446	1,104	1,211
Commissions on financial services	75	108	327	354
Net loss on available for sale securities	(691)	(116)	(451)	(391)
Net gain on sales of loans	-	-	4	8
Earnings on bank-owned life insurance	57	58	171	171
Other	189	124	497	424
Total noninterest income	12	620	1,652	1,777

Noninterest expense:
Compensation and employee benefits	1,549	1,261	4,424	3,961
Premises and equipment	472	409	1,396	1,247
Intangible amortization expense	51	-	51	-
Professional fees	299	102	733	280
FDIC expense	104	27	377	41
Other	780	497	1,792	1,474
Total noninterest expense	3,255	2,296	8,773	7,003

Income (loss) before income taxes	(231)	914	1,094	2,326
Provision for (benefit from) income taxes	(221)	198	27	510

Net income (loss)	(10)	716	1,067	1,816
Accumulated preferred stock dividends and discount accretion	98	-	294	-

Net income (loss) to common stockholders	$(108)	$716	$773	$1,816

Basic and diluted earnings per common share	$(0.08)	$0.56	$0.54	$1.43

Average common shares outstanding	1,431,404	1,267,835	1,431,404	1,267,835

Dilutive shares	-	-	-	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$1,067	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	633	518
Provision for loan losses	1,077	285
Accretion of discounts	(77)	(124)
Amortization of intangible assets and mortgage servicing rights	64	13
Amortization of deferred loan costs	204	209
Realized loss on available for sale securities, net	451	391
Net gains on sales of loans	(4)	(8)
Originations of loans sold	(159)	(1,263)
Proceeds from the sale of loans	163	1,261
Restricted stock and stock option compensation	87	83
Earnings on bank-owned life insurance, net	(150)	(150)
Gain on sale of premises and equipment	(16)	-
Increase in accrued interest receivable	(70)	(8)
Increase in prepaid expenses and other assets	(846)	(387)
Increase (decrease) in accrued interest payable	(12)	70
Increase (decrease) in accrued expenses and other liabilities	(992)	2,493
Net cash provided by operating activities	1,420	5,199

Cash flows from investing activities
Loan originations and principal collections, net	(2,825)	(21,716)
Available for sale securities:
Sales	12,943	-
Maturities, repayments and calls	32,187	61,518
Purchases	(55,735)	(67,664)
Purchase of federal bank stocks	(328)	(228)
Proceeds from the sale of bank premises and equipment	203	-
Proceeds from the sale of foreclosed real estate	96	-
Net cash received in branch acquisition	54,923	-
Purchases of premises and equipment	(1,432)	(771)
Net cash provided by (used in) investing activities	40,032	(28,861)

Cash flows from financing activities
Net increase (decrease) in deposits	(1,156)	34,089
Net change in short-term borrowed funds	(8,188)	7,860
Dividends paid	(1,101)	(1,217)
Net cash provided by (used by) financing activities	(10,445)	40,732

Net increase in cash and cash equivalents	31,007	17,070
Cash and cash equivalents at beginning of period	16,571	10,483
Cash and cash equivalents at end of period	$47,578	$27,553

Supplemental information:
Interest paid	$5,632	$6,024
Income taxes paid	183	270

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	200	130

Summary of branch acquisition:
Fair value of deposits assumed	92,596	-
Less: Fair value of tangible assets acquired	32,673	-
Cash received in acquisition	54,923	-
Goodwill and other intangibles recorded	$5,000	$-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$35,672	$25,005	$36,123	$24,703

Net income (loss)	(10)	716	1,067	1,816

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale securities, net of taxes	1,638	(43)	1,021	(263)
Less reclassification adjustment for gains (losses) included in net income, net of taxes	457	76	298	257
Other comprehensive income (loss)	2,095	33	1,319	(6)

Total comprehensive income	2,085	749	2,386	1,810

Stock compensation expense	32	31	87	83

Dividends declared on preferred stock	(94)	-	(242)	-

Dividends declared on common stock	(200)	(406)	(859)	(1,217)

Balance at end of period	$37,495	$25,379	$37,495	$25,379

Common cash dividend per share	$0.14	$0.32	$0.60	$0.96

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through November 2, 2009, the date these financial statements were issued.

2.	Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 94,000 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their cumulative effects were not dilutive for the three and nine month periods ended September 30, 2009 and 2008.

3.	Branch Purchase.

On April 6, 2009, the Bank entered into a Purchase and Assumption Agreement with National City Bank (National City) and PNC Financial Services Group, Inc. (PNC) where the Bank agreed to acquire certain assets and assume certain liabilities of one National City branch office located in Titusville, Pennsylvania.  The Board of Governors of the Federal Reserve System and U.S. Department of Justice required National City to divest of this and other branch locations in connection with of its acquisition by PNC.

The primary purpose of the Titusville branch acquisition was to expand the Bank’s presence into a new market with demographics consistent with its current market area.  The deposits assumed through the Titusville branch acquisition have a favorable composition mix and the loans acquired currently present limited risk since none of these loans are presently greater than thirty days past due.  The Titusville branch acquisition is expected to result in increased earnings and provide additional liquidity that has been used to payoff certain short-term borrowings and to fund future loan and securities growth.

On August 28, 2009, the Bank completed the Titusville branch acquisition and assumed $90.8 million of deposits and acquired $32.6 million of loans and $58.0 million in cash, as well as certain fixed assets associated with the branch office.  The Bank retained all existing employees of the office.

The $90.8 million of deposits assumed in the branch acquisition consisted of, approximately $47.9 million of certificates of deposit, or 53% of the deposits assumed, $23.9 million of interest bearing checking, savings and money market accounts, or 26% of the deposits assumed, and $19.0 million of non-interest bearing accounts, or 21% of the deposits assumed.  The interest rates on interest bearing checking, savings and money market accounts were adjusted to the Bank’s current deposit rates.  The interest rates and maturities on the certificates of deposit were assumed at stated contractual terms.  Also at the closing of the acquisition, the Bank assumed the obligations under the Titusville branch property lease.

In connection with the assumption of deposits, the Bank recorded a core deposit intangible of $2.8 million.  This asset represents the value ascribed to the long-term value of the core deposits acquired.  Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles.  The fair value was derived using an industry standard financial instrument present value methodology.  All-in costs and runoff balances by year were discounted by comparable term Federal Home Loan Bank (FHLB) advance rates, used as an alternative cost of funds measure.  This intangible asset will be amortized on a double declining balance method of amortization over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.

The $32.6 million of loans acquired consisted of approximately $20.3 million of home equity loans, or 63% of the loans acquired, $9.9 million of commercial loans, or 30% of the loans acquired and $2.4 million of consumer loans, or 7% of the loans acquired.  Of the loans acquired, approximately 50% are fixed rate loans and 50% are variable rate loans.  The Bank did not acquire any subprime loans and generally did not receive any loans that had a delinquency status of greater than 30 days as of the date of closing.

The Bank’s payment of the 3.4% premium on the assumed deposits and the purchase price for the acquired loans and other assets of the Titusville branch office was made through a reduction of the cash received from National City to fund the deposits assumed by the Bank.  Net of this premium paid, the Bank received a cash settlement amount of approximately $54.9 million from National City.

In connection with the branch acquisition, the Bank recorded goodwill of $2.2 million.  Goodwill represents the excess of the total purchase price paid for the Titusville branch over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  The entire amount of goodwill will be tax deductible and amortized over 15 years for income tax purposes.  Goodwill will be evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired.

3.	Branch Purchase (continued).

The following unaudited pro forma consolidated balance sheet has been derived from the Corporation’s consolidated balance sheet as of June 30, 2009, adjusted to give effect to the branch acquisition that was completed August 28, 2009, as though such transactions had occurred on June 30, 2009.  The unaudited pro forma consolidated balance sheet is not necessarily indicative of the financial position that would have been achieved had the transactions reflected therein occurred on such date.  The unaudited pro forma consolidated balance sheet does not purport to project the Corporation’s consolidated balance sheet for any future period.

(Dollar amounts in thousands)		Assets Acquired			Emclaire
	Emclaire	and Liabilities	Acquisition		Financial Corp
	Financial Corp	Assumed (1)	Adjustments		Pro Forma
Assets:
Cash and cash equivalents	$20,286	$58,017	$(3,094)	(2)	$75,209
Securities available for sale, at fair value	77,241	-	-		77,241
Loans receivable, net of allowance for loan losses	268,293	32,553	(101)	(3)	300,745
Premises and equipment, net	9,353	78	-		9,431
Goodwill	1,422	-	2,213	(4)	3,635
Other intangible assets	-	-	2,787	(5)	2,787
Prepaid expenses and other assets	14,019	143	-		14,162
	$390,614	$90,791	$1,805		$483,210

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$54,128	$18,974	$-		$73,102
Interest bearing	237,772	71,817	1,805	(6)	311,394
Borrowed funds	59,600	-	-		59,600
Accrued expenses and other liabilities	3,442	-	-		3,442
	354,942	90,791	1,805		447,538
Total stockholders' equity	35,672	-	-		35,672
	$390,614	$90,791	$1,805		$483,210

(1)
Represents the assets acquired and liabilities assumed in the branch office acquisition.  Historical financial statements are not provided because separate, audited financial statements of the acquired branch were never prepared.  In addition, the acquired branch was not operated as a stand-alone business entity and was only one of numerous branches formerly operated by National City.

(2)
Represents a deposit premium paid of approximately 3.4% of the average daily balance of the assumed deposits for the thirty calendar day period ending on and including the second business day prior to the closing date.

(3)	The purchase accounting adjustment on loans relates to the fair value adjustment that includes an interest rate component and a credit adjustment for estimated lifetime losses.
(4)	The goodwill adjustment relates to the recording of acquired assets and assumed liabilities at fair value.
(5)
Represents the estimated fair value of the core deposit intangible asset (approximately 6.5% of core deposits) associated with deposits assumed. The core deposit intangible is being amortized using the double declining balance method of amortization over nine years.

(6)	The purchase accounting adjustment on deposits relates to the fair value adjustment of the certificates of deposit.

4.	Securities.

The Corporation’s securities as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
September 30, 2009:
U.S. Treasury securities	$2,975	$58	$-	$3,033
U.S. Government agencies and related entities	22,955	183	(19)	23,119
Mortgage-backed securities	26,002	688	(18)	26,672
Municipal securities	26,520	971	-	27,491
Equity securities	3,003	459	(93)	3,369
	$81,455	$2,359	$(130)	$83,684
December 31, 2008:
U.S. Government agencies and related entities	$19,985	$139	$(47)	$20,077
Mortgage-backed securities	29,806	586	(12)	30,380
Municipal securities	13,543	270	(5)	13,808
Corporate securities	3,984	-	-	3,984
Equity securities	3,893	-	(699)	3,194
	$71,211	$995	$(763)	$71,443

4.	Securities (continued).

The following table summarizes scheduled maturities of the Corporation’s securities as of September 30, 2009:

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$134	$135
Due after one year through five years	19,870	20,102
Due after five through ten years	22,106	22,590
Due after ten years	36,343	37,488
No scheduled maturity	3,003	3,369
	$81,455	$83,684

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents the gross unrealized losses on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2009:
U.S. Government agencies and related entities	$1,979	$(19)	$-	$-	$1,979	$(19)
Mortgage-backed securities	2,238	(9)	3,461	(9)	5,699	(18)
Municipal securities	-	-	-	-	-	-
Corporate securities	-	-	-	-	-	-
Equity securities	-	-	668	(93)	668	(93)
	$4,217	$(28)	$4,129	$(102)	$8,346	$(130)

December 31, 2008:
U.S. Government agencies and related entities	$6,452	$(47)	$-	$-	$6,452	$(47)
Mortgage-backed securities	9,185	(12)	-	-	9,185	(12)
Municipal securities	2,352	(5)	-	-	2,352	(5)
Corporate securities	-	-	-	-	-	-
Equity securities	-	-	3,128	(699)	3,128	(699)
	$17,989	$(64)	$3,128	$(699)	$21,117	$(763)

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) whether the Corporation intends to sell an impaired security and if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis.  Additional considerations are given depending on whether the security is an equity security or debt security, which are discussed below.

After evaluation of the securities portfolio, management determined that other-than-temporary impairments existed on three financial institution equity securities.  The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of September 30, 2009.  The resulting impairment losses of $898,000 were recognized in earnings during the three and nine month periods ended September 30, 2009.  During the three and nine month periods ended September 30, 2008, the Corporation recognized $116,000 and $391,000, respectively, of other-than-temporary impairment charges related to the write down of Fannie Mae and Freddie Mac stocks.

4.	Securities (continued).

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

(Dollar amounts in thousands)	Gross Realized	Gross Realized	Other-than-temporary	Net Gains
	Gains	Losses	Impairment Losses	(Losses)
Three months ended September 30, 2009:
Equity securities	$-	$-	$(898)	$(898)
Debt securities	207	-	-	207
	$207	$-	$(898)	$(691)
Three months ended September 30, 2008:
Equity securities	$-	$-	$(116)	$(116)
Debt securities	-	-	-	-
	$-	$-	$(116)	$(116)
Nine months ended September 30, 2009:
Equity securities	$-	$-	$(898)	$(898)
Debt curitie	447	-	-	447
	$447	$-	$(898)	$(451)
Nine months ended September 30, 2008:
Equity securities	$-	$-	$(391)	$(391)
Debt securities	-	-	-	-
	$-	$-	$(391)	$(391)

After recognizing the impairment charges on the aforementioned equity securities, there were four additional equity and six debt securities in an unrealized loss position as of September 30, 2009.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all information available to determine the credit quality of each issuer.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider those four equity securities with unrealized losses as of September 30, 2009 to be other-than-temporarily impaired.

For debt securities, an additional and critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities where it is likely that the Corporation will not receive cash flows sufficient to recover the entire amortized costs basis of the security.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider those six debt securities with unrealized losses as of September 30, 2009 to be other-than-temporarily impaired.

5.	Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2009	2008

Mortgage loans on real estate:
Residential first mortgages	$72,125	$74,130
Home equity loans and lines of credit	77,342	57,454
Commercial real estate	90,249	85,689
	239,716	217,273
Other loans:
Commercial business	48,545	40,787
Consumer	13,505	9,429
	62,050	50,216

Total loans, gross	301,766	267,489
Less allowance for loan losses	3,158	2,651
Total loans, net	$298,608	$264,838

Nonaccrual loans	$2,488	$870
Loans 90 days or more past due and still accruing	40	141
Total nonperforming loans	$2,528	$1,011

6.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2009 and December 31, 2008:

(Dollar amounts in thousands)	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,635	$-	$1,422	$-
Core deposit intangibles	4,027	1,291	1,240	1,240
Other customer relationship intangibles	20	20	20	20

Total	$7,682	$1,311	$2,682	$1,260

During the three and nine month periods ended September 30, 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, related to the aforementioned Titusville branch purchase that was completed on August 28, 2009.  The core deposit intangible is being amortized using the double declining balance method of amortization over nine years.  During the three and nine month periods ended September 30, 2009, the Corporation recorded $51,000 of intangible amortization expense related to the core deposit intangible.

7.	Deposits.

The Corporation’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2009		December 31, 2008
Type of accounts	Amount	%	Amount	%

Non-interest bearing deposits	$67,743	17.9%	$56,351	19.7%
Interest bearing demand deposits	143,309	37.9%	106,042	37.0%
Time deposits	167,034	44.2%	124,254	43.3%

	$378,086	100.0%	$286,647	100.0%

8.	Guarantees.

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Of these letters of credit at September 30, 2009, $81,000 will expire within the next seven months, $1.2 million will automatically renew within the next twelve months and $241,000 will automatically renew within thirteen to forty-one months.  The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

9.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan.  Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for the nine months ended September 30, 2009 and 2008 amounted to $111,000 and $113,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after five years of service.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

(Dollar amounts in thousands)	For the three months ended		For the nine months ended		Year ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008

Service cost	$76	$73	$200	$199	$233
Interest cost	61	71	211	213	285
Expected return on plan assets	(61)	(79)	(193)	(237)	(305)
Prior service costs	(7)	(8)	(23)	(24)	(31)
Recognized net actuarial loss	2	4	56	12	19

Net periodic pension cost	$71	$61	$251	$163	$201

The expected rate of return on plan assets was 7.75% for the periods ended September 30, 2009 and 2008.  The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $350,000 to its pension plan in 2009.  As of September 30, 2009, $350,000 has been contributed.

10.	Stock Compensation Plans.

In May 2007, the Corporation adopted the 2007 Stock Incentive Plan and Trust. Under the Plan, the Corporation may grant options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options and restricted stock awards shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  The Corporation accounts for its stock compensation plans in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation (Topic 718), which requires that compensation cost related to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  For the nine-month periods ended September 30, 2009 and 2008, the Corporation recognized $87,000 and $83,000, respectively, in stock compensation expense.

A summary of option activity under the Plan as of September 30, 2009, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)

Outstanding at the beginning of the year	94,000	$25.66	$-	8.7
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	4,500	26.00	-	-
Outstanding as of September 30, 2009	89,500	$25.64	$-	8.0

Exercisable as of September 30, 2009	-	$-	$-	-

A summary of the status of the Corporation’s nonvested shares as of September 30, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at the beginning of the year	94,000	$3.13
Granted	-	-
Vested	-	-
Forfeited	4,500	3.39
Nonvested as of September 30, 2009	89,500	$3.12

In addition to the options listed in the preceding tables, the Corporation has granted 4,500 shares of restricted stock awards with a face value of $101,000 based on the grant date stock price of $22.50.  These restricted stock awards are 100% vested on the third anniversary date of the grant.

As of September 30, 2009, there was $149,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over an average period of 1.0 year.

11.	Fair Values of Financial Instruments.

Effective January 1, 2008, the Corporation adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

11.	Fair Values of Financial Instruments (continued).

Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under Topic 820 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2009:
Securities available for sale	$83,684	$2,644	$81,040	$-

December 31, 2008:
Securities available for sale	$71,443	$3,194	$68,249	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2009:
Impaired loans	$418	$-	$-	$418
Repossessions	268	-	268	-
	$686	$-	$268	$418

December 31, 2008:
Impaired loans	$-	$-	$-	$-
Repossessions	-	-	-	-
	$-	$-	$-	$-

The following valuation techniques were used to measure fair value of assets in the tables above:

Available for sale securities – Fair value on available for sale securities were determined by a third party pricing service using quoted prices for identical instruments or similar instruments.  In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data.  As such, these securities are valued using an alternative technique utilizing other observable inputs and are classified within Level 2 of the fair value hierarchy.

11.	Fair Values of Financial Instruments (continued).

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  As of September 30, 2009 the fair value consists of loan balances of $865,000, net of a valuation allowance of $447,000.  Additional provision for loan losses of $447,000 was recorded during the nine months ended September 30, 2009.

Repossessions – Fair value on repossessed assets is measured using the estimate fair market value of the asset less the estimate costs to sell.  Fair value of the asset is typically determined by appraisals or independent valuation.

Topic 820 also establishes requirements for the disclosure of all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  At September 30, 2009, the only non-financial assets or liabilities carried at fair value, measured on a recurring or non-recurring basis were repossessions.

Under FASB ACS Topic 825, Financial Instruments (Topic 825) the Corporation is required to disclose the estimated fair value of its financial instrument assets and liabilities including those subject to the requirements of Topic 820.  The estimated fair values and carrying values of all financial statement instruments covered by Topic 820 and Topic 825 at September 30, 2009 were as follows:

(Dollar amounts in thousands)	September 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$47,578	$47,578	$16,571	$16,571
Securities	83,684	83,684	71,443	71,443
Loans receivable, net	298,608	307,068	264,838	272,662
Federal bank stocks	4,125	4,125	3,797	3,797
Accrued interest receivable	1,732	1,732	1,519	1,519

Financial liabilities:
Deposits	378,086	383,004	286,647	290,533
Borrowed funds	40,000	43,433	48,188	52,510
Accrued interest payable	749	749	761	761

Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008:

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

12.	Effect of Recently Issued Accounting Standards.

In April 2009, the FASB issued ASC 320, Recognition and Presentation of Other-Than-Temporary-Impairment (Topic 320).  This topic changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  Topic 320 is effective for interim and annual periods ending after June 15, 2009.  The new provisions required are included in Note 4 – Securities.

In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles – FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Topic 105).  The Codification is the recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  All other accounting literature is considered non-authoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820).  This topic affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  Topic 820 is effective for financial statements beginning October 1, 2009 and is not expected to affect the Corporation’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2009, compared to the same periods in 2008 and should be read in conjunction with the Corporation’s December 31, 2008 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 15 of this Form 10-Q.

This form 10-Q, including the financial statements and related notes, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phrases of similar meaning.  We caution that the forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performances or achievements could differ materially from those contemplated, expressed or implied by the forward looking statements.  Therefore, we caution you not to place undue reliance on our forward looking information and statements.  Except as required by applicable law or regulation, we will not update the forward looking statements to reflect actual results or changes in factors affecting the forward looking statements.

OVERVIEW

The Corporation reported a net loss of $10,000 and net income of $1.1 million for the three and nine month periods ended September 30, 2009, respectively, as compared to net income of $716,000 and $1.8 million, respectively, for the same periods in 2008.  The decrease in the Corporation’s net income resulted primarily from the following:

•
Net interest income increased primarily due to an increase in interest earned on loans resulting from the Bank’s loan growth during the latter part of 2008 and to date in 2009.  The Bank’s loan growth is attributable to:

o
The fourth quarter 2008 acquisition of Elk County Savings and Loan Association (ECSLA) which added $7.3 million to the Corporation’s loan portfolio.  The acquired portfolio consisted primarily of residential first mortgage loans;

o	The Corporation extending three, one-year tax anticipation notes to local municipalities totaling $11.5 million during the first quarter of 2009; and
o
The third quarter 2009 Titusville branch purchase in which the Corporation acquired, on a fair value basis, $32.5 million in loans, consisting primarily of home equity loans and lines of credit and, to a much lesser extent, commercial business loans and lines of credit.

•
The provision for loan losses increased as a result of continued loan growth and pressure on borrowers related to the prevailing poor national economic conditions.  The Corporation continues to maintain sound overall asset quality.  Delinquencies and foreclosures are higher than in prior periods, but remain well below the level of national averages and peer banks.

•
Noninterest income decreased primarily due to other-than-temporary impairment charges recorded at September 30, 2009 on three financial institution equity securities.  These securities were written down to their fair market values and the resulting impairment losses of $898,000 were recognized in earnings during the third quarter of 2009.

•
Noninterest expense increased primarily due to costs associated with the Titusville branch purchase.  These costs included legal, project management, data conversion and valuation services, printing and mailing costs of required disclosure materials, customer check replacement and other conversion costs.  In addition, regular quarterly FDIC insurance premiums have increased substantially and in the second quarter of 2009, the Bank recorded a $178,000 charge due to a special assessment which was assessed on all FDIC insured depository institutions and collected on September 30, 2009.

•	The provision for income taxes decreased as a result of decreased pre-tax income.

During the nine month period ended September 30, 2009, the Corporation experienced asset growth of 22.3% as total assets increased $83.6 million to $459.3 million at September 30, 2009 from $375.7 million at December 31, 2008.  This asset growth was primarily attributable to the Titusville branch purchase in which the Bank assumed $92.6 million in deposits in exchange for $32.5 million in loans, $54.9 million in net cash, and certain fixed assets of the branch office.  The Bank paid a premium of 3.4% on deposits assumed.  For additional information about the Titusville branch purchase, see note 3 to the financial statements titled "Branch Purchase." beginning on page 6.

CHANGES IN FINANCIAL CONDITION

Total assets increased $83.6 million or 22.3% to $459.2 million at September 30, 2009 from $375.7 million at December 31, 2008.  This increase resulted from increases in cash and cash equivalents, securities and loans receivable, net of allowance for loan losses, of $31.0 million, $12.2 million and $33.8 million, respectively.  The net increase in the Corporation’s assets was primarily due to the aforementioned branch purchase during the third quarter of 2009.

Total liabilities increased $82.2 million or 24.2% to $421.8 million at September 30, 2009 from $339.5 million at December 31, 2008, while total stockholders’ equity increased $1.4 million or 3.8% to $37.5 million at September 30, 2009 from $36.1 million at December 31, 2008.  The increase in total liabilities was primarily due to an increase in deposits as a result of the aforementioned branch purchase during the third quarter of 2009.  The increase in equity was primarily related to an increase in unrealized gains on available for sale securities.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended September 30, 2009 and 2008

General.  The Corporation recorded a net loss of $10,000 for the three months ended September 30, 2009 compared to net income of $716,000 for the same period in 2008.  This $726,000 decrease was the result of increases in the provision for loan losses and noninterest expense of $100,000 and $959,000, respectively, and a decrease in noninterest income of $609,000, partially offset by an increase in net interest income of $522,000, and a decrease in the provision for income taxes of $419,000.

Net interest income.  Net interest income on a tax equivalent basis increased $604,000 or 21.3% to $3.4 million for the three months ended September 30, 2009 from $2.8 million for the same period in 2008.  This net increase can be attributed to an increase in tax equivalent interest income of $323,000 and a decrease in interest expense of $281,000.

Interest income.  Interest income on a tax equivalent basis increased $323,000 or 6.5% to $5.3 million for the three months ended September 30, 2009, compared to $4.9 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $237,000, $54,000 and $48,000, respectively, partially offset by a decrease in dividends on federal bank stocks of $16,000.

Tax equivalent interest earned on loans receivable increased $237,000 or 5.8% to $4.3 million for the three months ended September 30, 2009, compared to $4.1 million for the same period in 2008.  This increase resulted primarily from average loans increasing $34.8 million or 14.0%, accounting for $547,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the aforementioned branch office purchase.  Offsetting this favorable volume increase, the yield on loans receivable decreased 49 basis points to 6.07% for the three months ended September 30, 2009, versus 6.56% for the same period in 2008, due to a decline in market interest rates, accounting for a $310,000 decrease in interest income.

Tax equivalent interest earned on securities increased $54,000 or 6.9% to $834,000 for the three months ended September 30, 2009, compared to $780,000 for the same period in 2008.  The average volume of securities increased $14.3 million, primarily as a result of the partial deployment of net cash received in the branch purchase, accounting for a $160,000 increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 62 basis points to 4.22% for the three months ended September 30, 2009, versus 4.84% for the same period in 2008, due to declining market interest rates.  This unfavorable yield variance accounted for a $106,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $48,000 or 90.6% to $101,000 for the three months ended September 30, 2009 from $53,000 for the same period in 2008.  The average volume of these assets increased $34.6 million, due primarily to cash received from the branch purchase not yet deployed into higher-yielding assets, increasing interest income by $99,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 151 basis points to 0.93% for the three months ended September 30, 2009, compared to 2.44% for the same period in the prior year, accounting for a $51,000 decrease in interest income.  This yield decrease was a result of the continued low interest rate environment during 2008 and 2009.

Dividends on federal bank stocks decreased $16,000 or 60.4% to $10,000 for the three month period ended September 30, 2009 from $26,000 for the same period in 2008.  The average yield on these assets decreased 259 basis points to 0.99% for the three months ended September 30, 2009, compared to 3.58% for the same period the prior year, as dividend payments from the Federal Home Loan Bank of Pittsburgh (FHLB) have been suspended since December 2008.

Interest expense.  Interest expense decreased $281,000 or 13.3% to $1.8 million for the three months ended September 30, 2009 from $2.1 million for the same period in 2008.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $223,000 and $58,000, respectively.

Interest expense incurred on deposits decreased $223,000 or 13.5% to $1.4 million for the three months ended September 30, 2009 compared to $1.7 million for the same period in 2008.  The cost of interest-bearing deposits decreased 82 basis points to 2.15% for the three months ended September 30, 2009, compared to 2.97% for the same period in 2008 causing a $503,000 decrease in interest expense.  This decrease was a result of the continuous downward trend in deposit market rates during late 2008 and 2009.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $42.2 million or 19.1% to $263.0 million for the three months ended September 30, 2009, compared to $220.8 million for the same period in 2008 causing a $280,000 increase in interest expense.  This increase was primarily due to the deposits assumed through the aforementioned branch purchase.

Interest expense incurred on borrowed funds decreased $58,000 or 12.3% to $409,000 for the three months ended September 30, 2009, compared to $467,000 for the same period in the prior year.  This decrease can be attributed to a decrease in the cost of borrowed funds of 156 basis points to 2.49% for the three months ended September 30, 2009, compared to 4.05% for the same period in 2008 causing a $216,000 decrease in interest expense.  This cost decrease was a result of lower short-term borrowing rates given the low rate environment during the second half of 2008 and 2009.  Partially offsetting this favorable cost decrease, the average balance of borrowed funds increased $19.4 million or 42.3% to $65.3 million for the three months ended September 30, 2009, compared to $45.9 million for the same period in the prior year, causing a $158,000 decrease in interest expense.  This volume increase was related to an increase in short-term borrowings as the Bank borrowed from the Federal Reserve’s Term Auction Facility to fund investment purchases in the second and third quarters of 2009 in anticipation of cash to be received in connection with the branch purchase.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$267,848	$4,169	6.18%	$241,985	$3,995	6.57%
Loans, tax exempt	14,870	155	4.14%	5,919	92	6.15%
Total loans receivable	282,718	4,324	6.07%	247,904	4,087	6.56%

Securities, taxable	53,813	468	3.45%	50,196	550	4.36%
Securities, tax exempt	24,623	366	5.90%	13,914	230	6.58%
Total securities	78,436	834	4.22%	64,110	780	4.84%

Interest-earning deposits with banks	43,277	101	0.93%	8,644	53	2.44%
Federal bank stocks	4,125	10	0.99%	2,892	26	3.58%
Total interest-earning cash equivalents	47,402	111	0.93%	11,536	79	2.72%

Total interest-earning assets	408,556	5,269	5.12%	323,550	4,946	6.08%
Cash and due from banks	2,189			5,935
Other noninterest-earning assets	19,093			15,082

Total Assets	$429,838			$344,567

Interest-bearing liabilities:
Interest-bearing demand deposits	$127,857	$245	0.76%	$95,121	$355	1.48%
Time deposits	135,129	1,182	3.47%	125,711	1,295	4.10%
Total interest-bearing deposits	262,986	1,427	2.15%	220,832	1,650	2.97%

Borrowed funds, short-term	30,297	12	0.16%	10,894	72	2.63%
Borrowed funds, long-term	35,000	397	4.50%	35,000	395	4.49%
Total borrowed funds	65,297	409	2.49%	45,894	467	4.05%

Total interest-bearing liabilities	328,283	1,836	2.22%	266,726	2,117	3.16%

Noninterest-bearing demand deposits	61,490	-	-	50,064	-	-

Funding and cost of funds	389,773	1,836	1.87%	316,790	2,117	2.66%

Other noninterest-bearing liabilities	3,905			2,723

Total Liabilities	393,678			319,513
Stockholders' Equity	36,160			25,054

Total Liabilities and Stockholders' Equity	$429,838			$344,567

Net interest income		$3,433			$2,829

Interest rate spread (difference between			2.90%			2.92%
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest			3.33%			3.48%
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

(Dollar amounts in thousands)	Three months ended September 30,
	2009 versus 2008
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$547	$(310)	$237
Securities	160	(106)	54
Interest-earning deposits with banks	99	(51)	48
Federal bank stocks	8	(24)	(16)

Total interest-earning assets	814	(491)	323

Interest expense:
Interest-bearing deposits	280	(503)	(223)
Borrowed funds	158	(216)	(58)

Total interest-bearing liabilities	438	(719)	(281)

Net interest income	$376	$228	$604

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarters ended September 30, 2009 and 2008 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	September 30,
	2009	2008
Balance at the beginning of the period	$2,935	$2,301
Provision for loan losses	240	140
Charge-offs	(18)	(86)
Recoveries	1	8
Balance at the end of the period	$3,158	$2,363

Non-performing loans	$2,528	$783
Non-performing assets	2,956	797
Non-performing loans to total loans	0.84%	0.31%
Non-performing assets to total assets	0.64%	0.22%
Allowance for loan losses to total loans	1.05%	0.93%
Allowance for loan losses to non-performing loans	124.91%	301.79%

The provision for loan losses increased $100,000 to $240,000 for the three month period ended September 30, 2009 from $140,000 for the same period in the prior year.  This increase was attributable to management’s estimates of the impact on the loan portfolio of credit defaults related to the continued economic climate, charge-offs, increases in non-performing loans and loan growth in general.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as “substandard,” “doubtful,” or “loss” depending upon the existence of certain characteristics as discussed below.  A category designated “special mention” must also be maintained for assets currently not requiring the above classification but having potential weakness or risk characteristics that could result in future problems.  An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified as substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as loss are considered uncollectible and of such little value their continuance as assets is not warranted.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  Included in classified and criticized assets at September 30, 2009 are two separate large loans which have certain credit problems potentially impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first loan, with an outstanding balance of $3.2 million at September 30, 2009, was originated primarily for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant and are impacted by the seasonal nature of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale.  Pending such sales, the Bank anticipates that the relationship may continue to have cash flow issues which may impact the timely payment of principal and interest to the Bank.  At September 30, 2009, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur any significant loss on this loan.

The second loan, with an outstanding balance of $2.3 million at September 30, 2009, is a consumer installment loan for the purpose of the consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At September 30, 2009, the loan was performing but was classified substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur any significant loss on this loan.

Noninterest income.  Noninterest income decreased $608,000 to $12,000 during the three months ended September 30, 2009, compared to $620,000 during the same period in the prior year.  This decrease was primarily due to impairment charges of $898,000 recorded in the third quarter of 2009 on three financial institution equity securities, partially offset by investment security gains totaling $207,000 recognized during the same time period.  The Corporation recorded impairment charges of $116,000 in the third quarter of 2008 on Fannie Mae and Freddie Mac stocks.

Noninterest expense.  Noninterest expense increased $959,000 or 41.8% to $3.3 million during the three months ended September 30, 2009 compared to $2.3 million for the same period in 2008.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization and other noninterest expenses of $288,000, $63,000, $51,000 and $557,000, respectively.

Compensation and employee benefits increased $288,000 or 22.8% to $1.5 million for the three months ended September 30, 2009 compared to $1.3 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases, staff added in connection with the 2009 branch purchase and higher costs associated with the Corporation’s pension plan.  Although compensation and employee benefits increased, the same period of last year was lower than normal as a result of Corporation reversing all previously accrued incentive expense as of September 30. 2008.

Premises and equipment increased $63,000 or 15.4% to $472,000 for the three months ended September 30, 2009, compared to $409,000 for the same period in the prior year.  This increase was primarily related to increased depreciation expense resulting from projects and improvements implemented during late 2008 and 2009.  In addition, the Corporation began realizing normal operating costs associated with the Titusville branch office.

Associated with the branch purchase, the Bank recognized $51,000 of core deposit intangible amortization expense during the third quarter of 2009.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees increased $197,000 to $299,000 for the three months ended September 30, 2009, compared to $102,000 for the same period in the prior year.  This increase was primarily due to legal fees, project management fees and conversion assistance costs associated with the branch purchase.

FDIC expense increased $77,000 to $104,000 for the three months ended September 30, 2009, compared to $27,000 for the same period in the prior year.  This was the result of increases in base assessment rates for FDIC insurance premiums.

Other noninterest expense increased $283,000 or 56.9% to $780,000 during the three months ended September 30, 2009, compared to $497,000 for the same period in the prior year.  This increase was primarily due to conversion costs associated with the branch office purchase.

Provision for income taxes.  The Corporation recorded a benefit from income taxes of $221,000 for the three months ended September 30, 2009, compared to a provision for income taxes of $198,000 for the same period in the prior year.  This $419,000 decrease can primarily be attributed to a reduction in pre-tax income of $1.1 million.

Comparison of Results for the Nine Month Periods Ended September 30, 2009 and 2008

General.  Net income decreased $749,000 or 41.2% to $1.1 million for the nine months ended September 30, 2009 compared to $1.8 million the same period in 2008.  This decrease was the result of increases in the provision for loan losses and noninterest expense of $792,000 and $1.8 million, respectively, and a decrease in noninterest income of $125,000, partially offset by an increase in net interest income of $1.5 million and a decrease in the provision for income taxes of $483,000.

Net interest income.  Net interest income on a tax equivalent basis increased $1.6 million or 19.4% to $9.7 million for the nine months ended September 30, 2009 from $8.1 million for the same period in 2008.  This net increase can be attributed to an increase in tax equivalent interest income of $1.1 million and a decrease in interest expense of $497,000.

Interest income.  Interest income on a tax equivalent basis increased $1.1 million or 7.6% to $15.3 million for the nine months ended September 30, 2009, compared to $14.2 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and interest-earning deposits with banks of $778,000, $203,000 and $165,000, respectively, partially offset by a decrease in dividends on federal bank stocks of $63,000.

Tax equivalent interest earned on loans receivable increased $778,000 or 6.5% to $12.8 million for the nine months ended September 30, 2009, compared to $12.0 million for the same period in 2008.  This increase resulted primarily from average loans increasing $37.9 million or 15.8%, accounting for $1.8 million in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the aforementioned branch purchase.  Offsetting this volume increase, the yield on loans receivable decreased 53 basis points to 6.13% for the nine months ended September 30, 2009, versus 6.66% for the same period in 2008, due to a decline in market interest rates, accounting for a $1.0 million decrease in interest income.

Tax equivalent interest earned on securities increased $203,000 or 10.0% to $2.2 million for the nine months ended September 30, 2009, compared to $2.0 million for the same period in 2008.  The average volume of securities increased $10.0 million or 18.1%, primarily due to securities purchased in connection with the branch purchase, accounting for a $351,000 increase in interest income.  Offsetting this volume increase, the average yield on securities decreased 33 basis points to 4.60% for the nine months ended September 30, 2009, versus 4.93% for the same period in 2008, due to declining market interest rates.  This unfavorable yield variance accounted for a $148,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $165,000 to $277,000 for the nine months ended September 30, 2009 from $112,000 for the same period in 2008.  The average volume of these assets increased $23.0 million, primarily from the investment of funds in certificates of deposit with other FDIC-insured financial institutions and cash received in the branch office purchase, increasing interest income by $238,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 109 basis points to 1.26% for the nine months ended September 30, 2009, compared to 2.35% for the same period in the prior year, accounting for a $73,000 decrease in interest income.  This yield decrease was a result of the continued low interest rate environment during late 2008 and 2009.

Dividends on federal bank stocks decreased $63,000 or 76.8% to $19,000 for the nine month period ended September 30, 2009 from $82,000 for the same period in 2008.  The average yield on these assets decreased 336 basis points to 0.63% for the nine months ended September 30, 2009, compared to 4.00% for the same period the prior year, as dividend payments from the Federal Home Loan Bank of Pittsburgh (FHLB) have been suspended since December 2008.

Interest expense.  Interest expense decreased $497,000 or 8.2% to $5.6 million for the nine months ended September 30, 2009 compared to $6.1 million for the same period in 2008.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $388,000 and $109,000, respectively.

Interest expense incurred on deposits decreased $388,000 or 8.1% to $4.4 million for the nine months ended September 30, 2009 compared $4.8 million for the same period in 2008.  The cost of interest-bearing deposits decreased 71 basis points to 2.37% for the nine months ended September 30, 2009, compared to 3.08% for the same period in 2008 causing a $1.2 million decrease in interest expense.  This rate decrease was primarily due to the continued decline in market interest rates during late 2008 and 2009.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $40.6 million or 19.6% to $247.6 million for the nine months ended September 30, 2009, compared to $207.0 million for the same period in 2008 causing an $837,000 increase in interest expense primarily due to deposits assumed through the branch purchase in 2009.

Interest expense incurred on borrowed funds decreased $109,000 or 8.3% to $1.2 million for the nine months ended September 30, 2009, compared to $1.3 million for the same period in the prior year.  This decrease in interest expense can be attributed to a decrease in the cost of borrowed funds of 114 basis points to 2.98% for the nine months ended September 30, 2009, compared to 4.12% for the same period in 2008 causing a $414,000 decrease in interest expense.  This cost decrease was a result of a decrease in short-term borrowing rates in 2009.  Partially offsetting this cost decrease, the average volume of borrowed funds increased $11.5 million or 26.8% to $54.2 million for the nine months ended September 30, 2009, compared to $42.7 million for the same period in 2008 causing a $305,000 increase in interest expense.  This volume increase was primarily related to an increase in short-term borrowings utilized to fund certain investment security purchases in anticipation of cash to be received in connection with the branch purchase.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$262,630	$12,298	6.26%	$234,642	$11,722	6.67%
Loans, tax exempt	15,950	483	4.05%	6,024	281	6.24%
Total loans receivable	278,580	12,781	6.13%	240,666	12,003	6.66%

Securities, taxable	46,777	1,379	3.94%	40,970	1,339	4.37%
Securities, tax exempt	18,404	861	6.26%	14,201	698	6.57%
Total securities	65,181	2,240	4.60%	55,171	2,037	4.93%

Interest-earning deposits with banks	29,373	277	1.26%	6,374	112	2.35%
Federal bank stocks	4,017	19	0.63%	2,721	82	4.00%
Total interest-earning cash equivalents	33,390	296	1.19%	9,095	194	2.84%

Total interest-earning assets	377,151	15,317	5.43%	304,932	14,234	6.24%
Cash and due from banks	2,178			5,578
Other noninterest-earning assets	17,392			14,762

Total assets	$396,721			$325,272

Interest-bearing liabilities:
Interest-bearing demand deposits	$117,940	$817	0.93%	$87,077	$949	1.46%
Time deposits	129,667	3,571	3.68%	119,933	3,827	4.26%
Total interest-bearing deposits	247,607	4,388	2.37%	207,010	4,776	3.08%

Borrowed funds, long-term	35,000	1,169	4.46%	35,000	1,177	4.49%
Borrowed funds, short-term	19,186	40	0.28%	7,728	141	2.44%
Total borrowed funds	54,186	1,209	2.98%	42,728	1,318	4.12%

Total interest-bearing liabilities	301,793	5,597	2.48%	249,738	6,094	3.26%
Noninterest-bearing demand deposits	54,855	-	-	48,041	-	-

Funding and cost of funds	356,648	5,597	2.10%	297,779	6,094	2.73%
Other noninterest-bearing liabilities	3,998			2,525

Total liabilities	360,646			300,304
Stockholders' equity	36,075			24,968

Total liabilities and stockholders' equity	$396,721			$325,272

Net interest income		$9,720			$8,140

Interest rate spread (difference between			2.95%			2.98%
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest			3.45%			3.57%
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

(Dollar amounts in thousands)	Nine months ended September 30,
	2009 versus 2008
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,790	$(1,012)	$778
Securities	351	(148)	203
Interest-earning deposits with banks	238	(73)	165
Federal bank stocks	27	(90)	(63)

Total interest-earning assets	2,406	(1,323)	1,083

Interest expense:
Deposits	837	(1,225)	(388)
Borrowed funds	305	(414)	(109)

Total interest-bearing liabilities	1,142	(1,639)	(497)

Net interest income	$1,264	$316	$1,580

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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008 is as follows:

(Dollar amounts in thousands)
	At or for the nine months ended		At or for the year ended
	September 30,		December 31,
	2009	2008	2008
Balance at the beginning of the period	$2,651	$2,157	$2,157
Allowance for loan losses of ECSLA	-	-	206
Provision for loan losses	1,077	285	500
Charge-offs	(590)	(113)	(252)
Recoveries	20	34	40
Balance at the end of the period	$3,158	$2,363	$2,651

Non-performing loans	$2,528	$783	1,011
Non-performing assets	2,956	797	1,061
Non-performing loans to total loans	0.84%	0.31%	0.38%
Non-performing assets to total assets	0.64%	0.22%	0.28%
Allowance for loan losses to total loans	1.05%	0.93%	0.99%
Allowance for loan losses to non-performing loans	124.91%	301.79%	262.22%

The provision for loan losses increased $792,000 to $1.1 million for the nine month period ended September 30, 2009 from $285,000 for the same period in the prior year.  This increase was attributable to management’s estimates of the impact on the loan portfolio of credit defaults related to the continued economic climate, charge-offs, increases in non-performing loans and the aforementioned loan growth.

Classified Assets. For discussion regarding the Corporation’s classified assets as of September 30, 2009, refer to the “Comparison of Results for the Three Month Periods Ended September 30, 2009 and 2008,” beginning on page 17.

Noninterest income.  Noninterest income decreased $125,000 or 7.0% to $1.7 million during the nine months ended September 30, 2009, compared to $1.8 million during the same period in the prior year.  This decrease can primarily be attributed to impairment charges of $898,000 recorded on three financial institution equity securities in 2009, partially offset by gains realized on the sale of investments totaling $447,000 in 2009.  During the same period in 2008, the Corporation recorded impairment charges of $391,000 on Fannie Mae and Freddie Mac stocks.  Also contributing to the decrease in noninterest income during the nine months ended September 30, 2009 was a decrease in customer fees and service charges of $107,000 primarily due to a decrease in overdrafts charges.

Noninterest expense.  Noninterest expense increased $1.8 million or 25.3% to $8.8 million during the nine months ended September 30, 2009 compared to $7.0 million for the same period in 2008.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization and other noninterest expenses of $463,000, $149,000, $51,000 and $1.1 million, respectively.

Compensation and employee benefits increased $463,000 or 11.7% to $4.4 million for the nine months ended September 30, 2009 compared to $4.0 million for the same period in 2008.  This increase can be attributed primarily to normal salary and wage increases, staff added in connection with the Grove City, Pennsylvania branch opened in April of 2008 and the branch purchase in August of 2009 and higher costs associated with the Corporation’s pension plan.

Premises and equipment increased $149,000 or 12.0% to $1.4 for the nine months ended September 30, 2009, compared to $1.2 million for the same period in the prior year.  This increase was primarily related to the addition of branch offices in 2008 and 2009 and increased depreciation expense related to projects and initiatives implemented during late 2008 and 2009.

Associated with the branch office, the Bank recognized $51,000 of core deposit intangible amortization expense during the nine month period ended September 30, 2009.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees increased $453,000 to $733,000 for the nine months ended September 30, 2009, compared to $280,000 for the same period in the prior year.  This increase was primarily due to legal fees, project management fees and conversion assistance costs associated with the branch purchase.

FDIC expense increased $336,000 to $377,000 for the nine months ended September 30, 2009, compared to $41,000 for the same period in the prior year.  This was the result of increases in base assessment rates for FDIC insurance premiums and a special assessment that was assessed on all FDIC insured depository institutions in 2009.  The special assessment totaled $178,000 and was recognized during the second quarter of 2009.

Other noninterest expense increased $318,000 or 21.6% to $1.8 million during the nine months ended September 30, 2009, compared to $1.5 million for the same period in the prior year.  This increase was primarily due to conversion costs related to the branch purchase.

Provision for income taxes.  The provision for income taxes decreased $483,000 or 94.7% to $27,000 for the nine months ended September 30, 2009, compared to $510,000 for the same period in the prior year.  This decrease can primarily be attributed to a decrease in pre-tax income of $1.2 million.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the nine months ended September 30, 2009, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $55.0 million, and standby letters of credit totaling $1.5 million.

At September 30, 2009, time deposits amounted to $167.0 million or 44.2% of the Corporation’s total consolidated deposits, including approximately $54.2 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and based upon past experience and current pricing policies it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s Term Auction Facility and Discount Window.  At September 30, 2009, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $115.8 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at September 30, 2009,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $140.2 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $129.2 million, providing an excess of interest-bearing assets over interest-earning liabilities of $11.0 million.  At September 30, 2009, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 92.2%.

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

As of September 30, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation is involved in various legal proceedings occurring in the ordinary course of business.  It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Deterioration of economic conditions in our geographic market area could hurt our business.

We are located in western Pennsylvania and our loans are concentrated in Butler, Clarion, Crawford, Jefferson and Venango Counties, Pennsylvania. Although we have diversified our loan portfolio into other Pennsylvania counties, and to a very limited extent, into other states, the vast majority of our loans remain concentrated in the three primary counties. As a result of this geographic concentration, our financial results depend largely upon economic and real estate market conditions in these areas. Deterioration in economic or real estate market conditions in our primary market areas could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations. Non-performing loans increased from $1.0 million or 0.28% of total assets at December 31, 2008 to $2.5 million or 0.55% of total assets at September 30, 2009.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

We have established an allowance for loan losses that we believe is adequate to offset probable losses on our existing loans. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans; (2) the concentration of higher risk loans, such as commercial real estate and commercial business loans; and (3) our lack of experience with the loans acquired in the Titusville branch acquisition. As a result, we may not be able to maintain our current levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess the allowance for credit losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our loan portfolio, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

At September 30, 2009, our investment portfolio included $3.4 million of securities in other financial institutions held by us.  After our third quarter evaluation of our investment portfolio, we determined that other-than-temporary impairments existed on three financial institution equity securities.  The impairment of these securities were considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the three financial institutions, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of September 30, 2009 and resulted in impairment losses of $898,000  that we recognized for the three and nine month period ended September 30, 2009.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to one or more of these securities or other financial institution securities will constitute an impairment that is other-than temporary.  These factors include, but are not limited to, failure to make scheduled interest or dividend payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  Additional other-than-temporary impairment write-downs could reduce our earnings.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

There can be no assurance that recent legislation and regulatory actions taken by the federal government will help stabilize the financial system in the United States.

Several pieces of federal legislation have been enacted, and the U.S. Treasury, the Federal Reserve, the FDIC, and other federal agencies have enacted numerous programs, policies and regulations to address the current liquidity and credit crises. These measures include the Emergency Economic Stimulus Act of 2008 ("EESA"), the American Reinvestment and Recovery Act of 2009 ("ARRA), and the numerous programs, including the TARP Capital Purchase Program (the "CPP"), expanded deposit insurance coverage, enacted thereunder. In addition, the Secretary of the U.S. Treasury has proposed fundamental changes to the regulation of financial institutions, markets and products.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on us and the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.
We expect to face increased regulation of our industry, including as a result of EESA, the ARRA and related initiatives by the federal government. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

We are subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of our participation in the CPP.

We accepted an investment of $7.5 million from the U.S. Treasury under the CPP. The Stock Purchase Agreement we (and all other participating institutions) entered into with the U.S. Treasury, provides that the U.S. Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes. As a result of this provision, the U.S. Treasury and Congress may impose additional requirements or restrictions on us and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. We may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair our ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the U.S. Treasury. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in ARRA and the regulations issued in June 2009, we may be less competitive in attracting and retaining successful incentive compensation based lenders and customer relations personnel, or senior executive officers.

Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals could result in our being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as us. We may be disadvantaged as a result of these uncertainties.

As a result of the issuance of the Series A Preferred Stock to the U.S. Treasury, we are required to comply with certain restrictions on executive and employee compensation included in the EESA, as amended. Certain of these provisions could limit the amount and the tax deductibility of compensation we pay to our executive officers, and could have an adverse affect on our ability to compete for and retain employees and senior executive officers.

We may fail to realize the cost savings and revenue enhancements we estimate from the acquisition of the Titusville branch office.

On August 28, 2009, the Bank completed the acquisition of the full-service branch office of National City Bank, a national banking association and wholly-owned subsidiary of The PNC Financial Services Group, Inc., located in Titusville, Pennsylvania. This transaction was completed pursuant to the Purchase and Assumption Agreement entered into on April 6, 2009. The success of the Titusville branch acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from adding a new market area to the business of the Bank. While we believe that these cost savings and revenue enhancement estimates are achievable, it is possible that the potential cost savings and revenue enhancements could turn out to be more difficult to achieve than we anticipated. Our estimates depend on our ability to integrate the business of the Titusville branch in a manner that permits those cost savings and revenue enhancements to be realized. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully integrate the Titusville branch, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future. A large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future, including a possible additional assessment in 2009. We participate in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG's noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The TLG is scheduled to end December 31, 2009, but the FDIC has proposed extending TLG to June 30, 2010, but charging a higher fee to banks that elect to participate in the extension. These changes will cause our deposit insurance expense to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

On September 28, 2009, the FDIC proposed to recapitalize the Deposit Insurance Fund by requiring insured institutions to prepay their insurance premiums for the quarter ending December 31, 2009 and for the years ending December 31, 2010, 2011 and 2012. The proposed prepayment would be due December 30, 2009. The FDIC further proposed that assessments for the years ending December 31, 2011 and 2012 would increase by three basis points, and would be based upon assumed increases in insured deposits of 5% annually through 2012. An increase in assessment rates will result in a further increase in our FDIC general insurance premium expense, and the prepayment of insurance premiums will increase our non-earning assets.

Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.

By nature, all financial institutions are impacted by changing interest rates. Among other issues, changes in interest rates may affect the following:

•	the demand for new loans;
•	the value of our interest-earning assets;
•	prepayment speeds experienced on various asset classes, particularly residential mortgage loans;
•	credit profiles of existing borrowers;
•	rates received on loans and securities;
•	our ability to obtain and retain deposits in connection with other available investment alternatives; and
•	rates paid on deposits and borrowings.

Significant fluctuations in interest rates may have an adverse effect upon our financial condition and results of operations. The rates that we earn on our assets and the rates that we pay on our liabilities are generally fixed for a contractual period of time. We, like many financial institutions, have liabilities that generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities.

In addition, changes in interest rates can also affect the average life of our loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk. This means that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

There are increased risks involved with commercial real estate and commercial business and consumer lending activities.

Our lending activities include loans secured by commercial real estate. Commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances and the dependency on successful operation of the project for repayment. Our lending activities also include commercial business loans to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home equity and second mortgage loans, automobile loans and unsecured loans. Although commercial business loans and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

In addition, we have a concentration of higher balance commercial real estate and commercial business loans with a limited number of borrowers in our market area. As a result, we have a greater risk of a significant loss due to such concentration and a greater risk of loan defaults in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, and other financial intermediaries operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefits them in attracting business and offer certain services that we do not provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long term basis. Our profitability depends upon our continued ability to successfully compete in our market area.

Government regulation will significantly affect the Bank's business, and may result in higher costs and lower shareholder returns.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. We are subject to extensive regulation, supervision and examination by federal, state and local governmental authorities, including the Federal Reserve Board and the Office of the Comptroller of the Currency. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)
On October 29, 2009, the Corporation received approval to list its common stock on the NASDAQ Capital Market under the symbol “EMCF.” The Company’s common stock is scheduled to be listed on the NASDAQ Capital Market beginning on November 6, 2009.

On October 21, 2009, the Corporation’s board of directors amended its by-laws to provide for the issuance of stock in uncertificated form, which was not expressly authorized in the by-laws prior to the amendment. This amendment to the by-laws was made in order to comply with the requirements of The NASDAQ Stock Market relating to eligibility of the registrant’s common stock, which has received approval to list its common stock on the NASDAQ Capital Market, for participation in the Direct Registration System maintained by the Depository Trust Company.

(b)	Not applicable.

Item 6.  Exhibits

Exhibit 3.2	Amended and Restated By-Laws of Emclaire Financial Corp.
Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: November 3, 2009	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ Amanda L. Engles
Amanda L. Engles
Treasurer and Principal Accounting Officer