Form 10-K
period 2009-12-31
EMCLAIRE FINANCIAL CORP
filed 2010-03-22
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:  ___________ to ___________

Commission File Number:  000-18464

EMCLAIRE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1606091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

612 Main Street, Emlenton, PA	16373
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number:  (724) 867-2311

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.25 per share	NASDAQ Capital Markets (NASDAQ)
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:    None.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐.

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

As of June 30, 2009, the aggregate value of the 1,258,798 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 172,606 shares held by the directors and officers of the Registrant as a group, was approximately $22.7 million.  This figure is based on the last sales price of $18.00 per share of the Registrant’s Common Stock on June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP.

TABLE OF CONTENTS

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

PART I

Item 1.  Business

General

Emclaire Financial Corp. (the Corporation) is a Pennsylvania corporation and financial holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, The Farmers National Bank of Emlenton (the Bank).  The Corporation also provides real estate settlement services through its subsidiary, Emclaire Settlement Services, LLC (the Title Company).  In addition, the Bank provides investment advisory services through its Farmers National Financial Services division.

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits.  The Bank operates through a network of thirteen retail branch offices in Venango, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania.  The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

The Bank is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law.  The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB).  The Corporation is a registered financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (BHCA).

On August 28, 2009, the Bank completed the purchase of a former National City Bank full service branch office in Titusville, Pennsylvania.  Through the acquisition of this office, the Bank assumed $90.8 million in deposits in exchange for $32.6 million in loans, $54.9 million in net cash and certain fixed assets of the office.

On December 23, 2008 the Corporation issued to the U.S. Department of the Treasury (U.S. Treasury), in exchange for aggregate consideration of $7.5 million, 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000, and a ten year warrant to purchase up to 50,111 shares of the Corporation’s common stock at an exercise price of $22.45 per share.  The preferred securities pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter.

On October 17, 2008, the Corporation completed the acquisition of Elk County Savings and Loan Association (ECSLA) and the merger conversion of ECSLA with and into the Bank.  Associated with the merger conversion, the Corporation also conducted a common stock offering to eligible depositors and borrowers of ECSLA and the general public.  The merger conversion and the offering generated $4.5 million in additional equity for the Corporation.

At December 31, 2009, the Corporation had $467.5 million in total assets, $37.0 million in stockholders’ equity, $292.6 million in loans and $385.3 million in deposits.

Lending Activities

General.  The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Significantly all of the Bank’s loans are originated in and secured by property within the Bank’s primary market area.

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

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Bank’s lending activities.  Commercial business and commercial real estate loans amounted to 44.5% of the total loan portfolio at December 31, 2009.  Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate.  Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures.  The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower.  Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral.  At December 31, 2009, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $5.6 million.  At December 31, 2009, the Bank’s largest single lending relationship had an outstanding balance of $7.0 million.  Credit granted to this borrower in excess of the legal lending limit is part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $4.3 million at December 31, 2009.  Both loans were performing in accordance with their loan terms at December 31, 2009.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2009		2008		2007		2006		2005
	Dollar		Dollar		Dollar		Dollar		Dollar
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$74,099	25.0%	$74,130	27.7%	$65,706	28.3%	$64,662	30.0%	$66,011	34.0%
Home equity loans and lines of credit	77,284	26.1%	57,454	21.5%	49,426	21.3%	47,330	22.0%	39,933	20.5%
Commercial	89,952	30.4%	85,689	32.1%	71,599	30.9%	61,128	28.4%	52,990	27.3%

Total real estate loans	241,335	81.5%	217,273	81.3%	186,731	80.5%	173,120	80.4%	158,934	81.8%

Other loans:
Commercial business	41,588	14.1%	40,787	15.2%	35,566	15.3%	34,588	16.0%	27,732	14.2%
Consumer	12,894	4.4%	9,429	3.5%	9,679	4.2%	7,671	3.6%	7,729	4.0%

Total other loans	54,482	18.5%	50,216	18.7%	45,245	19.5%	42,259	19.6%	35,461	18.2%

Total loans receivable	295,817	100.0%	267,489	100.0%	231,976	100.0%	215,379	100.0%	194,395	100.0%
Less:
Allowance for loan losses	3,202		2,651		2,157		2,035		1,869

Net loans receivable	$292,615		$264,838		$229,819		$213,344		$192,526

The following table sets forth the scheduled contractual principal repayments or interest repricing of loans in the Corporation’s portfolio as of December 31, 2009.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$1,523	$3,976	$13,216	$55,384	$74,099
Home equity loans and lines of credit	913	6,680	25,475	44,216	77,284
Commercial mortgages	2,428	5,348	13,545	68,631	89,952
Commercial business	3,001	7,939	6,462	24,186	41,588
Consumer	357	6,985	384	5,168	12,894

	$8,222	$30,928	$59,082	$197,585	$295,817

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2009:

(Dollar amounts in thousands)	Fixed	Adjustable
	rates	rates

Residential mortgage	$47,778	$24,798
Home equity loans and lines of credit	61,058	15,313
Commercial mortgage	39,772	47,752
Commercial business	37,218	1,369
Consumer	12,537	-

	$198,363	$89,232

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

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule.  Typically, loans are considered non-accruing upon reaching 90 days delinquent, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans.  When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted.  If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Corporation may be the buyer.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less the cost to sell the property.  Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.  The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title.

As of December 31, 2009, the Corporation’s non-performing assets, which consist of non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, repossessions and REO, amounted to $2.6 million or 0.56% of the Corporation’s total assets compared to $1.1 million or 0.28% of the Corporation’s total assets at December 31, 2008.  This increase was due to continued pressure on borrowers related to the prevailing poor economic climate.  Interest income of $218,000 would have been recorded in 2009 if these loans had been current and performing during the entire period.  Interest of $139,000 on these loans was included in income during 2009.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of December 31, 2009, the Corporation’s classified and criticized assets amounted to $16.6 million or 3.6% of total assets, with $10.2 million classified as substandard, $180,000 classified as doubtful and $6.3 million identified as special mention.

Included in classified and criticized assets at December 31, 2009 are two separate large loans which have certain credit problems potentially impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first loan, with an outstanding balance of $3.0 million at December 31, 2009, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant and are impacted by the seasonal nature of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale.  Pending such sales, the Bank anticipates that the relationship may continue to have cash flow issues which may impact the timely payment of principal and interest to the Bank.  At December 31, 2009, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur any significant loss on this loan.

The second loan, with an outstanding balance of $2.3 million at December 31, 2009, is a consumer installment loan for the purpose of consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At December 31, 2009, the loan was performing but was classified as substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur any significant loss on this loan.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2009	2008	2007	2006	2005

Non-performing loans	$2,418	$1,011	$952	$1,841	$1,452

Total as a percentage of gross loans	0.82%	0.38%	0.41%	0.85%	0.75%

Repossessions	40	-	-	-	-
Real estate acquired through foreclosure	173	50	129	98	106
Total as a percentage of total assets	0.05%	0.01%	0.04%	0.03%	0.04%

Total non-performing assets	$2,631	$1,061	$1,081	$1,939	$1,558

Total non-performing assets as a percentage of total assets	0.56%	0.28%	0.35%	0.65%	0.57%

Allowance for loan losses as a percentage of non-performing loans	132.42%	262.22%	226.58%	110.54%	128.72%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio.  The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses.  Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2009 of $3.2 million was adequate to cover probable losses inherent in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2009	2008	2007	2006	2005

Balance at beginning of period	$2,651	$2,157	$2,035	$1,869	$1,810

Provision for loan losses	1,367	500	256	358	205

Allowance for loan losses of ECSLA	-	206	-	-	-

Charge-offs:
Residential mortgage loans	(35)	(10)	(48)	(71)	(45)
Commercial mortgage loans	(477)	(82)	(34)	(83)	(1)
Commercial business loans	(264)	-	(22)	(18)	(60)
Consumer loans	(83)	(160)	(60)	(49)	(91)
	(859)	(252)	(164)	(221)	(197)

Recoveries:
Residential mortgage loans	-	-	1	-	-
Commercial business loans	7	15	16	19	18
Consumer loans	36	25	13	10	33
	43	40	30	29	51

Net charge-offs	(816)	(212)	(134)	(192)	(146)

Balance at end of period	$3,202	$2,651	$2,157	$2,035	$1,869

Ratio of net charge-offs to average loans outstanding	0.29%	0.08%	0.06%	0.09%	0.08%

Ratio of allowance to total loans at end of period	1.08%	0.99%	0.93%	0.94%	0.96%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$448	14.1%	$431	15.2%	$387	15.3%	$532	16.0%	$554	14.2%
Commercial mortgages	1,891	30.4%	1,369	32.1%	1,068	30.9%	820	28.4%	841	27.3%
Residential mortgages	356	25.0%	363	27.7%	309	28.3%	239	30.0%	211	34.0%
Home equity loans	452	26.1%	467	21.5%	368	21.3%	339	22.0%	150	20.5%
Consumer loans	51	4.4%	73	3.5%	79	4.2%	83	3.6%	106	4.0%
Unallocated	4	-	(52)	-	(54)	-	22	-	7	-

	$3,202	100%	$2,651	100%	$2,157	100%	$2,035	100%	$1,869	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2009:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$1,004	$993	$1,004	$-	$-	$3,001
U.S. government sponsored entities and agencies	-	27,928	18,926	3,943	-	-	50,797
Mortgage-backed securities: residential	105	277	488	3,928	11,732	-	16,530
Collateralized mortgage obligations	-	-	-	-	5,130	-	5,130
State and political subdivision	-	101	1,014	11,380	14,472	-	26,967
Equity securities	-	-	-	-	-	2,818	2,818

Estimated fair value	$105	$29,310	$21,421	$20,255	$31,334	$2,818	$105,243

Weighted average yield (1)	4.09%	1.79%	2.97%	5.15%	5.24%	3.15%	3.74%
(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2009	2008	2007

U.S. Treasury and federal agency	$3,001	$-	$-
U.S. government sponsored entities and agencies	50,797	20,077	29,334
Mortgage-backed securities: residential	16,530	17,218	1,884
Collateralized mortgage obligations	5,130	13,162	-
State and political subdivision	26,967	13,808	14,251
Corporate securities	-	3,984	2,939
Equity securities	2,818	3,194	3,511
	$105,243	$71,443	$51,919

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

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2009 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Less than three months	$3,442
Over three months to six months	3,306
Over six months to twelve months	5,020
Over twelve months	37,545

$49,313

Borrowings.  Borrowings may be used to compensate for reductions in deposit inflows or net deposit outflows, or to support lending and investment activities.  These borrowings include FHLB advances, federal funds, repurchase agreements, advances from the Federal Reserve Discount Window and lines of credit at the Bank and the Corporation with other correspondent banks.  The following table summarizes information with respect to borrowings at or for the years ending December 31:

(Dollar amounts in thousands)	2009	2008

Ending balance	$40,000	$48,188
Average balance	50,611	45,096
Maximum balance	75,000	54,683
Weighted average rate	3.34%	3.89%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and “Notes to Consolidated Financial Statements” beginning on page F-7.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank, a national association and the Title Company.  As of December 31, 2009, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2009, the Bank had 119 full time equivalent employees.  There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation.  The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the BHCA.  The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require.  Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

Under FRB regulations, the Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct operations in an unsafe or unsound manner.  In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

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

The Corporation entered into a Securities Purchase Agreement (the Agreement) on December 23, 2008 with the U.S. Treasury in association with its participation in the Capital Purchase Program (CPP) of the Emergency Economic Stabilization Act of 2008 (EESA).  As a result of the Corporation’s participation in the CPP, the Corporation may not pay a dividend in excess of $0.32 per share until the earlier of December 23, 2011 or the date the preferred shares have been redeemed in whole or transferred to a non-affiliated party.

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

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2009, the Bank’s loans-to-one-borrower limit was $5.6 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2009, the Bank’s largest single lending relationship had an outstanding balance of $7.0 million.  Credit granted to this borrower in excess of the legal lending limit is part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $4.3 million at December 31, 2009.

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

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2009, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the DIF.  The FDIC administers the DIF, which generally insures commercial bank, savings association and state savings bank deposits.  The DIF was created as a result of the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), pursuant to the Federal Deposit Insurance Reform Act of 2005 (Reform Act).

In October 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  In May 2009, the FDIC extended this increased insurance level of $250,000 per depositor through December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts.

In October 2008, the FDIC announced its Temporary Liquidity Guarantee Program (TLGP) which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program.  The unlimited coverage applies to all personal and business checking deposit accounts that do not earn interest, low-interest NOW accounts (accounts that cannot earn more than 0.5% interest), Official Items and IOLTA accounts.  A 10 basis point surcharge is added to a participating institution’s current insurance assessment.  The Bank elected to participate in the TLGP.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009; however, in August 2009, the FDIC extended the program through June 30, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to participate in the extension.

Under the Reform Act, the FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums based upon their level of capital and risk profile.  The FDIC is authorized to establish annual deposit insurance assessment rates for members of the DIF and to increase assessment rates if it determines such increases are appropriate to maintain reserves of the insurance fund.  In addition, the FDIC is authorized to levy emergency special assessments on DIF members.  The FDIC may terminate deposit insurance if it determines an institution has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition or has violated applicable laws, regulations or orders.  No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

In October 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In March 2009, the deposit insurance reserve ratio was 0.27%.  In order to accomplish this, the FDIC changed both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates ranged from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Beginning April 1, 2009, the base assessment rates range from 12 to 16 basis points for Risk Category I institutions to 77.5 basis points for Risk Category IV institutions.  As of December 31, 2009, the Bank was classified as a Risk Category I institution and as such was assessed an FDIC deposit assessment rate of 13.79 basis points.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009 and totaled $178,000.

In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay three years of estimated insurance assessments.  This prepayment strengthened the cash position of the DIF immediately without impacting earnings to financial institutions.  Payment of the prepaid assessment for the years endings December 31, 2010, 2011 and 2012 was collected on December 30, 2009 and totaled $2.1 million.  This prepayment was based upon assumed increases in insured deposits of 5% annually through 2012 with a three basis point increase in the proposed assessment rate for the years ending December 31, 2011 and 2012.

The FDIC may further increase the assessment rate schedule in order to manage the DIF to prescribed target levels.  An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  The current annualized assessment rate is 1.06 basis points of insured deposits, or approximately 0.265 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

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

The Federal Trade Commission (FTC), the federal bank regulatory agencies and the National Credit Union Administration (NCUA) have issued regulations (the Red Flag Rules) requiring financial institutions and creditors to develop and implement written identity theft prevention programs as part of the FACTA.  The programs were required be in place by May 1, 2009 and must provide for the identification, detection and response to patterns, practices or specific activities – known as red flags – that could indicate identity theft.  These red flags may include unusual account activity, fraud alerts on a consumer report or attempted use of suspicious account application documents.  The program must also describe appropriate responses that would prevent and mitigate the crime and detail a plan to update the program.  The program must be managed by the Board of Directors or senior employees of the institution or creditor, include appropriate staff training and provide oversight of any service providers.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB.  At December 31, 2009, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits.  At December 31, 2009, the Bank was in compliance with these requirements.

Item 1A.  Risk Factors

Deterioration of economic conditions in our geographic market area could hurt our business.

We are located in western Pennsylvania and our loans are concentrated in Butler, Clarion, Crawford, Jefferson and Venango Counties, Pennsylvania.  Although we have diversified our loan portfolio into other Pennsylvania counties, and to a very limited extent, into other states, the vast majority of our loans remain concentrated in the three primary counties.  As a result of this geographic concentration, our financial results depend largely upon economic and real estate market conditions in these areas.  Deterioration in economic or real estate market conditions in our primary market areas could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations.  Non-performing assets increased from $1.1 million or 0.28% of total assets at December 31, 2008 to $2.6 million or 0.56% of total assets at December 31, 2009.

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

At December 31, 2009, our investment portfolio included $2.8 million of securities in other financial institutions held by us.  After our third quarter 2009 evaluation of our investment portfolio, we determined that other-than-temporary impairments existed on three financial institution equity securities.  The impairment of these securities were considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the three financial institutions, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of September 30, 2009 and resulted in impairment losses of $898,000  that we recognized for the year ended December 31, 2009.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to one or more of these securities or other financial institution securities will constitute an impairment that is other-than temporary.  These factors include, but are not limited to, failure to make scheduled interest or dividend payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  Additional other-than-temporary impairment write-downs could reduce our earnings.

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

Several pieces of federal legislation have been enacted, and the U.S. Treasury, the FRB, the FDIC, and other federal agencies have enacted numerous programs, policies and regulations to address the current liquidity and credit crises.  These measures include the EESA, the American Reinvestment and Recovery Act of 2009 (ARRA), and the numerous programs, including the CPP and expanded deposit insurance coverage, enacted thereunder. In addition, the Secretary of the U.S. Treasury has proposed fundamental changes to the regulation of financial institutions, markets and products.

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

We accepted an investment of $7.5 million from the U.S. Treasury under the CPP. The Agreement we (and all other participating institutions) entered into with the U.S. Treasury, provides that the U.S. Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes.  As a result of this provision, the U.S. Treasury and Congress may impose additional requirements or restrictions on us and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters.  We may be required to expend additional resources in order to comply with these requirements.  Such additional requirements could impair our ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the U.S. Treasury.  To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in ARRA and the regulations issued in June 2009, we may be less competitive in attracting and retaining successful incentive compensation based lenders and customer relations personnel, or senior executive officers.

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

FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future.  A large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, which was collected on September 30, 2009.  Additional special assessments may be imposed by the FDIC in the future, including a possible additional assessment in 2009.  We participate in the FDIC's TLGP for noninterest-bearing transaction deposit accounts.  Banks that participate in the TLGP pays the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies, as well.  The TLGP was originally scheduled to end December 31, 2009, but in August 2009, the FDIC has extended the TLGP to June 30, 2010, but is charging a higher fee to banks that elect to participate in the extension.  These changes will cause our deposit insurance expense to increase. These actions could significantly increase our noninterest expense for the foreseeable future.

In November 2009, the FDIC adopted a final rule to recapitalize the DIF by requiring insured institutions to prepay their insurance premiums for the quarter ending December 31, 2009 and for the years ending December 31, 2010, 2011 and 2012.  The prepayment was collected on December 30, 2009 and totaled $2.1 million.  The FDIC further proposed that assessments for the years ending December 31, 2011 and 2012 would increase by three basis points, and would be based upon assumed increases in insured deposits of 5% annually through 2012.  An increase in assessment rates will result in a further increase in our FDIC general insurance premium expense, and the prepayment of insurance premiums increased our non-earning assets.

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

The Corporation owns and leases numerous other premises for use in conducting business activities.  The Corporation considers these facilities owned or occupied under lease to be adequate.  For additional information regarding the Corporation’s properties, see “Notes to Consolidated Financial Statements” beginning on page F-7.

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

Item  4.  (Removed and Reserved)

PART II

Item  5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp. common stock is traded on NASDAQ Capital Markets (NASDAQ) under the symbol “EMCF”.  The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc.	Janney Montgomery Scott LLC	Monroe Securities, Inc.
4 Tower Bridge, Suite 300	1801 Market Street	100 North Riverside Plaza
200 Bar Harbor Drive	Philadelphia, PA 19103-1675	Suite 1620
West Conshohocken, PA 19428	Telephone: (215) 665-6000	Chicago, IL 60606
Telephone: (800) 889-6440		Telephone: (312) 327-2530

The Corporation has traditionally paid regular quarterly cash dividends.  Future dividends will be determined by the Board of Directors after giving consideration to the Corporation’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.  As a result of the Corporation’s participation in the U.S. Treasury’s CPP, the Corporation may not pay a dividend in excess of $0.32 per share until the earlier of December 23, 2011 or the date the preferred shares have been redeemed in whole or transferred to a non-affiliated third party.  For additional information regarding the Corporation’s participation in the CPP, see “Notes to Consolidated Financial Statements” beginning on page F-7.

The following table sets forth the high and low sale market prices of the Corporation’s common stock as well as cash dividends paid for the quarterly periods presented:

	Market Price			Cash
	High	Low	Close	Dividend

2009:
Fourth quarter	$17.10	$12.11	$13.85	$0.14
Third quarter	18.30	15.85	17.10	0.14
Second quarter	23.50	17.50	18.00	0.14
First quarter	23.50	18.00	21.50	0.32

2008:
Fourth quarter	$24.50	$20.05	$23.50	$0.34
Third quarter	26.50	21.00	24.00	0.32
Second quarter	28.00	24.60	25.75	0.32
First quarter	28.35	24.55	26.50	0.32

As of December 31, 2009, there were approximately 720 stockholders of record and 1,431,404 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes.  The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares.  Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees.  To obtain a plan document and authorization card call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2009.

Item 6.  Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations.  This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported a decrease in net income of $891,000 or 36.7% for 2009 as consolidated net income before accumulated preferred stock dividends and discount accretion amounted to $1.5 million or $0.80 per common share for 2009, compared to net income of $2.4 million or $1.87 per common share for 2008.  Net income was impacted by the following:

•
Net interest income grew by $1.8 million or 16.7% in 2009.  This increase was driven by loan growth through the fourth quarter 2008 acquisition of ECSLA which added $7.3 million to the Corporation’s loan portfolio, the extension of three, one-year tax anticipation notes to local municipalities totaling $11.5 million during the first quarter of 2009, and the third quarter 2009 purchase of a branch banking office in Titusville, Pennsylvania from PNC/National City in which $32.6 million of loans were acquired.

•	The provision for loan losses increased $867,000 as a result of continued loan growth and pressure on borrowers related to the prevailing poor national economic conditions.
•
Impairment charges totaling $898,000 were recognized during the third quarter of 2009 related to three marketable equity securities.  Offsetting these impairment charges, the Corporation realized gains on the sale of certain U.S. government agency and mortgage-backed securities totaling $864,000.

•
Costs associated with the Titusville branch purchase totaled $592,000 and were recorded during the second and third quarters of 2009.  These costs included legal, project management, data conversion and valuation services, printing and mailing costs of required disclosure material, customer check replacement and other conversion costs.

•
Stock offering costs totaling $484,000 were recognized during the fourth quarter of 2009 as the Corporation withdrew its common stock offering.  These costs were primarily professional fees incurred for legal and accounting services.  Also contributing to stock offering costs were fees associated with printing and filing various documents and travel expenses.

•
Regular quarterly FDIC insurance premiums increased $402,000 from 2008 to 2009.  In addition, the Bank recorded a $178,000 one-time charge during the second quarter of 2009 related to a special assessment that was assessed on all FDIC insured depository institutions.

•	The Corporation recorded extraordinary income in 2008 totaling $906,000 associated with the acquisition of ECSLA.
•	The Corporation’s total assets grew by $91.9 million during 2009, primarily related to the Titusville branch purchase.

Changes in Financial Condition

Total assets increased $91.9 million or 24.5% to $467.5 million at December 31, 2009 from $375.7 million at December 31, 2008.  This increase was due primarily to increases in securities available for sale, net loans receivable and cash and equivalents of $33.8 million, $27.8 million and $22.4 million, respectively.

The increase in the Corporation’s total assets was primarily funded by increases in total liabilities of $91.0 million or 26.8% and total stockholders’ equity of $911,000 or 2.5%.  The increase in total liabilities was primarily due to an increase in total deposits of $98.7 million or 34.4%, partially offset by a decrease in borrowed funds of $8.2 million or 17.0%.

Cash and cash equivalents.  These accounts increased a combined $22.4 million or 135.1% to $39.0 million at December 31, 2009 from $16.6 million at December 31, 2008.  This increase was primarily due to cash received from the Titusville branch office purchase that had not yet been deployed into higher-yielding assets.  Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds.  Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities.  Securities increased $33.8 million or 47.3% to $105.2 million at December 31, 2009 from $71.4 million at December 31, 2008.  This increase was primarily related to the partial deployment of cash received from the Titusville branch office purchase into higher-yielding investment securities, offset by security calls, sales and repayments.

Loans receivable.  Net loans receivable increased $27.8 million or 10.5% to $292.6 million at December 31, 2009 from $264.8 million at December 31, 2008, primarily related to $32.6 million of loans acquired through the Titusville branch purchase, offset by normal amortization and payoffs.  Home equity loans and lines of credit increased $19.8 million or 34.5%, commercial real estate increased $4.3 million or 5.0% and consumer loans increased $3.5 million or 36.7%.

Non-performing assets.  Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, repossessions and real estate owned.  Non-performing assets were $2.6 million or 0.56% of total assets at December 31, 2009 compared to $1.1 million or 0.28% of total assets at December 31, 2008.  Non-performing assets consisted of non-performing loans, repossessions and real estate owned of $2.4 million, $40,000 and $173,000, respectively, at December 31, 2009 and $1.0 million, $0 and $50,000, respectively, at December 31, 2008.  This increase in non-performing assets was due to continued pressure on borrowers related to the prevailing poor economic climate.  At December 31, 2009, non-performing assets consisted primarily of commercial and residential mortgage loans.

Federal bank stocks.  Federal bank stocks were comprised of FHLB stock and FRB stock of $3.5 million and $662,000, respectively, at December 31, 2009.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks.  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.  Management evaluated the FHLB stock for impairment and determined that no impairment charge was necessary as of December 31, 2009.

Bank-owned life insurance (BOLI).  The Corporation maintains single premium life insurance policies on twenty current and former officers and employees of the Bank.  In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs.  Increases in this account during 2009 were associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment.  Premises and equipment increased $561,000 or 6.5% to $9.2 million at December 31, 2009 from $8.6 million at December 31, 2008.  The overall increase in premises and equipment during the year was due to capital expenditures of $1.5 million, partially offset by normal depreciation and amortization of $860,000.  Major capital expenditures during the year included the construction of a new building for the Corporation’s East Brady, Pennsylvania branch office and extensive renovations at the Ridgway, Pennsylvania branch office.

Goodwill.  Goodwill increased $2.2 million or 157.2% to $3.7 million at December 31, 2009 from $1.4 million at December 31, 2008. In connection with the Titusville branch purchase, the Bank recorded goodwill of $2.2 million.  Goodwill represents the excess of the total purchase price paid for the Titusville branch over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  The entire amount of goodwill will be tax deductible and amortized over 15 years for income tax purposes.  Goodwill will be evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired.

Core deposit intangible.  Core deposit intangible was $2.6 million at December 31, 2009.  In connection with the assumption of deposits through the Titusville branch purchase, the Bank recorded a core deposit intangible of $2.8 million.  This asset represents the value ascribed to the long-term value of the core deposits acquired.  Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles.  The fair value was derived using an industry standard financial instrument present value methodology.  All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure.  This intangible asset will be amortized on a double declining balance method of amortization over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.  During 2009, the Corporation recorded $203,000 of intangible amortization related to the core deposit intangible.

Deposits.  Total deposits increased $98.7 million or 34.4% to $385.3 million at December 31, 2009 from $286.6 million at December 31, 2008.  Noninterest bearing deposits increased $10.7 million or 19.0% during the year and interest bearing deposits increased $88.0 million or 38.2%.  Overall deposit growth was primarily attributable to the Titusville branch purchase, as deposits assumed with the branch purchase totaled $90.8 million.  Organic deposit growth in existing offices totaled $7.9 million or 2.8%.

Borrowed funds.  Borrowed funds decreased $8.2 million or 17.0% to $40.0 million at December 31, 2009 from $48.2 million at December 31, 2008 related to a decrease in short-term borrowings.

Stockholders’ equity.  Stockholders’ equity increased $911,000 or 2.5% to $37.0 million at December 31, 2009 from $36.1 million at December 31, 2008 resulting primarily from an increase in retained earnings totaling $127,000 related to net income less preferred and common stock dividends and a decrease in accumulated other comprehensive loss totaling $645,000, resulting primarily from a change in the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income of $1.5 million and $2.4 million in 2009 and 2008, respectively.  The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the net interest income and interest expense components of net income.

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

	Year ended December 31,
	2009			2008
	Average		Yield /	Average		Yield /
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$269,192	$16,768	6.23%	$240,714	$15,906	6.61%
Loans, tax-exempt	14,841	614	4.14%	5,954	370	6.21%
Total loans receivable	284,033	17,382	6.12%	246,668	16,276	6.60%
Securities, taxable	51,227	1,871	3.65%	44,447	1,992	4.48%
Securities, tax-exempt	20,595	1,256	6.10%	14,031	921	6.56%
Total securities	71,822	3,127	4.35%	58,478	2,913	4.98%
Interest-earning deposits with banks	33,107	362	1.09%	7,515	201	2.67%
Federal bank stocks	4,044	28	0.69%	2,868	102	3.56%
Total interest-earning cash equivalents	37,151	390	1.05%	10,383	303	2.92%
Total interest-earning assets	393,006	20,899	5.32%	315,529	19,492	6.18%
Cash and due from banks	2,187			5,512
Other noninterest-earning assets	18,627			14,928
Total Assets	$413,820			$335,969
Interest-bearing liabilities:
Interest-bearing demand deposits	$125,797	1,049	0.83%	$92,208	1,332	1.44%
Time deposits	138,855	4,843	3.49%	121,275	5,083	4.19%
Total interest-bearing deposits	264,652	5,892	2.23%	213,483	6,415	3.00%
Borrowed funds, short-term	15,611	124	0.79%	10,096	182	1.80%
Borrowed funds, long-term	35,000	1,566	4.47%	35,000	1,571	4.49%
Total borrowed funds	50,611	1,690	3.34%	45,096	1,753	3.89%
Total interest-bearing liabilities	315,263	7,582	2.40%	258,579	8,168	3.16%
Noninterest-bearing demand deposits	58,126	-	-	48,696	-	-
Funding and cost of funds	373,389	7,582	2.03%	307,275	8,168	2.66%
Other noninterest-bearing liabilities	4,076			2,762
Total Liabilities	377,465			310,037
Stockholders' Equity	36,355			25,932
Total Liabilities and Stockholders' Equity	$413,820			$335,969
Net interest income		$13,317			$11,324
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.92%			3.02%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.39%			3.59%

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

	2009 versus 2008
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$2,345	$(1,239)	$1,106
Securities	611	(397)	214
Interest-earning deposits with banks	340	(179)	161
Federal bank stocks	30	(104)	(74)

Total interest-earning assets	3,326	(1,919)	1,407

Interest expense:
Deposits	1,346	(1,869)	(523)
Borrowed funds	200	(263)	(63)

Total interest-bearing liabilities	1,546	(2,132)	(586)

Net interest income	$1,780	$213	$1,993

2009 Results Compared to 2008 Results

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $1.5 million and $2.4 million for 2009 and 2008, respectively.  The $891,000 or 36.6% decrease in net income was attributed to increases in noninterest expense and the provision for loan losses of $1.6 million and $867,000, respectively, partially offset by increases in net interest income and noninterest income of $1.8 million and $343,000, respectively, and a decrease in the provision for income taxes of $298,000.  In addition, during 2008, the Corporation recorded extraordinary income totaling $906,000 associated with the ECSLA acquisition.

Net interest income.  The primary source of the Corporation’s revenue is net interest income.  Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets.  Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates.  Tax equivalent net interest income increased $2.0 million to $13.3 million for 2009, compared to $11.3 million for 2008.  This increase in net interest income can be attributed to an increase in tax equivalent interest income of $1.4 million and a decrease in interest expense of $586,000.

Interest income.  Tax equivalent interest income increased $1.4 million or 7.2% to $20.9 million for 2009, compared to $19.5 million for 2008.  This increase can be attributed to increases in interest earned on loans, securities and interest-earning deposits of $1.1 million, $214,000, and $161,000, partially offset by a decrease in dividends on federal bank stocks of $74,000.

Tax equivalent interest earned on loans receivable increased $1.1 million or 6.8% to $17.4 million for 2009, compared to $16.3 million for 2008.  During that time, average loans increased $37.4 million or 15.2%, generating $2.3 million of additional loan interest income.  The increase in average loans outstanding can primarily be attributable to loans acquired through the Titusville branch purchase.  Offsetting this favorable asset growth, the yield on loans decreased 48 basis points to 6.12% for 2009, versus 6.60% for 2008 due to declines in market interest rates throughout 2009 causing a $1.2 million decrease in interest income.

Tax equivalent interest earned on securities increased $214,000 or 7.3% to $3.1 million for 2009, compared to $2.9 million for 2008.  During this time, average securities increased $13.3 million or 22.8% accounting for $611,000 in additional security interest income.  This increase was primarily related to the deployment of cash received in association with the Titusville branch purchase into higher yielding investment securities.  The average yield on securities decreased 63 basis points to 4.35% for 2009, versus 4.98% for 2008 in part due to calls of certain higher rate securities and purchases of shorter term, lower yielding investments.

Interest earned on interest-earning deposit accounts increased $161,000 or 80.1% to $362,000 for 2009, compared to $201,000 for 2008.  Average interest-earning deposits increased $25.6 million or 340.6% primarily related to cash received from the Titusville branch purchase and the timing associated with the deployment of that cash. This increase generated $340,000 of additional interest income.  Partially offsetting the favorable volume variance, the average yield decreased 158 basis points due primarily to a change in asset mix from primarily certificates of deposit to cash held with the Federal Reserve resulting in a $179,000 decrease in interest income.  Interest earned on federal bank stocks decreased $74,000 or 72.6% to $28,000 for 2009, compared to $102,000 for 2008 due to the suspension of dividend payments by the FHLB.

Interest expense.  Interest expense decreased $586,000 or 7.2% to $7.6 million for 2009, compared to $8.2 million for 2008.  This decrease can be attributed to decreases in interest incurred on interest-bearing deposits and borrowed funds of $523,000 and $63,000, respectively.

Deposit interest expense decreased $523,000 or 8.2% to $5.9 million for 2009, compared to $6.4 million for 2008.  Declines in market interest rates caused the rate on interest-bearing deposits to decrease by 77 basis points to 2.23% for 2009 versus 3.00% for 2008 accounting for a $1.9 million decrease in interest expense.  Average interest-bearing deposits increased $51.2 million or 24.0%, primarily due to deposits assumed related to the Titusville branch purchase.  This increase accounted for $1.3 million in additional interest expense.

Interest expense on borrowed funds decreased $63,000 or 3.6% to $1.7 million for 2009, compared to $1.8 million for 2008.  The average rate on borrowed funds decreased 55 basis points to 3.34% for 2009 versus 3.89% for 2008 due to lower short-term borrowing rates in 2009.  This decrease in rate accounted for $263,000 of reduced interest expense.  Average borrowed funds increased $5.5 million or 12.2% accounting for an increase in interest expense of $200,000.

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

The provision for loan losses increased $867,000 to $1.4 million for 2009, compared to $500,000 for 2008. The Corporation’s allowance for loan losses amounted to $3.2 million or 1.08% of the Corporation’s total loan portfolio at December 31, 2009, compared to $2.7 million or 0.99% at December 31, 2008.  The allowance for loan losses as a percentage of non-performing loans at December 31, 2009 and 2008 was 132.4% and 262.2%, respectively.  The increase in the provision for loan losses was due to management’s estimates of the impact on the loan portfolio of credit defaults related to the continued recessionary economic climate, charge-offs, increases in classified and nonperforming assets and loan growth in general.

Noninterest income.  Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on BOLI.  Noninterest income increased $343,000 or 13.8% to $2.8 million for 2009, compared to $2.5 million for 2008.  This increase was primarily due to a decrease in net losses on securities available for sale.  During 2009, the Corporation realized security losses of $898,000 as management determined that three marketable equity securities were impaired.  The impairment of these financial industry securities were considered to be other than temporary due to developments in the financial conditions and near-term prospects of the issuers, a downturn of economic conditions of the industry and deteriorating book values of the securities.  Offsetting these impairment charges, the Corporation sold several U.S. agency and mortgage-backed securities and realized gains of $864,000.  During 2008, the Corporation realized security losses of $391,000 as management determined that two marketable equity securities were impaired.

Noninterest expense.  Noninterest expense increased $1.6 million or 14.4% to $12.6 million for 2009, compared to $11.0 million for 2008.  This increase in noninterest expense was comprised of increases in premises and equipment, intangible amortization, professional fees, federal deposit insurance and other expenses, partially offset by a decrease in compensation and employee benefits expense.

The largest component of noninterest expense, compensation and employee benefits, decreased $293,000 or 4.6% to $6.1 million for 2009, compared to $6.3 million for 2008.  This decrease was primarily due to the elimination of the Corporation’s incentive programs as part of its capital management and preservation plan adopted during the first quarter of 2009.  In addition, severance charges were recognized in the fourth quarter of 2008, principally associated with the previously disclosed retirement of the Corporation’s former Chairman of the Board, President and Chief Executive Officer.

Premises and equipment expense increased $185,000 or 10.8% to $1.9 million for 2009, compared to $1.7 million for 2008, primarily related to costs associated with the Titusville branch purchase.

The Corporation recognized $203,000 of intangible amortization associated with a core deposit intangible asset of $2.8 million that was recorded related to the Titusville branch purchase transaction.

Professional fees increased $791,000 to $1.3 million for 2009, compared to $501,000 for 2008.  This increase is attributable to the aforementioned branch purchase and stock offering.  Professional fees related to the branch purchase totaled $376,000 and included legal fees, project management fees and conversion assistance costs.  Professional fees associated with the stock offering, consisting mainly of legal and accounting fees, were $399,000.

FDIC expense increased $580,000 to $662,000 for 2009, compared to $82,000 for 2008.  This was the result of increases in base assessment rates for FDIC insurance premiums and a special assessment that was assessed on all FDIC insured depository institutions in 2009.  The special assessment totaled $178,000 and was recognized during the second quarter of 2009.

Other noninterest expense increased $120,000 or 5.0% to $2.5 million for 2009, compared to $2.4 million for 2008 due primarily to $216,000 of costs related to the branch purchase.  These included costs associated with customer check and debit card replacement and the printing and mailing of required legal disclosures to affected customers.  In addition, $85,000 of costs were recognized related to the stock offering consisting of printing and filing fees, NASDAQ listing fees and travel and other expenses.

The provision for income taxes decreased $298,000 or 83.7% to $58,000 for 2009, compared to $356,000 for 2008 due to lower pre-tax income with an increased portion of pre-tax income being generated from tax-exempt investment securities and loans.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at December 31, 2009, the Corporation’s interest-earning assets maturing or repricing within one year totaled $141.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $136.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $4.8 million or 1.0% of total assets.  At December 31, 2009, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 103.5%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2009 which are expected to mature, prepay or reprice in each of the future time periods presented:

	Due in	Due within	Due within	Due within	Due in
	six months	six months	one to	three to	over
(Dollar amounts in thousands)	or less	to one year	three years	five years	five years	Total

Total interest-earning assets	$108,606	$32,399	$129,331	$81,372	$82,653	$434,361

Total interest-bearing liabilities	86,715	49,538	92,557	74,712	116,860	420,382

Maturity or repricing gap during the period	$21,891	$(17,139)	$36,774	$6,660	$(34,207)	$13,979

Cumulative gap	$21,891	$4,752	$41,526	$48,186	$13,979

Ratio of gap during the period to total assets	4.68%	(3.67)%	7.87%	1.42%	(7.32)%

Ratio of cumulative gap to total assets	4.68%	1.02%	8.88%	10.31%	2.99%

Total assets						$467,526

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, for the years ended December 31, 2009 and 2008, respectively.  This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2009 remained constant.  The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing gradually during a one-year period from the December 31, 2009 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2009 Net interest income - increase (decrease)	2.64%	4.42%	(5.87)%	(11.02)%

2008 Net interest income - increase (decrease)	2.71%	3.37%	(4.42)%	(7.52)%

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

Capital Resources

Total stockholders’ equity increased $911,000 or 2.5% to $37.0 million at December 31, 2009 from $36.1 million at December 31, 2008.  Net income of $1.5 million in 2009 represented a decrease in earnings of $891,000 or 36.7% compared to 2008.  Returns on average equity and assets were 4.23% and 0.37%, respectively, for 2009.

The Corporation has maintained a strong capital position with a capital to assets ratio of 7.9% at December 31, 2009.  In an effort to sustain this strong capital position, regular cash dividends on common stock decreased to $1.1 million in 2009 from $1.7 million in 2008.  Stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 47% of registered shareholder accounts active in the plan at December 31, 2009.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of shareholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements.  Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions.  At December 31, 2009, the Corporation and the Bank were in excess of all regulatory capital requirements.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities.  During 2009, the Corporation used its sources of funds primarily to fund loan commitments.  As of December 31, 2009, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $46.1 million, and standby letters of credit totaling $1.5 million.  The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2009, time deposits amounted to $164.2 million or 42.6% of the Corporation’s total consolidated deposits, including approximately $53.0 million, which are scheduled to mature within the next year.  Management of the Corporation believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans.  At December 31, 2009, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $130.3 million.

The Corporation paid quarterly cash dividends over the past two years and determined to reduce the quarterly cash dividend from $0.32 per share to $0.14 per share effective for the second quarter of 2009.  The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management has identified the following as critical accounting policies.

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

Other-than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the intent of the Corporation to sell a security, and (4) whether it is more likely than not the Corporation will have to sell the security before recovery of its cost basis.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 17, 2010, the Corporation’s Board of Directors dismissed its independent auditors, ParenteBeard LLC (ParenteBeard).  ParenteBeard will complete its engagement as independent auditor for the Corporation’s fiscal year ended December 31, 2009 upon the filing of the Corporation’s Form 10-K for the year ended December 31, 2009.  ParenteBeard’s report on the Corporation’s consolidated financial statements during the two most recent fiscal years preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change accountants was approved by the Corporation’s Audit Committee.  During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Corporation and ParenteBeard on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or principles, which disagreement(s), if not resolved to the satisfaction of ParenteBeard, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.  None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to the date hereof.

Effective February 17, 2010, the Corporation engaged Crowe Horwath LLP (Crowe Horwath) as its independent auditors for the fiscal year ending December 31, 2010.  The Corporation engaged Crowe Horwath to perform limited non-audit services related to the years ending December 31, 2009 and 2008.  The services performed during this period included preparation of consolidated federal and state tax returns, assisting management with quarterly estimated tax payments, effective tax rates, deferred tax inventory, tax related journal entries and discussions on tax matters related to a branch acquisition.  On occasion, Crowe Horwath also informally discussed with management of the Corporation general accounting topics and/or issues.

The nature of Crowe Horwath’s involvement with the Corporation as indicated above did not result in any conclusion on the type of  audit opinion(s) rendered or to be rendered, views expressed, management’s final decisions as to the accounting, auditing  or financial reporting requirements nor a disagreement or reportable event.

Item 9A(T).  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its CEO and PAO, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

As of December 31, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its valuation.

During the fourth quarter of fiscal year 2009, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information  required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 28, 2010 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

2.1	Agreement and Plan of Merger by and between Emclaire Financial Corp. and Elk County Savings and Loan Association. (1)

3.1	Articles of Incorporation of Emclaire Financial Corp. (2)

3.2	Bylaws of Emclaire Financial Corp. (2)

3.3	Statement with respect to shares for Preferred Stock. (3)

4.0	Specimen Stock Certificate of Emclaire Financial Corp. (4)

4.1	Form of certificate for Preferred Stock. (3)

4.2	Warrant for purchase of shares of Common Stock. (3)

10.1	Employment Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (5)

10.2	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (5)

10.3	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008.

10.4	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (6)

10.5	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (6)

10.6	Adoption of Farmers National Bank of Emlenton Deferred Compensation Plan. (7)

10.7	Letter Agreement, dated December 23, 2008 between the Corporation and the U.S. Department of the Treasury. (3)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

13.0	Annual Report to Stockholders for the fiscal year ended December 31, 2009.

14.0	Code of Personal and Business Conduct and Ethics. (8)

20.0	Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan. (9)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer 302 Certification.

31.2	Principal Accounting Officer 302 Certification.

32.1	Principal Executive Officer 906 Certification.

32.2	Principal Accounting Officer 906 Certification.

99.1	Principal Executive Officer 111 Certification.

99.2	Principal Financial Officer 111 Certification.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2008.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 23, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2007.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.

Dated: March 22, 2010	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer
	Chief Executive Officer		(Principal Accounting Officer)
President
Director
(Principal Executive Officer)

Date: March 22, 2010		Date: March 22, 2010

By:	/s/ Ronald L. Ashbaugh	By:	/s/ David L. Cox
	Ronald L. Ashbaugh		David L. Cox
	Director		Director

Date: March 22, 2010		Date: March 22, 2010

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date: March 22, 2010		Date: March 22, 2010

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date: March 22, 2010		Date: March 22, 2010

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director

Date: March 22, 2010		Date: March 22, 2010

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Emclaire Financial Corp.
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp. and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009.  Emclaire Financial Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Pittsburgh, Pennsylvania
March 22, 2010

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,
	2009	2008
Assets
Cash and due from banks	$2,822	$4,292
Interest earning deposits with banks	36,130	12,279
Total cash and cash equivalents	38,952	16,571
Securities available for sale, at fair value	105,243	71,443
Loans receivable, net of allowance for loan losses of $3,202 and $2,651	292,615	264,838
Federal bank stocks, at cost	4,125	3,797
Bank-owned life insurance	5,388	5,186
Accrued interest receivable	1,574	1,519
Premises and equipment, net	9,170	8,609
Goodwill	3,657	1,422
Core deposit intangible	2,585	-
Prepaid expenses and other assets	4,217	2,279
Total Assets	$467,526	$375,664

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$67,033	$56,351
Interest bearing	318,292	230,296
Total deposits	385,325	286,647
Borrowed funds:
Short-term	5,000	13,188
Long-term	35,000	35,000
Total borrowed funds	40,000	48,188
Accrued interest payable	711	761
Accrued expenses and other liabilities	4,456	3,945
Total Liabilities	430,492	339,541

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; 7,500 shares issued and outstanding	7,430	7,412
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,559,421 shares issued; 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,685	14,564
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	15,967	15,840
Accumulated other comprehensive loss	(432)	(1,077)
Total Stockholders' Equity	37,034	36,123
Total Liabilities and Stockholders' Equity	$467,526	$375,664

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2009	2008
Interest and dividend income
Loans receivable, including fees	$17,203	$16,162
Securities:
Taxable	1,871	1,992
Exempt from federal income tax	870	636
Federal bank stocks	28	102
Deposits with banks	362	201
Total interest and dividend income	20,334	19,093
Interest expense
Deposits	5,892	6,415
Short-term borrowed funds	124	182
Long-term borrowed funds	1,566	1,571
Total interest expense	7,582	8,168
Net interest income	12,752	10,925
Provision for loan losses	1,367	500
Net interest income after provision for loan losses	11,385	10,425
Noninterest income
Fees and service charges	1,495	1,638
Commissions on financial services	389	449
Title premiums	62	-
Other-than-temporary impairment losses on equity securities	(898)	(391)
Net gain on sales of loans	4	6
Net gain on sales of available for sale securities	864	-
Earnings on bank-owned life insurance	232	227
Other	682	558
Total noninterest income	2,830	2,487
Noninterest expense
Compensation and employee benefits	6,054	6,347
Premises and equipment	1,899	1,714
Intangible asset amortization	203	-
Professional fees	1,292	501
Federal deposit insurance	662	82
Other	2,508	2,388
Total noninterest expense	12,618	11,032
Income before provision for income taxes and extraordinary item	1,597	1,880
Provision for income taxes	58	356
Income before extraordinary item	1,539	1,524
Extraordinary item, gain on business combination	-	906
Net income	1,539	2,430
Accumulated preferred stock dividends and discount accretion	393	-
Net income available to common stockholders	$1,146	$2,430

Earnings per common share
Net income before extraordinary item	$0.80	$1.17
Extraordinary item, gain on business combination	-	0.70
Net income (basic)	$0.80	$1.87
Net income (diluted)	$0.80	$1.87

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Warrants	Stock	Capital	Stock	Earnings	Loss	Equity
Balance at January 1, 2008	$-	$-	$1,745	$10,902	$(2,653)	$15,114	$(405)	$24,703
Comprehensive income:
Net income						2,430		2,430
Change in net unrealized losses on securities available for sale, net of taxes of $129							251	251
Change in funded status of defined benefit plan, net of taxes of ($475)							(923)	(923)
Comprehensive income								1,758
Issuance of common stock			204	3,549				3,753
Issuance of preferred stock	7,412							7,412
Issuance of warrants		88						88
Stock compensation expense				113				113
Cash dividends declared on common
stock ($1.30 per share)						(1,704)		(1,704)
Balance at December 31, 2008	7,412	88	1,949	14,564	(2,653)	15,840	(1,077)	36,123
Comprehensive income:
Net income						1,539		1,539
Change in net unrealized losses on securities available for sale, for which a portion of an other than temporary impairment has been recognized in earnings, net of taxes of $145							280	280
Change in net unrealized losses on securities available for sale, net of taxes of ($70)							(135)	(135)
Change in funded status of defined benefit plan, net of taxes of $258							500	500
Comprehensive income								2,184
Stock compensation expense				121				121
Preferred dividends and amortization of discount	18					(353)		(335)
Cash dividends declared on common stock ($0.74 per share)						(1,059)		(1,059)
Balance at December 31, 2009	$7,430	$88	$1,949	$14,685	$(2,653)	$15,967	$(432)	$37,034

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$1,539	$2,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	860	737
Provision for loan losses	1,367	500
Amortization of premiums and (accretion of discounts), net	176	(161)
Amortization of intangible assets and mortgage servicing rights	220	17
Securities impairment loss recognized in earnings	898	391
Realized gains on sales of available for sale securities, net	(864)	-
Net gains on sales of loans	(4)	(6)
Net (gains) losses on foreclosed real estate	4	(96)
Net gains on sales of bank premises and equipment	(16)	-
Originations of loans sold	(159)	(1,209)
Proceeds from the sale of loans	163	1,215
Restricted stock and stock option compensation	121	113
Increase in bank-owned life insurance, net	(202)	(199)
(Increase) decrease in accrued interest receivable	88	(154)
Increase in deferred taxes	(286)	(433)
Increase in prepaid expenses and other assets	(1,627)	(913)
Decrease in accrued interest payable	(50)	(10)
Increase in accrued expenses and other liabilities	1,011	1,438
Net cash provided by operating activities	3,239	3,660
Cash flows from investing activities
Loan originations and principal collections, net	2,784	(35,818)
Available for sale securities:
Sales	20,513	-
Maturities, repayments and calls	40,697	70,999
Purchases	(94,720)	(90,361)
Purchase of federal bank stocks	(328)	(1,135)
Proceeds from the sale of bank premises and equipment	203	-
Proceeds from the sale of foreclosed real estate	99	463
Net cash received in branch acquisition	54,923	-
Purchases of premises and equipment	(1,530)	(1,442)
Net cash provided by (used in) investing activities	22,641	(57,294)
Cash flows from financing activities
Net increase in deposits	6,083	42,385
Net change in short-term borrowings	(8,188)	7,788
Proceeds from sale of preferred stock	-	7,412
Issuance of warrants	-	88
Proceeds from sale of common stock	-	3,753
Dividends paid	(1,394)	(1,704)
Net cash provided by (used in) financing activities	(3,499)	59,722
Net increase in cash and cash equivalents	22,381	6,088
Cash and cash equivalents at beginning of period	16,571	10,483
Cash and cash equivalents at end of period	$38,952	$16,571

Supplemental information:
Interest paid	$7,632	$8,178
Income taxes paid	183	805

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	227	288

Summary of branch acquisition:
Fair value of deposits assumed	92,596	-
Less: Fair value of tangible assets acquired	32,673	-
Cash received in acquisition	54,923	-
Goodwill and other intangibles recorded	$5,000	$-

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

Restrictions on Cash.  Cash on hand or on deposit with the Federal Reserve Bank of Cleveland (FRB) of approximately $60,000 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008.  Both required and excess reserves earn interest.

Securities.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized using the interest method over the term of the securities.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Securities (continued).  Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the intent of the Corporation to sell a security, and (4) whether it is more likely than not the Corporation will have to sell the security before recovery of its cost basis.  If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will have to sell the security before recovery of its cost basis, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost.  Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

Allowance for Loan Losses (continued).  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Federal Bank Stocks.  The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, at cost.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.

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

Goodwill and Intangible Assets.  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities.  Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated lives, generally less than ten years.  Customer relationship intangible assets arise from the purchase of a customer list from another company or individual and then are amortized on a straight-line basis over two years.  Goodwill is not amortized and is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Real Estate Acquired Through Foreclosure (REO).  Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results.  Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $173,000 and $50,000 at December 31, 2009 and 2008, respectively.

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

Earnings Per Common Share (EPS).  EPS on income before extraordinary income is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding during the period and EPS on the extraordinary item is computed by dividing the extraordinary item by the weighted average number of common shares outstanding during the period.  Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 107,500 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their effects were not dilutive.

Comprehensive Income.  Comprehensive income includes net income from operating results and the net change in accumulated other comprehensive income.  Accumulated other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet.  The effects of other comprehensive income are presented as part of the statement of changes in stockholders’ equity.

Operating Segments.  Operations are managed and financial performance is evaluated on a corporate-wide basis.  Accordingly, all financial services operations are considered by management to be aggregated in one reportable operating segment.

Retirement Plans.  The Corporation maintains a noncontributory defined benefit plan covering substantially all employees and officers.  Effective January 1, 2009 the plan was closed to new participants. The plan calls for benefits to be paid to eligible employees at retirement based primarily on years of service and compensation rates near retirement.  The Corporation also maintains a 401(k) plan, which covers substantially all employees, and a supplemental executive retirement plan for key executive officers.

Stock Compensation Plans.  The Corporation follows guidance issued by the Financial Accounting Standards Board (FASB) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost is measured based on the fair value of the equity or liability instruments issued.  The guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  An entity is required to measure the cost of employee services received in exchange for the stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  An entity may use any option-pricing model that meets the fair value objective of the guidance.

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

Recently Adopted Accounting Standards.  In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (the Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization.  The guidance was effective for interim and annual periods ending after September 15, 2009.  After September 15, 2009, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC).  All other accounting literature excluded from the Codification is considered non-authoritative.  The adoption of the Codification does not have a material impact on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The guidance was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In December 2007, the FASB issued guidance that requires an acquirer to recognize assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  The guidance requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2009.  The branch purchase described in Note 2 was accounted for under this guidance.

In December 2008, the FASB issued guidance requiring additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans.  The required disclosures have been included in Note 14.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Standards (continued).  In April 2009, the FASB issued guidance amending the previous OTTI guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities.  The guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance requires an adjustment to retained earnings and other comprehensive income in the period of adoption to reclassify non-credit related impairment to other comprehensive income for debt securities that the Corporation does not have the intent to sell and will not more likely than not be required to sell.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction that is not a forced liquidation or distressed sale between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.  Adjustments to those transactions or prices should be applied to determine the appropriate fair value.  The adoption of this guidance was effective for interim and annual reporting periods ending after June 15, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of subsequent events.  Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.  In February 2010, the FASB issued amendments to this guidance clarifying which entities are required to evaluate subsequent events through the date the financial statements are issued and the scope of subsequent events disclosures. This amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Except as noted in the guidance, all amendments or additions to this guidance were effective upon issuance.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In August 2009, the FASB amended existing guidance related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This amendment clarifies how a corporation should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

In connection with the assumption of deposits, the Bank recorded a core deposit intangible of $2.8 million. This asset represents the value ascribed to the long-term value of the core deposits acquired.  Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles.  The fair value was derived using an industry standard financial instrument present value methodology.  All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure.  This intangible asset will be amortized on a double declining balance method of amortization over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.

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

Notes to Consolidated Financial Statements (continued)

2.	Business Combinations (continued)

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

The Corporation recorded the following assets and liabilities in connection with the branch purchase as of August 28, 2009:

(Dollar amounts in thousands)	Assets Acquired
	and Liabilities	Acquisition
	Assumed	Adjustments
Assets:
Cash and cash equivalents	$58,017	$(3,094	)(1)
Loans receivable, net of allowance for loan losses	32,553	(101	)(2)
Premises and equipment, net	78	-
Goodwill	-	2,213	(3)
Other intangible assets	-	2,787	(4)
Prepaid expenses and other assets	143	-
	$90,791	$1,805

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$18,974	$-
Interest bearing	71,817	1,805	(5)
	$90,791	$1,805

(1)
Represents a deposit premium paid of approxiamtely 3.4% of the average daily balance of the assumed deposits for the thirty calendar day period ending on and including the second business day prior to the closing date.

(2)	The purchase accounting adjustment on loans relates to the fair value adjustment that includes an interest rate component and a credit adjustment for estimated lifetime losses.
(3)	The goodwill adjustment relates to the recording of acquired assets and assumed liabilities at fair value.
(4)
Represents the estimated fair value of the core deposit intangible asset (approximately 6.5% of core deposits) associated with deposits assumed.  The core deposit intangible is being amortized using the double declining balance method of amortization over nine years.

(5)	The purchase accounting adjustment on deposits relates to the fair value adjustment of the certificates of deposit.

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

Notes to Consolidated Financial Statements (continued)

2.	Business Combinations (continued)

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

(Dollar amounts in thousands)	Acquired on
October 17, 2008
Assets
Cash and cash equivalents	$504
Securities available for sale	283
Loans receivable, net of allowance for loan losses of $206	7,321
Federal bank stocks, at cost	44
Other assets	47
Total assets acquired	$8,199

Liabilities
Deposits	$6,221
Other liabilities	119
Total liabilities assumed	$6,340

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

The warrant has a 10-year term with an exercise price equal to $22.45 per share of common stock.

Notes to Consolidated Financial Statements (continued)

4.	Securities

The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
December 31, 2009:
U.S. Treasury and federal agency	$2,976	$25	$-	$3,001
U.S. government sponsored entities and agencies	50,953	113	(269)	50,797
Mortgage-backed securities: residential	16,459	109	(38)	16,530
Collateralized mortgage obligations	5,130	4	(4)	5,130
State and political subdivision	26,271	696	-	26,967
Equity securities	3,003	-	(185)	2,818
	$104,792	$947	$(496)	$105,243
December 31, 2008:
U.S. government sponsored entities and agencies	$19,985	$139	$(47)	$20,077
Mortgage-backed securities: residential	16,672	546	-	17,218
Collateralized mortgage obligations	13,134	40	(12)	13,162
State and political subdivision	13,543	270	(5)	13,808
Corporate securities	3,984	-	-	3,984
Equity securities	3,893	-	(699)	3,194
	$71,211	$995	$(763)	$71,443

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2009	2008

Proceeds	$20,513	$-
Gross gains	864	-
Tax provision related to gains	294	-

The following table summarizes scheduled maturities of the Corporation’s securities as of December 31, 2009:

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$104	$105
Due after one year through five years	50,787	50,731
Due after five through ten years	19,921	20,255
Due after ten years	30,977	31,334
No scheduled maturity	3,003	2,818
	$104,792	$105,243

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with carrying values of $20.7 million and $13.0 million as of December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2009:
U.S. government sponsored entities and agencies	$32,716	$(269)	$-	$-	$32,716	$(269)
Mortgage-backed securities: residential	1,961	(38)	-	-	1,961	(38)
Collateralized mortgage obligations	1,275	(2)	910	(2)	2,185	(4)
Equity securities	1,341	(110)	686	(75)	2,027	(185)
	$37,293	$(419)	$1,596	$(77)	$38,889	$(496)

December 31, 2008:
U.S. government sponsored entities and agencies	$6,452	$(47)	$-	$-	$6,452	$(47)
Collateralized mortgage obligations	9,185	(12)	-	-	9,185	(12)
State and political subdivision	2,352	(5)	-	-	2,352	(5)
Equity securities	-	-	3,128	(699)	3,128	(699)
	$17,989	$(64)	$3,128	$(699)	$21,117	$(763)

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the intent of the Corporation to sell a security, and (4) whether it is more likely than not the Corporation will have to sell the security before recovery of its cost basis.

During 2009, after evaluation of the securities portfolio, management determined that other-than-temporary impairments existed on three financial institution equity securities.  The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of September 30, 2009 and the resulting impairment losses of $898,000 were recognized in earnings during the third quarter of 2009.

During 2008, management evaluated the Corporation’s investment portfolio and determined that OTTI existed on Fannie Mae and Freddie Mac stocks.  The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market value as of June 30, 2008 and again as of September 30, 2008.  The resulting impairment losses of $391,000 were recognized in earnings during the second and third quarters of 2008.

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the OTTI of investments:

(Dollar amounts in thousands)	Gross Realized	Gross Realized	Other-than-temporary	Net Gains
	Gains	Losses	Impairment Losses	(Losses)
Year ended December 31, 2009:
Equity securities	$-	$-	$(898)	$(898)
Debt securities	864	-	-	864
	$864	$-	$(898)	$(34)

Year ended December 31, 2008:
Equity securities	$-	$-	$(391)	$(391)
Debt securities	-	-	-	-
	$-	$-	$(391)	$(391)

After realizing the impairment charges on the aforementioned equity securities, there were 33 debt securities and seven equity securities in an unrealized loss position as of December 31, 2009.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes review of the profitability and the capital adequacy and all information available to determine the credit quality of each issuer.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider those seven equity securities with unrealized losses as of December 31, 2009 to be other-than-temporarily impaired.

For debt securities, an additional and critical component of the evaluation for OTTI is the identification of credit impaired securities where it is likely that the Corporation will not receive cash flows sufficient to recover the entire amortized cost basis of the security.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider those 33 debt securities with unrealized losses as of December 31, 2009 to be other-than-temporarily impaired.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2009	2008

Mortgage loans on real estate:
Residential first mortgages	$74,099	$74,130
Home equity loans and lines of credit	77,284	57,454
Commercial real estate	89,952	85,689
	241,335	217,273
Other loans:
Commercial business	41,588	40,787
Consumer	12,894	9,429
	54,482	50,216

Total loans, gross	295,817	267,489

Less allowance for loan losses	3,202	2,651

Total loans, net	$292,615	$264,838

Following is an analysis of the changes in the allowance for loan losses for the years ended December 31:

(Dollar amounts in thousands)	2009	2008
Balance at the beginning of the year	$2,651	$2,157
Allowance for loan losses of ECSLA	-	206
Provision for loan losses	1,367	500
Charge-offs	(859)	(252)
Recoveries	43	40
Balance at the end of the year	$3,202	$2,651

Non-performing loans, which include primarily non-accrual loans, were $2.4 million and $1.0 million at December 31, 2009 and 2008, respectively.  The Corporation is not committed to lend significant additional funds to debtors whose loans are on non-accrual status.  At December 31, 2009, the recorded investment in loans considered to be impaired was $740,000.  Of the impaired loans at December 31, 2009, loans with a recorded investment of $590,000 required a specific valuation allowance of $128,000.  During 2009, impaired loans averaged $533,000.  The Corporation recognized interest income on impaired loans of approximately $71,000 on a cash basis, during 2009.  The Corporation did not have any impaired loans during the year ending December 31, 2008.  Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories whereas other loans may be included in only one category.

The Corporation is required to maintain qualifying collateral with the FHLB to secure all outstanding loans.  Loans with book values of $135.4 million and $140.0 million as of December 31, 2009 and 2008, respectively, were pledged as qualifying collateral.  The Corporation was in compliance with all FHLB credit policies at December 31, 2009.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable (continued)

The Corporation was servicing residential mortgage loans with unpaid principal balances of $6.7 million and $7.9 million at December 31, 2009 and 2008, respectively, for a third party investor.  In addition, the Corporation was servicing commercial loans with unpaid principal balances of $2.7 million and $4.8 million at December 2009 and 2008, respectively, for third party investors.  Such loans are not reflected in the consolidated balance sheet and servicing operations result in the generation of annual fee income of approximately 0.25% of the unpaid principal balances of such loans.

6.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, at cost.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.  The Bank’s investment in FHLB and FRB stocks was $3.5 million and $662,000, respectively, at December 31, 2009, and $3.5 million and $333,000, respectively, at December 31, 2008.  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluated the FHLB capital stock for impairment in accordance with relevant accounting guidance.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB capital stock as of December 31, 2009.

7.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2009	2008
Land	$1,623	$1,403
Buildings and improvements	7,364	6,710
Leasehold improvements	750	744
Furniture, fixtures and equipment	5,056	4,757
Software	2,342	2,105
Construction in progress	537	714
	17,672	16,432
Less accumulated depreciation and amortization	8,502	7,823
	$9,170	$8,609

Notes to Consolidated Financial Statements (continued)

7.	Premises and Equipment (continued)

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 were $860,000 and $737,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2009 and 2008 was $146,000 and $120,000, respectively.  Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2010	$197
2011	172
2012	124
2013	96
2014	96
Thereafter	11
$696

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,657	$-	$1,422	$-
Core deposit intangibles	4,027	1,443	1,240	1,240
Other customer relationship intangibles	20	20	20	20

Total	$7,704	$1,463	$2,682	$1,260

As discussed in Note 2, the Bank completed a branch purchase transaction during the third quarter of 2009. In connection with the branch purchase, the Bank recorded initial goodwill of $2.2 million.  After the initial goodwill was recorded, the Corporation recorded $23,000 of additional credit adjustments on certain loans acquired and adjusted the goodwill related to the branch purchase.  Goodwill represents the excess of the total purchase price paid for the Titusville branch purchase over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded in 2009.

Also, in connection with the assumption of deposits, the Bank recorded a core deposit intangible of $2.8 million.  This intangible asset will be amortized using the double declining balance method over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.  During 2009, the Corporation recorded intangible amortization expense totaling $203,000.

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Intangible Assets (continued)

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

(Dollar amounts in thousands)	Amortization
Expense
2010	$564
2011	441
2012	345
2013	271
2014	217
Thereafter	746
$2,584

9.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors.  The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.3 million and $1.1 million at December 31, 2009 and 2008, respectively.  During 2009, total principal additions and total principal repayments associated with these loans were $379,000 and $156,000, respectively.  Deposits from principal officers and directors held by the Bank at December 31, 2009 and 2008 totaled $2.3 million and $1.6 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business at market fee rates.  During 2009 and 2008, amounts paid to affiliates for such services totaled $51,000 and $174,000, respectively.

10.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2009			2008
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	-	$67,033	17.4%	-	$56,351	19.7%
Interest bearing demand deposits	0.56%	154,085	40.0%	1.31%	106,042	37.0%
Time deposits	3.25%	164,207	42.6%	3.97%	124,254	43.3%
	1.61%	$385,325	100.0%	2.21%	$286,647	100.0%

The Corporation had a total of $49.3 million and $38.8 million in time deposits of $100,000 or more at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (continued)

10.	Deposits (continued)

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%

2010	$53,007	32.3%
2011	32,521	19.8%
2012	20,370	12.4%
2013	39,620	24.1%
2014	16,084	9.8%
Thereafter	2,604	1.6%

	$164,207	100.0%

11.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2009				2008
				Weighted				Weighted
		Average	Average	average		Average	Average	average
	Balance	Balance	Rate	rate	Balance	Balance	Rate	rate

Due within 12 months	$5,000	$15,611	2.69%	0.79%	$13,188	$10,096	2.20%	1.80%
Due beyond 12 months but within 5 years	15,000	15,000	4.13%	4.19%	15,000	15,000	4.13%	4.19%
Due beyond 5 years but within 10 years	20,000	20,000	4.64%	4.69%	20,000	20,000	4.64%	4.71%
	$40,000	$50,611			$48,188	$45,096

Short-term borrowed funds at December 31, 2009 consisted of a $5.0 million advance on a line of credit with Atlantic Central Bankers Bank.  The line of credit has an interest rate equal to the greater of 4.75% or prime plus 0.5%.

Long-term borrowed funds at December 31, 2009 consist of seven, $5.0 million term advances.  The term advances mature between November 2011 and October 2017.  If these advances convert to adjustable rate borrowings, the Corporation has the opportunity to repay the advances without penalty at or after the conversion date.  All borrowings from the FHLB are secured by a blanket lien of qualified collateral.

The initial three $5.0 million borrowings have rates of 4.61%, 3.74% and 4.04%, respectively, although the rates may adjust quarterly at the option of the FHLB to the then three month LIBOR plus 20, 22 or 25 basis points, respectively, but only if the three month LIBOR exceeds 8.0%.

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds (continued)

In addition, the Corporation borrowed four additional $5.0 million 10 year term advances at initial interest rates of 4.98%, 4.83%,4.68% and 4.09%, respectively.  Two of these borrowings are fixed for the first two years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 24 basis points.  The third borrowing is also fixed for the first two years of the initial term after which the rates may adjust at the option of the FHLB to the then three month LIBOR plus 24 basis points, but only if the three month LIBOR exceeds 6.0%.  The final borrowing is fixed for the first three years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 13 basis points.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2010	$5,000
2011	5,000
2012	5,000
2013	5,000
2014	-
Thereafter	20,000
$40,000

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity.  The total maximum borrowing capacity with the FHLB, excluding loans outstanding, at December 31, 2009 was $130.3 million.  In addition, the Corporation has $500,000 and the Bank has $2.0 million of funds available on unused lines of credit through another correspondent bank.

12.	Insurance of Accounts and Regulatory Matters

Insurance of Accounts

The deposits of the Bank have historically been insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor.  On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009.  In May 2009, the FDIC extended this increased insurance level of $250,000 per depositor through December 31, 2013.  After December 31, 2013, the standard insurance amount will return to $100,000 for all deposit categories except certain retirement accounts, which will continue to be insured up to $250,000 per insured depositor.  To provide this insurance, the Bank must pay an annual premium and is required to maintain certain minimum levels of regulatory capital as outlined below.

Additionally, the Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program.  Under this program, all noninterest bearing deposit transaction accounts, lawyers’ trust accounts and NOW accounts that pay interest rates equal to or less than 50 basis points and public funds held in noninterest bearing accounts with balances over $250,000 will also be fully insured through June 30, 2010.

Notes to Consolidated Financial Statements (continued)

12.	Insurance of Accounts and Regulatory Matters (continued)

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation.  Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  As of December 31, 2009, $2.0 million of undistributed earnings of the Corporation was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  Funds available for loans or advances by the Bank to the Corporation amounted to approximately $2.7 million.  The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments.  At December 31, 2009, the Corporation had an outstanding balance on this line of $1.1 million.

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

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (continued)

12.	Insurance of Accounts and Regulatory Matters (continued)

The following table sets forth certain information concerning regulatory capital of the consolidated Corporation and the Bank as of the dates presented:

(Dollar amounts in thousands)	December 31, 2009				December 31, 2008
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$34,838	12.53%	$37,224	13.54%	$38,727	13.85%	$36,069	13.01%
For capital adequacy purposes	22,242	8.00%	21,987	8.00%	22,369	8.00%	22,174	8.00%
To be well capitalized	N/A	N/A	27,484	10.00%	N/A	N/A	27,718	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$31,636	11.38%	$34,022	12.38%	$36,386	13.01%	$33,422	12.06%
For capital adequacy purposes	11,121	4.00%	10,994	4.00%	11,184	4.00%	11,087	4.00%
To be well capitalized	N/A	N/A	16,491	6.00%	N/A	N/A	16,631	6.00%
Tier 1 capital to average assets:
Actual	$31,636	6.91%	$34,022	7.48%	$36,386	10.88%	$33,422	9.21%
For capital adequacy purposes	18,320	4.00%	18,186	4.00%	13,382	4.00%	14,523	4.00%
To be well capitalized	N/A	N/A	22,732	5.00%	N/A	N/A	18,154	5.00%

13.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2009	2008
Current	$344	$789
Deferred	(286)	(433)
	$58	$356

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2009		2008
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income

Provision at statutory tax rate	$543	34.0%	$947	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(396)	(24.8)%	(270)	(9.7)%
Earnings on BOLI	(69)	(4.3)%	(68)	(2.4)%
Effect of extraordinary gain	-	0.0%	(308)	(11.1)%
Other, net	(20)	(1.3)%	55	2.0%

Provision	$58	3.6%	$356	12.8%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2009	2008

Deferred tax assets:

Allowance for loan losses	$990	$848
Securities impairment	438	133
SFAS 158 pension accrual	376	633
Intangible assets	183	87
Other	104	6
Accrued pension cost	79	252
Stock options	77	49
Nonaccrual loan interest income	52	-
Accrued contract termination fees	-	122
Gross deferred tax assets	2,299	2,130

Deferred tax liabilities:
	-	-
Depreciation	567	446
Stock gain	172	172
Net unrealized gains on securities	153	79
Prepaid expenses	123	91
Deferred loan fees	63	57
Purchase accounting adjustments	62	75
Loan servicing	14	20
Gross deferred tax liabilities	1,154	940
Net deferred tax asset	$1,145	$1,190

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

In accordance with relevant accounting guidance, the Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax asset will be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, tax strategies and, to a lesser extent, future taxable income.  The Corporation’s net deferred tax asset is recorded in the consolidated financial statements as a component of other assets.

At December 31, 2009 and December 31, 2008, the Corporation had no unrecognized tax benefits recorded.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.  The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania.  The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2006.

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans

Defined Benefit Plan

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.  Effective January 1, 2009, the plan was closed to new participants.  The Corporation uses December 31 as the measurement date for its plan.  Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$3,226	$3,883
Actual (loss) return on plan assets	673	(727)
Employer contribution	350	335
Benefits paid	(262)	(265)
Fair value of plan assets at end of year	3,987	3,226
Change in benefit obligation:
Benefit obligation at beginning of year	5,115	4,508
Service cost	296	233
Interest cost	281	285
Actuarial loss	-	8
Effect of change in assumptions	(299)	346
Benefits paid	(262)	(265)
Benefit obligation at end of year	5,131	5,115
Funded status (plan assets less benefit obligation)	(1,144)	(1,889)
Unrecognized prior service cost	(210)	(241)
Unrecognized net actuarial gain	1,314	2,104
Accrued pension cost	$(40)	$(26)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$867	$1,388
Accumulated prior service benefit	(138)	(159)
Amount recognized, end of year	$729	$1,229

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17 as of December 31, 2009:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
Cash and cash equivalents	$545	$545	$-	$-
Fixed income	1,660	-	1,660	-
Equity mutual funds - domestic	1,581	1,581	-	-
Equity mutual funds - international	201	201	-	-
	$3,987	$2,327	$1,660	$-

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Amounts recognized in balance sheet as of December 31 consist of:

(Dollar amounts in thousands)	Pension Benefits
	2009	2008
Accrued benefit cost	$(40)	$(26)
Accumulated other comprehensive loss	(1,104)	(1,863)
Net amount recognized	$(1,144)	$(1,889)

The accumulated benefit obligation for the defined benefit pension plan was $5.1 million at both December 31, 2009 and 2008.

The components of the periodic pension costs for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2009	2008
Service cost	$296	$233
Interest cost	281	285
Expected return on plan assets	(258)	(305)
Amortization of prior service cost and actuarial expense	44	(12)
Net periodic pension cost	$363	$201

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2009	2008
Discount rate for net periodic benefit cost	6.00%	6.50%
Discount rate for benefit obligations	6.00%	6.00%
Rate of increase in future compensation levels	3.50%	3.50%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2009 and 2008, target allocation for 2010, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2010	2009	2008	2009

Equity Securities	43%	43%	47%	5.5%
Debt Securities	43%	43%	24%	1.8%
Other	14%	14%	29%	0.5%
	100%	100%	100%	7.75%

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

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

The Corporation expects to contribute approximately $425,000 to its pension plan in 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2010	$203
2011	184
2012	209
2013	223
2014	213
2015-2019	1,471
Thereafter	2,628

Benefit Obligation	$5,131

Certain accounting guidance requires an employer to recognize the funded status of its defined benefit pension plan as a net asset or liability in its consolidated balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  As of December 31, 2009, the Corporation’s liability under this guidance was $1.1 million and the charge to accumulated other comprehensive income was $729,000, net of taxes.  Additionally, the guidance requires an employer to measure the funded status of its defined benefit pension plan as of the date of its year-end financial statements.  The Corporation measures the funded status at December 31.

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan.  Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for 2009 and 2008 were $153,000 and $150,000, respectively.

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers.  The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code.  The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65.  As of December 31, 2009 and 2008, the Corporation’s SERP liability was $417,000 and $285,000, respectively.  For the years ended December 31, 2009 and 2008, the Corporation recognized SERP expense of $132,000 and $69,000, respectively.

16.	Stock Compensation Plans

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder-approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  During 2009 and 2008, 6,750 and 14,500 options were granted under the plan, respectively.  In addition, during 2009 and 2008, the Corporation granted restricted stock awards of 6,750 and 4,500 shares, respectively, with a face value of $91,000 and $101,000, respectively, based on the grant date stock prices of $13.50 and $22.50, respectively.  These options and restricted stock awards are 100% vested on the third anniversary of the date of grant.  For the year ended December 31, 2009 and 2008, the Corporation recognized $121,000 and $113,000, respectively, in stock compensation expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted-average for the year
ended December 31,	2009	2008
Dividend yield	4.15%	5.28%
Expected life	10 years	10 years
Expected volatility	17.87%	12.40%
Risk-free interest rate	3.47%	4.05%

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

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

A summary of option activity under the Plan as of December 31, 2009, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding as of January 1, 2009	94,000	$25.66		8.7
Granted	6,750	13.50		10.0
Forfeited	(4,500)	26.00		-
Outstanding as of December 31, 2009	96,250	$24.79	$-	7.8

Exercisable as of December 31, 2009	-	$-	$-	-

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2009	94,000	$3.13
Granted	6,750	1.75
Forfeited	(4,500)	3.39
Nonvested as of December 31, 2009	96,250	$3.02

As of December 31, 2009, there was $218,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next three years.

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

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value.

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

An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sales securities – Fair value on available for sale securities were determined by a third party pricing service using quoted prices for identical instruments or similar instruments.  In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data.  As such, these securities are valued using an alternative technique utilizing other observable inputs and are classified within Level 2 of the fair value hierarchy.

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  As of December 31, 2009 the fair value consists of loan balances of $590,000, net of a valuation allowance of $128,000.  Additional provision for loan losses of $128,000 was recorded during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2009:
U.S. Treasury and federal agency	$3,001	$-	$3,001	$-
U.S. government sponsored entities and agencies	50,797	-	50,797	-
Mortgage-backed securities: residential	16,530	-	16,530	-
Collateralized mortgage obligations	5,130	-	5,130	-
State and political subdivision	26,967	-	26,967	-
Equity securities	2,818	2,093	725	-
	$105,243	$2,093	$103,150	$-
December 31, 2008:
U.S. government sponsored entities and agencies	$20,077	$-	$20,077	$-
Mortgage-backed securities: residential	17,218	-	17,218	-
Collateralized mortgage obligations	13,162	-	13,162	-
State and political subdivision	13,808	-	13,808	-
Corporate securities	3,984	-	3,984	-
Equity securities	3,194	3,194	-	-
	$71,443	$3,194	$68,249	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2009:
Impaired loans	$462	$-	$-	$462
	$462	$-	$-	$462

December 31, 2008:
Impaired loans	$-	$-	$-	$-
	$-	$-	$-	$-

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$38,952	$38,952	$16,571	$16,571
Securities	105,243	105,243	71,443	71,443
Loans receivable	292,615	298,197	264,838	272,662
Federal bank stocks	4,125	4,125	3,797	3,797
Accrued interest receivable	1,574	1,574	1,519	1,519
Financial liabilities:
Deposits	385,325	389,443	286,647	290,533
Borrowed funds	40,000	43,258	48,188	52,510
Accrued interest payable	711	711	761	761

Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at December 31, 2009 and 2008:

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

Estimates of the fair value of off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.  Also, unfunded loan commitments relate principally to variable rate commercial loans.

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,436	$2,592	$596	$1,664
Unused lines of credit	5,386	35,697	1,367	18,636
	$7,822	$38,289	$1,963	$20,300

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Corporation generally holds collateral supporting those commitments if deemed necessary.  Standby letters of credit were $1.5 million and $1.1 million at December 31, 2009 and 2008, respectively.  The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2009	2008

Assets:
Cash and cash equivalents	$58	$68
Securities available for sale	2,758	3,138
Equity in net assets of subsidiary bank	39,994	34,222
Other assets	426	7

Total Assets	$43,236	$37,435

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary	$1,100	$1,100
Other short-term borrowed funds	5,000	-
Accrued expenses and other liabilities	102	212
Stockholders' equity	37,034	36,123

Total Liabilities and Stockholders' Equity	$43,236	$37,435

Condensed Statements of Income
(Dollar amounts in thousands)	2009	2008

Income:
Dividends from subsidiary bank	$2,195	$2,555
Investment income	105	149

Total income	2,300	2,704

Expense:
Interest expense	118	68
Noninterest expense	1,675	331

Total expense	1,793	399

Net income before income taxes and equity in undistributed
operating results of subsidiary	507	2,305

Equity in undistributed net income of subsidiary	456	1,113

Net income before income taxes and extraordinary item	963	3,418

Provision for income taxes	(576)	(59)

Net income before extraordinary item	1,539	3,477

Extraordinary item, loss on business combination	-	(1,047)

Net income	$1,539	$2,430

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2009	2008

Operating activities:
Net income	$1,539	$2,430
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed operating results of subsidiary	(456)	(1,113)
Securities impairment loss recognized in earnings	898	-
Other, net	(589)	501
Net cash provided by operating activities	1,392	1,818

Investing activities:
Purchases of securities	(8)	(129)
Investment in subsidiaries	(5,000)	(11,253)
Net cash used in investing activities	(5,008)	(11,382)

Financing activities:
Net change in borrowings	5,000	-
Proceeds from sale of preferred stock	-	7,412
Issuance of warrants	-	88
Proceeds from sale of common stock	-	3,753
Dividends paid	(1,394)	(1,704)
Net cash provided by financing activities	3,606	9,549

Decrease in cash and cash equivalents	(10)	(15)
Cash and cash equivalents at beginning of period	68	83
Cash and cash equivalents at end of period	$58	$68

19.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2009	2008

Unrealized holding gains (losses) on available for sale securities	$185	$(11)
Reclassification adjustment for losses recognized in income, net	34	391
Amortization of pension prior service cost	(31)	(30)
Amortization of pension net actuarial gain (loss)	790	(1,368)

Net unrealized gains (losses)	978	(1,018)

Tax expense (benefit)	(333)	346

Other comprehensive income (loss)	$645	$(672)

Notes to Consolidated Financial Statements (continued)

20.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $403,000 and $292,000 for 2009 and 2008, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2009	2008

Printing and supplies	$352	$213
Customer bank card processing	274	256
Telephone and data communications	196	143
Travel, entertainment and conferences	192	176
Internet banking and bill pay	186	125
Postage and freight	180	185
Pennsylvania shares and use taxes	176	147
Contributions	171	140
Correspondent bank and courier fees	156	165
Subscriptions	145	121
Marketing and advertising	130	150
Examinations	104	93
Contract termination fee	-	360
Other	246	114
Total other noninterest expenses	$2,508	$2,388

Notes to Consolidated Financial Statements (continued)

21.	Quarterly Financial Data (unaudited)

The following is a summary of selected quarterly data for the years ended December 31:

(Dollar amounts in thousands, except share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Interest income	$5,011	$4,789	$5,112	$5,422
Interest expense	1,950	1,810	1,860	1,962
Net interest income	3,061	2,979	3,252	3,460
Provision for loan losses	297	540	240	290
Net interest income after provision for loan losses	2,764	2,439	3,012	3,170
Noninterest income	720	919	12	1,179
Noninterest expense	2,622	2,896	3,255	3,845
Income (loss) before income taxes	862	462	(231)	504
Provision for (benefit from) income taxes	194	54	(221)	31
Net income (loss)	668	408	(10)	473
Accumulated preferred stock dividends and discount accretion	98	98	98	99

Net income available to common stockholders	$570	$310	$(108)	$374

Basic earnings per common share	$0.40	$0.22	$(0.08)	$0.26

2008:
Interest income	$4,520	$4,563	$4,847	$5,163
Interest expense	1,977	1,999	2,117	2,075
Net interest income	2,543	2,564	2,730	3,088
Provision for loan losses	60	85	140	215
Net interest income after provision for loan losses	2,483	2,479	2,590	2,873
Noninterest income	660	496	620	711
Noninterest expense	2,413	2,293	2,296	4,030
Income (loss) before income taxes
and extraordinary item	730	682	914	(446)
Provision for (benefit from) income taxes	171	141	198	(154)
Income (loss) before extraordinary item	559	541	716	(292)
Extraordinary item, gain on business combination	-	-	-	906

Net income	$559	$541	$716	$614

Basic earnings per common share	$0.44	$0.43	$0.56	$0.43

Increased noninterest expense during the third and fourth quarters of 2009 was primarily related to costs associated with the Titusville branch purchase as discussed in Note 2 and the Corporation’s proposed stock offering that was withdrawn.

The increase in noninterest expense between the third and fourth quarters of 2008 was primarily related to severance charges totaling $590,000 recorded in the fourth quarter of 2008, principally associated with the retirement of the Corporation’s former Chairman of the Board, President and Chief Executive Officer and contract termination fees of $360,000 recognized in the fourth quarter of 2008 in connection with an ATM processing conversion completed during 2009.