Form 10-Q
period 2010-03-31
EMCLAIRE FINANCIAL CORP
filed 2010-05-10
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(724) 867-2311
(Registrant’s telephone number)

______________________________________________________________
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

The number of shares outstanding of the Registrant’s common stock was 1,431,404 at May 10, 2010.

EMCLAIRE FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets (Unaudited)
As of March 31, 2010 and December 31, 2009
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets

Cash and due from banks	$2,593	$2,822
Interest earning deposits with banks	24,920	36,130
Cash and cash equivalents	27,513	38,952
Securities available for sale, at fair value	130,946	105,243
Loans receivable, net of allowance for loan losses of $3,174 and $3,202	291,282	292,615
Federal bank stocks, at cost	4,125	4,125
Bank-owned life insurance	5,439	5,388
Accrued interest receivable	1,706	1,574
Premises and equipment, net	9,096	9,170
Goodwill	3,664	3,657
Core deposit intangible	2,433	2,585
Prepaid expenses and other assets	4,332	4,217

Total Assets	$480,536	$467,526

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$74,417	$67,033
Interest bearing	325,245	318,292
Total deposits	399,662	385,325
Short-term borrowed funds	5,000	5,000
Long-term borrowed funds	35,000	35,000
Accrued interest payable	729	711
Accrued expenses and other liabilities	2,415	4,456

Total Liabilities	442,806	430,492

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Cumulative preferred stock, $1.00 par value, $7,500 liquidation value,
3,000,000 shares authorized; 7,500 issued and outstanding	7,434	7,430
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;
1,559,421 shares issued; 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,726	14,685
Treasury stock, at cost; 128,017 shares	(2,653)	(2,653)
Retained earnings	16,351	15,967
Accumulated other comprehensive loss	(165)	(432)

Total Stockholders' Equity	37,730	37,034

Total Liabilities and Stockholders' Equity	$480,536	$467,526

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2010	2009
Interest and dividend income:
Loans receivable, including fees	$4,413	$4,236
Securities:
Taxable	608	529
Exempt from federal income tax	265	152
Federal bank stocks	11	5
Interest earning deposits with banks	84	89
Total interest and dividend income	5,381	5,011

Interest expense:
Deposits	1,426	1,540
Borrowed funds	446	410
Total interest expense	1,872	1,950

Net interest income	3,509	3,061
Provision for loan losses	128	297
Net interest income after provision for loan losses	3,381	2,764

Noninterest income:
Fees and service charges	322	340
Commissions on financial services	180	83
Title premiums	18	2
Net gain on sale of available for sale securities	99	56
Net gain on sale of loans	-	4
Earnings on bank-owned life insurance	58	56
Other	165	179
Total noninterest income	842	720

Noninterest expense:
Compensation and employee benefits	1,830	1,438
Premises and equipment	550	481
Intangible amortization expense	152	-
Professional fees	114	173
FDIC expense	141	44
Other	604	486
Total noninterest expense	3,391	2,622

Income before income taxes	832	862
Provision for income taxes	150	194

Net income	682	668
Accumulated preferred stock dividends and discount accretion	98	98

Net income available to common stockholders	$584	$570

Basic and diluted earnings per common share	$0.41	$0.40

Average common shares outstanding	1,431,404	1,431,404

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009
(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$682	$668
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization of premises and equipment	216	196
Provision for loan losses	128	297
Net amortization (accretion)	(16)	9
Amortization of intangible assets and mortgage servicing rights	156	4
Realized gains on sales of available for sale securities, net	(99)	(56)
Net gains on sales of loans	-	(4)
Net losses on foreclosed real estate	32	-
Originations of loans sold	-	(159)
Proceeds from the sale of loans	-	163
Restricted stock and stock option compensation	41	24
Increase in bank-owned life insurance, net	(51)	(50)
(Increase) decrease in accrued interest receivable	(132)	164
Increase in prepaid expenses and other assets	(275)	(4)
Increase in accrued interest payable	18	6
Decrease in accrued expenses and other liabilities	(45)	(855)
Net cash provided by operating activities	655	403

Cash flows from investing activities
Loan originations and principal collections, net	1,149	(9,591)
Available for sale securities:
Sales	5,080	4,107
Maturities, repayments and calls	17,013	18,193
Purchases	(49,272)	(3,998)
Proceeds from the sale of foreclosed real estate	35	16
Purchases of premises and equipment	(142)	(452)
Net cash provided by (used in) investing activities	(26,137)	8,275

Cash flows from financing activities
Net increase in deposits	14,337	8,543
Net change in borrowings	-	(1,188)
Dividends paid	(294)	(512)
Net cash provided by financing activities	14,043	6,843

Increase (decrease) in cash and cash equivalents	(11,439)	15,521
Cash and cash equivalents at beginning of period	38,952	16,571
Cash and cash equivalents at end of period	$27,513	$32,092

Supplemental information:
Interest paid	$1,854	$1,944
Income taxes paid	100	-

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	51	76

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2010	2009

Balance at beginning of period	$37,034	$36,123

Net income	682	668

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale
securities, net of taxes	332	(93)
Less: reclassification adjustment for gains included
in net income, net of taxes	65	37
Other comprehensive income (loss)	267	(130)

Total comprehensive income	949	538

Stock compensation expense	41	24

Dividends declared on preferred stock	(94)	(54)

Dividends declared on common stock	(200)	(458)

Balance at end of period	$37,730	$36,173

Common cash dividend per share	$0.14	$0.32

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

Emclaire Financial Corp. (the “Corporation”) is a Pennsylvania company and the holding company of Farmers National Bank of Emlenton (the “Bank”) and Emclaire Settlement Services, LLC (the “Title Company”).  The Corporation provides a variety of financial products and services to individuals and businesses through its offices in western Pennsylvania.  Its primary deposit products are checking, savings and certificate of deposit accounts and its primary lending products are residential and commercial mortgages, commercial business and consumer loans.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and the Title Company.  All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations.  Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP).  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009, as contained in the Corporation’s 2009 Annual Report on Form 10-K filed with the SEC.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, the valuation of deferred tax assets and other-than-temporary impairment charges on securities.  The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period.  Certain amounts previously reported may have been reclassified to conform to the current year’s financial statement presentation.

2.	Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 108,750 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their cumulative effects were not dilutive for the three month period ended March 31, 2010 and 2009.

4.	Securities.

The following table summarizes the Corporation’s securities as of March 31, 2010 and December 31, 2009:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
March 31, 2010:
U.S. Treasury and federal agency	$2,977	$44	$-	$3,021
U.S. government sponsored entities and agencies	66,992	102	(111)	66,983
Mortgage-backed securities: residential	27,982	228	(35)	28,175
Collateralized mortgage obligations	3,077	-	(11)	3,066
State and political subdivisions	26,059	777	(11)	26,825
Equity securities	3,003	54	(181)	2,876
	$130,090	$1,205	$(349)	$130,946
December 31, 2009:
U.S. Treasury and federal agency	$2,976	$25	$-	$3,001
U.S. government sponsored entities and agencies	50,953	113	(269)	50,797
Mortgage-backed securities: residential	16,459	109	(38)	16,530
Collateralized mortgage obligations	5,130	4	(4)	5,130
State and political subdivisions	26,271	696	-	26,967
Equity securities	3,003	-	(185)	2,818
	$104,792	$947	$(496)	$105,243

The following table summarizes scheduled maturities of the Corporation’s securities as of March 31, 2010:

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$266	$272
Due after one year through five years	65,514	65,573
Due after five through ten years	21,149	21,621
Due after ten years	40,158	40,604
No scheduled maturity	3,003	2,876
	$130,090	$130,946

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.	Securities (continued).

Information pertaining to securities with gross unrealized losses as of March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2010:
U.S. government sponsored entities and agencies	$36,395	$(111)	$-	$-	$36,395	$(111)
Mortgage-backed securities: residential	11,873	(35)	-	-	11,873	(35)
Collateralized mortgage obligations	1,247	(5)	774	(6)	2,021	(11)
State and political subdivisions	344	(11)	-	-	344	(11)
Equity securities	932	(105)	685	(76)	1,617	(181)
	$50,791	$(267)	$1,459	$(82)	$52,250	$(349)

December 31, 2009:
U.S. government sponsored entities and agencies	$32,716	$(269)	$-	$-	$32,716	$(269)
Mortgage-backed securities: residential	1,961	(38)	-	-	1,961	(38)
Collateralized mortgage obligations	1,275	(2)	910	(2)	2,185	(4)
Equity securities	1,341	(110)	686	(75)	2,027	(185)
	$37,293	$(419)	$1,596	$(77)	$38,889	$(496)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent of the Corporation to sell the security, and (4) whether it is more likely than not the Corporation will have to sell the security before recovery of its cost basis.

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

(Dollar amounts in thousands)	Gross Realized	Gross Realized	Other-than-temporary Impairment	Net Gains
	Gains	Losses	Losses	(Losses)

Three months ended March 31, 2010:
Equity securities	$-	$-	$-	$-
Debt securities	99	-	-	99
	$99	$-	$-	$99

Three months ended March 31, 2009:
Equity securities	$-	$-	$-	$-
Debt securities	56	-	-	56
	$56	$-	$-	$56

4.	Securities (continued).

There were five equity and thirty-four debt securities in an unrealized loss position as of March 31, 2010.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities have traditionally been high-performing stocks and are in an unrealized loss position as a result of recent market volatility.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term and believes these securities have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all information available to determine the financial position and near term prospects of each issuer.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2010 to be other-than-temporarily impaired.

For debt securities, an additional and critical component of the evaluation for other-than-temporary impairment is the identification of credit-related impairment of securities where it is likely that the Corporation will not receive cash flows sufficient to recover the entire amortized cost basis of the security.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2010 to be other-than-temporarily impaired.

5.	Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential first mortgages	$74,837	$74,099
Home equity loans and lines of credit	76,221	77,284
Commercial real estate	89,282	89,952
	240,340	241,335
Other loans:
Commercial business	41,473	41,588
Consumer	12,643	12,894
	54,116	54,482

Total loans, gross	294,456	295,817

Less allowance for loan losses	3,174	3,202

Total loans, net	$291,282	$292,615

Nonaccrual loans	$3,136	$2,359
Loans 90 days or more past due and still accruing	101	59

Total nonperforming loans	$3,237	$2,418

6.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2010 and December 31, 2009:

(Dollar amounts in thousands)	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,657	$-
Core deposit intangibles	4,027	1,595	4,027	1,443

Total	$7,691	$1,595	$7,684	$1,443

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2009 or in the first quarter of 2010.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the first three months of 2010, the Corporation recorded intangible amortization expense totaling $152,000.

7.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan.  Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for the three months ended March 31, 2010 and 2009 amounted to $43,000 and $37,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service.  Effective January 1, 2009, the plan was closed to new participants.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

(Dollar amounts in thousands)	For the three months ended		Year ended
	March 31,		December 31,
	2010	2009	2009

Service cost	$79	$62	$296
Interest cost	75	75	281
Expected return on plan assets	(79)	(66)	(258)
Prior service costs	(8)	(8)	(31)
Recognized net actuarial loss	12	27	75

Net periodic pension cost	$79	$90	$363

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $425,000 to its pension plan in 2010.  As of March 31, 2010, there have been no contributions.  The Corporation presently anticipates contributing $425,000 to its pension plan in 2010.

8.	Stock Compensation Plans.

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

A summary of option activity under the Plan as of March 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Term (in years)

Outstanding as of January 1, 2010	96,250	$24.79	$-	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2010	96,250	$24.79	$-	7.6

Exercisable as of March 31, 2010	-	$-	$-	-

A summary of the status of the Corporation’s nonvested shares as of March 31, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2010	96,250	$3.02
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2010	96,250	$3.02

During the three month period ended March 31, 2010, the Corporation granted 1,250 restricted stock awards with a face value of $17,000 based on the grant date stock price of $13.60.  In addition, the Corporation granted 4,500 shares of restricted stock awards in 2008 and 6,750 shares of restricted stock awards in 2009 with face values of $101,000 and $91,000, respectively based on the grant date stock prices of $22.50 and $13.50, respectively.  Restricted stock awards are 100% vested on the third anniversary date of the grant.

For the three month periods ended March 31, 2009 and 2008, the Corporation recognized $41,000 and $24,000, respectively, in stock compensation expense.  As of March 31, 2010, there was $194,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next three years.

9.	Fair Values of Financial Instruments.

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

The following valuation techniques were used to measure fair value of assets in the tables below:

Available for sale securities – Fair value on available for sale securities is based upon quoted market prices when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

Impaired loans – Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Most of the Corporation’s loans are collateral dependent and, accordingly, fair value is measured based on the estimated fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation (Level 3).  Upon management’s ongoing review, adjustments may be made to an appraised value to reflect various factors such as the age of the appraisal, known changes in the market or the collateral and management’s estimation of the costs to sell.  As of March 31, 2010 and December 31, 2009, the fair value consisted of loan balances of $808,000 and $590,000, respectively, net of a valuation allowance of $139,000 and $128,000, respectively.  These impaired loans consisted primarily of commercial real estate.  Additional provision for loan losses of $62,000 was recorded during the quarter ended March 31, 2010.

9.	Fair Values of Financial Instruments (continued).

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)
Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2010:
U.S. Treasury and federal agency	$3,021	$-	$3,021	$-
U.S. government sponsored entities and agencies	66,983	-	66,983	-
Mortgage-backed securities: residential	28,175	-	28,175	-
Collateralized mortgage obligations	3,066	-	3,066	-
State and political subdivision	26,825	-	26,825	-
Equity securities	2,876	2,151	725	-
	$130,946	$2,151	$128,795	$-

December 31, 2009:
U.S. government sponsored entities and agencies	$3,001	$-	$3,001	$-
Mortgage-backed securities: residential	50,797	-	50,797	-
Collateralized mortgage obligations	16,530	-	16,530	-
State and political subdivision	5,130	-	5,130	-
Corporate securities	26,967	-	26,967	-
Equity securities	2,818	2,093	725	-
	$105,243	$2,093	$103,150	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)
Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2010:
Impaired loans	$669	$-	$-	$669

	$669	$-	$-	$669

December 31, 2009:
Impaired loans	$462	$-	$-	$462

	$462	$-	$-	$462

9.	Fair Values of Financial Instruments (continued).

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2010:

(Dollar amounts in thousands)	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$27,513	$27,513	$38,952	$38,952
Securities	130,946	130,946	105,243	105,243
Loans receivable, net	291,282	297,606	292,615	298,197
Federal bank stocks	4,125	N/A	4,125	N/A
Accrued interest receivable	1,706	1,706	1,574	1,574

Financial liabilities:
Deposits	399,662	404,701	385,325	389,443
Borrowed funds	40,000	43,303	40,000	43,258
Accrued interest payable	729	729	711	711

Off-balance sheet commitments	-	-	-	-

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of the dates shown and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009:

Carrying amount is the estimated fair value for cash and cash equivalents, securities, federal bank stocks, accrued interest receivable and payable, demand deposits, borrowed funds, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of federal bank stocks due to restrictions placed on the stocks transferability.

Estimates of the fair value of off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.  Also, unfunded loan commitments relate principally to variable rate commercial loans.  Therefore, the fair value of these instruments is not material.

10.	Adoption of New Accounting Standards.

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance increasing fair value disclosure and to clarify some existing disclosure requirements about fair value measurement  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation’s consolidated financial statements.  The Corporation believes that the adoption of the remaining portion of this amendment will not have a significant impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2010, compared to the same period in 2009 and should be read in conjunction with the Corporation’s December 31, 2009 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 14 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $13.0 million or 2.8% to $480.5 million at March 31, 2010 from $467.5 million at December 31, 2009.  This increase resulted from an increase in securities of $25.7 million, partially offset by decreases in cash and cash equivalents and loans receivable, net of allowance for loan losses, of $11.4 million and $1.3 million, respectively.  The net increase in the Corporation’s assets was primarily funded by increases in customer deposits.

Total liabilities increased $12.3 million or 2.9% to $442.8 million at March 31, 2010 from $430.5 million at December 31, 2009, while total stockholders’ equity increased $696,000 or 1.9% to $37.7 million at March 31, 2010 from $37.0 million at December 31, 2009.  The increase in total liabilities resulted primarily from increases in customer deposits.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended March 31, 2010 and 2009

General.  Net income increased $14,000 or 2.1% to $682,000 for the three months ended March 31, 2010 from $668,000 for the same period in 2009.  This $14,000 increase was the result of increases in net interest income and noninterest income of $448,000 and $122,000, respectively, and decreases in the provision for loan losses and the provision for income taxes of $169,000 and $44,000, respectively.  Partially offsetting these favorable items, noninterest expense increased $769,000.

Net interest income.  Net interest income on a tax equivalent basis increased $479,000 or 15.1% to $3.7 million for the three months ended March 31, 2010 from $3.2 million for the same period in 2009.  This net increase can be attributed to an increase in tax equivalent interest income of $401,000 and a decrease in interest expense of $78,000.

Interest income.  Interest income on a tax equivalent basis increased $401,000 or 7.8% to $5.5 million for the three months ended March 31, 2010, compared to $5.1 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and federal bank stock dividends of $159,000, $241,000 and $6,000, respectively, partially offset by a decrease in interest-earning deposits with banks of $5,000.

Tax equivalent interest earned on loans receivable increased $159,000 or 3.7% to $4.4 million for the three months ended March 31, 2010, compared to $4.3 million for the same period in 2009.  This increase resulted primarily from average loans increasing $15.7 million or 5.6%, accounting for $237,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the third quarter 2009 purchase of the Titusville banking office from PNC (formerly National City Bank).  Offsetting this favorable volume increase, the average yield on loans receivable decreased 12 basis points to 6.10% for the three months ended March 31, 2010, versus 6.22% for the same period in 2009, due to declining market interest rates, accounting for a $78,000 decrease in interest income.

Tax equivalent interest earned on securities increased $241,000 or 32.2% to $990,000 for the three months ended March 31, 2010, compared to $749,000 for the same period in 2009.  The average volume of securities increased $54.3 million, primarily as a result of the deployment of net cash received in the branch purchase, accounting for a $518,000 increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 151 basis points to 3.49% for the three months ended March 31, 2010, versus 5.00% for the same period in 2009, due primarily to shorter-termed security purchases made in the third and fourth quarters of 2009 and first quarter of 2010 at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $278,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $5,000 or 5.6% to $84,000 for the three months ended March 31, 2010 from $89,000 for the same period in 2009.  The average volume of these assets increased $6.2 million, increasing interest income by $22,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 43 basis points to 1.20% for the three months ended March 31, 2010, compared to 1.63% for the same period in the prior year, accounting for a $27,000 decrease in interest income.

Dividends on federal bank stocks increased $6,000 to $11,000 for the three month period ended March 31, 2010 from $5,000 for the same period in 2009.  The average yield on these assets increased 55 basis points to 1.08% for the three months ended March 31, 2010, compared to 0.53% for the same period the prior year.

Interest expense.  Interest expense decreased $78,000 or 4.0% to $1.9 million for the three months ended March 31, 2010 from $2.0 million for the same period in 2009.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $114,000, partially offset by an increase in interest incurred on borrowed funds of $36,000.

Interest expense incurred on deposits decreased $114,000 or 7.4% to $1.4 million for the three months ended March 31, 2010 compared to $1.5 million for the same period in 2009.  The average cost of interest-bearing deposits decreased 82 basis points to 1.81% for the three months ended March 31, 2010, compared to 2.63% for the same period in 2009 causing a $557,000 decrease in interest expense.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $81.8 million or 34.4% to $319.6 million for the three months ended March 31, 2010, compared to $237.8 million for the same period in 2009 causing a $443,000 increase in interest expense.  This increase was primarily due to deposits assumed through the aforementioned branch purchase.

Interest expense incurred on borrowed funds increased $36,000 or 8.8% to $446,000 for the three months ended March 31, 2010, compared to $410,000 for the same period in the prior year.  This increase can be attributed to an increase in the average cost of borrowed funds of 158 basis points to 4.52% for the three months ended March 31, 2010, compared to 2.94% for the same period in 2009 causing a $179,000 increase in interest expense.  This increase in the average cost was due to higher short-term borrowing rates resulting from the third quarter 2009 $5.0 million advance on a line of credit with Atlantic Central Bankers Bank.  The line of credit has a current rate of 4.75%.  Partially offsetting this unfavorable cost increase, the average balance of borrowed funds decreased $16.5 million or 76.8% to $5.0 million for the three months ended March 31, 2010, compared to $21.5 million for the same period in the prior year, causing a $143,000 decrease in interest expense.  This volume decrease was related to a decrease in short-term borrowings.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$288,234	$4,347	6.12%	$263,114	$4,120	6.35%
Loans, tax exempt	6,965	95	5.53%	16,373	163	4.03%
Total loans receivable	295,199	4,442	6.10%	279,487	4,283	6.22%

Securities, taxable	88,522	608	2.79%	47,128	529	4.55%
Securities, tax exempt	26,562	382	5.83%	13,652	220	6.54%
Total securities	115,084	990	3.49%	60,780	749	5.00%

Interest-earning deposits with banks	28,354	84	1.20%	22,130	89	1.63%
Federal bank stocks	4,125	11	1.08%	3,797	5	0.53%
Total interest-earning cash equivalents	32,479	95	1.19%	25,927	94	1.47%

Total interest-earning assets	442,762	5,527	5.06%	366,194	5,126	5.68%
Cash and due from banks	2,156			2,173
Other noninterest-earning assets	23,183			16,533

Total Assets	$468,101			$384,900

Interest-bearing liabilities:
Interest-bearing demand deposits	$158,314	$230	0.59%	$109,466	$313	1.16%
Time deposits	161,236	1,196	3.01%	128,301	1,227	3.88%
Total interest-bearing deposits	319,550	1,426	1.81%	237,767	1,540	2.63%

Borrowed funds, short-term	5,001	59	4.78%	21,536	24	0.45%
Borrowed funds, long-term	35,000	387	4.48%	35,000	386	4.48%
Total borrowed funds	40,001	446	4.52%	56,536	410	2.94%

Total interest-bearing liabilities	359,551	1,872	2.11%	294,303	1,950	2.69%

Noninterest-bearing demand deposits	67,912	-	-	50,319	-	-

Funding and cost of funds	427,463	1,872	1.78%	344,622	1,950	2.29%

Other noninterest-bearing liabilities	3,135			4,218

Total Liabilities	430,598			348,840
Stockholders' Equity	37,503			36,060

Total Liabilities and Stockholders' Equity	$468,101			$384,900

Net interest income		$3,655			$3,176

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.95%			2.99%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.52%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$237	$(78)	$159
Securities	519	(278)	241
Interest-earning deposits with banks	22	(27)	(5)
Federal bank stocks	-	6	6

Total interest-earning assets	778	(377)	401

Interest expense:
Interest-bearing deposits	443	(557)	(114)
Borrowed funds	(143)	179	36

Total interest-bearing liabilities	300	(378)	(78)

Net interest income	$478	$1	$479

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended March 31, 2010 and 2009 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2010	2009
Balance at the beginning of the period	$3,202	$2,651
Provision for loan losses	128	297
Charge-offs	(167)	(71)
Recoveries	11	8
Balance at the end of the period	$3,174	$2,885

Non-performing loans	$3,237	$1,747
Non-performing assets	3,470	1,857
Non-performing loans to total loans	1.10%	0.63%
Non-performing assets to total assets	0.72%	0.49%
Allowance for loan losses to total loans	1.08%	1.04%
Allowance for loan losses to non-performing loans	98.04%	165.14%

The provision for loan losses decreased $169,000 or 56.9% to $128,000 for the three month period ended March 31, 2010 from $297,000 for the same period in the prior year due to a decline in overall delinquency in the loan portfolio.  At March 31, 2010, loans past due 30 days or more totaled $5.0 million, compared to $7.7 million in delinquent loans at December 31, 2009.

Nonperforming loans increased $1.5 million to $3.2 million at March 31, 2010 from $1.7 million at March 31, 2009 as a result of pressure on borrowers related to the prevailing poor economic climate.  During the quarter ended March 31, 2010, nonperforming loans increased by $800,000 from $2.4 million at December 31, 2009.  This increase was due primarily to the addition of an $811,000 credit relationship to nonaccrual status due to its recent performance.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of March 31, 2010, the Corporation’s classified and criticized assets amounted to $15.8 million, with $9.3 million classified as substandard, $48,000 classified as doubtful and $6.4 million identified as special mention.  Included in classified and criticized assets at March 31, 2010 are two separate loans exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms.

The first loan, with an outstanding balance of $3.0 million at March 31, 2010, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant due to the seasonal business of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale.  Pending such sales, the Bank anticipates that the relationship may continue to have cash flow issues which may impact the timely payment of principal and interest to the Bank.  At March 31, 2010, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur any significant loss on this loan.

The second loan, with an outstanding balance of $2.2 million at March 31, 2010, is a consumer installment loan for the purpose of the consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At March 31, 2010, the loan was performing but was classified substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur any significant loss on this loan.

Noninterest income.  Noninterest income increased $122,000 or 16.9% to $842,000 during the three months ended March 31, 2010, compared to $720,000 during the same period in the prior year.  This increase was primarily due to increased commissions on financial services and gains on the sale of securities.  Commissions on financial services increased $97,000 due in part to a second financial services representative added to cover the Titusville and surrounding market areas.  The Corporation recorded gains on the sale of certain U.S agency securities totaling $99,000 during the first quarter of 2010 compared to gains totaling $56,000 on the sale of similar type investments during the first quarter of 2009.

Noninterest expense.  Noninterest expense increased $769,000 or 29.3% to $3.4 million during the three months ended March 31, 2010 compared to $2.6 million for the same period in 2009.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization, FDIC expense and other noninterest expenses of $392,000, $69,000, $152,000, $97,000 and $118,000, respectively, partially offset by a decrease in professional fees of $59,000.

Compensation and employee benefits increased $392,000 or 27.3% to $1.8 million for the three months ended March 31, 2010 compared to $1.4 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases and staff added in connection with the 2009 branch purchase.

Premises and equipment increased $69,000 or 14.3% to $550,000 for the three months ended March 31, 2010, compared to $481,000 for the same period in the prior year.  This increase was primarily related to the 2009 branch purchase and increased fixed asset depreciation expenses.

Associated with the branch purchase, the Bank recognized $152,000 of core deposit intangible amortization expense during the first quarter of 2010.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees decreased $59,000 or 34.1% to $114,000 for the three months ended March 31, 2010, compared to $173,000 for the same period in the prior year.  This decrease was primarily related to a decrease in legal and consulting fees associated with the 2009 branch office purchase.

FDIC expense increased $97,000 to $141,000 for the three months ended March 31, 2010, compared to $44,000 for the same period in the prior year.  This increase was primarily the result of increased base assessment rates applied to all FDIC insured depository institutions.

Other noninterest expense increased $118,000 or 24.3% to $604,000 during the three months ended March 31, 2010, compared to $486,000 for the same period in the prior year.  This increase was primarily due to increased telephone and communications, printing and office supplies, contributions, internet banking and collection expenses.

Provision for income taxes.  The provision for income taxes decreased $44,000 or 22.7% to $150,000 for the three months ended March 31, 2010 compared to $194,000 for the same period in the prior year.  This decrease was primarily related to a decrease in the effective tax rate to 18.0% for the three months ended March 31, 2010, compared to 22.5% for the same period in 2009.  This lower effective tax rate resulted from an increased portion of pre-tax income having been generated from tax-exempt investment securities and loans.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the three months ended March 31, 2010, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $48.8 million, and standby letters of credit totaling $1.1 million.

At March 31, 2010, time deposits amounted to $158.8 million or 39.8% of the Corporation’s total consolidated deposits, including approximately $56.6 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and based upon past experience and current pricing policies it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s Term Auction Facility and Discount Window.  At March 31, 2010, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $126.2 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K.  These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management has identified the following as critical accounting policies.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at March 31, 2010,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $129.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $145.0 million, providing an excess of interest-bearing liabilities over interest-earning assets of $15.9 million.  At March 31, 2010, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 89.0%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation is involved in various legal proceedings occurring in the ordinary course of business.  It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Corporation’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes from those risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: May 10, 2010	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Amanda L. Engles
Amanda L. Engles
Treasurer and Principal Accounting Officer