Form 10-Q
period 2010-06-30
EMCLAIRE FINANCIAL CORP
filed 2010-08-09
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock was 1,457,404 at August 9, 2010.

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets as of
	June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations for the three
	and six months ended June 30, 2010 and 2009	2

	Consolidated Statements of Cash Flows for the six
	months ended June 30, 2010 and 2009	3

	Consolidated Statements of Changes in Stockholders’
	Equity for the three and six months ended June 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets (Unaudited)
As of June 30, 2010 and December 31, 2009
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009

Assets

Cash and due from banks	$3,168	$2,822
Interest earning deposits with banks	31,529	36,130
Cash and cash equivalents	34,697	38,952
Securities available for sale, at fair value	129,839	105,243
Loans receivable, net of allowance for loan losses of $3,298 and $3,202	292,496	292,615
Federal bank stocks, at cost	4,275	4,125
Bank-owned life insurance	5,491	5,388
Accrued interest receivable	1,591	1,574
Premises and equipment, net	8,976	9,170
Goodwill	3,664	3,657
Core deposit intangible	2,281	2,585
Prepaid expenses and other assets	3,840	4,217

Total Assets	$487,150	$467,526

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$75,979	$67,033
Interest bearing	328,568	318,292
Total deposits	404,547	385,325
Short-term borrowed funds	5,000	5,000
Long-term borrowed funds	35,000	35,000
Accrued interest payable	729	711
Accrued expenses and other liabilities	2,391	4,456

Total Liabilities	447,667	430,492

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Cumulative preferred stock, $1.00 par value, $7,500 liquidation value,
3,000,000 shares authorized; 7,500 issued and outstanding	7,439	7,430
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;
1,559,421 shares issued; 1,457,404 and 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,766	14,685
Treasury stock, at cost; 102,017 and 128,017 shares	(2,114)	(2,653)
Retained earnings	16,766	15,967
Accumulated other comprehensive income (loss)	589	(432)

Total Stockholders' Equity	39,483	37,034

Total Liabilities and Stockholders' Equity	$487,150	$467,526

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable, including fees	$4,424	$4,126	$8,837	$8,362
Securities:
Taxable	732	383	1,340	911
Exempt from federal income tax	282	190	546	343
Federal bank stocks	11	3	22	8
Interest earning deposits with banks	68	87	152	176
Total interest and dividend income	5,517	4,789	10,897	9,800

Interest expense:
Deposits	1,407	1,421	2,833	2,961
Borrowed funds	455	389	901	799
Total interest expense	1,862	1,810	3,734	3,760

Net interest income	3,655	2,979	7,163	6,040
Provision for loan losses	225	540	353	837

Net interest income after provision for loan losses	3,430	2,439	6,810	5,203

Noninterest income:
Fees and service charges	364	382	686	721
Commissions on financial services	150	169	331	252
Title premiums	24	-	42	-
Net gain on sale of available for sale securities	301	184	400	240
Net gain on sale of loans	-	-	-	4
Earnings on bank-owned life insurance	59	57	118	114
Other	199	127	364	308
Total noninterest income	1,097	919	1,941	1,639

Noninterest expense:
Compensation and employee benefits	1,777	1,438	3,607	2,875
Premises and equipment	529	443	1,080	925
Intangible amortization expense	152	-	304	-
Professional fees	165	261	279	434
FDIC expense	148	229	289	273
Other	693	525	1,297	1,011
Total noninterest expense	3,464	2,896	6,856	5,518

Income before income taxes	1,063	462	1,895	1,324
Provision for income taxes	220	54	370	248

Net income	843	408	1,525	1,076
Accumulated preferred stock dividends and discount accretion	98	98	196	196

Net income available to common stockholders	$745	$310	$1,329	$880

Basic and diluted earnings per common share	$0.52	$0.22	$0.93	$0.61

Average common shares outstanding	1,432,261	1,431,404	1,431,835	1,431,404

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009
(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$1,525	$1,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	454	400
Provision for loan losses	353	837
Net amortization	105	66
Amortization of intangible assets and mortgage servicing rights	312	8
Realized gains on sales of available for sale securities, net	(400)	(240)
Net gains on sales of loans	-	(4)
Net losses on foreclosed real estate	25	-
Originations of loans sold	-	(159)
Proceeds from the sale of loans	-	163
Restricted stock and stock option compensation	81	56
Increase in bank-owned life insurance, net	(103)	(100)
(Increase) decrease in accrued interest receivable	(17)	90
Increase in prepaid expenses and other assets	(194)	(500)
Increase (decrease) in accrued interest payable	18	(109)
Decrease in accrued expenses and other liabilities	(2,065)	(1,155)
Net cash provided by operating activities	94	429

Cash flows from investing activities
Loan originations and principal collections, net	(439)	(4,519)
Available for sale securities:
Sales	13,796	8,137
Maturities, repayments and calls	54,361	26,840
Purchases	(90,765)	(41,635)
Purchase of federal bank stocks	(150)	(328)
Proceeds from the sale of foreclosed real estate	64	77
Purchases of premises and equipment	(260)	(1,144)
Net cash used in investing activities	(23,393)	(12,572)

Cash flows from financing activities
Net increase in deposits	19,222	5,253
Net change in borrowings	-	11,412
Dividends paid	(588)	(807)
Proceeds from the reissuance of treasury stock	410	-
Net cash provided by financing activities	19,044	15,858

Increase (decrease) in cash and cash equivalents	(4,255)	3,715
Cash and cash equivalents at beginning of period	38,952	16,571
Cash and cash equivalents at end of period	$34,697	$20,286

Supplemental information:
Interest paid	$3,742	$3,869
Income taxes paid	385	183

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	51	76

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$37,730	$36,173	$37,034	$36,123

Net income	843	408	1,525	1,076

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale securities, net of taxes	953	(526)	1,285	(618)
Less: reclassification adjustment for gains included in net income, net of taxes	199	121	264	158
Other comprehensive income (loss)	754	(647)	1,021	(776)

Total comprehensive income (loss)	1,597	(239)	2,546	300

Stock compensation expense	40	32	81	56

Dividends declared on preferred stock	(94)	(94)	(188)	(148)

Dividends declared on common stock	(200)	(200)	(400)	(659)

Reissuance of treasury stock (26,000 shares)	410	-	410	-

Balance at end of period	$39,483	$35,672	$39,483	$35,672

Common cash dividend per share	$0.14	$0.14	$0.28	$0.46

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.  Options and restricted stock awards of 108,750 shares of common stock and warrants to purchase 50,111 shares of common stock were not included in computing diluted earnings per share because their cumulative effects were not dilutive for the three and six month periods ended June 30, 2010 and 2009.

4.	Securities.

The following table summarizes the Corporation’s securities as of June 30, 2010 and December 31, 2009:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
June 30, 2010:
U.S. Treasury and federal agency	$2,519	$63	$-	$2,582
U.S. government sponsored entities and agencies	63,223	272	-	63,495
Mortgage-backed securities: residential	29,041	1,021	-	30,062
Collateralized mortgage obligations: residential	2,023	3	(8)	2,018
State and political subdivisions	28,445	899	(30)	29,314
Equity securities	2,589	-	(221)	2,368
	$127,840	$2,258	$(259)	$129,839
December 31, 2009:
U.S. Treasury and federal agency	$2,976	$25	$-	$3,001
U.S. government sponsored entities and agencies	50,953	113	(269)	50,797
Mortgage-backed securities: residential	16,459	109	(38)	16,530
Collateralized mortgage obligations: residential	5,130	4	(4)	5,130
State and political subdivisions	26,271	696	-	26,967
Equity securities	3,003	-	(185)	2,818
	$104,792	$947	$(496)	$105,243

The following table summarizes scheduled maturities of the Corporation’s securities as of June 30, 2010:

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$201	$205
Due after one year through five years	58,962	59,193
Due after five through ten years	22,019	22,666
Due after ten years	44,069	45,407
No scheduled maturity	2,589	2,368
	$127,840	$129,839

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.	Securities (continued).

Information pertaining to securities with gross unrealized losses as of June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2010:
Collateralized mortgage obligations: residential	$906	$(8)	$-	$-	$906	$(8)
State and political subdivisions	2,640	(30)	-	-	2,640	(30)
Equity securities	914	(123)	663	(98)	1,577	(221)
	$4,460	$(161)	$663	$(98)	$5,123	$(259)

December 31, 2009:
U.S. government sponsored entities and agencies	$32,716	$(269)	$-	$-	$32,716	$(269)
Mortgage-backed securities: residential	1,961	(38)	-	-	1,961	(38)
Collateralized mortgage obligations: residential	1,275	(2)	910	(2)	2,185	(4)
Equity securities	1,341	(110)	686	(75)	2,027	(185)
	$37,293	$(419)	$1,596	$(77)	$38,889	$(496)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery.

There were five equity and six debt securities in an unrealized loss position as of June 30, 2010.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term and believes these securities have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all information available to determine the financial position and near term prospects of each issuer.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of June 30, 2010 to be other-than-temporarily impaired.

For debt securities, an additional and critical component of the evaluation for other-than-temporary impairment is the identification of credit-related impairment of securities where it is likely that the Corporation will not receive cash flows sufficient to recover the entire amortized cost basis of the security.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2010 to be other-than-temporarily impaired.

5.	Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential first mortgages	$77,615	$74,099
Home equity loans and lines of credit	75,351	77,284
Commercial real estate	90,651	89,952
	243,617	241,335
Other loans:
Commercial business	39,573	41,588
Consumer	12,604	12,894
	52,177	54,482
Total loans, gross	295,794	295,817
Less allowance for loan losses	3,298	3,202
Total loans, net	$292,496	$292,615
Nonaccrual loans	$3,237	$2,359
Loans 90 days or more past due and still accruing	81	59
Total nonperforming loans	$3,318	$2,418

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

(Dollar amounts in thousands)	At or for the three months ended		At or for the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$3,174	$2,885	$3,202	$2,651
Provision for loan losses	225	540	353	837
Charge-offs	(110)	(501)	(277)	(572)
Recoveries	9	11	20	19
Balance at the end of the period	$3,298	$2,935	$3,298	$2,935

Loans individually considered impaired were as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2010	2010

Loans considered impaired:
With no allocated allowance for loan losses	$276	$150
With an allocated allowance for loan losses	799	590
	$1,075	$740

Amount of the allowance for loan losses allocated	$140	$128

6.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2010 and December 31, 2009:

(Dollar amounts in thousands)	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,657	$-
Core deposit intangibles	4,027	1,747	4,027	1,443

Total	$7,691	$1,747	$7,684	$1,443

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2009 or in the first six months of 2010.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three and six month periods ending June 30, 2010, the Corporation recorded intangible amortization expense totaling $152,000 and $304,000, respectively.

7.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan.  Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for the six months ended June 30, 2010 and 2009 amounted to $88,000 and $73,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service.  Effective January 1, 2009, the plan was closed to new participants.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

(Dollar amounts in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$73	$62	$146	$124
Interest cost	79	75	158	150
Expected return on plan assets	(79)	(66)	(159)	(132)
Prior service costs	(8)	(8)	(16)	(16)
Recognized net actuarial loss	27	27	55	54

Net periodic pension cost	$92	$90	$185	$180

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $425,000 to its pension plan in 2010.  As of June 30, 2010, $425,000 has been contributed.

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

A summary of option activity under the Plan as of June 30, 2010, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)

Outstanding as of January 1, 2010	96,250	$24.79	$-	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2010	96,250	$24.79	$-	7.3

Exercisable as of June 30, 2010	74,000	$26.00	$-	7.0

A summary of the status of the Corporation’s nonvested options as of June 30, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2010	96,250	$3.02
Granted	-	-
Vested	(74,000)	3.39
Forfeited	-	-
Nonvested as of June 30, 2010	22,250	$1.80

During the six month period ended June 30, 2010, the Corporation granted 1,250 restricted stock awards with a face value of $17,000 based on the grant date stock price of $13.60.  In addition, the Corporation granted 4,500 shares of restricted stock awards in 2008 and 6,750 shares of restricted stock awards in 2009 with face values of $101,000 and $91,000, respectively based on the grant date stock prices of $22.50 and $13.50, respectively.  Restricted stock awards are 100% vested on the third anniversary date of the grant.

For the six month period ended June 30, 2010 and 2009, the Corporation recognized $81,000 and $56,000, respectively, in stock compensation expense.  As of June 30, 2010, there was $154,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next three years.

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

Impaired loans – Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Most of the Corporation’s loans are collateral dependent and, accordingly, fair value is measured based on the estimated fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation (Level 3).  Upon management’s ongoing review, adjustments may be made to an appraised value to reflect various factors such as the age of the appraisal, known changes in the market or the collateral and management’s estimation of the costs to sell.  As of June 30, 2010 and December 31, 2009, the fair value consisted of loan balances of $799,000 and $590,000, respectively, net of a valuation allowance of $140,000 and $128,000, respectively.  These impaired loans consisted primarily of commercial real estate.  Additional provision for loan losses of $62,000 was recorded during the six months ended June 30, 2010.  Additional provision for loan losses of $128,000 was recorded during the year ended December 31, 2009.

9.	Fair Values of Financial Instruments (continued).

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2010:
U.S. Treasury and federal agency	$2,582	$-	$2,582	$-
U.S. government sponsored entities and agencies	63,495	-	63,495	-
Mortgage-backed securities: residential	30,062	-	30,062	-
Collateralized mortgage obligations	2,018	-	2,018	-
State and political subdivision	29,314	-	29,314	-
Equity securities	2,368	1,643	725	-
	$129,839	$1,643	$128,196	$-

December 31, 2009:
U.S. government sponsored entities and agencies	$3,001	$-	$3,001	$-
Mortgage-backed securities: residential	50,797	-	50,797	-
Collateralized mortgage obligations	16,530	-	16,530	-
State and political subdivision	5,130	-	5,130	-
Corporate securities	26,967	-	26,967	-
Equity securities	2,818	2,093	725	-
	$105,243	$2,093	$103,150	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2010:
Impaired loans	$659	$-	$-	$659
	$659	$-	$-	$659

December 31, 2009:
Impaired loans	$462	$-	$-	$462
	$462	$-	$-	$462

9.	Fair Values of Financial Instruments (continued).

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2010:

(Dollar amounts in thousands)	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$34,697	$34,862	$38,952	$38,952
Securities	129,839	129,839	105,243	105,243
Loans receivable, net	292,496	302,220	292,615	298,197
Federal bank stocks	4,275	N/A	4,125	N/A
Accrued interest receivable	1,591	1,591	1,574	1,574

Financial liabilities:
Deposits	404,547	410,800	385,325	389,443
Borrowed funds	40,000	43,966	40,000	43,258
Accrued interest payable	729	729	711	711

Off-balance sheet commitments	-	-	-	-

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

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009:

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

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance increasing fair value disclosure and to clarify some existing disclosure requirements about fair value measurement.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation’s consolidated financial statements.  The Corporation believes that the adoption of the remaining portion of this amendment will not have a significant impact on the consolidated financial statements.

In April 2010, the FASB issued guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition.  This guidance addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  The guidance also clarifies that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  This guidance is not expected to have a significant impact on the consolidated financial statements.

In July 2010, the FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses.  The standard will require the Corporation to expand disclosures about the credit quality of loans and the related reserves against them.  The additional disclosures will include details on past due loans, credit quality indicators and modifications of loans.  The statement is effective for interim and annual reporting periods after December 15, 2010.  The Corporation will include these disclosures beginning with its December 31, 2010 consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2010, compared to the same periods in 2009 and should be read in conjunction with the Corporation’s December 31, 2009 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 14 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $19.6 million or 4.2% to $487.2 million at June 30, 2010 from $467.5 million at December 31, 2009.  This increase resulted from an increase in securities of $24.6 million, partially offset by a decrease in cash and cash equivalents of $4.3 million.  The net increase in the Corporation’s assets was primarily funded by increases in customer deposits.

Total liabilities increased $17.2 million or 4.0% to $447.7 million at June 30, 2010 from $430.5 million at December 31, 2009, while total stockholders’ equity increased $2.5 million or 6.6% to $39.5 million at June 30, 2010 from $37.0 million at December 31, 2009.  The increase in total liabilities resulted primarily from a $19.2 million or 5.0% increase in customer deposits.  The increase in customer deposits consisted of an $8.9 million or 13.4% increase in noninterest bearing deposits and a $10.3 million or 3.2% increase in interest bearing deposits.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended June 30, 2010 and 2009

General.  Net income increased $435,000 to $843,000 for the three months ended June 30, 2010 from $408,000 for the same period in 2009.  This $435,000 increase was the result of increases in net interest income and noninterest income of $676,000 and $178,000, respectively, and a decrease in the provision for loan losses of $315,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $568,000 and $166,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $694,000 or 22.3% to $3.8 million for the three months ended June 30, 2010 from $3.1 million for the same period in 2009.  This net increase can be attributed to an increase in tax equivalent interest income of $746,000, partially offset by an increase in interest expense of $52,000.

Interest income.  Interest income on a tax equivalent basis increased $746,000 or 15.2% to $5.7 million for the three months ended June 30, 2010, compared to $4.9 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and federal bank stock dividends of $278,000, $479,000 and $8,000, respectively, partially offset by a decrease in interest-earning deposits with banks of $19,000.

Tax equivalent interest earned on loans receivable increased $278,000 or 6.7% to $4.5 million for the three months ended June 30, 2010, compared to $4.2 million for the same period in 2009.  This increase resulted primarily from average loans increasing $20.6 million or 7.5%, accounting for $312,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the third quarter 2009 purchase of the Titusville banking office from PNC (formerly National City Bank).  Offsetting this favorable volume increase, the average yield on loans receivable decreased 5 basis points to 6.06% for the three months ended June 30, 2010, versus 6.11% for the same period in 2009, due to declining market interest rates, accounting for a $34,000 decrease in interest income.

Tax equivalent interest earned on securities increased $479,000 or 72.8% to $1.1 million for the three months ended June 30, 2010, compared to $658,000 for the same period in 2009.  The average volume of securities increased $75.1 million, primarily as a result of the deployment of net cash received in the branch purchase, accounting for a $688,000 increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 122 basis points to 3.48% for the three months ended June 30, 2010, versus 4.70% for the same period in 2009, due primarily to shorter-termed security purchases made in the third and fourth quarters of 2009 and first and second quarters of 2010 at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $209,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $19,000 or 21.8% to $68,000 for the three months ended June 30, 2010 from $87,000 for the same period in 2009.  The average volume of these assets increased $7.5 million, increasing interest income by $24,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 64 basis points to 0.90% for the three months ended June 30, 2010, compared to 1.54% for the same period in the prior year, accounting for a $43,000 decrease in interest income.

Dividends on federal bank stocks increased $8,000 to $11,000 for the three month period ended June 30, 2010 from $3,000 for the same period in 2009.  The average yield on these assets increased 75 basis points to 1.04% for the three months ended June 30, 2010, compared to 0.29% for the same period the prior year.

Interest expense.  Interest expense increased $52,000 or 2.9% to $1.9 million for the three months ended June 30, 2010 from $1.8 million for the same period in 2009.  This increase in interest expense can be attributed to an increase in interest incurred on borrowed funds of $66,000, partially offset by a decrease in interest incurred on deposits of $14,000.

Interest expense incurred on deposits decreased $14,000 or 1.0% to $1.4 million for the three months ended June 30, 2010 compared to $1.4 million for the same period in 2009.  The average cost of interest-bearing deposits decreased 64 basis points to 1.71% for the three months ended June 30, 2010, compared to 2.35% for the same period in 2009 causing a $445,000 decrease in interest expense.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $86.8 million or 35.8% to $329.1 million for the three months ended June 30, 2010, compared to $242.3 million for the same period in 2009 causing a $431,000 increase in interest expense.  This increase was primarily due to deposits assumed through the aforementioned branch purchase.

Interest expense incurred on borrowed funds increased $66,000 or 17.0% to $455,000 for the three months ended June 30, 2010, compared to $389,000 for the same period in the prior year.  This increase can be attributed to an increase in the average cost of borrowed funds of 71 basis points to 4.56% for the three months ended June 30, 2010, compared to 3.85% for the same period in 2009 causing a $71,000 increase in interest expense.  This increase in the average cost was due to higher short-term borrowing rates resulting from the third quarter 2009 $5.0 million advance on a line of credit with a correspondent bank.  The line of credit has a current rate of 4.75%.  Partially offsetting this unfavorable cost increase, the average balance of short-term borrowed funds decreased $561,000 or 1.4% to $40.0 million for the three months ended June 30, 2010, compared to $40.6 million for the same period in the prior year, causing a $5,000 decrease in interest expense.  This volume decrease was related to a decrease in short-term borrowings.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$287,822	$4,360	6.08%	$257,198	$4,009	6.25%
Loans, tax exempt	6,638	92	5.56%	16,624	165	3.98%
Total loans receivable	294,460	4,452	6.06%	273,822	4,174	6.11%

Securities, taxable	102,702	732	2.86%	39,329	383	3.91%
Securities, tax exempt	28,517	405	5.70%	16,833	275	6.56%
Total securities	131,219	1,137	3.48%	56,162	658	4.70%

Interest-earning deposits with banks	30,238	68	0.90%	22,689	87	1.54%
Federal bank stocks	4,262	11	1.04%	4,125	3	0.29%
Total interest-earning cash equivalents	34,500	79	0.92%	26,814	90	1.35%

Total interest-earning assets	460,179	5,668	4.94%	356,798	4,922	5.53%
Cash and due from banks	2,476			2,173
Other noninterest-earning assets	23,075			16,556

Total Assets	$485,730			$375,527

Interest-bearing liabilities:
Interest-bearing demand deposits	$172,816	$232	0.54%	$116,495	$259	0.89%
Time deposits	156,324	1,175	3.01%	125,829	1,162	3.70%
Total interest-bearing deposits	329,140	1,407	1.71%	242,324	1,421	2.35%

Borrowed funds, short-term	5,000	60	4.81%	5,561	4	0.30%
Borrowed funds, long-term	35,000	395	4.53%	35,000	385	4.41%
Total borrowed funds	40,000	455	4.56%	40,561	389	3.85%

Total interest-bearing liabilities	369,140	1,862	2.02%	282,885	1,810	2.57%

Noninterest-bearing demand deposits	74,918	-	-	52,757	-	-

Funding and cost of funds	444,058	1,862	1.68%	335,642	1,810	2.16%

Other noninterest-bearing liabilities	3,463			3,882

Total Liabilities	447,521			339,524
Stockholders' Equity	38,209			36,003

Total Liabilities and Stockholders' Equity	$485,730			$375,527

Net interest income		$3,806			$3,112

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.92%			2.96%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.32%			3.50%

Analysis of Changes in Net Interest Income.  The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates.  The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate), rate (change in rate multiplied by prior year volume) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume).  The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.  Changes in interest income on loans and securities reflect the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended June 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$312	$(34)	$278
Securities	688	(209)	479
Interest-earning deposits with banks	24	(43)	(19)
Federal bank stocks	-	8	8

Total interest-earning assets	1,024	(278)	746

Interest expense:
Interest-bearing deposits	431	(445)	(14)
Borrowed funds	(5)	71	66

Total interest-bearing liabilities	426	(374)	52

Net interest income	$598	$96	$694

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2010 and 2009 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	June 30,
	2010	2009
Balance at the beginning of the period	$3,174	$2,885
Provision for loan losses	225	540
Charge-offs	(110)	(501)
Recoveries	9	11
Balance at the end of the period	$3,298	$2,935

Non-performing loans	$3,318	$2,208
Non-performing assets	3,453	2,746
Non-performing loans to total loans	1.12%	0.81%
Non-performing assets to total assets	0.71%	0.70%
Allowance for loan losses to total loans	1.11%	1.08%
Allowance for loan losses to non-performing loans	99.40%	132.94%

The provision for loan losses decreased $315,000 or 58.3% to $225,000 for the three month period ended June 30, 2010 from $540,000 for the same period in the prior year due to a decline in overall delinquency in the loan portfolio.  At June 30, 2010, loans past due 30 days or more totaled $4.2 million, compared to $7.7 million in delinquent loans at December 31, 2009.

Nonperforming loans increased $1.1 million to $3.3 million at June 30, 2010 from $2.2 million at June 30, 2009 as a result of pressure on borrowers related to the prevailing poor economic climate.  At June 30, 2010, nonperforming loans were stable, increasing by $81,000 from $3.2 million at March 31, 2010.

Noninterest income.  Noninterest income increased $178,000 or 19.4% to $1.1 million during the three months ended June 30, 2010, compared to $919,000 during the same period in the prior year.  This increase was primarily due to increases in gains on the sale of securities and other noninterest income of $117,000 and $72,000, respectively.  The Corporation recorded gains on the sale of certain securities totaling $301,000 during the second quarter of 2010 compared to gains totaling $184,000 on the sale of investments during the second quarter of 2009.  Other noninterest income increased primarily due to an increase in ATM and point-of-sale interchange fee income of $69,000 to $151,000 for the three months ended June 30, 2010, compared to $82,000 during the same period in the prior year.

Noninterest expense.  Noninterest expense increased $568,000 or 19.6% to $3.5 million during the three months ended June 30, 2010 compared to $2.9 million for the same period in 2009.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization and other noninterest expenses of $339,000, $86,000, $152,000 and $168,000, respectively, partially offset by a decrease in professional fees and FDIC expense of $96,000 and $81,000, respectively.

Compensation and employee benefits increased $339,000 or 23.6% to $1.8 million for the three months ended June 30, 2010 compared to $1.4 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases, staff added in connection with the 2009 branch purchase and the reinstatement of the previously suspended incentive programs.

Premises and equipment increased $86,000 or 19.4% to $529,000 for the three months ended June 30, 2010, compared to $443,000 for the same period in the prior year.  This increase was primarily related to the 2009 branch purchase and increased fixed asset depreciation expenses.

As a result of the branch purchase, the Bank recognized $152,000 of core deposit intangible amortization expense during the second quarter of 2010.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees decreased $96,000 or 36.8% to $165,000 for the three months ended June 30, 2010, compared to $261,000 for the same period in the prior year.  This decrease was primarily related to a decrease in legal and consulting fees associated with the 2009 branch office purchase.

FDIC expense decreased $81,000 to $148,000 for the three months ended June 30, 2010, compared to $229,000 for the same period in the prior year.  During the second quarter of 2009, in addition to regular quarterly premiums, the Corporation recorded $180,000 in FDIC expense for a special assessment which was imposed on all FDIC insured depository institutions and collected on September 30, 2009.  Regular quarterly FDIC premiums for the second quarter of 2010 increased from the same quarter in the prior year as a result of the Bank’s increased deposit base and increased base assessment rates applied to all FDIC insured depository institutions.

Other noninterest expense increased $168,000 or 32.0% to $693,000 during the three months ended June 30, 2010, compared to $525,000 for the same period in the prior year.  This increase can be attributed primarily to costs associated with operating an additional branch office.

Provision for income taxes.  The provision for income taxes increased $166,000 to $220,000 for the three months ended June 30, 2010 compared to $54,000 for the same period in the prior year.  This increase was primarily related to an increase in pre-tax income of $601,000 to $1.1 million for the three months ended June 30, 2010, compared to $462,000 for the same period in 2009.  The effective tax rate increased to 20.7% for the three months ended June 30, 2010, compared to 11.7% for the same period in 2009.  This higher effective tax rate resulted from a decreased portion of pre-tax income having been generated from tax-exempt investment securities and loans.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Period Ended June 30, 2010 and 2009

General.  Net income increased $449,000 or 41.7% to $1.5 million for the six months ended June 30, 2010 from $1.1 million for the same period in 2009.  This increase was the result of increases in net interest income and noninterest income of $1.1 million and $302,000, respectively, and a decrease in the provision for loan losses of $484,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $1.3 million and $122,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $1.2 million or 18.6% to $7.5 million for the six months ended June 30, 2010 from $6.3 million for the same period in 2009.  This net increase can be attributed to an increase in tax equivalent interest income of $1.1 million and a decrease in interest expense of $27,000.

Interest income.  Interest income on a tax equivalent basis increased $1.1 million or 11.4% to $11.2 million for the six months ended June 30, 2010, compared to $10.0 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and federal bank stock dividends of $437,000, $718,000 and $14,000, respectively, partially offset by a decrease in interest-earning deposits with banks of $24,000.

Tax equivalent interest earned on loans receivable increased $437,000 or 5.2% to $8.9 million for the six months ended June 30, 2010, compared to $8.5 million for the same period in 2009.  This increase resulted primarily from average loans increasing $18.2 million or 6.6%, accounting for $550,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the third quarter 2009 purchase of the Titusville banking office from PNC (formerly National City Bank).  Offsetting this favorable volume increase, the average yield on loans receivable decreased 8 basis points to 6.08% for the six months ended June 30, 2010, versus 6.16% for the same period in 2009, due to declining market interest rates, accounting for a $113,000 decrease in interest income.

Tax equivalent interest earned on securities increased $718,000 or 51.0% to $2.1 million for the six months ended June 30, 2010, compared to $1.4 million for the same period in 2009.  The average volume of securities increased $64.8 million, primarily as a result of the deployment of net cash received in the branch purchase, accounting for a $1.2 million increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 138 basis points to 3.48% for the six months ended June 30, 2010, versus 4.86% for the same period in 2009, due primarily to shorter-termed security purchases made in the third and fourth quarters of 2009 and first and second quarters of 2010 at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $490,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $24,000 or 13.6% to $152,000 for the six months ended June 30, 2010 from $176,000 for the same period in 2009.  The average volume of these assets increased $6.9 million, increasing interest income by $46,000.  Offsetting this volume increase, the average yield on interest-earning deposit accounts decreased 54 basis points to 1.05% for the six months ended June 30, 2010, compared to 1.59% for the same period in the prior year, accounting for a $70,000 decrease in interest income.

Dividends on federal bank stocks increased $14,000 to $22,000 for the six month period ended June 30, 2010 from $8,000 for the same period in 2009.  The average yield on these assets increased 65 basis points to 1.06% for the six months ended June 30, 2010, compared to 0.41% for the same period the prior year.

Interest expense.  Interest expense decreased $27,000 to $3.7 million for the six months ended June 30, 2010 from $3.8 million for the same period in 2009.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $128,000, partially offset by an increase in interest incurred on borrowed funds of $101,000.

Interest expense incurred on deposits decreased $128,000 or 4.3% to $2.8 million for the six months ended June 30, 2010 compared to $3.0 million for the same period in 2009.  The average cost of interest-bearing deposits decreased 73 basis points to 1.76% for the six months ended June 30, 2010, compared to 2.49% for the same period in 2009 causing a $1.0 million decrease in interest expense.  Partially offsetting this favorable rate variance, the average volume of interest-bearing deposits increased $84.3 million or 35.1% to $324.4 million for the six months ended June 30, 2010, compared to $240.0 million for the same period in 2009 causing an $874,000 increase in interest expense.  This increase was primarily due to deposits assumed through the aforementioned branch purchase.

Interest expense incurred on borrowed funds increased $101,000 or 12.6% to $901,000 for the six months ended June 30, 2010, compared to $800,000 for the same period in the prior year.  This increase can be attributed to an increase in the average cost of borrowed funds of 121 basis points to 4.54% for the six months ended June 30, 2010, compared to 3.33% for the same period in 2009 causing a $257,000 increase in interest expense.  This increase in the average cost was due to higher short-term borrowing rates resulting from the third quarter 2009 $5.0 million advance on a line of credit with a correspondent bank.  The line of credit has a current rate of 4.75%.  Partially offsetting this unfavorable cost increase, the average balance of borrowed funds decreased $8.5 million or 17.5% to $40.0 million for the six months ended June 30, 2010, compared to $48.5 million for the same period in the prior year, causing a $156,000 decrease in interest expense.  This volume decrease was related to a decrease in short-term borrowings.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$288,030	$8,706	6.10%	$260,137	$8,129	6.30%
Loans, tax exempt	6,798	188	5.58%	16,499	328	4.01%
Total loans receivable	294,828	8,894	6.08%	276,636	8,457	6.16%

Securities, taxable	95,655	1,340	2.82%	43,191	911	4.25%
Securities, tax exempt	27,546	786	5.75%	15,257	497	6.57%
Total securities	123,201	2,126	3.48%	58,448	1,408	4.86%

Interest-earning deposits with banks	29,307	152	1.05%	22,379	176	1.59%
Federal bank stocks	4,194	22	1.06%	3,962	8	0.41%
Total interest-earning cash equivalents	33,501	174	1.05%	26,341	184	1.41%

Total interest-earning assets	451,530	11,194	5.00%	361,425	10,049	5.61%
Cash and due from banks	2,317			2,174
Other noninterest-earning assets	23,029			16,544

Total assets	$476,876			$380,143

Interest-bearing liabilities:
Interest-bearing demand deposits	$165,616	$462	0.56%	$112,987	$572	1.02%
Time deposits	158,765	2,371	3.01%	127,059	2,389	3.79%
Total interest-bearing deposits	324,381	2,833	1.76%	240,046	2,961	2.49%

Borrowed funds, long-term	35,000	782	4.51%	35,000	772	4.45%
Borrowed funds, short-term	5,001	119	4.80%	13,473	28	0.42%
Total borrowed funds	40,001	901	4.54%	48,473	800	3.33%

Total interest-bearing liabilities	364,382	3,734	2.07%	288,519	3,761	2.63%
Noninterest-bearing demand deposits	71,436	-	-	51,542	-	-

Funding and cost of funds	435,818	3,734	1.73%	340,061	3,761	2.23%
Other noninterest-bearing liabilities	3,200			4,048

Total liabilities	439,018			344,109
Stockholders' equity	37,858			36,032

Total liabilities and stockholders' equity	$476,876			$380,141

Net interest income		$7,460			$6,288

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.93%			2.98%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.33%			3.51%

Analysis of Changes in Net Interest Income.  The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates.  The table reflects the extent to which changes in the Corporation’s interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume).  The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances.  Changes in interest income on loans and securities reflect the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Six months ended June 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$550	$(113)	$437
Securities	1,208	(490)	718
Interest-earning deposits with banks	46	(70)	(24)
Federal bank stocks	-	14	14

Total interest-earning assets	1,804	(659)	1,145

Interest expense:
Deposits	874	(1,002)	(128)
Borrowed funds	(156)	257	101

Total interest-bearing liabilities	718	(745)	(27)

Net interest income	$1,086	$86	$1,172

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2010 and 2009 is as follows:

(Dollar amounts in thousands)	At or for the six months ended
	June 30,
	2010	2009
Balance at the beginning of the period	$3,202	$2,651
Provision for loan losses	353	837
Charge-offs	(277)	(572)
Recoveries	20	19
Balance at the end of the period	$3,298	$2,935

Non-performing loans	$3,318	$2,208
Non-performing assets	3,453	2,746
Non-performing loans to total loans	1.12%	0.81%
Non-performing assets to total assets	0.71%	0.70%
Allowance for loan losses to total loans	1.11%	1.08%
Allowance for loan losses to non-performing loans	99.40%	132.94%

The provision for loan losses decreased $484,000 or 57.8% to $353,000 for the six month period ended June 30, 2010 from $837,000 for the same period in the prior year due to a decline in overall delinquency in the loan portfolio.  At June 30, 2010, loans past due 30 days or more totaled $4.2 million, compared to $7.7 million in delinquent loans at December 31, 2009.

Nonperforming loans increased $1.1 million to $3.3 million at June 30, 2010 from $2.2 million at June 30, 2009 as a result of pressure on borrowers related to the prevailing poor economic climate.  During the six month period ended June 30, 2010, nonperforming loans increased by $900,000 from $2.4 million at December 31, 2009.  This increase was due primarily to the addition of an $811,000 credit relationship to nonaccrual status due to its recent performance.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of June 30, 2010, the Corporation’s classified and criticized assets amounted to $14.7 million, with $7.7 million classified as substandard, $49,000 classified as doubtful and $6.9 million identified as special mention.  As of March 31, 2010 and December 31, 2009, the Corporation’s classified and criticized assets amounted to $15.8 million and $16.6 million, respectively.  Included in classified and criticized assets at June 30, 2010 are two separate loans exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms.

The first loan, with an outstanding balance of $3.0 million at June 30, 2010, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant due to the seasonal business of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale.  Pending such sales, the Bank anticipates that the relationship may continue to have cash flow issues which may impact the timely payment of principal and interest to the Bank.  At June 30, 2010, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur a loss on this loan.

The second loan, with an outstanding balance of $2.2 million at June 30, 2010, is a consumer installment loan for the purpose of the consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At June 30, 2010, the loan was performing but was classified substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur a loss on this loan.

Noninterest income.  Noninterest income increased $302,000 or 18.4% to $1.9 million during the six months ended June 30, 2010, compared to $1.6 million during the same period in the prior year.  This increase was primarily due to increases in gains on the sale of securities and commissions on financial services.  The Corporation recorded gains on the sale of certain securities totaling $400,000 during the first six months of 2010 compared to gains totaling $240,000 on the sale of investments during the first six months of 2009.  Commissions on financial services increased $79,000 due in part to the addition of two financial services representatives during 2010.  In addition to these favorable variances, title premiums increased $42,000 as the Corporation’s title company, which began operations in 2009, is now fully integrated and operational, and other noninterest income increased $56,000 primarily due to an $148,000 increase in ATM and point-of-sale interchange fee income.  Partially offsetting the increase in interchange fee income, gains on the sale of bank assets decreased by $74,000 as the Corporation realized a $74,000 gain on the sale of a bank assets in 2009 as a result of the sale of a building acquired in connection with the 2008 acquisition of Elk County Savings and Loan Association.

Noninterest expense.  Noninterest expense increased $1.3 million or 24.3% to $6.9 million during the six months ended June 30, 2010 compared to $5.5 million for the same period in 2009.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization, FDIC expense and other noninterest expenses of $732,000, $155,000, $304,000, $16,000 and $286,000, respectively, partially offset by a decrease in professional fees of $155,000.

Compensation and employee benefits increased $732,000 or 25.5% to $3.6 million for the six months ended June 30, 2010 compared to $2.9 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases, staff added in connection with the 2009 branch purchase and the reinstatement of the previously suspended incentive programs.

Premises and equipment increased $155,000 or 16.8% to $1.1 million for the six months ended June 30, 2010, compared to $925,000 for the same period in the prior year.  This increase was primarily related to the 2009 branch purchase and increased fixed asset depreciation expenses.

Associated with the branch purchase, the Bank recognized $304,000 of core deposit intangible amortization expense during the first six months of 2010.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees decreased $155,000 or 35.7% to $279,000 for the six months ended June 30, 2010, compared to $434,000 for the same period in the prior year.  This decrease was primarily related to a decrease in legal and consulting fees associated with the 2009 branch office purchase.

FDIC expense increased $16,000 to $289,000 for the six months ended June 30, 2010, compared to $273,000 for the same period in the prior year.  This increase was the result of increases in the Bank’s deposit base and increased base assessment rates applied to all FDIC insured depository institutions.  During the six months ended June 30, 2009, in addition to regular quarterly premiums, the Corporation recorded $180,000 in FDIC expense for a special assessment which was imposed on all FDIC insured depository institutions and collected on September 30, 2009.

Other noninterest expense increased $286,000 or 28.3% to $1.3 million during the six months ended June 30, 2010, compared to $1.0 million for the same period in the prior year.  This increase can be attributed primarily to costs associated with operating an additional branch office.

Provision for income taxes.  The provision for income taxes increased $122,000 or 49.2% to $370,000 for the six months ended June 30, 2010 compared to $248,000 for the same period in the prior year.  This increase was primarily related to the $571,000 increase in pre-tax income to $1.9 million for the six months ended June 30, 2010, compared to $1.3 million for the same period in 2009.  The effective tax rate increased to 19.5% for the six months ended June 30, 2010, compared to 18.7% for the same period in 2009.  This higher effective tax rate resulted from a decreased portion of pre-tax income having been generated from tax-exempt investment securities and loans.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the six months ended June 30, 2010, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of such date, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $53.8 million, and standby letters of credit totaling $1.0 million.

At June 30, 2010, time deposits amounted to $153.7 million or 38.1% of the Corporation’s total consolidated deposits, including approximately $50.8 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At June 30, 2010, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $126.2 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at June 30, 2010,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $145.9 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $144.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $1.1 million.  At June 30, 2010, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 99.2%.

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

As of June 30, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2010, the Corporation sold 26,000 shares of its common stock to The Retirement Plan for Employees of the Farmers National Bank of Emlenton (the “Plan”).  The shares of common stock were sold to the Plan for aggregate proceeds of $409,500 or $15.75 per share.  The shares of common stock were sold by the Corporation to the Plan in a private transaction exempt from registration under Section 4(2) of The Securities Act of 1933, as amended.  The proceeds of the sale will be used by the Corporation for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6.  Exhibits

Exhibit 3.2	Amended and Restated By-Laws of Emclaire Financial Corp.
Exhibit 10.8	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010.
Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: August 9, 2010	By: /s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 9, 2010	By: /s/ Amanda L. Engles
Amanda L. Engles
Treasurer and Principal Accounting Officer