Form 10-Q
period 2010-09-30
EMCLAIRE FINANCIAL CORP
filed 2010-11-12
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock was 1,457,404 at November 12, 2010.

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets
As of September 30, 2010 (Unaudited) and December 31, 2009
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2010	2009

Assets

Cash and due from banks	$2,919	$2,822
Interest earning deposits with banks	17,479	36,130
Cash and cash equivalents	20,398	38,952
Securities available for sale, at fair value	129,564	105,243
Loans receivable, net of allowance for loan losses of $3,457 and $3,202	297,854	292,615
Federal bank stocks, at cost	4,275	4,125
Bank-owned life insurance	5,543	5,388
Accrued interest receivable	1,589	1,574
Premises and equipment, net	8,859	9,170
Goodwill	3,664	3,657
Core deposit intangible	2,140	2,585
Prepaid expenses and other assets	3,687	4,217

Total Assets	$477,573	$467,526

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$74,971	$67,033
Interest bearing	328,684	318,292
Total deposits	403,655	385,325
Short-term borrowed funds	5,000	5,000
Long-term borrowed funds	25,000	35,000
Accrued interest payable	680	711
Accrued expenses and other liabilities	2,667	4,456

Total Liabilities	437,002	430,492

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Cumulative preferred stock, $1.00 par value, $7,500 liquidation value, 3,000,000 shares authorized; 7,500 issued and outstanding	7,443	7,430
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,559,421 shares issued; 1,457,404 and 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,788	14,685
Treasury stock, at cost; 102,017 and 128,017 shares	(2,114)	(2,653)
Retained earnings	17,425	15,967
Accumulated other comprehensive income (loss)	992	(432)

Total Stockholders' Equity	40,571	37,034

Total Liabilities and Stockholders' Equity	$477,573	$467,526

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans receivable, including fees	$4,505	$4,279	$13,342	$12,641
Securities:
Taxable	642	468	1,982	1,379
Exempt from federal income tax	299	254	845	596
Federal bank stocks	10	10	32	19
Interest earning deposits with banks	63	101	214	277
Total interest and dividend income	5,519	5,112	16,415	14,912

Interest expense:
Deposits	1,328	1,427	4,161	4,388
Borrowed funds	415	433	1,316	1,232
Total interest expense	1,743	1,860	5,477	5,620

Net interest income	3,776	3,252	10,938	9,292
Provision for loan losses	113	240	465	1,077

Net interest income after provision for loan losses	3,663	3,012	10,473	8,215

Noninterest income:
Fees and service charges	340	382	1,026	1,104
Commissions on financial services	212	75	542	327
Title premiums	36	18	78	31
Net gain (loss) on sale of available for sale securities	629	(691)	1,029	(451)
Net gain on sale of loans	-	-	-	4
Earnings on bank-owned life insurance	60	57	178	171
Other	196	171	560	466
Total noninterest income	1,473	12	3,413	1,652

Noninterest expense:
Compensation and employee benefits	1,755	1,549	5,361	4,424
Premises and equipment	526	472	1,605	1,396
Intangible amortization expense	141	51	445	51
Professional fees	134	299	413	733
FDIC expense	158	104	447	377
Other	1,190	780	2,488	1,792
Total noninterest expense	3,904	3,255	10,759	8,773

Income (loss) before income taxes	1,232	(231)	3,127	1,094
Provision for (benefit from) income taxes	271	(221)	641	27

Net income (loss)	961	(10)	2,486	1,067
Preferred stock dividends and discount accretion	98	98	294	294

Net income (loss) available to common stockholders	$863	$(108)	$2,192	$773

Basic and diluted earnings (loss) per common share	$0.59	$(0.08)	$1.52	$0.54

Average common shares outstanding	1,457,404	1,431,404	1,440,452	1,431,404

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$2,486	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	682	633
Provision for loan losses	465	1,077
Net amortization	146	127
Amortization of intangible assets and mortgage servicing rights	460	64
Realized (gains) losses on sales of available for sale securities, net	(1,029)	451
Net gains on sales of loans	-	(4)
Net losses on foreclosed real estate	25	-
Gain on sale of premises and equipment	-	(16)
Originations of loans sold	-	(159)
Proceeds from the sale of loans	-	163
Restricted stock and stock option compensation	103	87
Increase in bank-owned life insurance, net	(155)	(150)
Increase in accrued interest receivable	(15)	(70)
Increase in prepaid expenses and other assets	(145)	(846)
Decrease in accrued interest payable	(31)	(12)
Decrease in accrued expenses and other liabilities	(1,791)	(992)
Net cash provided by operating activities	1,201	1,420

Cash flows from investing activities
Loan originations and principal collections, net	(6,084)	(2,825)
Available for sale securities:
Sales	37,808	12,943
Maturities, repayments and calls	98,612	32,187
Purchases	(157,488)	(55,735)
Purchase of federal bank stocks	(150)	(328)
Proceeds from the sale of bank premises and equipment	-	203
Proceeds from the sale of foreclosed real estate	64	96
Net cash received in branch acquisition	-	54,923
Purchases of premises and equipment	(371)	(1,432)
Net cash provided by (used in) investing activities	(27,609)	40,032

Cash flows from financing activities
Net increase (decrease) in deposits	18,330	(1,156)
Proceeds from advance on line of credit	-	5,000
Repayments on Federal Home Loan Bank advances	(10,000)	(13,188)
Dividends paid	(886)	(1,101)
Proceeds from the reissuance of treasury stock	410	-
Net cash provided by (used in) financing activities	7,854	(10,445)

Increase (decrease) in cash and cash equivalents	(18,554)	31,007
Cash and cash equivalents at beginning of period	38,952	16,571
Cash and cash equivalents at end of period	$20,398	$47,578

Supplemental information:
Interest paid	$5,507	$5,632
Income taxes paid	550	183

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	155	200

Summary of branch acquisition:
Fair value of deposits assumed	-	92,596
Less: Fair value of tangible assets acquired	-	32,673
Cash received in acquisition	-	54,923
Goodwill and other intangibles recorded	$-	$5,000

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$39,483	$35,672	$37,034	$36,123

Net income (loss)	961	(10)	2,486	1,067

Other comprehensive income:
Change in net unrealized gains on available for sale securities, net of taxes	818	1,638	2,103	1,021
Less: reclassification adjustment for gains (losses) included in net income, net of taxes	415	(457)	679	(298)
Other comprehensive income	403	2,095	1,424	1,319

Total comprehensive income	1,364	2,085	3,910	2,386

Stock compensation expense	22	32	103	87

Dividends declared on preferred stock	(94)	(94)	(281)	(242)

Dividends declared on common stock	(204)	(200)	(605)	(859)

Reissuance of treasury stock (26,000 shares)	-	-	410	-

Balance at end of period	$40,571	$37,495	$40,571	$37,495

Common cash dividend per share	$0.14	$0.14	$0.42	$0.60

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, real estate owned, the valuation of deferred tax assets and other-than-temporary impairment charges on securities.  The results of operations for interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire year or any other period.  Certain amounts previously reported may have been reclassified to conform to the current year’s financial statement presentation.

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

2.	Earnings per Common Share (continued).

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings per share - basic
Net income (loss)	$961	$(10)	$2,486	$1,067
Preferred stock dividends and discount accretion	98	98	294	294
Net income (loss) available to common stockholders	$863	$(108)	$2,192	$773
Average common shares outstanding	1,457,404	1,431,404	1,440,452	1,431,404
Basic earnings (loss) per common share	$0.59	$(0.08)	$1.52	$0.54
Earnings per share - diluted
Net income (loss) available to common stockholders	$863	$(108)	$2,192	$773
Average common shares outstanding	1,457,404	1,431,404	1,440,452	1,431,404
Add: Dilutive effects of assumed exercises of stock options	2,331	-	1,722	-
Average shares and dilutive potential common shares	1,459,735	1,431,404	1,442,174	1,431,404
Diluted earnings (loss) per common share	$0.59	$(0.08)	$1.52	$0.54
Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	145,111	157,611	145,111	157,611

3.	Securities.

The following table summarizes the Corporation’s securities as of September 30, 2010 and December 31, 2009:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
September 30, 2010:
U.S. Treasury and federal agency	$1,977	$29	$-	$2,006
U.S. government sponsored entities and agencies	72,202	327	(2)	72,527
Mortgage-backed securities: residential	18,204	806	-	19,010
Collateralized mortgage obligations: residential	1,365	3	-	1,368
State and political subdivisions	30,619	1,566	(9)	32,176
Equity securities	2,588	-	(111)	2,477
	$126,955	$2,731	$(122)	$129,564
December 31, 2009:
U.S. Treasury and federal agency	$2,976	$25	$-	$3,001
U.S. government sponsored entities and agencies	50,953	113	(269)	50,797
Mortgage-backed securities: residential	16,459	109	(38)	16,530
Collateralized mortgage obligations: residential	5,130	4	(4)	5,130
State and political subdivisions	26,271	696	-	26,967
Equity securities	3,003	-	(185)	2,818
	$104,792	$947	$(496)	$105,243

3.	Securities (continued).

The following table summarizes scheduled maturities of the Corporation’s securities as of September 30, 2010:

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$-	$-
Due after one year through five years	54,392	54,616
Due after five through ten years	31,788	32,629
Due after ten years	18,618	19,464
No scheduled maturity	2,588	2,477
Mortgage-backed securities and collateralized mortgage obligations	19,569	20,378
	$126,955	$129,564

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Information pertaining to securities with gross unrealized losses as of September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2010:
U.S. government sponsored entities and agencies	$1,098	$(2)	$-	$-	$1,098	$(2)
Mortgage-backed securities: residential	-	-	-	-	-	-
Collateralized mortgage obligations: residential	$-	$-	$-	$-	$-	$-
State and political subdivisions	1,511	(9)	-	-	1,511	(9)
Equity securities	-	-	650	(111)	650	(111)
	$2,609	$(11)	$650	$(111)	$3,259	$(122)

December 31, 2009:
U.S. government sponsored entities and agencies	$32,716	$(269)	$-	$-	$32,716	$(269)
Mortgage-backed securities: residential	1,961	(38)	-	-	1,961	(38)
Collateralized mortgage obligations: residential	1,275	(2)	910	(2)	2,185	(4)
Equity securities	1,341	(110)	686	(75)	2,027	(185)
	$37,293	$(419)	$1,596	$(77)	$38,889	$(496)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

3.	Securities (continued).

There were four equity and five debt securities in an unrealized loss position as of September 30, 2010.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term and believes these securities have potential to appreciate in value over the long-term as the financial services sector recovers, while providing for a reasonable dividend yield.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer.  The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of September 30, 2010 to be other-than-temporarily impaired.

For debt securities, an additional and critical component of the evaluation for other-than-temporary impairment is the identification of credit-related impairment of securities where it is likely that the Corporation will not receive cash flows sufficient to recover the entire amortized cost basis of the security.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2010 to be other-than-temporarily impaired.

4.	Loans Receivable.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential first mortgages	$80,389	$74,099
Home equity loans and lines of credit	75,688	77,284
Commercial real estate	92,021	89,952
	248,098	241,335
Other loans:
Commercial business	39,699	41,588
Consumer	13,514	12,894
	53,213	54,482

Total loans, gross	301,311	295,817
Less allowance for loan losses	3,457	3,202
Total loans, net	$297,854	$292,615

Nonaccrual loans	$3,093	$2,359
Loans 90 days or more past due and still accruing	118	59
Total nonperforming loans	$3,211	$2,418

4.	Loans Receivable (continued).

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

(Dollar amounts in thousands)	At or for the three months ended		At or for the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$3,298	$2,935	$3,202	$2,651
Provision for loan losses	113	240	465	1,077
Charge-offs	(104)	(18)	(381)	(590)
Recoveries	150	1	171	20
Balance at the end of the period	$3,457	$3,158	$3,457	$3,158

Loans individually considered impaired were as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2010	2009

Loans considered impaired:
With no allocated allowance for loan losses	$572	$150
With an allocated allowance for loan losses	1,564	590
	$2,136	$740

Amount of the allowance for loan losses allocated	$449	$128

5.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2010 and December 31, 2009:

(Dollar amounts in thousands)	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,657	$-
Core deposit intangibles	4,027	1,888	4,027	1,443

Total	$7,691	$1,888	$7,684	$1,443

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2009 or in the first nine months of 2010.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three and nine month periods ending September 30, 2010, the Corporation recorded intangible amortization expense totaling $141,000 and $445,000, respectively.

6.	Employee Benefit Plans.

The Corporation maintains a defined contribution 401(k) Plan.  Eligible employees participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for the nine months ended September 30, 2010 and 2009 amounted to $133,000 and $111,000, respectively.

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all full-time employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service.  Effective January 1, 2009, the plan was closed to new participants.

The Corporation uses December 31 as the measurement date for its plans.

The components of the periodic pension cost are as follows:

(Dollar amounts in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$73	$76	$219	$200
Interest cost	79	61	237	211
Expected return on plan assets	(79)	(61)	(238)	(193)
Prior service costs	(8)	(7)	(23)	(23)
Recognized net actuarial loss	2	2	57	56

Net periodic pension cost	$67	$71	$252	$251

The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $425,000 to its pension plan in 2010.  As of September 30, 2010, $425,000 has been contributed.

7.	Stock Compensation Plans.

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

A summary of option activity under the Plan as of September 30, 2010, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)

Outstanding as of January 1, 2010	96,250	$24.79	$-	7.8
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2010	96,250	$24.79	$-	7.1

Exercisable as of September 30, 2010	74,000	$26.00	$-	6.7

7.	Stock Compensation Plans (continued).

During the nine month period ended September 30, 2010, the Corporation granted 1,250 and 1,000 restricted stock awards with a face value of $17,000 and $16,050, respectively, based on the grant date stock prices of $13.60 and $16.05, respectively.  In addition, the Corporation granted 4,500 shares of restricted stock awards in 2008 and 6,750 shares of restricted stock awards in 2009 with face values of $101,000 and $91,000, respectively based on the grant date stock prices of $22.50 and $13.50, respectively.  Restricted stock awards are 100% vested on the third anniversary date of the grant.

For the nine month period ended September 30, 2010 and 2009, the Corporation recognized $103,000 and $87,000, respectively, in stock compensation expense.  As of September 30, 2010, there was $148,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next three years.

8.	Fair Values of Financial Instruments.

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

Impaired loans – Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Most of the Corporation’s loans are collateral dependent and, accordingly, fair value is measured based on the estimated fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation (Level 3).  Upon management’s ongoing review, adjustments may be made to an appraised value to reflect various factors such as the age of the appraisal, known changes in the market or the collateral and management’s estimation of the costs to sell.  As of September 30, 2010 and December 31, 2009, the fair value consisted of loan balances of $1.6 million and $590,000, respectively, net of a valuation allowance of $449,000 and $128,000, respectively.  These impaired loans consisted primarily of commercial real estate.  Additional provision for loan losses of $413,000 was recorded during the nine months ended September 30, 2010.  Additional provision for loan losses of $128,000 was recorded during the year ended December 31, 2009.

8.	Fair Values of Financial Instruments (continued).

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2010:
U.S. Treasury and federal agency	$2,006	$-	$2,006	$-
U.S. government sponsored entities and agencies	72,527	-	72,527	-
Mortgage-backed securities: residential	19,010	-	19,010	-
Collateralized mortgage obligations	1,368	-	1,368	-
State and political subdivision	32,176	-	32,176	-
Equity securities	2,477	1,752	725	-
	$129,564	$1,752	$127,813	$-

December 31, 2009:
U.S. government sponsored entities and agencies	$3,001	$-	$3,001	$-
Mortgage-backed securities: residential	50,797	-	50,797	-
Collateralized mortgage obligations	16,530	-	16,530	-
State and political subdivision	5,130	-	5,130	-
Corporate securities	26,967	-	26,967	-
Equity securities	2,818	2,093	725	-
	$105,243	$2,093	$103,150	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2010:
Impaired loans	$1,115	$-	$-	$1,115
	$1,115	$-	$-	$1,115

December 31, 2009:
Impaired loans	$462	$-	$-	$462
	$462	$-	$-	$462

8.	Fair Values of Financial Instruments (continued).

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2010:

(Dollar amounts in thousands)	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$20,398	$20,398	$38,952	$38,952
Securities	129,564	129,564	105,243	105,243
Loans receivable, net	297,854	304,788	292,615	298,197
Federal bank stocks	4,275	N/A	4,125	N/A
Accrued interest receivable	1,589	1,589	1,574	1,574

Financial liabilities:
Deposits	403,655	411,392	385,325	389,443
Borrowed funds	30,000	33,883	40,000	43,258
Accrued interest payable	680	680	711	711

Off-balance sheet commitments	-	-	-	-

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

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at September 30, 2010 and December 31, 2009:

Carrying amount is the estimated fair value for cash and cash equivalents, securities, accrued interest receivable and payable, demand deposits, short-term borrowed funds, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of federal bank stocks due to restrictions placed on the stocks transferability.

Estimates of the fair value of off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.  Also, unfunded loan commitments relate principally to variable rate commercial loans.  Therefore, the fair value of these instruments is not material.

9.	Adoption of New Accounting Standards.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2010, compared to the same periods in 2009 and should be read in conjunction with the Corporation’s December 31, 2009 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 14 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $10.0 million or 2.2% to $477.6 million at September 30, 2010 from $467.5 million at December 31, 2009.  This increase resulted primarily from an increase in securities and loans of $24.3 million and $5.2 million, respectively, partially offset by a decrease in cash and cash equivalents of $18.6 million.  The net increase in the Corporation’s assets was primarily funded by increases in customer deposits.

Total liabilities increased $6.5 million or 1.5% to $437.0 million at September 30, 2010 from $430.5 million at December 31, 2009, while total stockholders’ equity increased $3.5 million or 9.6% to $40.6 million at September 30, 2010 from $37.0 million at December 31, 2009.  The increase in total liabilities resulted primarily from a $18.3 million or 4.8% increase in customer deposits, partially offset by a decrease in borrowed funds of $10.0 million.  The increase in customer deposits consisted of a $7.9 million or 11.8% increase in noninterest bearing deposits and a $10.4 million or 3.3% increase in interest bearing deposits.

At September 30, 2010, the Bank was considered well capitalized under the regulatory framework for prompt corrective action with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.79%, 13.38% and 14.64%, respectively, compared to 7.48%, 12.38% and 13.54%, respectively, at December 31, 2009.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended September 30, 2010 and 2009

General.  Net income increased $971,000 to $961,000 for the three months ended September 30, 2010 from a net loss of $10,000 for the same period in 2009.  This $971,000 increase was the result of increases in net interest income and noninterest income of $524,000 and $1.5 million, respectively, and a decrease in the provision for loan losses of $127,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $649,000 and $492,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $524,000 or 15.4% to $3.9 million for the three months ended September 30, 2010 from $3.4 million for the same period in 2009.  This net increase can be attributed to an increase in tax equivalent interest income of $407,000 and a decrease in interest expense of $117,000.

Interest income.  Interest income on a tax equivalent basis increased $407,000 or 7.7% to $5.7 million for the three months ended September 30, 2010, compared to $5.3 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans and securities of $207,000 and $238,000, respectively, partially offset by a decrease in interest-earning deposits with banks of $38,000.

Tax equivalent interest earned on loans receivable increased $207,000 or 4.8% to $4.5 million for the three months ended September 30, 2010, compared to $4.3 million for the same period in 2009.  This increase resulted primarily from average loans increasing $15.4 million or 5.5%, accounting for $235,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the third quarter 2009 purchase of the Titusville banking office from PNC (formerly National City Bank).  Offsetting this favorable volume increase, the average yield on loans receivable decreased 4 basis points to 6.03% for the three months ended September 30, 2010, versus 6.07% for the same period in 2009.  This unfavorable yield variance accounted for a $28,000 decrease in interest income.

Tax equivalent interest earned on securities increased $238,000 or 28.5% to $1.1 million for the three months ended September 30, 2010, compared to $834,000 for the same period in 2009.  The average balance of securities increased $50.8 million, primarily as a result of the deployment of net cash received in the 2009 branch purchase, accounting for a $452,000 increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 93 basis points to 3.29% for the three months ended September 30, 2010, versus 4.22% for the same period in 2009, due primarily to the deployment of cash received from the 2009 branch purchase and U.S. government agency calls into shorter-termed investment securities at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $214,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $38,000 or 37.6% to $63,000 for the three months ended September 30, 2010 from $101,000 for the same period in 2009.  The average balance of these assets decreased $15.8 million primarily due to the deployment of cash into higher yielding assets, decreasing interest income by $36,000.  In addition to this volume decrease, the average yield on interest-earning deposit accounts decreased 2 basis points to 0.91% for the three months ended September 30, 2010, compared to 0.93% for the same period in the prior year, accounting for a $2,000 decrease in interest income.

Interest expense.  Interest expense decreased $117,000 or 6.3% to $1.7 million for the three months ended September 30, 2010 from $1.9 million for the same period in 2009.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $99,000 and $18,000, respectively.

Interest expense incurred on deposits decreased $99,000 or 6.9% to $1.3 million for the three months ended September 30, 2010 compared to $1.4 million for the same period in 2009.  The average cost of interest-bearing deposits decreased 54 basis points to 1.61% for the three months ended September 30, 2010, compared to 2.15% for the same period in 2009 causing a $408,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during 2010 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $65.2 million or 24.8% to $328.2 million for the three months ended September 30, 2010, compared to $263.0 million for the same period in 2009 causing a $309,000 increase in interest expense.  This increase was primarily due to deposits assumed through the aforementioned 2009 branch purchase.

Interest expense incurred on borrowed funds decreased $18,000 or 4.2% to $415,000 for the three months ended September 30, 2010, compared to $433,000 for the same period in the prior year.  The average balance of borrowed funds decreased $29.4 million or 45.0%, accounting for a $249,000 decrease in interest expense.  Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 195 basis points to 4.58% for the three months ended September 30, 2010, compared to 2.63% for the same period in 2009, causing a $231,000 increase in interest expense.  Both the decrease in volume and increase in rate were primarily related to the Bank obtaining short-term borrowed funds in the second and third quarters of 2009 from the Federal Reserve’s Term Auction Facility (TAF) and subsequently repaying such funds by the end of the third quarter in 2009.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$292,578	$4,446	6.03%	$267,848	$4,169	6.18%
Loans, tax exempt	5,588	85	6.03%	14,870	155	4.14%
Total loans receivable	298,166	4,531	6.03%	282,718	4,324	6.07%

Securities, taxable	98,925	642	2.57%	53,813	468	3.45%
Securities, tax exempt	30,307	430	5.63%	24,623	366	5.90%
Total securities	129,232	1,072	3.29%	78,436	834	4.22%

Interest-earning deposits with banks	27,458	63	0.91%	43,277	101	0.93%
Federal bank stocks	4,275	10	0.93%	4,125	10	0.99%
Total interest-earning cash equivalents	31,733	73	0.91%	47,402	111	0.93%

Total interest-earning assets	459,131	5,676	4.90%	408,556	5,269	5.12%
Cash and due from banks	2,553			2,189
Other noninterest-earning assets	22,194			19,093

Total Assets	$483,878			$429,838

Interest-bearing liabilities:
Interest-bearing demand deposits	$174,670	$192	0.44%	$127,857	$245	0.76%
Time deposits	153,512	1,136	2.94%	135,129	1,182	3.47%
Total interest-bearing deposits	328,182	1,328	1.61%	262,986	1,427	2.15%

Borrowed funds, short-term	5,000	61	4.84%	30,297	36	0.47%
Borrowed funds, long-term	30,914	354	4.54%	35,000	397	4.50%
Total borrowed funds	35,914	415	4.58%	65,297	433	2.63%

Total interest-bearing liabilities	364,096	1,743	1.90%	328,283	1,860	2.25%

Noninterest-bearing demand deposits	76,124	-	-	61,490	-	-

Funding and cost of funds	440,220	1,743	1.57%	389,773	1,860	1.89%

Other noninterest-bearing liabilities	3,607			3,905

Total Liabilities	443,827			393,678
Stockholders' Equity	40,051			36,160

Total Liabilities and Stockholders' Equity	$483,878			$429,838

Net interest income		$3,933			$3,409

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.00%			2.87%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.40%			3.31%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$235	$(28)	$207
Securities	452	(214)	238
Interest-earning deposits with banks	(36)	(2)	(38)
Federal bank stocks	0	0	0

Total interest-earning assets	651	(244)	407

Interest expense:
Interest-bearing deposits	309	(408)	(99)
Borrowed funds	(249)	231	(18)

Total interest-bearing liabilities	60	(177)	(117)

Net interest income	$591	$(67)	$524

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended September 30, 2010 and 2009 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	September 30,
	2010	2009
Balance at the beginning of the period	$3,298	$2,935
Provision for loan losses	113	240
Charge-offs	(104)	(18)
Recoveries	150	1
Balance at the end of the period	$3,457	$3,158

Non-performing loans	$3,211	$2,528
Non-performing assets	3,450	2,956
Non-performing loans to total loans	1.07%	0.84%
Non-performing assets to total assets	0.72%	0.64%
Allowance for loan losses to total loans	1.15%	1.05%
Allowance for loan losses to non-performing loans	107.66%	124.91%

The provision for loan losses decreased $127,000 or 52.9% to $113,000 for the three month period ended September 30, 2010 from $240,000 for the same period in the prior year. The decrease in the provision was primarily the result of a substantial recovery of a commercial credit charged-off in 2009.  The recovery led to an improvement in the Corporation’s historical loss experience which resulted in a decrease in the amount of allowance allocated to loans that are not considered classified assets.  This was offset by an increase in specific allocations for impaired loans totaling $309,000 for the three month period ended September 30, 2010.

Nonperforming loans increased $683,000 to $3.2 million at September 30, 2010 from $2.5 million at September 30, 2009.  The increase in nonperforming loans was primarily due to the addition of an $811,000 credit relationship placed on nonaccrual status due to delinquency.  The Corporation has determined the loan is impaired and has allocated $256,000 in specific reserves at September 30, 2010.  The decrease in the allowance for loan losses to nonperforming loans from 124.91% at September 30, 2009 to 107.66% at September 30, 2010 was a result of the aforementioned increase in nonperforming loans primarily related to this one credit relationship offset by the improvement in historical loss experience which resulted in a decrease in the overall allowance for loan losses.  During the three months ended September 30, 2010, nonperforming loans were stable, decreasing by $107,000 to $3.2 million from $3.3 million at June 30, 2010.

Noninterest income.  Noninterest income increased $1.5 million to $1.5 million during the three months ended September 30, 2010, compared to $12,000 during the same period in the prior year.  This increase was primarily due to increases in gains on the sale of securities and commissions on financial services of $1.3 million and $137,000, respectively.  The Corporation recorded gains on the sale of securities totaling $629,000 during the third quarter of 2010 associated with the execution of a deleverage strategy where gains from the sale of securities were used to offset prepayment penalties of $557,000 assessed on the early retirement of $10.0 million of long-term, Federal Home Loan Bank (FHLB) debt.  Conversely, during the same period in the prior year, the Corporation  recognized losses totaling $691,000 associated with impairment charges recorded on certain marketable equity securities.  In addition, commissions on financial services increased $137,000 to $212,000 for the three months ended September 30, 2010, compared to $75,000 during the same period in the prior year, due in part to the addition of two financial representatives in 2010.

Noninterest expense.  Noninterest expense increased $649,000 or 19.9% to $3.9 million during the three months ended September 30, 2010 compared to $3.3 million for the same period in 2009.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization, FDIC expense and other noninterest expenses of $206,000, $54,000, $90,000 $54,000 and $410,000, respectively, partially offset by a decrease in professional fees of $165,000.

Compensation and employee benefits increased $206,000 or 13.3% to $1.8 million for the three months ended September 30, 2010 compared to $1.5 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases, staff added in connection with the 2009 branch purchase and the reinstatement of the previously suspended incentive programs.

Premises and equipment increased $54,000 or 11.4% to $526,000 for the three months ended September 30, 2010, compared to $472,000 for the same period in the prior year.  This increase was primarily related to the 2009 branch purchase and increased fixed asset depreciation expenses.

As a result of the third quarter 2009 branch purchase, the Bank recognized $141,000 of core deposit intangible amortization expense during the third quarter of 2010.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees decreased $165,000 or 55.2% to $134,000 for the three months ended September 30, 2010, compared to $299,000 for the same period in the prior year.  This decrease was primarily related to a decrease in legal and consulting fees associated with the 2009 branch office purchase.

FDIC expense increased $54,000 to $158,000 for the three months ended September 30, 2010, compared to $104,000 for the same period in the prior year.  Regular quarterly FDIC premiums for the third quarter of 2010 increased from the same quarter in the prior year as a result of the Bank’s increased deposit base and increased base assessment rates applied to all FDIC insured depository institutions.

Other noninterest expense increased $410,000 or 52.6% to $1.2 million during the three months ended September 30, 2010, compared to $780,000 for the same period in the prior year.  This increase can be attributed primarily to prepayment penalties totaling $557,000 assessed in connection with the early retirement of $10.0 million of FHLB long term borrowings in the third quarter of 2010, partially offset by higher printing and other costs in 2009 associated with the third quarter branch office purchase.

Provision for income taxes.  The provision for income taxes increased $492,000 to $271,000 for the three months ended September 30, 2010 compared to a tax benefit of $221,000 for the same period in the prior year.  This increase was primarily related to an increase in pre-tax income of $1.5 million to $1.2 million for the three months ended September 30, 2010, compared to a net loss of $231,000 for the same period in 2009.  The effective tax rate increased for the three months ended September 30, 2010, compared to the same period in 2009 as a result of a decreased portion of pre-tax income having been generated from tax-exempt investment securities and loans.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Month Period Ended September 30, 2010 and 2009

General.  Net income increased $1.4 million to $2.5 million for the nine months ended September 30, 2010 from $1.1 million for the same period in 2009.  This increase was the result of increases in net interest income and noninterest income of $1.6 million and $1.8 million, respectively, and a decrease in the provision for loan losses of $612,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $2.0 million and $614,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $1.7 million or 17.5% to $11.4 million for the nine months ended September 30, 2010 from $9.7 million for the same period in 2009.  This net increase can be attributed to an increase in tax equivalent interest income of $1.6 million and a decrease in interest expense of $144,000.

Interest income.  Interest income on a tax equivalent basis increased $1.6 million or 10.1% to $16.9 million for the nine months ended September 30, 2010, compared to $15.3 million for the same period in the prior year.  This increase can be attributed to increases in interest on loans, securities and federal bank stock dividends of $644,000, $958,000 and $13,000, respectively, partially offset by a decrease in interest-earning deposits with banks of $63,000.

Tax equivalent interest earned on loans receivable increased $645,000 or 5.0% to $13.4 million for the nine months ended September 30, 2010, compared to $12.8 million for the same period in 2009.  This increase resulted primarily from average loans increasing $17.4 million or 6.2%, accounting for $789,000 in additional loan interest income.  This increase can be attributed to growth in the Corporation’s existing loan portfolio and loans acquired through the third quarter 2009 purchase of the Titusville banking office from PNC (formerly National City Bank).  Offsetting this favorable volume increase, the average yield on loans receivable decreased 6 basis points to 6.07% for the nine months ended September 30, 2010, versus 6.13% for the same period in 2009, due to declining market interest rates, accounting for a $144,000 decrease in interest income.

Tax equivalent interest earned on securities increased $958,000 or 42.8% to $3.2 million for the nine months ended September 30, 2010, compared to $2.2 million for the same period in 2009.  The average balance of securities increased $60.1 million or 92.2%, primarily as a result of the deployment of net cash received in the branch purchase, accounting for a $1.6 million increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 119 basis points to 3.41% for the nine months ended September 30, 2010, versus 4.60% for the same period in 2009, due primarily to shorter-termed security purchases made in the third and fourth quarters of 2009 and first and second quarters of 2010 at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $691,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $63,000 or 22.7% to $214,000 for the nine months ended September 30, 2010 from $277,000 for the same period in 2009.  The average balance of these assets decreased $693,000, decreasing interest income by $6,000.  Also contributing to this volume decrease, the average yield on interest-earning deposit accounts decreased 25 basis points to 1.00% for the nine months ended September 30, 2010, compared to 1.26% for the same period in the prior year, accounting for a $57,000 decrease in interest income.

Dividends on federal bank stocks increased $13,000 to $32,000 for the nine month period ended September 30, 2010 from $19,000 for the same period in 2009.  The average balance of these assets increased $205,000 or 5.1% to $4.2 million for the nine months ended September 30, 2010 from $4.0 million for the same period in 2009, accounting for a $1,000 increase in interest income.  The average yield on these assets increased 38 basis points to 1.01% for the nine months ended September 30, 2010, compared to 0.63% for the same period the prior year, accounting for a $12,000 increase in interest income.

Interest expense.  Interest expense decreased $143,000 or 2.5% to $5.5 million for the nine months ended September 30, 2010 from $5.6 million for the same period in 2009.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $227,000, partially offset by an increase in interest incurred on borrowed funds of $84,000.

Interest expense incurred on deposits decreased $227,000 or 5.2% to $4.2 million for the nine months ended September 30, 2010 compared to $4.4 million for the same period in 2009.  The average cost of interest-bearing deposits decreased 66 basis points to 1.71% for the nine months ended September 30, 2010, compared to 2.37% for the same period in 2009 causing a $1.4 million decrease in interest expense.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $78.0 million or 31.5% to $325.7 million for the nine months ended September 30, 2010, compared to $247.6 million for the same period in 2009 causing a $1.2 million increase in interest expense.  This increase was primarily due to deposits assumed through the aforementioned branch purchase.

Interest expense incurred on borrowed funds increased $84,000 or 6.8% to $1.3 million for the nine months ended September 30, 2010, compared to $1.2 million for the same period in the prior year.  This increase can be attributed to an increase in the average cost of borrowed funds of 151 basis points to 4.55% for the nine months ended September 30, 2010, compared to 3.04% for the same period in 2009 causing a $502,000 increase in interest expense.  This increase in the average cost for the nine months ended September 30, 2010 was due to higher short-term borrowing rates resulting from a $5.0 million advance on a line of credit with a correspondent bank in the third quarter of 2009.  The line of credit has a current rate of 4.75%.  Partially offsetting this unfavorable cost increase, the average balance of borrowed funds decreased $15.5 million or 28.7% to $38.6 million for the nine months ended September 30, 2010, compared to $54.2 million for the same period in the prior year, causing a $418,000 decrease in interest expense.  This volume decrease was related to a decrease in short-term borrowings.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$289,555	$13,153	6.07%	$262,630	$12,298	6.26%
Loans, tax exempt	6,391	273	5.71%	15,950	483	4.05%
Total loans receivable	295,946	13,426	6.07%	278,580	12,781	6.13%

Securities, taxable	96,780	1,982	2.74%	46,777	1,379	3.94%
Securities, tax exempt	28,473	1,216	5.71%	18,404	861	6.26%
Total securities	125,253	3,198	3.41%	65,181	2,240	4.60%

Interest-earning deposits with banks	28,680	214	1.00%	29,373	277	1.26%
Federal bank stocks	4,222	32	1.01%	4,017	19	0.63%
Total interest-earning cash equivalents	32,902	246	1.00%	33,390	296	1.19%

Total interest-earning assets	454,101	16,870	4.97%	377,151	15,317	5.43%
Cash and due from banks	2,396			2,178
Other noninterest-earning assets	22,719			17,392

Total assets	$479,216			$396,721

Interest-bearing liabilities:
Interest-bearing demand deposits	$168,659	$654	0.52%	$117,940	$817	0.93%
Time deposits	156,996	3,506	2.99%	129,667	3,571	3.68%
Total interest-bearing deposits	325,655	4,161	1.71%	247,607	4,388	2.37%

Borrowed funds, long-term	33,645	1,136	4.51%	35,000	1,169	4.46%
Borrowed funds, short-term	5,000	180	4.81%	19,186	63	0.44%
Total borrowed funds	38,645	1,316	4.55%	54,186	1,232	3.04%

Total interest-bearing liabilities	364,300	5,477	2.01%	301,793	5,620	2.49%
Noninterest-bearing demand deposits	73,013	-	-	54,855	-	-

Funding and cost of funds	437,313	5,477	1.67%	356,648	5,620	2.11%
Other noninterest-bearing liabilities	3,307			3,998

Total liabilities	440,620			360,646
Stockholders' equity	38,596			36,075

Total liabilities and stockholders' equity	$479,216			$396,721

Net interest income		$11,393			$9,697

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.96%			2.94%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.44%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$789	$(144)	$645
Securities	1,649	(691)	958
Interest-earning deposits with banks	(6)	(57)	(63)
Federal bank stocks	1	12	13

Total interest-earning assets	2,433	(880)	1,553

Interest expense:
Deposits	1,178	(1,405)	(227)
Borrowed funds	(418)	502	84

Total interest-bearing liabilities	760	(903)	(143)

Net interest income	$1,673	$23	$1,696

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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2010 and 2009 is as follows:

(Dollar amounts in thousands)	At or for the nine months ended
	September 30,
	2010	2009
Balance at the beginning of the period	$3,202	$2,651
Provision for loan losses	465	1,077
Charge-offs	(381)	(590)
Recoveries	171	20
Balance at the end of the period	$3,457	$3,158

Non-performing loans	$3,211	$2,528
Non-performing assets	3,450	2,956
Non-performing loans to total loans	1.07%	0.84%
Non-performing assets to total assets	0.72%	0.64%
Allowance for loan losses to total loans	1.15%	1.05%
Allowance for loan losses to non-performing loans	107.66%	124.91%

The provision for loan losses decreased $612,000 or 56.8% to $465,000 for the nine month period ended September 30, 2010 from $1.1 million for the same period in the prior year.  Net charge-offs for the nine months ended September 30, 2010 were $210,000, compared to $570,000 for the same period ending September 30, 2009. The decrease in the provision was primarily the result of a decline in overall delinquency in the loan portfolio and a substantial recovery of a commercial credit charged-off in 2009.  The recovery led to an improvement in the Corporation’s historical loss experience which resulted in a decrease in the amount of allowance allocated to loans that are not considered classified assets.  This was offset by an increase in specific allocations for impaired loans totaling $321,000 for the nine month period ended September 30, 2010.  At September 30, 2010, loans past due 30 days or more totaled $4.5 million, compared to $7.7 million in delinquent loans at December 31, 2009.

Nonperforming loans increased $683,000 to $3.2 million at September 30, 2010 from $2.5 million at September 30, 2009.  During the nine month period ended September 30, 2010, nonperforming loans increased by $800,000 from $2.4 million at December 31, 2009.  This increase was due primarily to the addition of an $811,000 credit relationship placed on nonaccrual status due to delinquency.  The Corporation has determined the loan is impaired and has allocated $256,000 in specific reserves at September 30, 2010.  The decrease in the allowance for loan losses to nonperforming loans from 124.91% at September 30, 2009 to 107.66% at September 30, 2010 was a result of the aforementioned increase in nonperforming loans related primarily to this one credit relationship offset by improvements in the Corporation’s historical loss experience which resulted in a decrease in the overall allowance for loan losses.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of September 30, 2010, the Corporation’s classified and criticized assets amounted to $14.5 million, with $7.5 million classified as substandard, $44,000 classified as doubtful and $6.9 million identified as special mention.  As of June 30, 2010 and December 31, 2009, the Corporation’s classified and criticized assets amounted to $14.7 million and $16.6 million, respectively.  Included in classified and criticized assets at September 30, 2010 are two separate loans exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms.

The first loan, with an outstanding balance of $3.0 million at September 30, 2010, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant due to the seasonal business of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale to obtain cash to support this loan.  Pending such sales, the Bank anticipates that the relationship may continue to have cash flow issues which may impact the timely payment of principal and interest to the Bank.  At September 30, 2010, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur a loss on this loan.

The second loan, with an outstanding balance of $2.2 million at September 30, 2010, is a consumer installment loan for the purpose of the consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At September 30, 2010, the loan was performing but was classified substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur a loss on this loan.

Noninterest income.  Noninterest income increased $1.8 million or to $3.4 million during the nine months ended September 30, 2010, compared to $1.7 million during the same period in the prior year.  This increase was primarily due to increases in gains on the sale of securities and commissions on financial services.  The Corporation recorded gains on the sale of certain securities totaling $1.0 million during the first nine months of 2010 compared to losses totaling $451,000 on the sale of investments during the first nine months of 2009.  Commissions on financial services increased $215,000 due in part to the addition of two financial services representatives during 2010.  In addition to these favorable variances, title premiums increased $47,000 and other noninterest income increased $94,000 primarily due to an $189,000 increase in ATM point-of-sale interchange fee income, partially offset by gains recorded on the sale of assets in 2009 totaling $90,000.

Noninterest expense.  Noninterest expense increased $2.0 million or 22.6% to $10.8 million during the nine months ended September 30, 2010 compared to $8.8 million for the same period in 2009.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, intangible amortization, FDIC expense and other noninterest expenses of $937,000, $209,000, $394,000, $70,000 and $696,000, respectively, partially offset by a decrease in professional fees of $320,000.

Compensation and employee benefits increased $937,000 or 21.2% to $5.4 million for the nine months ended September 30, 2010 compared to $4.4 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases, staff added in connection with the 2009 branch purchase and the reinstatement of the previously suspended incentive programs.

Premises and equipment increased $209,000 or 15.0% to $1.6 million for the nine months ended September 30, 2010, compared to $1.4 million for the same period in the prior year.  This increase was primarily related to the 2009 branch purchase and increased fixed asset depreciation expenses.

Associated with the branch purchase, the Bank recognized $445,000 of core deposit intangible amortization expense during the first nine months of 2010.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Professional fees decreased $320,000 or 43.7% to $413,000 for the nine months ended September 30, 2010, compared to $733,000 for the same period in the prior year.  This decrease was primarily related to a decrease in legal and consulting fees associated with the 2009 branch office purchase.

FDIC expense increased $70,000 to $447,000 or 18.6% for the nine months ended September 30, 2010, compared to $377,000 for the same period in the prior year.  This increase was the result of increases in the Bank’s deposit base and increased base assessment rates applied to all FDIC insured depository institutions.  During the nine months ended September 30, 2009, in addition to regular quarterly premiums, the Corporation recorded $180,000 in FDIC expense for a special assessment which was imposed on all FDIC insured depository institutions and collected on September 30, 2009.

Other noninterest expense increased $696,000 or 38.8% to $2.5 million during the nine months ended September 30, 2010, compared to $1.8 million for the same period in the prior year.  This increase can be attributed primarily to costs associated with operating an additional branch office.

Provision for income taxes.  The provision for income taxes increased $614,000 to $641,000 for the nine months ended September 30, 2010 compared to $27,000 for the same period in the prior year.  This increase was primarily related to the $2.0 million increase in pre-tax income to $3.1 million for the nine months ended September 30, 2010, compared to $1.1 million for the same period in 2009.  The effective tax rate increased to 20.5% for the nine months ended September 30, 2010, compared to 2.5% for the same period in 2009.  This higher effective tax rate resulted from a decreased portion of pre-tax income having been generated from tax-exempt investment securities and loans.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the nine months ended September 30, 2010, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of September 30, 2010, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $47.7 million, and standby letters of credit totaling $1.0 million.

At September 30, 2010, time deposits amounted to $152.6 million or 37.8% of the Corporation’s total consolidated deposits, including approximately $50.3 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At September 30, 2010, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $142.9 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at September 30, 2010,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $158.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $149.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $8.7 million.  At September 30, 2010, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 94.5%.

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

As of September 30, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and PAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and PAO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: November 12, 2010	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Amanda L. Engles
Amanda L. Engles
Principal Accounting Officer