Form 10-K
period 2010-12-31
EMCLAIRE FINANCIAL CORP
filed 2011-03-23
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

As of June 30, 2010, the aggregate value of the 1,284,121 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 173,283 shares held by the directors and officers of the Registrant as a group, was approximately $20.4 million.  This figure is based on the last sales price of $15.85 per share of the Registrant’s Common Stock on June 30, 2010. The number of outstanding shares of common stock as of March 17, 2011, was 1,457,404.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

At December 31, 2010, the Corporation had $481.9 million in total assets, $39.1 million in stockholders’ equity, $306.2 million in loans and $409.7 million in deposits.

Lending Activities

General.  The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Bank’s loans are originated in and secured by property within the Bank’s primary market area.

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

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Bank’s lending activities.  Commercial business and commercial real estate loans amounted to 44.1% of the total loan portfolio at December 31, 2010.  Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate.  Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures.  The Bank also offers unsecured revolving personal lines of credit and overdraft protection.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower.  Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral.  At December 31, 2010, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $6.2 million.  At December 31, 2010, the Bank’s largest single lending relationship had an outstanding balance of $7.0 million.  The Bank’s next largest single lending relationship had an outstanding balance of $6.8 million.  Credit granted to these borrowers in excess of the legal lending limit is part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $5.9 million at December 31, 2010.  These loans were performing in accordance with their loan terms at December 31, 2010.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:
	2010		2009		2008		2007		2006
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$84,575	27.3%	$74,099	25.0%	$74,130	27.7%	$65,706	28.3%	$64,662	30.0%
Home equity loans and lines of credit	75,458	24.3%	77,284	26.1%	57,454	21.5%	49,426	21.3%	47,330	22.0%
Commercial	93,028	30.0%	89,952	30.4%	85,689	32.1%	71,599	30.9%	61,128	28.4%

Total real estate loans	253,061	81.6%	241,335	81.5%	217,273	81.3%	186,731	80.5%	173,120	80.4%

Other loans:
Commercial business	43,780	14.1%	41,588	14.1%	40,787	15.2%	35,566	15.3%	34,588	16.0%
Consumer	13,443	4.3%	12,894	4.4%	9,429	3.5%	9,679	4.2%	7,671	3.6%

Total other loans	57,223	18.4%	54,482	18.5%	50,216	18.7%	45,245	19.5%	42,259	19.6%

Total loans receivable	310,284	100.0%	295,817	100.0%	267,489	100.0%	231,976	100.0%	215,379	100.0%
Less:
Allowance for loan losses	4,132		3,202		2,651		2,157		2,035

Net loans receivable	$306,152		$292,615		$264,838		$229,819		$213,344

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2010.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$3,590	$2,444	$12,002	$66,539	$84,575
Home equity loans and lines of credit	923	6,033	24,948	43,554	75,458
Commercial mortgages	2,231	5,030	17,975	67,792	93,028
Commercial business	1,945	7,144	5,883	28,808	43,780
Consumer	315	6,977	1,357	4,794	13,443

	$9,004	$27,628	$62,165	$211,487	$310,284

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2010:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates

Residential mortgage	$67,480	$13,505
Home equity loans and lines of credit	60,852	13,683
Commercial mortgage	17,874	72,923
Commercial business	19,073	22,762
Consumer	8,199	4,929

	$173,479	$127,802

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure less costs to sell, thereby establishing a new cost basis.  After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less the cost to sell the property.  Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.  The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title.

As of December 31, 2010, the Corporation’s non-performing assets amounted to $7.0 million or 1.45% of the Corporation’s total assets compared to $2.6 million or 0.56% of the Corporation’s total assets at December 31, 2009.  Non-performing assets at December 31, 2010 included non-accrual loans, loans past due 90 days and REO of $6.6 million, $41,000 and $373,000, respectively.  Included in non-accrual loans at December 31, 2010 were six loans totaling $774,000 considered to be troubled debt restructures.  Interest income of $491,000 would have been recorded in 2010 if the nonaccrual loans had been current and performing during the entire period.  Interest of $409,000 on these loans was included in income during 2010.

The increase in non-performing assets resulted primarily from the addition of four separate credit relationships which were placed on non-accrual status during the year due to deterioration in the financial condition of the borrowers, as a result of poor economic conditions, and a general decline in their ability to comply with contractual repayment terms on a timely basis.    These four loan relationships comprised $4.5 million or approximately 68.0% of the Corporation’s non-performing assets at December 31, 2010.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of December 31, 2010, the Corporation’s classified and criticized assets amounted to $12.4 million or 2.6% of total assets, with $8.3 million classified as substandard, $44,000 classified as doubtful and $4.1 million identified as special mention.

Included in classified and criticized assets at December 31, 2010 are three separate large relationships which have certain credit problems currently or potentially impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first loan relationship, with an outstanding balance of $2.9 million at December 31, 2010, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been constant and are impacted by the seasonal nature of the hotel.  In addition, the borrower does not have other liquid sources of cash flow.  As a result, the borrower has listed substantial real estate holdings for sale.  At December 31, 2010, the loan was current but identified as special mention.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur a loss on this loan.

The second loan relationship, with an outstanding balance of $2.1 million at December 31, 2010, is a consumer installment loan for the purpose of consolidating various personal debts.  This loan is secured by a lien on the primary residence of the first borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income.  Due to business difficulties and decreased royalty income, payments on the loan have not always been timely.  At December 31, 2010, the loan was non-performing and classified as substandard.  As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur a loss on this loan.

The third loan relationship, with an outstanding balance of $1.3 million at December 31, 2010, consists of two commercial loans.  The loans were originated for the purpose of funding business operations and are secured by real estate, accounts receivable, inventory and equipment.  The loans are also supported by the personal guarantees of the principal business owners.  The borrower has ceased operations and the principals are in the process of liquidating the business assets.  The Corporation is working with the principals during the liquidation process and currently expects to be paid in full from the proceeds of the liquidation and the support of the guarantors.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2010	2009	2008	2007	2006

Non-performing loans	$6,611	$2,418	$1,011	$952	$1,841

Total as a percentage of gross loans	2.13%	0.82%	0.38%	0.41%	0.85%

Repossessions	-	40	-	-	-
Real estate acquired through foreclosure	373	173	50	129	98
Total as a percentage of total assets	0.08%	0.05%	0.01%	0.04%	0.03%

Total non-performing assets	$6,984	$2,631	$1,061	$1,081	$1,939

Total non-performing assets as a percentage of total assets	1.45%	0.56%	0.28%	0.35%	0.65%

Allowance for loan losses as a percentage of non-performing loans	62.50%	132.42%	262.22%	226.58%	110.54%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectibility of loans in the portfolio.  The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses.  Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2010 of $4.1 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008	2007	2006

Balance at beginning of period	$3,202	$2,651	$2,157	$2,035	$1,869

Provision for loan losses	1,306	1,367	500	256	358

Allowance for loan losses of ECSLA	-	-	206	-	-

Charge-offs:
Residential mortgage loans	(40)	(35)	(10)	(48)	(71)
Home equity loans and lines of credit	(45)	-	-	-	-
Commercial mortgage loans	(61)	(477)	(82)	(34)	(83)
Commercial business loans	(216)	(264)	-	(22)	(18)
Consumer loans	(190)	(83)	(160)	(60)	(49)
	(552)	(859)	(252)	(164)	(221)

Recoveries:
Residential mortgage loans	2	-	-	1	-
Home equity loans and lines of credit	2	-	-	-	-
Commercial mortgage loans	147	-	-	-	-
Commercial business loans	5	7	15	16	19
Consumer loans	20	36	25	13	10
	176	43	40	30	29

Net charge-offs	(376)	(816)	(212)	(134)	(192)

Balance at end of period	$4,132	$3,202	$2,651	$2,157	$2,035

Ratio of net charge-offs to average loans outstanding	0.12%	0.29%	0.08%	0.06%	0.09%

Ratio of allowance to total loans at end of period	1.33%	1.08%	0.99%	0.93%	0.94%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$1,323	14.1%	$448	14.1%	$431	15.2%	$387	15.3%	$532	16.0%
Commercial mortgages	1,707	30.0%	1,891	30.4%	1,369	32.1%	1,068	30.9%	820	28.4%
Residential mortgages	398	27.3%	356	25.0%	363	27.7%	309	28.3%	239	30.0%
Home equity loans	572	24.3%	452	26.1%	467	21.5%	368	21.3%	339	22.0%
Consumer loans	132	4.3%	51	4.4%	73	3.5%	79	4.2%	83	3.6%
Unallocated	-	-	4	-	(52)	-	(54)	-	22	-

	$4,132	100%	$3,202	100%	$2,651	100%	$2,157	100%	$2,035	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2010:

	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
(Dollar amounts in thousands)	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$499	$1,458	$4,280	$492	$-	$6,729
U.S. government sponsored entities and agencies	-	3,993	39,625	18,744	-	-	62,362
Mortgage-backed securities: residential	147	-	307	1,735	17,191	-	19,380
Collateralized mortgage obligations	-	-	-	-	922	-	922
State and political subdivision	-	-	1,494	20,561	11,847	-	33,902
Equity securities	-	-	-	-	-	2,525	2,525

Estimated fair value	$147	$4,492	$42,884	$45,320	$30,452	$2,525	$125,820

Weighted average yield (1)	4.06%	1.07%	1.91%	3.91%	4.83%	2.58%	3.32%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2010	2009	2008

U.S. Treasury and federal agency	$6,729	$3,001	$-
U.S. government sponsored entities and agencies	62,362	50,797	20,077
Mortgage-backed securities: residential	19,380	16,530	17,218
Collateralized mortgage obligations	922	5,130	13,162
State and political subdivision	33,902	26,967	13,808
Corporate securities	-	-	3,984
Equity securities	2,525	2,818	3,194
	$125,820	$105,243	$71,443

For additional information regarding the Corporation’s investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and “Notes to Consolidated Financial Statements” beginning on page F-8.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2010			2009
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	-	$75,941	18.5%	-	$67,033	17.4%
Interest bearing demand deposits	0.28%	188,910	46.1%	0.56%	154,085	40.0%
Time deposits	3.25%	144,807	35.4%	3.25%	164,207	42.6%

	1.28%	$409,658	100.0%	1.61%	$385,325	100.0%

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity:

(Dollar amounts in thousands)	Amount
Less than three months	$7,720
Over three months to six months	3,553
Over six months to twelve months	6,267
Over twelve months	30,982
$48,522

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

(Dollar amounts in thousands)	2010	2009
Ending balance	$30,000	$40,000
Average balance	36,488	50,611
Maximum balance	40,000	75,000
Average rate	4.56%	3.34%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in item 7 and “Notes to Consolidated Financial Statements” beginning on page F-8.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank, a national association and the Title Company.  As of December 31, 2010, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2010, the Bank had 115 full time equivalent employees.  There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation.  The Corporation is a registered financial holding company, and subject to regulation and examination by the FRB under the BHCA.  The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require.  Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The Bank.  As a national banking association, the Bank is subject to primary supervision, examination and regulation by the OCC.  The Bank is also subject to regulations of the FDIC as administrator of the Deposit Insurance Fund (DIF) and the FRB.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC.  Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the Bank’s growth, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank’s deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that the Bank’s conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and changes the jurisdictions of existing bank regulatory agencies.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve.  The following discussion summarizes significant aspects of the new law that may affect the Corporation and the Bank.  Because the regulations implementing these changes are still being developed, we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•
A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.
•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•
The minimum reserve ratio of the DIF increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Corporation:

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Anti-Money Laundering.  All financial institutions, including national banks, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities.  Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  The Bank has established policies and procedures to ensure compliance with these provisions.

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

The Corporation entered into a Securities Purchase Agreement (the Agreement) on December 23, 2008 with the U.S. Treasury in association with its participation in the Capital Purchase Program (CPP) of the Emergency Economic Stabilization Act of 2008 (EESA).  As a result of the Corporation’s participation in the CPP, the Corporation may not pay a quarterly dividend in excess of $0.32 per share until the earlier of December 23, 2011 or the date the preferred shares have been redeemed in whole or transferred to a non-affiliated party, without the consent of the U.S. Treasury.

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

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2010, the Bank’s loans-to-one-borrower limit was $6.2 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2010, the Bank’s largest single lending relationship had an outstanding balance of $7.0 million.  The Bank’s next largest single lending relationship had an outstanding balance of $6.8 million at December 31, 2010.  Credit granted to these borrowers in excess of the legal lending limit is part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  The Bank’s next largest single lending relationship had an outstanding balance of $5.9 million at December 31, 2010.

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

The following table sets forth certain information concerning regulatory capital ratios of the consolidated Corporation and the Bank as of the dates presented:

	December 31, 2010				December 31, 2009
	Consolidated		Bank		Consolidated		Bank
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$37,912	13.34%	$40,850	14.52%	$34,838	12.53%	$37,224	13.54%
For capital adequacy purposes	22,738	8.00%	22,504	8.00%	22,242	8.00%	21,987	8.00%
To be well capitalized	N/A	N/A	28,130	10.00%	N/A	N/A	27,484	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$34,388	12.10%	$37,326	13.27%	$31,636	11.38%	$34,022	12.38%
For capital adequacy purposes	11,369	4.00%	11,252	4.00%	11,121	4.00%	10,994	4.00%
To be well capitalized	N/A	N/A	16,878	6.00%	N/A	N/A	16,491	6.00%
Tier 1 capital to average assets:
Actual	$34,388	7.23%	$37,326	7.92%	$31,636	6.91%	$34,022	7.48%
For capital adequacy purposes	19,034	4.00%	18,858	4.00%	18,320	4.00%	18,186	4.00%
To be well capitalized	N/A	N/A	23,572	5.00%	N/A	N/A	22,732	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2010, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts.  The Bank’s deposits are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions, after giving the OCC an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts from $100,000 to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The FDIC’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.  The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $178,000 which was expensed in the second quarter of fiscal 2009.

On November 12, 2009, the FDIC approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments.  Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $2.1 million.  Unlike a special assessment, this prepayment will not immediately affect bank earnings.  Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB.  At December 31, 2010, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits.  At December 31, 2010, the Bank was in compliance with these requirements.

Item 1A.  Risk Factors

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;
•
The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•
Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income; and

•	Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Deterioration of economic conditions in our geographic market area could hurt our business.

We are located in western Pennsylvania and our loans are concentrated in Butler, Clarion, Crawford, Jefferson and Venango Counties, Pennsylvania.  Although we have diversified our loan portfolio into other Pennsylvania counties, and to a very limited extent, into other states, the vast majority of our loans remain concentrated in the three primary counties.  As a result of this geographic concentration, our financial results depend largely upon economic and real estate market conditions in these areas.  Deterioration in economic or real estate market conditions in our primary market areas could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations.  Non-performing assets increased from $2.6 million or 0.56% of total assets at December 31, 2009 to $7.0 million or 1.45% of total assets at December 31, 2010.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

We have established an allowance for loan losses that we believe is adequate to offset probable incurred losses on our existing loans.  However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control.  Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans; (2) the concentration of higher risk loans, such as commercial real estate and commercial business loans; and (3) our lack of experience with the loans acquired in the Titusville branch acquisition.  As a result, we may not be able to maintain our current levels of nonperforming assets and charge-offs.  Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events.  If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess the allowance for credit losses.  Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.  We estimate probable incurred losses in our loan portfolio, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

At December 31, 2010, our investment portfolio included eight equity securities totaling $2.5 million, primarily consisting of financial institutions.  After our fourth quarter 2010 evaluation of our investment portfolio, we determined that other-than-temporary impairments existed on three equity securities.  The impairment of these securities, one financial institution and two government-sponsored enterprises (GSE’s), was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the entities, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of December 31, 2010 and resulted in impairment losses of $55,000.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to one or more of these securities or other equity securities will constitute an impairment that is other-than temporary.  These factors include, but are not limited to, failure to make scheduled interest or dividend payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  Additional other-than-temporary impairment write-downs could reduce our earnings.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

We are required to test our goodwill and core deposit intangible assets for impairment on an annual basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.

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

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels.  If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise.  If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance.  Under those circumstances net income and the rate of growth of net income may be adversely affected.  Additional issuances of equity securities could have a dilutive effect on existing stockholders.

We cannot predict the actual effects of EESA, the American Recovery and Reinvestment Act (ARRA), the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on us and the Bank.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

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

Any Future Increases in FDIC Insurance Premiums or Special Assessments Could Adversely Impact Our Earnings.

In May 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution. We recorded an expense of approximately $178,000 during the year ended December 31, 2009, to reflect the special assessment. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense has increased compared to prior periods.

The FDIC also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  We prepaid $2.1 million of our assessments on December 30, 2009, based on our deposits and assessment rate as of September 30, 2009.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

In February 2011, the FDIC amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

The banking industry is heavily regulated.  Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders.  We are subject to extensive regulation, supervision and examination by federal, state and local governmental authorities, including the FRB and the OCC.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.  Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.  Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies.  Among other things, the law creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations.  Because the regulations under the new law are still being developed, we cannot determine the full impact on our business and operations at this time.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation owns no real property but utilizes the main office of the Bank.  The Corporation’s and the Bank’s executive offices are located at 612 Main Street, Emlenton, Pennsylvania.  The Corporation pays no rent or other form of consideration for the use of this facility.

The Bank owns and leases numerous other premises for use in conducting business activities.  The Bank considers these facilities owned or occupied under lease to be adequate.  For additional information regarding the Bank’s properties, see “Notes to Consolidated Financial Statements” beginning on page F-8.

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

The Corporation has traditionally paid regular quarterly cash dividends.  Future dividends will be determined by the Board of Directors after giving consideration to the Corporation’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.  As a result of the Corporation’s participation in the U.S. Treasury’s CPP, the Corporation may not pay a quarterly dividend in excess of $0.32 per share until the earlier of December 23, 2011 or the date the preferred shares have been redeemed in whole or transferred to a non-affiliated third party, without the consent of the U.S. Treasury.  For additional information regarding the Corporation’s participation in the CPP, see “Notes to Consolidated Financial Statements” beginning on page F-8.

The following table sets forth the high and low sale and quarter-end closing market prices of our common stock for the last two years as reported by the Nasdaq Global Market since November 6, 2009 and prior thereto as quoted on the OTC Bulletin Board, as well as cash dividends paid for the quarterly periods presented. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Market Price			Cash
	High	Low	Close	Dividend

2010:
Fourth quarter	$17.30	$15.81	$16.35	$0.14
Third quarter	18.00	15.55	16.50	0.14
Second quarter	16.50	14.36	15.85	0.14
First quarter	15.20	13.19	14.51	0.14

2009:
Fourth quarter	$17.10	$12.11	$13.85	$0.14
Third quarter	18.30	15.85	17.10	0.14
Second quarter	23.50	17.50	18.00	0.14
First quarter	23.50	18.00	21.50	0.32

As of March 1, 2011, there were approximately 705 stockholders of record and 1,457,404 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes.  The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares.  Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees.  To obtain a plan document and authorization card call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2010.

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

Overview

The Corporation reported an increase in net income available to common stockholders of $1.5 million for 2010 as consolidated net income available to common stockholders amounted to $2.7 million or $1.85 per common share for 2010, compared to net income of $1.1 million or $0.80 per common share for 2009.  Net income available to common stockholders was impacted by the following:

•
Net interest income increased $2.0 million or 15.9% in 2010.  This increase was primarily attributed to an increase in interest earned on loans receivable and securities of $642,000 and $943,000, respectively.  Further contributing to the increase in net interest income, interest expense on deposits decreased by $486,000 due primarily to the continued low interest rate environment.

•
Noninterest income increased $1.4 million or 48.6% primarily due to an increase in net securities gains to $1.0 million in 2010 from a net loss of $34,000 in 2009.  Of the 2010 gains, $565,000 related to a capital management strategy whereby the Corporation sold $21.4 million of securities to prepay $10.0 million of long term FHLB advances.  These gains were used to offset the $557,000 prepayment penalty associated with the early redemption of the advances. During 2009, the Corporation realized an other-than- temporary impairment (OTTI) charge of $898,000 related to the decline in value in certain of the Corporation's equity securities, which consisted of common stock positions held in various smaller local financial institutions.

•	Noninterest expense increased $1.2 million or 9.5% primarily related to the following:
•	Increased compensation, premises and other noninterest costs associated with the Titusville office, acquired during the third quarter of 2009.
•	Increased compensation expense due to the reinstatement of previously suspended incentive programs. The programs were previously suspended as the Corporation set forth initiatives to maintain capital.
•	One-time prepayment fees totaling $557,000 related to the repayment of long term FHLB advances.
•	Increased intangible amortization related to the third-quarter 2009 Titusville branch acquisition.
•
Professional fees decreased $744,000 or 57.6% to $548,000 in 2010 from $1.3 million in 2009. The Corporation incurred non-recurring professional fees of $376,000 and $399,000 in 2009 relating to the purchase of the Titusville branch office and a common stock offering, respectively.

Changes in Financial Condition

Total assets increased $14.4 million or 3.1% to $481.9 million at December 31, 2010 from $467.5 million at December 31, 2009.  This increase was due primarily to increases in securities available for sale, net loans receivable and cash and equivalents of $20.6 million, $13.5 million and $19.9 million, respectively.

The increase in the Corporation’s total assets was primarily funded by increases in total liabilities of $12.3 million or 2.9% and total stockholders’ equity of $2.1 million or 5.6%.  The increase in total liabilities was primarily due to an increase in total deposits of $24.3 million or 6.3%, partially offset by a decrease in borrowed funds of $10.0 million or 25.0%.

Cash and cash equivalents.  These accounts decreased a combined $19.9 million or 51.2% to $19.0 million at December 31, 2010 from $39.0 million at December 31, 2009.  This decrease was primarily due to the full deployment of cash received from the Titusville branch purchase transaction.  Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds.  Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities.  Securities increased $20.6 million or 19.6% to $125.8 million at December 31, 2010 from $105.2 million at December 31, 2009.  This increase was primarily related to the deployment of cash received from both the aforementioned Titusville branch acquisition and increased customer deposits into higher-yielding investment securities, offset by security calls, sales and repayments during the year.

Loans receivable.  Net loans receivable increased $13.5 million or 4.6% to $306.2 million at December 31, 2010 from $292.6 million at December 31, 2009 as residential first mortgages increased $10.5 million or 14.1%, commercial real estate increased $3.1 million or 3.4%, commercial business increased $2.2 million or 5.3% and consumer loans increased $549,000 or 4.3%, partially offset by a $1.8 million or 2.4% decrease in home equity loans and lines of credit.

Non-performing assets.  Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, repossessions and real estate owned.  Non-performing assets were $7.0 million or 1.45% of total assets at December 31, 2010 compared to $2.6 million or 0.56% of total assets at December 31, 2009.  Non-performing assets consisted of non-performing loans, repossessions and real estate owned of $6.6 million, $0 and $373,000, respectively, at December 31, 2010 and $2.4 million, $40,000 and $173,000, respectively, at December 31, 2009. At December 31, 2010, non-performing assets consisted primarily of consumer, commercial mortgage and commercial business loans.

Federal bank stocks.  Federal bank stocks were comprised of FHLB stock and FRB stock of $3.3 million and $838,000, respectively, at December 31, 2010.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks.  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock; however, in October 2010, the FHLB repurchased $173,000 of the Bank’s capital stock.  Management evaluated the FHLB stock for impairment and determined that no impairment charge was necessary as of December 31, 2010.

Bank-owned life insurance (BOLI).  The Corporation maintains single premium life insurance policies on 20 current and former officers and employees of the Bank.  In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs.  Increases in this account during 2010 were associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment.  Premises and equipment was $9.2 million at December 31, 2010 and 2009.  The overall increase in premises and equipment during the year was due to capital expenditures of $993,000, partially offset by normal depreciation and amortization of $913,000.  Major capital expenditures during the year included $540,000 for the purchase of the Titusville office building which had previously been leased since August 2009.

Goodwill.  Goodwill was $3.7 million at December 31, 2010 and 2009. Goodwill is evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired.  Management evaluated goodwill and concluded that no impairment existed at December 31, 2010.

Core deposit intangible.  The core deposit intangible was $2.0 million at December 31, 2010.  In connection with the assumption of deposits through the 2009 Titusville branch purchase, the Bank recorded a core deposit intangible of $2.8 million.  This asset represents the long-term value of the core deposits acquired.  Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles.  The fair value was derived using an industry standard financial instrument present value methodology.  All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure.  This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.  The Corporation recorded $564,000 and $203,000 of intangible amortization in 2010 and 2009, respectively.

Deposits.  Total deposits increased $24.3 million or 6.3% to $409.7 million at December 31, 2010 from $385.3 million at December 31, 2009.  Noninterest bearing deposits increased $8.9 million or 13.3% during the year and interest bearing deposits increased $15.4 million or 4.8%.

Borrowed funds.  Borrowed funds decreased $10.0 million or 25.0% to $30.0 million at December 31, 2010 from $40.0 million at December 31, 2009 due to the aforementioned prepayment of $10.0 million of long term FHLB advances.

Stockholders’ equity.  Stockholders’ equity increased $2.1 million or 5.6% to $39.1 million at December 31, 2010 from $37.0 million at December 31, 2009 resulting primarily from an increase in retained earnings totaling $1.7 million related to net income less preferred and common stock dividends, the reissue of 26,000 shares of treasury stock and an increase in accumulated other comprehensive loss totaling $337,000, resulting from a change in the funded status of the Corporation’s defined benefit plan and net unrealized losses on securities available for sale.

Changes in Results of Operations

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.1 million and $1.5 million in 2010 and 2009, respectively.  The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the net interest income and interest expense components of net income.

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

	Year ended December 31,
	2010			2009
	Average		Yield /	Average		Yield /
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$291,358	$17,570	6.03%	$269,192	$16,768	6.23%
Loans, tax-exempt	6,661	396	5.95%	14,841	614	4.14%
Total loans receivable	298,019	17,966	6.03%	284,033	17,382	6.12%
Securities, taxable	96,286	2,528	2.63%	51,227	1,871	3.65%
Securities, tax-exempt	29,626	1,662	5.61%	20,595	1,256	6.10%
Total securities	125,912	4,190	3.33%	71,822	3,127	4.35%
Interest-earning deposits with banks	26,636	277	1.04%	33,107	362	1.09%
Federal bank stocks	4,212	46	1.09%	4,044	28	0.69%
Total interest-earning cash equivalents	30,848	323	1.05%	37,151	390	1.05%
Total interest-earning assets	454,779	22,479	4.94%	393,006	20,899	5.32%
Cash and due from banks	2,406			2,187
Other noninterest-earning assets	22,669			18,627
Total Assets	$479,854			$413,820
Interest-bearing liabilities:
Interest-bearing demand deposits	$171,932	826	0.48%	$125,797	1,049	0.83%
Time deposits	154,726	4,580	2.96%	138,855	4,843	3.49%
Total interest-bearing deposits	326,658	5,406	1.65%	264,652	5,892	2.23%
Borrowed funds, short-term	5,022	241	4.80%	15,611	124	0.79%
Borrowed funds, long-term	31,466	1,422	4.52%	35,000	1,566	4.47%
Total borrowed funds	36,488	1,663	4.56%	50,611	1,690	3.34%
Total interest-bearing liabilities	363,146	7,069	1.95%	315,263	7,582	2.40%
Noninterest-bearing demand deposits	74,082	-	-	58,126	-	-
Funding and cost of funds	437,228	7,069	1.62%	373,389	7,582	2.03%
Other noninterest-bearing liabilities	3,550			4,076
Total Liabilities	440,778			377,465
Stockholders' Equity	39,076			36,355
Total Liabilities and Stockholders' Equity	$479,854			$413,820
Net interest income		$15,410			$13,317
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.99%			2.92%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.39%			3.39%

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

	2010 versus 2009
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$846	$(262)	$584
Securities	1,932	(869)	1,063
Interest-earning deposits with banks	(68)	(17)	(85)
Federal bank stocks	1	17	18

Total interest-earning assets	2,711	(1,131)	1,580

Interest expense:
Deposits	1,211	(1,697)	(486)
Borrowed funds	(546)	519	(27)

Total interest-bearing liabilities	665	(1,178)	(513)

Net interest income	$2,046	$47	$2,093

2010 Results Compared to 2009 Results

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.1 million and $1.5 million for 2010 and 2009, respectively.  The $1.5 million or 99.4% increase in net income was attributed to increases in net interest income and noninterest income of $2.0 million and $1.4 million, respectively, and a decrease in provision for loan losses of $61,000, partially offset by increases in noninterest expense and provision for income taxes of $1.2 million and $743,000, respectively.

Net interest income.  The primary source of the Corporation’s revenue is net interest income.  Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets.  Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates.  Tax equivalent net interest income increased $2.1 million to $15.4 million for 2010, compared to $13.3 million for 2009.  This increase in net interest income can be attributed to an increase in tax equivalent interest income of $1.6 million and a decrease in interest expense of $513,000.

Interest income.  Tax equivalent interest income increased $1.6 million or 7.6% to $22.5 million for 2010, compared to $20.9 million for 2009.  This increase can be attributed to increases in interest earned on loans, securities and federal bank stocks of $584,000, $1.1 million, and $18,000, partially offset by a decrease in interest-earning deposits of $85,000.

Tax equivalent interest earned on loans receivable increased $584,000 or 3.4% to $18.0 million for 2010, compared to $17.4 million for 2009.  During that time, average loans increased $14.0 million or 4.9%, generating $846,000 of additional loan interest income.  Offsetting this favorable asset growth, the yield on loans decreased 9 basis points to 6.03% for 2010, versus 6.12% for 2009 causing a $262,000 decrease in interest income.

Tax equivalent interest earned on securities increased $1.1 million or 34.0% to $4.2 million for 2010, compared to $3.1 million for 2009.  During this time, average securities increased $54.1 million or 75.3% accounting for $1.9 million in additional security interest income.  This increase was primarily related to the full deployment of cash received from the 2009 Titusville branch purchase and customer deposits into higher yielding investment securities.  The average yield on securities decreased 102 basis points to 3.33% for 2010, versus 4.35% for 2009 primarily due to calls of certain higher rate securities and the subsequent deployment of proceeds into shorter termed, lower yielding investments.

Interest earned on interest-earning deposit accounts decreased $85,000 or 23.5% to $277,000 for 2010, compared to $362,000 for 2009.  Average interest-earning deposits decreased $6.5 million or 19.5% primarily related to the deployment of remaining cash received from the 2009 Titusville branch acquisition. This decrease caused a $68,000 decrease in interest income.  The average yield decreased 5 basis points resulting in a $17,000 decrease in interest income.

Interest earned on federal bank stocks increased $18,000 or 64.3% to $46,000 for 2010, compared to $28,000 for 2009.

Interest expense.  Interest expense decreased $513,000 or 6.8% to $7.1 million for 2010, compared to $7.6 million for 2009.  This decrease can be attributed to decreases in interest incurred on interest-bearing deposits and borrowed funds of $486,000 and $27,000, respectively.

Deposit interest expense decreased $486,000 or 8.2% to $5.4 million for 2010, compared to $5.9 million for 2009.  Declines in market interest rates caused the rate on interest-bearing deposits to decrease by 58 basis points to 1.65% for 2010 versus 2.23% for 2009 accounting for a $1.7 million decrease in interest expense.  Average interest-bearing deposits increased $62.0 million or 23.4%, primarily due to deposits.  This increase accounted for $1.2 million in additional interest expense.

Interest expense on borrowed funds decreased $27,000 or 1.6% to $1.7 million for 2010 and 2009.  Average borrowed funds decreased $14.1 million or 27.9% accounting for a decrease in interest expense of $546,000.
The average rate on borrowed funds increased 122 basis points to 4.56% for 2010 versus 3.34% for 2009.  This increase in rate accounted for $519,000 of additional interest expense.

Provision for loan losses.  The Corporation records provisions for loan losses to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all probable incurred losses estimable at each reporting date. Management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

The provision for loan losses decreased $61,000 to $1.3 million for 2010, compared to $1.4 million for 2009. The Corporation’s allowance for loan losses amounted to $4.1 million or 1.33% of the Corporation’s total loan portfolio at December 31, 2010, compared to $3.2 million or 1.08% at December 31, 2009.  The allowance for loan losses as a percentage of non-performing loans at December 31, 2010 and 2009 was 62.5% and 132.4%, respectively.  The change in the allowance for loan losses to total loans and the allowance for loans losses to non-performing loans occurred as the Corporation’s non-performing loans increased to $6.6 million at December 31, 2010 from $2.4 million at December 31, 2009.  The increase in non-performing loans resulted primarily from the addition of four separate credit relationships which were placed on non-accrual status during the year due to deterioration in the financial condition of the borrowers, as a result of poor economic conditions, and a general decline in their ability to comply with contractual repayment terms on a timely basis.  While non-performing loans increased significantly, the provision for loan losses decreased slightly year over year as the Corporation recognized a $147,000 recovery of a previously charged off commercial real estate loan.  This recovery decreased the Corporation’s historical loss experience and resulted in an overall reduction in general reserves allocated to this portfolio segment.  In addition, due to the estimated value of the collateral supporting the loans placed on non-accrual status during the year, the Corporation generally did not require significant additional provision for impaired loans.

Noninterest income.  Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on BOLI.  Noninterest income increased $1.4 million or 48.6% to $4.2 million for 2010, compared to $2.8 million for 2009.  This increase was primarily due to an increase in net gains on securities available for sale from a net loss of $34,000 in 2009 to a net gain of $1.0 million in 2010.  Included in the 2010 gains, $565,000 related to a capital management strategy whereby $21.4 million of securities were sold to prepay long term FHLB advances.  These gains were used to offset the $557,000 prepayment penalty associated with the early redemption of the advances.  During 2010 and 2009, other-than-temporary impairment charges totaling $55,000 and $898,000, respectively, were realized related to the decline in value in certain marketable equity securities, which consisted of common stock positions held in various financial institutions.

Noninterest expense.  Noninterest expense increased $1.2 million or 9.5% to $13.8 million for 2010, compared to $12.6 million for 2009.  This increase in noninterest expense was comprised of increases in compensation and employee benefits, premises and equipment, intangible amortization and other expenses, partially offset by a decrease in professional fees and FDIC insurance.

The largest component of noninterest expense, compensation and employee benefits, increased $816,000 or 13.5% to $6.9 million for 2010, compared to $6.1 million for 2009.  This increase was primarily related to increased compensation associated with the Titusville office, which was acquired in the third quarter of 2009, normal compensation increases and the reinstatement of the previously suspended incentive programs.

Premises and equipment expense increased $240,000 or 12.6% to $2.1 million for 2010, compared to $1.9 million for 2009, primarily related to costs associated with the full-year operation of the Titusville office purchased during the third quarter of 2009.

The Corporation recognized $564,000 of intangible amortization in 2010 compared to $203,000 in 2009 associated with a core deposit intangible asset of $2.8 million that was recorded related to the Titusville office purchase transaction.

Professional fees decreased $744,000 or 57.6% to $548,000 for 2010, compared to $1.3 million for 2009.  This decreased as the Corporation incurred non-recurring professional fees of $376,000 and $399,000 in 2009 related to the purchase of the Titusville office and a common stock offering, respectively.

FDIC expense decreased $92,000 or 13.9% to $570,000 for 2010, compared to $662,000 for 2009.  This was primarily the result of a $178,000 special assessment that was assessed on all FDIC insured depository institutions in 2009.

Other noninterest expense increased $614,000 or 24.5% to $3.1 million for 2010, compared to $2.5 million for 2009 due primarily to one-time prepayment fees totaling $557,000 related to the aforementioned prepayment of FHLB long-term advances.

The provision for income taxes increased $743,000 to $801,000 for 2010, compared to $58,000 for 2009 due to higher pre-tax income.  Additionally, the effective tax rate increased year over year attributable to a greater portion of pre-tax income generated from tax-exempt investment securities and loans during 2009.

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

The Corporation’s Board of Directors has established a Finance Committee, consisting of four outside directors, the President and Chief Executive Officer (CEO), Treasurer and Chief Financial Officer (CFO) and Principal Accounting Officer (PAO), to monitor market risk, including primarily interest rate risk.  This committee, which meets at least quarterly, generally establishes and monitors the investment, interest rate risk and asset liability management policies established by the Corporation.

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

Based on certain assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at December 31, 2010, the Corporation’s interest-earning assets maturing or repricing within one year totaled $101.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $98.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $2.4 million or 0.5% of total assets.  At December 31, 2010, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 102.5%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2010 which are expected to mature, prepay or reprice in each of the future time periods presented:

	Due in	Due within	Due within	Due within	Due in
	six months	six months	one to	three to	over
(Dollar amounts in thousands)	or less	to one year	three years	five years	five years	Total

Total interest-earning assets	$61,571	$39,699	$114,643	$104,927	$138,420	$459,260

Total interest-bearing liabilities	53,732	45,101	125,745	66,738	71,274	362,590

Interest rate sensitivity gap	$7,839	$(5,402)	$(11,102)	$38,189	$67,146	$96,670

Cumulative rate sensitivity gap	$7,839	$2,437	$(8,665)	$29,524	$96,670

Ratio of gap during the period to total interest earning assets	1.63%	(1.12)%	(2.30)%	7.92%	13.93%

Ratio of cumulative gap to total interest earning assets	1.63%	0.51%	(1.80)%	6.13%	20.06%

Total assets						$481,885

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, for the years ended December 31, 2010 and 2009, respectively.  This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2010 remained constant.  The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing gradually during a one-year period from the December 31, 2010 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2010 Net interest income - increase (decrease)	2.77%	5.02%	(4.69)%	(8.25)%

2009 Net interest income - increase (decrease)	2.64%	4.42%	(5.87)%	(11.02)%

Impact of Inflation and Changing Prices

The consolidated financial statements of the Corporation and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Capital Resources

Total stockholders’ equity increased $2.1 million or 5.6% to $39.1 million at December 31, 2010 from $37.0 million at December 31, 2009.  Net income of $3.1 million in 2010 represented an increase in earnings of $1.5 million or 99.4% compared to 2009.  Returns on average equity and assets were 7.85% and 0.64%, respectively, for 2010.

The Corporation has maintained a strong capital position with a capital to assets ratio of 8.1% at December 31, 2010.  In an effort to sustain this strong capital position, regular cash dividends on common stock decreased to $809,000 in 2010 from $1.1 million in 2009.  Stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 47% of registered shareholder accounts active in the plan at December 31, 2010.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of shareholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements.  Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions.  At December 31, 2010, the Corporation and the Bank were in excess of all regulatory capital requirements.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities.  During 2010, the Corporation used its sources of funds primarily to fund loan commitments.  As of December 31, 2010, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $45.9 million, and standby letters of credit totaling $648,000.  The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2010, time deposits amounted to $144.8 million or 35.4% of the Corporation’s total consolidated deposits, including approximately $46.7 million, which are scheduled to mature within the next year.  Management of the Corporation believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans.  At December 31, 2010, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $147.2 million.

The Corporation paid quarterly cash dividends over the past two years and determined to reduce the quarterly cash dividend from $0.32 per common share to $0.14 per common share effective for the second quarter of 2009.  The Corporation paid dividends of $0.14 per common share for the four quarter of 2010.  On February 17, 2011 the Corporation declared dividends of $0.16 per common share payable on March 18, 2011 to shareholders of record on March 1, 2011.  The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

Management is not aware of any conditions, including any regulatory recommendations or requirements, that would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments.  Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available.  When third-party information is not available, valuation adjustments are estimated in good faith by management primarily though the use of internal cash flow modeling techniques.

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

Other-than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

Goodwill and intangible assets.  Goodwill represents the excess cost over fair value of assets acquired in a business combination.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The impairment test is a two-step process that begins with an initial impairment evaluation.  If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment.  If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded.  As of December 31, 2010, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date.

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

Item 9A.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

As of December 31, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its valuation.

During the fourth quarter of fiscal year 2010, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information  required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2011 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

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

(3)  Management Contracts or Compensatory Plans:

(i) Exhibits 10.1-10.7 listed below in (b) identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp. (1)

3.2	Bylaws of Emclaire Financial Corp. (1)

3.3	Statement with respect to shares for Preferred Stock. (2)

4.0	Specimen Stock Certificate of Emclaire Financial Corp. (3)

4.1	Form of certificate for Preferred Stock. (2)

4.2	Warrant for purchase of shares of Common Stock. (2)

10.1	Employment Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (4)*

10.2	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (4)*

10.3	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008. (5)*

10.4	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010. (6)*

10.5	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (7)*

10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (7)*

10.7	Adoption of Farmers National Bank of Emlenton Deferred Compensation Plan. (8)*

10.8	Letter Agreement, dated December 23, 2008 between the Corporation and the U.S. Department of the Treasury. (2)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

13.0	Annual Report to Stockholders for the fiscal year ended December 31, 2010.

14.0	Code of Personal and Business Conduct and Ethics. (9)

20.0	Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan. (10)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer 302 Certification.

31.2	Principal Financial Officer 302 Certification.

32.1	Principal Executive Officer 906 Certification.

32.2	Principal Financial Officer 906 Certification.

99.1	Principal Executive Officer 111 Certification.

99.2	Principal Financial Officer 111 Certification.

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2007.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.

Dated: March 23, 2011	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
President
	Director		Date: March 23, 2011
(Principal Executive Officer)
		By:	/s/ Amanda L. Engles
Date:	March 23, 2011		Amanda L. Engles
Secretary
(Principal Accounting Officer)

		Date:	March 23, 2011

By:	/s/ Ronald L. Ashbaugh	By:	/s/ David L. Cox
	Ronald L. Ashbaugh		David L. Cox
	Director		Director

Date:	March 23, 2011	Date:	March 23, 2011

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date:	March 23, 2011	Date:	March 23, 2011

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date:	March 23, 2011	Date:	March 23, 2011

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director

Date:	March 23, 2011	Date:	March 23, 2011

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Emclaire Financial Corp.
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Emclaire Financial Corp. as of December 31, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath
Cleveland, Ohio
March 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emclaire Financial Corp.
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Emclaire Financial Corp. and subsidiaries (the “Corporation”) as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Emclaire Financial Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Pittsburgh, Pennsylvania
March 22, 2010

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Cash and due from banks	$2,507	$2,822
Interest earning deposits with banks	16,520	36,130
Total cash and cash equivalents	19,027	38,952
Securities available for sale, at fair value	125,820	105,243
Loans receivable, net of allowance for loan losses of $4,132 and $3,202	306,152	292,615
Federal bank stocks, at cost	4,129	4,125
Bank-owned life insurance	5,596	5,388
Accrued interest receivable	1,763	1,574
Premises and equipment, net	9,241	9,170
Goodwill	3,664	3,657
Core deposit intangible	2,021	2,585
Prepaid expenses and other assets	4,472	4,217
Total Assets	$481,885	$467,526

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$75,941	$67,033
Interest bearing	333,717	318,292
Total deposits	409,658	385,325
Borrowed funds:
Short-term	5,000	5,000
Long-term	25,000	35,000
Total borrowed funds	30,000	40,000
Accrued interest payable	649	711
Accrued expenses and other liabilities	2,460	4,456
Total Liabilities	442,767	430,492

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $1.00 par value, $1,000 liquidation value;
3,000,000 shares authorized;7,500 shares issued and outstanding	7,447	7,430
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;
1,559,421 shares issued; 1,457,404 and 1,431,404 shares outstanding	1,949	1,949
Additional paid-in capital	14,812	14,685
Treasury stock, at cost; 102,017 and 128,017 shares	(2,114)	(2,653)
Retained earnings	17,705	15,967
Accumulated other comprehensive loss	(769)	(432)
Total Stockholders' Equity	39,118	37,034
Total Liabilities and Stockholders' Equity	$481,885	$467,526

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)
	Year ended December 31,
	2010	2009
Interest and dividend income
Loans receivable, including fees	$17,845	$17,203
Securities:
Taxable	2,528	1,871
Exempt from federal income tax	1,156	870
Federal bank stocks	46	28
Deposits with banks	277	362
Total interest and dividend income	21,852	20,334
Interest expense
Deposits	5,406	5,892
Short-term borrowed funds	241	124
Long-term borrowed funds	1,422	1,566
Total interest expense	7,069	7,582
Net interest income	14,783	12,752
Provision for loan losses	1,306	1,367
Net interest income after provision for loan losses	13,477	11,385
Noninterest income
Fees and service charges	1,419	1,495
Commissions on financial services	700	389
Title premiums	106	62
Other-than-temporary impairment losses on equity securities	(55)	(898)
Net gain on sales of loans	-	4
Net gain on sales of available for sale securities	1,030	864
Earnings on bank-owned life insurance	239	232
Other	767	682
Total noninterest income	4,206	2,830
Noninterest expense
Compensation and employee benefits	6,870	6,054
Premises and equipment	2,139	1,899
Intangible asset amortization	564	203
Professional fees	548	1,292
Federal deposit insurance	570	662
Other	3,122	2,508
Total noninterest expense	13,813	12,618
Income before provision for income taxes	3,870	1,597
Provision for income taxes	801	58
Net income	3,069	1,539
Accumulated preferred stock dividends and discount accretion	393	393
Net income available to common stockholders	$2,676	$1,146

Earnings per common share
Basic	$1.85	$0.80
Diluted	$1.85	$0.80

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share and per share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Warrants	Stock	Capital	Stock	Earnings	Loss	Equity
Balance at January 1, 2009	$7,412	$88	$1,949	$14,564	$(2,653)	$15,840	$(1,077)	$36,123
Comprehensive income:
Net income						1,539		1,539
Change in net unrealized losses on
securities available for sale, for which
a portion of an other than temporary
impairment has been recognized in
earnings, net of taxes of $145							280	280
Change in net unrealized losses on
securities available for sale, net of
taxes of ($70)							(135)	(135)
Change in funded status of defined
benefit plan, net of taxes of $258							500	500
Comprehensive income								2,184
Stock compensation expense				121				121
Preferred dividends and accretion
of discount	18					(353)		(335)
Cash dividends declared on common
stock ($0.74 per share)						(1,059)		(1,059)
Balance at December 31, 2009	7,430	88	1,949	14,685	(2,653)	15,967	(432)	37,034
Comprehensive income:
Net income						3,069		3,069
Change in net unrealized losses on
securities available for sale, for which
a portion of an other than temporary
impairment has been recognized in
earnings, net of taxes of ($1)							(3)	(3)
Change in net unrealized losses on
securities available for sale, net of
taxes of ($64)							(123)	(123)
Change in funded status of defined
benefit plan, net of taxes of ($109)							(211)	(211)
Comprehensive income								2,732
Stock compensation expense				127				127
Reissuance of treasury stock (26,000 shares)					539	(129)		410
Preferred dividends and accretion
of discount	17					(393)		(376)
Cash dividends declared on common
stock ($0.56 per share)						(809)		(809)
Balance at December 31, 2010	$7,447	$88	$1,949	$14,812	$(2,114)	$17,705	$(769)	$39,118

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$3,069	$1,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	914	860
Provision for loan losses	1,306	1,367
Amortization of premiums and (accretion of discounts), net	217	176
Amortization of intangible assets and mortgage servicing rights	583	220
Securities impairment loss recognized in earnings	55	898
Realized gains on sales of available for sale securities, net	(1,030)	(864)
Net gains on sales of loans	-	(4)
Net losses on foreclosed real estate	28	4
Net gains on sales of bank premises and equipment	-	(16)
Originations of loans sold	-	(159)
Proceeds from the sale of loans	-	163
Restricted stock and stock option compensation	127	121
Increase in bank-owned life insurance, net	(208)	(202)
(Increase) decrease in accrued interest receivable	(189)	88
(Increase) decrease in deferred taxes	167	(286)
Increase in prepaid expenses and other assets	(67)	(1,627)
Decrease in accrued interest payable	(62)	(50)
Increase (decrease) in accrued expenses and other liabilities	(2,316)	1,011
Net cash provided by operating activities	2,594	3,239
Cash flows from investing activities
Loan originations and principal collections, net	(15,594)	2,784
Available for sale securities:
Sales	43,809	20,513
Maturities, repayments and calls	113,674	40,697
Purchases	(177,199)	(94,720)
Purchase of federal bank stocks	(4)	(328)
Proceeds from the sale of bank premises and equipment	-	203
Purchases of premises and equipment	(985)	(1,530)
Proceeds from the sale of foreclosed real estate	222	99
Net cash received in branch acquisition	-	54,923
Net cash provided by (used in) investing activities	(36,077)	22,641
Cash flows from financing activities
Net increase in deposits	24,333	6,083
Repayments on Federal Home Loan Bank advances	(10,000)	-
Net change in short-term borrowings	-	(8,188)
Proceeds from reissuance of treasury stock	410	-
Dividends paid	(1,185)	(1,394)
Net cash provided by (used in) financing activities	13,558	(3,499)
Net increase (decrease) in cash and cash equivalents	(19,925)	22,381
Cash and cash equivalents at beginning of period	38,952	16,571
Cash and cash equivalents at end of period	$19,027	$38,952

Supplemental information:
Interest paid	$7,131	$7,632
Income taxes paid	915	183

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	450	227

Summary of branch acquisition:
Fair value of deposits assumed	-	92,596
Less: Fair value of tangible assets acquired	-	32,673
Cash received in acquisition	-	54,923
Goodwill and other intangibles recorded	$-	$5,000

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

Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks.  Interest-earning deposits generally mature within one year and are carried at cost.  Federal funds are generally sold or purchased for one day periods.  Net cash flows are reported for loan and deposit transactions.

Restrictions on Cash.  Cash on hand or on deposit with the Federal Reserve Bank of Cleveland (FRB) of approximately $60,000 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009.  Both required and excess reserves earn interest.

Securities.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Securities (continued).  Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost.  Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.  For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

Loans Held for Sale.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance and charged to earnings.  Mortgage loans held for sale are generally sold with servicing rights retained.  The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans Receivable.  The Corporation grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Western Pennsylvania.  The ability of the Corporation’s debtors to honor their contracts is dependent upon real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans or premiums or discounts on purchased loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, and premiums and discounts are deferred and recognized in interest income as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection.  Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is established for probable incurred credit losses through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are typically credited to the allowance.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued).  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDR) and classified as impaired.

Factors considered by management in determining impairment include demonstrated ability to repay, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of small balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.  TDR’s are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of collateral.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the prior 12 quarters.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable incurred losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The Corporation’s portfolio segments are as follows:

Residential mortgages.  Residential mortgage loans are loans to consumers utilized for the purchase, refinance or construction of a residence.

Home equity loans and lines of credit.  Home equity loans and lines of credit are credit facilities extended to homeowners who wish to utilize the equity in their property in order to borrow funds for almost any consumer purpose.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Commercial real estate.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to real estate market such as geographic location and property type.

Commercial business.  Commercial credit is extended to business customers for use in normal operations to finance working capital needs, equipment purchases or other projects.  The majority of these borrowers are customers doing business within our geographic region.  These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and the underlying collateral provided by the borrower.

Consumer.  Consumer loans are loans to an individual for non-business purposes such as automobile purchases or debt consolidation.

Federal Bank Stocks.  The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, at cost and classified as restricted stock.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.  These stocks are periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Bank-Owned Life Insurance (BOLI).  The Bank purchased life insurance policies on certain key officers and employees.  BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Premises and Equipment.  Land is carried at cost.  Premises, furniture and equipment, and leasehold improvements are carried at cost less accumulated depreciation or amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which are twenty-five to forty years for buildings and three to ten years for furniture and equipment.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful life or the expected term of the leases.  Expected terms include lease option periods to the extent that the exercise of such option is reasonably assured.  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, assets are recorded at fair value.

Goodwill and Intangible Assets.  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities.  Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives.  Customer relationship intangible assets arise from the purchase of a customer list from another company or individual and then are amortized on a straight-line basis over two years.  Goodwill is not amortized and is assessed at least annually for impairment.  Any such impairment will be recognized in the period identified.  The Corporation has selected November 30 as the date to perform the annual impairment test.  Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Servicing Assets.  Servicing assets represent the allocated value of retained servicing rights on loans sold.  Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates.  Fair value is determined using market prices for comparable mortgage servicing contracts, when available or alternatively is based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Real Estate Acquired Through Foreclosure (REO).  Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset.  These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results.  Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $373,000 and $173,000 at December 31, 2010 and 2009, respectively.

Treasury Stock.  Common stock purchased for treasury is recorded at cost.  At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Common Share (EPS).  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

Comprehensive Income.  Comprehensive income includes net income from operating results and other comprehensive income.  Other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and the over funded or underfunded status of pension and other postretirement benefit plans which are also recognized as separate components of income.  The effects of other comprehensive income are presented as part of the statement of changes in stockholders’ equity.

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

Stock Compensation Plans.  Compensation cost is recognized for stock options and restricted stock awards issued, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Off-Balance Sheet Financial Instruments.  In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments, consisting of commitments to extend credit, commitments under line of credit lending arrangements and letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Loss Contingencies.  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Recently Adopted Accounting Standards.  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfers of financial assets.  This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this statement were also amended and apply to transfers that occurred both before and after the effective date of this statement.  The adoption did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (continued)

2.	Business Combinations

On April 6, 2009, the Bank entered into a Purchase and Assumption Agreement with National City Bank (National City) and PNC Financial Services Group, Inc. (PNC) where the Bank agreed to acquire certain assets and assume certain liabilities of one National City branch office located in Titusville, Pennsylvania.  The Board of Governors of the Federal Reserve System and U.S. Department of Justice required National City to divest of this and other branch locations in connection with of acquisition by PNC.

The primary purpose of the Titusville branch acquisition was to expand the Bank’s presence into a new market with demographics consistent with its current market area.  The deposits assumed through the Titusville branch acquisition have a favorable composition mix and the loans acquired presented limited risk since none of the loans were greater than thirty days past due at acquisition.  The Titusville branch acquisition has resulted in increased earnings and additional liquidity that has been used to payoff certain short-term borrowings and to fund loan and securities growth.

On August 28, 2009, the Bank completed the Titusville branch acquisition and assumed $90.8 million of deposits and acquired $32.6 million of loans and $58.0 million in cash, as well as certain fixed assets associated with the branch office.  The Bank retained all existing employees of the office at the time of acquisition.

The $90.8 million of deposits assumed in the branch acquisition consisted of, approximately $47.9 million of certificates of deposit, or 53% of the deposits assumed, $23.9 million of interest bearing checking, savings and money market accounts, or 26% of the deposits assumed, and $19.0 million of non-interest bearing accounts, or 21% of the deposits assumed.  The interest rates on interest bearing checking, savings and money market accounts were adjusted to the Bank’s then current deposit rates.  The interest rates and maturities on the certificates of deposit were assumed at stated contractual terms.  Also at the closing of the acquisition, the Bank assumed the obligations under the Titusville branch property lease.  The lease was subsequently terminated during 2010 following the purchase of the branch real estate.

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

The $32.6 million of loans acquired consisted of approximately $20.3 million of home equity loans, or 63% of the loans acquired, $9.9 million of commercial loans, or 30% of the loans acquired and $2.4 million of consumer loans, or 7% of the loans acquired.  Of the loans acquired, approximately 50% were fixed rate loans and 50% were variable rate loans.  The Bank did not acquire any subprime loans and generally did not receive any loans that had a delinquency status of greater than 30 days as of the date of closing.

Notes to Consolidated Financial Statements (continued)

2.	Business Combinations (continued)

The Bank’s payment of the 3.4% premium on the assumed deposits and the purchase price for the acquired loans and other assets of the Titusville branch office was made through a reduction of the cash received from National City to fund the deposits assumed by the Bank.  Net of this premium paid, the Bank received a cash settlement amount of approximately $54.9 million from National City.

In connection with the branch acquisition, the Bank recorded goodwill of $2.2 million.  Goodwill represents the excess of the total purchase price paid for the Titusville branch over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  The entire amount of goodwill is tax deductible and amortized over 15 years for income tax purposes.  Goodwill is evaluated for possible impairment at least annually, and more frequently if events and circumstances indicate that the asset might be impaired.

The Corporation recorded the following assets and liabilities in connection with the branch purchase as of August 28, 2009:

				Fair Value of
	Assets Acquired			Assets Acquired
	and Liabilities	Acquisition		and Liabilities
(Dollar amounts in thousands)	Assumed	Adjustments		Assumed
Assets:
Cash and cash equivalents	$58,017	$(3,094	)(1)	$54,923
Loans receivable, net of allowance for loan losses	32,553	(101	)(2)	32,452
Premises and equipment, net	78	-		78
Goodwill	-	2,213	(3)	2,213
Other intangible assets	-	2,787	(4)	2,787
Prepaid expenses and other assets	143	-		143
	$90,791	$1,805		$92,596

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$18,974	$-		$18,974
Interest bearing	71,817	1,805	(5)	73,622
	$90,791	$1,805		$92,596
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

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per year, for the first five years, and 9% per year thereafter.  Under the terms of the CPP, the preferred stock may be redeemed with the approvals of the Federal Reserve and the OCC in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends.

The warrant has a 10-year term with an exercise price equal to $22.45 per share of common stock.  GAAP required management to allocate the proceeds from the issuance of the preferred stock between the preferred stock and related warrant.  Management used the Black-Scholes model to estimate the fair value of the warrant.  The allocation between the preferred shares and warrant at December 31, 2008 was $7,412,000 and $88,000, respectively.  The discount on the preferred shares of $88,000 is being accreted through retained earnings over a 60 month period.

4.	Securities

The following table summarizes the Corporation’s securities as of December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Available for sale:
December 31, 2010:
U.S. Treasury and federal agency	$6,839	$6	$(116)	$6,729
U.S. government sponsored entities and agencies	62,770	79	(487)	62,362
Mortgage-backed securities: residential	19,015	370	(5)	19,380
Collateralized mortgage obligations: residential	917	5	-	922
State and political subdivision	33,477	589	(164)	33,902
Equity securities	2,542	-	(17)	2,525
	$125,560	$1,049	$(789)	$125,820
December 31, 2009:
U.S. Treasury and federal agency	$2,976	$25	$-	$3,001
U.S. government sponsored entities and agencies	50,953	113	(269)	50,797
Mortgage-backed securities: residential	16,459	109	(38)	16,530
Collateralized mortgage obligations: residential	5,130	4	(4)	5,130
State and political subdivision	26,271	696	-	26,967
Equity securities	3,003	-	(185)	2,818
	$104,792	$947	$(496)	$105,243

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2010	2009

Proceeds	$43,809	$20,513
Gross gains	1,030	864
Tax provision related to gains	350	294

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are not due at a single maturity and are shown separately.

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due after one year through five years	$47,375	$47,069
Due after five through ten years	43,486	43,585
Due after ten years	13,142	13,261
Mortgage-backed securities	19,015	19,380
	$123,018	$123,295

Securities with carrying values of $48.2 million and $20.7 million as of December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2010:
U.S. Treasury and federal agency	$4,814	$(116)	$-	$-	4,814	(116)
U.S. government sponsored entities and agencies	43,291	(487)	-	-	43,291	(487)
Mortgage-backed securities: residential	1,994	(5)	-	-	1,994	(5)
State and political subdivision	8,685	(164)	-	-	8,685	(164)
Equity securities	14	(2)	152	(15)	166	(17)
	$58,798	$(774)	$152	$(15)	$58,950	$(789)

December 31, 2009:
U.S. government sponsored entities and agencies	$32,716	$(269)	$-	$-	$32,716	$(269)
Mortgage-backed securities: residential	1,961	(38)	-	-	1,961	(38)
Collateralized mortgage obligations: residential	1,275	(2)	910	(2)	2,185	(4)
Equity securities	1,341	(110)	686	(75)	2,027	(185)
	$37,293	$(419)	$1,596	$(77)	$38,889	$(496)

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

During 2010, after evaluation of the securities portfolio, management determined that OTTI existed on three financial institution equity securities.  The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of December 31, 2010 and the resulting impairment losses of $55,000 were recognized in earnings during the fourth quarter of 2010.

During 2009, after evaluation of the securities portfolio, management determined that OTTI existed on three financial institution equity securities.  The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values.  These securities were written down to their fair market values as of September 30, 2009 and the resulting impairment losses of $898,000 were recognized in earnings during the third quarter of 2009.

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the OTTI of investments:

	Gross Realized	Gross Realized	Other-than-temporary	Net Gains
(Dollar amounts in thousands)	Gains	Losses	Impairment Losses	(Losses)
Year ended December 31, 2010:
Equity securities	$87	$-	$(55)	$32
Debt securities	943	-	-	943
	$1,030	$-	$(55)	$975

Year ended December 31, 2009:
Equity securities	$-	$-	$(898)	$(898)
Debt securities	864	-	-	864
	$864	$-	$(898)	$(34)

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

After realizing the impairment charges on the aforementioned equity securities, there were two equity securities in an unrealized loss position as of December 31, 2010.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer.  The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of December 31, 2010 to be other-than-temporarily impaired.

There were 60 debt securities in an unrealized loss position as of December 31, 2010, all of which were in an unrealized loss position for less than 12 months.  Of these securities, 30 were U.S. government sponsored entities and agencies, 20 were state and political subdivisions and ten were U.S. Treasury securities.  The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2010 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2010	2009
Mortgage loans on real estate:
Residential first mortgages	$84,575	$74,099
Home equity loans and lines of credit	75,458	77,284
Commercial real estate	93,028	89,952
	253,061	241,335
Other loans:
Commercial business	43,780	41,588
Consumer	13,443	12,894
	57,223	54,482
Total loans, gross	310,284	295,817
Less allowance for loan losses	4,132	3,202
Total loans, net	$306,152	$292,615

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table summarizes the Corporation’s impaired loans as of December 31, 2010:

(Dollar amounts in thousands)
Year-end loans with no allocated allowance for loan losses	$2,234
Year-end loans with allocated allowance for loan losses	3,440
Total impaired loans	$5,674
Amount of the allowance for loan losses allocated	$1,246
Average of individually impaired loans during year	$2,101
Interest income on impaired loans recognized on a cash basis	371

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010:

(Dollar amounts in thousands)
	Impaired Loans with			Impaired Loans with
	Specific Allowance			No Specific Allowance
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded
	Balance	Investment	Allowance	Balance	Investment
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,994	1,994	387	-	-
Commercial business	1,446	1,446	859	98	98
Consumer	-	-	-	2,136	2,136
Total impaired loans	$3,440	$3,440	$1,246	$2,234	$2,234

Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

At December 31, 2009, the recorded investment in loans considered to be impaired was $740,000.  Of the impaired loans at December 31, 2009, loans with a recorded investment of $590,000 required a specific valuation allowance of $128,000.  During 2009, impaired loans averaged $533,000.  The Corporation recognized interest income on impaired loans of approximately $71,000, on a cash basis, during 2009.

Troubled debt restructurings (TDR).  The Corporation has certain loans that have been modified in order to maximize collection of loan balances.  If, for economic or legal reasons related to the customer’s financial difficulties, management grants a concession compared to the original terms and conditions of the loan that it would not have otherwise considered, the modified loan is classified as a TDR.  Concessions related to TDR’s generally do not include forgiveness of principal balances.  The Corporation generally does not extend additional credit to borrowers with loans classified as TDR’s.

At December 31, 2010, the Corporation had $774,000 of loans classified as TDR’s, which are included in impaired loans above.  The Corporation did not have any loans classified as TDR’s at December 31, 2009.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Credit Quality Indicators.  Management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.

Commercial real estate and commercial business loans not identified as impaired are evaluated as risk rated pools of loans utilizing a risk rating practice that is supported by a quarterly special asset review.  In this review process, strengths and weaknesses are identified, evaluated and documented for each criticized and classified loan and borrower, strategic action plans are developed, risk ratings are confirmed and the loan’s performance status reviewed.  To further delineate and add granularity to the classification process, a risk of default assessment is made for each criticized and classified borrower and an assessment of risk of loss for each classified loan.  In addition to the quarterly special asset review, loans greater than $150,000 are reviewed at least annually to determine the adequacy of risk ratings.

Management has determined certain portions of the loan portfolio to be homogeneous in nature and assigns like reserve factors for the following loan pool types:  residential real estate, home equity loans and lines of credit, and consumer installment and personal lines of credit.

The reserve allocation for risk rated loan pools is developed by applying the following factors:

Historic:  Management utilizes a computer model to develop the historical net charge-off experience which is used to formulate the assumptions employed in the migration analysis applied to estimate future losses in the portfolio.  Outstanding balance and charge-off information are input into the model and historical loss migration rate assumptions are developed to apply to pass, special mention, substandard and doubtful risk rated loans.  Normally, a twelve-quarter rolling weighted-average is utilized to anticipate inherent losses in the portfolios.

Qualitative:  Qualitative adjustment factors for pass, special mention, substandard and doubtful ratings are developed and applied to risk rated loans to allow for: quality of lending policies and procedures; national and local economic and business conditions; changes in the nature and volume of the portfolio; concentrations of credit and other external factors.

From these fundamental assumptions, a standardized weighting is applied to each risk weighting, with consideration for the additional risk of default and risk of loss components.  Management uses the following definitions for risk ratings:

Pass:  Loans classified as pass typically exhibit good payment performance, acceptable financial trends and repayment capacity is evident.  These borrowers typically would have a sufficient cash flow that would allow them to weather an economic downturn and the value of any underlying collateral could withstand a moderate degree of depreciation due to economic conditions.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Special Mention:  Loans classified as special mention are characterized by potential weaknesses that could jeopardize repayment as contractually agreed.  These loans may exhibit adverse trends such as increasing leverage, shrinking profit margins and/or deteriorating cash flows.  These borrowers would inherently be more vulnerable to the application of economic pressures.

Substandard:  Loans classified as substandard exhibit weaknesses that are well-defined to the point that repayment is jeopardized.  Typically, the Corporation is no longer adequately protected by both the apparent net worth and repayment capacity of the borrower.

Doubtful:  Loans classified as doubtful have advanced to the point that collection or liquidation in full, on the basis of currently ascertainable facts, conditions and value, is highly questionable or improbable.

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2010:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
Residential first mortgages	$84,045	$-	$-	$530	$-	$84,575
Home equity and lines of credit	75,458	-	-	-	-	75,458
Commercial real estate	-	86,790	3,021	3,217	-	93,028
Commercial business	-	40,625	1,081	2,030	44	43,780
Consumer	10,953	-	-	2,490	-	13,443
Total	$170,456	$127,415	$4,102	$8,267	$44	$310,284

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of December 31, 2010:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Acccruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
Residential first mortgages	$81,888	$1,875	$281	$41	$490	$84,575
Home equity and lines of credit	74,559	541	21	-	337	75,458
Commercial real estate	90,809	113	26	-	2,080	93,028
Commercial business	42,168	102	-	-	1,510	43,780
Consumer	11,252	36	2	-	2,153	13,443
Total loans	$300,676	$2,667	$330	$41	$6,570	$310,284

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2010:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

Residential first mortgages	$-	$-	$-	$490	$490
Home equity and lines of credit	-	-	-	337	337
Commercial real estate	682	161	813	424	2,080
Commercial business	79	6	1,251	174	1,510
Consumer	2,136	-	-	17	2,153
Total loans	$2,897	$167	$2,064	$1,442	$6,570

At December 31, 2009, non-performing loans were $2.4 million.  Non-performing loans at December 31, 2009 included non-accrual loans and loans 90 days or more past due and still accruing of $2.4 million and $59,000, respectively.

An allowance for loan losses (ALL) is maintained to absorb probable incurred losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2010	2009
Balance at the beginning of the year	$3,202	$2,651
Provision for loan losses	1,306	1,367
Charge-offs	(552)	(859)
Recoveries	176	43
Balance at the end of the year	$4,132	$3,202

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2010:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Beginning Balance	$356	$452	$1,895	$448	$51	$3,202
Charge-offs	(40)	(45)	(61)	(216)	(190)	(552)
Recoveries	2	2	147	5	20	176
Provision	80	163	(274)	1,086	251	1,306
Ending Balance	$398	$572	$1,707	$1,323	$132	$4,132
Ending ALL balance attributable to loans:
Individually evaluted for impairment	-	-	387	859	-	1,246
Collectively evalued for impairment	398	572	1,320	464	132	2,886

Total loans:
Individually evaluted for impairment	-	-	1,769	1,519	2,136	5,424
Collectively evalued for impairment	84,575	75,458	91,259	42,261	11,307	304,860

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates.  Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

6.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.  The Bank’s investment in FHLB and FRB stocks was $3.3 million and $838,000, respectively, at December 31, 2010, and $3.5 million and $662,000, respectively, at December 31, 2009.  The FHLB notified member banks in December 2008 that it was suspending dividend payments and the repurchase of capital stock; however, due to its improved financial condition, during the fourth quarter of 2010 the FHLB repurchased a portion of the Bank’s excess capital stock totaling $173,200.

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

Management believes no impairment charge is necessary related to the FHLB capital stock as of December 31, 2010.

7.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2010	2009
Land	$1,623	$1,623
Buildings and improvements	7,977	7,364
Leasehold improvements	773	750
Furniture, fixtures and equipment	5,241	5,056
Software	2,434	2,342
Construction in progress	609	537
	18,657	17,672
Less: accumulated depreciation and amortization	9,416	8,502
	$9,241	$9,170

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 were $914,000 and $860,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2010 and 2009 was $187,000 and $146,000, respectively.  Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2011	$153
2012	131
2013	108
2014	112
2015	105
Thereafter	150
$759

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2010		2009
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$-	$3,657	$-
Core deposit intangibles	4,027	2,006	4,027	1,442
Total	$7,691	$2,006	$7,684	$1,442

As discussed in Note 2, the Bank completed a branch acquisition transaction during the third quarter of 2009. In connection with the branch acquisition, the Bank recorded initial goodwill of $2.2 million.  Goodwill represents the excess of the total purchase price paid for the Titusville branch acquisition over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded in 2010 or 2009.

Also, in connection with the assumption of deposits related to the branch purchase transaction, the Bank recorded a core deposit intangible of $2.8 million during the third quarter of 2009.  This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.  The Corporation recorded intangible amortization expense totaling $564,000 and $203,000 in 2010 and 2009, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

Amortization
(Dollar amounts in thousands)	Expense
2011	$441
2012	345
2013	270
2014	216
2015	195
Thereafter	554
$2,021

Notes to Consolidated Financial Statements (continued)

9.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors.  The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.4 million and $1.3 million at December 31, 2010 and 2009, respectively.  During 2010, total principal additions and total principal repayments associated with these loans were $175,000 and $318,000, respectively.  Deposits from principal officers and directors held by the Bank at December 31, 2010 and 2009 totaled $6.8 million and $2.3 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business.  During 2010 and 2009, amounts paid to affiliates for such services totaled $59,000 and $51,000, respectively.

10.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2010			2009
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	-	$75,941	18.5%	-	$67,033	17.4%
Interest bearing demand deposits	0.28%	188,910	46.1%	0.56%	154,085	40.0%
Time deposits	3.25%	144,807	35.4%	3.25%	164,207	42.6%
	1.28%	$409,658	100.0%	1.61%	$385,325	100.0%

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2011	$46,703	32.3%
2012	26,682	18.4%
2013	42,163	29.1%
2014	16,186	11.2%
2015	9,034	6.2%
Thereafter	4,039	2.8%
	$144,807	100.0%

The Corporation had a total of $48.5 million and $49.3 million in time deposits of $100,000 or more at December 31, 2010 and 2009, respectively.  Scheduled maturities of time deposits of $100,000 or more at December 31, 2010 are as follows:

(Dollar amounts in thousands)	Amount
Less than three months	$7,720
Over three months to six months	3,553
Over six months to twelve months	6,267
Over twelve months	30,982
$48,522

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

	2010			2009
		Average	Average		Average	Average
(Dollar amounts in thousands)	Balance	Balance	Rate	Balance	Balance	Rate
Due within 12 months	$5,000	$5,022	4.80%	$5,000	$15,611	2.69%
Due beyond 12 months but within 5 years	5,000	11,466	4.13%	15,000	15,000	4.13%
Due beyond 5 years but within 10 years	20,000	20,000	4.64%	20,000	20,000	4.64%
	$30,000	$36,488		$40,000	$50,611

Short-term borrowed funds at December 31, 2010 and 2009 consisted of a $5.0 million advance on a line of credit with Atlantic Central Bankers Bank.  The line of credit has an interest rate equal to the greater of 4.75% or prime plus 0.5%.

Long-term borrowed funds at December 31, 2010 consisted of five, $5.0 million FHLB term advances.  The term advances mature between June 2013 and October 2017.  If these advances convert to adjustable rate borrowings, the Corporation has the opportunity to repay the advances without penalty at or after the conversion date.  All borrowings from the FHLB are secured by a blanket lien of qualified collateral.  Qualified collateral at December 31, 2010 totaled $138.0 million.

One $5.0 million borrowing has a rate of 4.04% although the rate may adjust quarterly at the option of the FHLB to the then three month London Interbank Offering Rate (LIBOR) plus 25 basis points but only if the three month LIBOR exceeds 8.0%.

In addition, the Corporation has four $5.0 million 10 year term advances at initial interest rates of 4.98%, 4.83%, 4.68% and 4.09%, respectively.  Two of these borrowings are fixed for the first two years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 24 basis points.  The third borrowing is also fixed for the first two years of the initial term after which the rates may adjust at the option of the FHLB to the then three month LIBOR plus 24 basis points, but only if the three month LIBOR exceeds 6.0%.  The final borrowing is fixed for the first three years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 13 basis points.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2011	$5,000
2012	-
2013	5,000
2014	-
2015	-
Thereafter	20,000
$30,000

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds (continued)

In addition to the five, $5.0 million FHLB advances described above, the Corporation’s long-term borrowed funds at December 31, 2009 consisted of two, $5.0 million term advances with rates of 4.61% and 3.74%, respectively, and original maturity dates of November 2011 and October 2012, respectively.  During 2010, the Corporation elected to payoff these two borrowings.  In connection with the early retirement of these advances, the Corporation incurred prepayment penalties totaling $557,000.

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity.  The total maximum borrowing capacity with the FHLB, excluding loans outstanding, at December 31, 2010 was $147.2 million.  In addition, the Corporation has $500,000 and the Bank has $2.0 million of funds available on unused lines of credit through another correspondent bank.

12.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation.  Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  As of December 31, 2010, $3.4 million of undistributed earnings of the Corporation was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  Funds available for loans or advances by the Bank to the Corporation amounted to approximately $2.8 million.  The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments.  At December 31, 2010, the Corporation had an outstanding balance on this line of $1.1 million.

Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

Notes to Consolidated Financial Statements (continued)

12.	Regulatory Matters (continued)

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

	December 31, 2010		December 31, 2009
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$40,850	14.52%	$37,224	13.54%
For capital adequacy purposes	22,504	8.00%	21,987	8.00%
To be well capitalized	28,130	10.00%	27,484	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$37,326	13.27%	$34,022	12.38%
For capital adequacy purposes	11,252	4.00%	10,994	4.00%
To be well capitalized	16,878	6.00%	16,491	6.00%
Tier 1 capital to average assets:
Actual	$37,326	7.92%	$34,022	7.48%
For capital adequacy purposes	18,858	4.00%	18,186	4.00%
To be well capitalized	23,572	5.00%	22,732	5.00%

13.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return.  The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2010	2009
Current	$634	$344
Deferred	167	(286)
	$801	$58

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

	2010		2009
		% Pre-tax		% Pre-tax
(Dollar amounts in thousands)	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,316	34.0%	$543	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(448)	(11.6)%	(396)	(24.8)%
Earnings on BOLI	(71)	(1.8)%	(69)	(4.3)%
Other, net	4	0.1%	(20)	(1.3)%
Provision	$801	20.7%	$58	3.6%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,305	$990
Funded status of pension plan	484	376
Securities impairment	226	438
Nonaccrual loan interest income	146	52
Stock options	133	77
Other	42	104
Accrued pension cost	6	79
Intangible assets	-	183
Gross deferred tax assets	2,342	2,299
Deferred tax liabilities:
Depreciation	699	567
Prepaid expenses	148	123
Intangible assets	106	-
Deferred loan fees	92	63
Net unrealized gains on securities	88	153
Purchase accounting adjustments	50	62
Loan servicing	8	14
Stock gain	-	172
Gross deferred tax liabilities	1,191	1,154
Net deferred tax asset	$1,151	$1,145

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

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

At December 31, 2010 and December 31, 2009, the Corporation had no unrecognized tax benefits recorded.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.  The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania.  The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2007.

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

(Dollar amounts in thousands)	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$3,987	$3,226
Actual return on plan assets	313	673
Employer contribution	425	350
Benefits paid	(228)	(262)
Fair value of plan assets at end of year	4,497	3,987
Change in benefit obligation:
Benefit obligation at beginning of year	5,131	5,115
Service cost	292	296
Interest cost	316	281
Actuarial loss	146	-
Effect of plan amendment	-	-
Effect of change in assumptions	198	(299)
Benefits paid	(228)	(262)
Benefit obligation at end of year	5,855	5,131
Funded status (plan assets less benefit obligation)	$(1,358)	$(1,144)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$1,058	$867
Accumulated prior service benefit	(118)	(138)
Amount recognized, end of year	$940	$729

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2010:
Cash and cash equivalents	$513	$513	$-	$-
Fixed income	1,967	-	1,967	-
Equity mutual funds - domestic	1,825	1,825	-	-
Equity mutual funds - international	192	192	-	-
	$4,497	$2,530	$1,967	$-
December 31, 2009:
Cash and cash equivalents	$545	$545	$-	$-
Fixed income	1,660	-	1,660	-
Equity mutual funds - domestic	1,581	1,581	-	-
Equity mutual funds - international	201	201	-	-
	$3,987	$2,327	$1,660	$-

There were no significant transfers between Level 1 and Level 2 during 2010.

Amounts recognized in balance sheet as of December 31 consist of:

	Pension Benefits
(Dollar amounts in thousands)	2010	2009
Prepaid (accrued) benefit cost	$67	$(40)
Accumulated other comprehensive loss	(1,425)	(1,104)
Net amount recognized	$(1,358)	$(1,144)

The accumulated benefit obligation for the defined benefit pension plan was $5.9 million and $5.1 million at December 31, 2010 and 2009, respectively.

The components of the periodic pension costs for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2010	2009
Service cost	$292	$296
Interest cost	316	281
Expected return on plan assets	(317)	(258)
Amortization of prior service cost and actuarial expense	28	44
Net periodic pension cost	319	363
Amortization of prior service cost	28	44
Amortization of net (gain) loss	292	(802)
Total recognized in other comprehensive (income) loss	320	(758)
Total recognized in net periodic benefit cost and other comprehensive income	$639	$(395)

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2010	2009
Discount rate for net periodic benefit cost	6.00%	6.00%
Discount rate for benefit obligations	5.70%	6.00%
Rate of increase in future compensation levels	3.50%	3.50%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2010 and 2009, target allocation for 2011, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2011	2010	2009	2010

Equity Securities	40%	42%	43%	5.5%
Debt Securities	50%	47%	43%	1.8%
Other	10%	11%	14%	0.5%
	100%	100%	100%	7.75%

The intent of the Plan is to provide a range of investment options for building a diversified asset allocation strategy that will provide the highest likelihood of meeting the aggregate actuarial projections.  In selecting the options and asset allocation strategy, the Corporation has determined that the benefits of reduced portfolio risk are best received through diversification.  The following asset classes or investment categories are utilized to meet the Plan’s objectives:  Small company stock, International stock, Mid-cap stock, Large company stock, Diversified bond, Money Market/Stable Value and Cash.

The Corporation expects to contribute approximately $419,000 to its pension plan in 2011.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2011	$239
2012	223
2013	230
2014	226
2015	212
2016-2020	1,420
Thereafter	3,305
Benefit Obligation	$5,855

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Certain accounting guidance requires an employer to recognize the funded status of its defined benefit pension plan as a net asset or liability in its consolidated balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.  As of December 31, 2010, the Corporation’s liability under this guidance was $1.4 million and the charge to accumulated other comprehensive income was $940,000, net of taxes.  Additionally, the guidance requires an employer to measure the funded status of its defined benefit pension plan as of the date of its year-end financial statements.  The Corporation measures the funded status at December 31.

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan.  Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  Matching contributions for 2010 and 2009 were $176,000 and $153,000, respectively.

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers.  The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code.  The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65.  As of December 31, 2010 and 2009, the Corporation’s SERP liability was $503,000 and $417,000, respectively.  For the years ended December 31, 2010 and 2009, the Corporation recognized expense of $86,000 and $132,000, respectively, related to the SERP.

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

During 2010 and 2009, 4,500 and 6,750 options were granted under the plan, respectively.  In addition, during 2010 and 2009, the Corporation granted restricted stock awards of 7,750 and 6,750 shares, respectively, with a face value of $127,000 and $91,000, respectively, based on the weighted-average grant date stock prices of $16.33 and $13.50, respectively.  These options and restricted stock awards are 100% vested on the third anniversary of the date of grant.  For the year ended December 31, 2010 and 2009, the Corporation recognized $127,000 and $121,000, respectively, in stock compensation expense.

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted-average for the year
ended December 31,	2010	2009
Dividend yield	3.29%	4.15%
Expected life	10 years	10 years
Expected volatility	15.56%	17.87%
Risk-free interest rate	3.23%	3.47%

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

A summary of option activity under the Plan as of December 31, 2010, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding as of January 1, 2010	96,250	$24.79	$-	7.8
Granted	4,500	17.00	-	10.0
Forfeited	-	-	-	-
Outstanding as of December 31, 2010	100,750	$24.44	$-	6.9
Exercisable as of December 31, 2010	75,000	$26.00	$-	6.5

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value
Nonvested at January 1, 2010	96,250	$3.02
Granted	4,500	2.65
Vested	(75,000)	3.39
Forfeited	-	-
Nonvested as of December 31, 2010	25,750	$1.89

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2010	11,250	$17.10
Granted	7,750	16.33
Vested	-	-
Forfeited	-	-
Nonvested as of December 31, 2010	19,000	$16.79

As of December 31, 2010, there was $229,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next three years.

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

Available for sales securities – The fair value of available for sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying on quoted prices for the specific securities but rather by relying on securities’ relationships to other benchmark quoted securities (Level 2 inputs).

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of December 31, 2010 the fair value consists of loan balances of $3.2 million, net of a valuation allowance of $1.2 million, compared to loan balances of $590,000, net of a valuation allowance of $128,000 at December 31, 2009.  Additional provision for loan losses of $1.1 million and $128,000 was recorded during the years ended December 31, 2010 and 2009, respectively.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2010:
U.S. Treasury and federal agency	$6,729	$-	$6,729	$-
U.S. government sponsored entities and agencies	62,362	-	62,362	-
Mortgage-backed securities: residential	19,380	-	19,380	-
Collateralized mortgage obligations	922	-	922	-
State and political subdivision	33,902	-	33,902	-
Equity securities	2,525	154	2,371	-
	$125,820	$154	$125,666	$-
December 31, 2009:
U.S. government sponsored entities and agencies	$3,001	$-	$3,001	$-
Mortgage-backed securities: residential	50,797	-	50,797	-
Collateralized mortgage obligations	16,530	-	16,530	-
State and political subdivision	5,130	-	5,130	-
Corporate securities	26,967	-	26,967	-
Equity securities	2,818	2,093	725	-
	$105,243	$2,093	$103,150	$-

During 2010, there were transfers of assets from Level 1 to Level 2 within the fair value hierarchy.  These transfers consisted of equity securities which are thinly traded on inactive markets and do not evidence sufficient trading volume or pricing information to be considered Level 1 assets.  Management utilized inputs other than quoted prices that are observable for the assets, either directly or indirectly.  These inputs are considered by management to be Level 2.

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2010:
Impaired commerical real estate loans	$1,382	$-	$-	$1,382
Impaired commercial business loans	587	-	-	587
	$1,969	$-	$-	$1,969
December 31, 2009:
Impaired commerical real estate loans	$437	$-	$-	$437
Impaired commercial business loans	25	-	-	25
	$462	$-	$-	$462

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

	2010		2009
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$19,027	$19,027	$38,952	$38,952
Securities	125,820	125,820	105,243	105,243
Loans receivable	306,152	308,776	292,615	298,197
Federal bank stocks	4,129	N/A	4,125	N/A
Accrued interest receivable	1,763	1,763	1,574	1,574
Financial liabilities:
Deposits	409,658	415,040	385,325	389,443
Borrowed funds	30,000	33,163	40,000	43,258
Accrued interest payable	649	649	711	711
Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at December 31, 2010 and 2009:

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, securities, federal bank stocks, accrued interest receivable and payable, demand deposits, borrowed funds, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of federal bank stocks due to restrictions placed on its transferability.

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

	2010		2009
(Dollar amounts in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,073	$5,023	$2,436	$2,592
Unused lines of credit	888	35,903	5,386	35,697
	$4,961	$40,926	$7,822	$38,289

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Corporation generally holds collateral supporting those commitments if deemed necessary.  Standby letters of credit were $648,000 and $1.5 million at December 31, 2010 and 2009, respectively.  The current amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2010	2009
Assets:
Cash and cash equivalents	$55	$58
Securities available for sale	2,473	2,758
Equity in net assets of subsidiaries	42,292	39,994
Other assets	451	426
Total Assets	$45,271	$43,236
Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,100	$1,100
Other short-term borrowed funds	5,000	5,000
Accrued expenses and other liabilities	53	102
Stockholders' equity	39,118	37,034
Total Liabilities and Stockholders' Equity	$45,271	$43,236

Condensed Statements of Income
(Dollar amounts in thousands)	2010	2009
Income:
Dividends from subsidiary bank	$1,569	$2,195
Investment income	110	105
Total income	1,679	2,300
Expense:
Interest expense	277	118
Noninterest expense	338	1,675
Total expense	615	1,793
Net income before income taxes and equity in undistributed operating results of subsidiaries	1,064	507
Equity in undistributed net income of subsidiaries	1,919	456
Net income before income taxes	2,983	963
Benefit from income taxes	(86)	(576)
Net income	$3,069	$1,539

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp. – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2010	2009
Operating activities:
Net income	$3,069	$1,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed operating results of subsidiaries	(1,919)	(456)
Securities impairment loss recognized in earnings	42	898
Other, net	(46)	(589)
Net cash provided by operating activities	1,146	1,392
Investing activities:
Sales (purchases) of securities	501	(8)
Investment in subsidiaries	(875)	(5,000)
Net cash used in investing activities	(374)	(5,008)
Financing activities:
Net change in borrowings	-	5,000
Proceeds from reissuance of treasury stock	410	-
Dividends paid	(1,185)	(1,394)
Net cash provided by (used in) financing activities	(775)	3,606
Decrease in cash and cash equivalents	(3)	(10)
Cash and cash equivalents at beginning of period	58	68
Cash and cash equivalents at end of period	$55	$58

19.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2010	2009
Net unrealized holding gains on available for sale securities	$784	$185
Reclassification adjustment for (gains) losses recognized in income, net	(975)	34
Amortization of pension prior service cost	(30)	(31)
Amortization of pension net actuarial gain (loss)	(290)	790

Net unrealized gains (losses)	(511)	978

Tax (expense) benefit	174	(333)

Other comprehensive income (loss)	$(337)	$645

Notes to Consolidated Financial Statements (continued)

20.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $608,000 and $403,000 for 2010 and 2009, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2010	2009
Penalties on prepayment of FHLB advances	$557	$-
Telephone and data communications	294	196
Customer bank card processing	271	274
Printing and supplies	230	352
Internet banking and bill pay	227	186
Pennsylvania shares and use taxes	221	181
Travel, entertainment and conferences	207	192
Postage and freight	201	180
Correspondent bank and courier fees	170	156
Marketing and advertising	153	130
Subscriptions	136	145
Examinations	126	104
Contributions	121	171
Other	208	241
Total other noninterest expenses	$3,122	$2,508

21.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

	For the year ended
	December 31,
(Dollar amounts in thousands, except for per share amounts)	2010	2009
Earnings per share - basic
Net income	$3,069	$1,539
Preferred stock dividends and discount accretion	393	393
Net income available to common stockholders	$2,676	$1,146
Average common shares outstanding	1,444,725	1,431,404
Basic earnings per common share	$1.85	$0.80
Earnings per share - diluted
Net income available to common stockholders	$2,676	$1,146
Average common shares outstanding	1,444,725	1,431,404
Add: Dilutive effects of assumed exercises of stock options	1,935	-
Average shares and dilutive potential common shares	1,446,660	1,431,404
Diluted earnings (loss) per common share	$1.85	$0.80
Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	155,111	157,611

Notes to Consolidated Financial Statements (continued)

22.	Quarterly Financial Data (unaudited)

The following is a summary of selected quarterly data for the years ended December 31:

	First	Second	Third	Fourth
(Dollar amounts in thousands, except share data)	Quarter	Quarter	Quarter	Quarter
2010:
Interest income	$5,381	$5,517	$5,519	$5,435
Interest expense	1,872	1,862	1,743	1,592
Net interest income	3,509	3,655	3,776	3,843
Provision for loan losses	128	225	113	840
Net interest income after provision for loan losses	3,381	3,430	3,663	3,003
Noninterest income	842	1,097	1,473	794
Noninterest expense	3,391	3,464	3,904	3,054
Income before income taxes	832	1,063	1,232	743
Provision for income taxes	150	220	271	160
Net income	682	843	961	583
Accumulated preferred stock dividends and discount accretion	98	98	98	99
Net income available to common stockholders	$584	$745	$863	$484
Basic earnings per common share	$0.41	$0.52	$0.59	$0.33

2009:
Interest income	$5,011	$4,789	$5,112	$5,422
Interest expense	1,950	1,810	1,860	1,962
Net interest income	3,061	2,979	3,252	3,460
Provision for loan losses	297	540	240	290
Net interest income after provision for loan losses	2,764	2,439	3,012	3,170
Noninterest income	720	919	12	1,179
Noninterest expense	2,622	2,896	3,255	3,845
Income (loss) before income taxes	862	462	(231)	504
Provision for (benefit from) income taxes	194	54	(221)	31
Net income (loss)	668	408	(10)	473
Accumulated preferred stock dividends and discount accretion	98	98	98	99
Net income (loss) available to common stockholders	$570	$310	$(108)	$374
Basic earnings (loss) per common share	$0.40	$0.22	$(0.08)	$0.26

The increase in noninterest income in the third quarter of 2010 was primarily related to $630,000 in gains on sales of available for sale securities.  These securities were sold in order to prepay $10.0 million of long term FHLB advances.  The Corporation incurred $557,000 of prepayment penalties associated with the early retirement of these advances resulting in increased noninterest expense for the third quarter of 2010.

The increase in the Corporation’s provision for loan losses for the fourth quarter of 2010 resulted as the Corporation’s nonperforming assets increased.  The increase in nonperforming assets was due primarily to deterioration in three separate loan relationships.

Increased noninterest expense during the third and fourth quarters of 2009 was primarily related to costs associated with the Titusville branch purchase as discussed in Note 2 and the Corporation’s proposed stock offering that was withdrawn.