Form 10-Q
period 2011-03-31
EMCLAIRE FINANCIAL CORP
filed 2011-05-13
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

(724) 867-2311
(Registrant’s telephone number)
__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]        No [x]

The number of shares outstanding of the Registrant’s common stock was 1,747,408 at May 13, 2011.[Missing Graphic Reference]

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets
As of March 31, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2011	2010

Assets

Cash and due from banks	$2,926	$2,507
Interest earning deposits with banks	39,575	16,520
Cash and cash equivalents	42,501	19,027
Securities available for sale, at fair value	120,833	125,820
Loans receivable, net of allowance for loan losses of $3,942 and $4,132	300,126	306,152
Federal bank stocks, at cost	3,964	4,129
Bank-owned life insurance	5,648	5,596
Accrued interest receivable	1,653	1,763
Premises and equipment, net	9,091	9,241
Goodwill	3,664	3,664
Core deposit intangible	1,902	2,021
Prepaid expenses and other assets	4,068	4,472

Total Assets	$493,450	$481,885

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$84,733	$75,941
Interest bearing	331,245	333,717
Total deposits	415,978	409,658
Short-term borrowed funds	5,000	5,000
Long-term borrowed funds	25,000	25,000
Accrued interest payable	618	649
Accrued expenses and other liabilities	2,737	2,460

Total Liabilities	449,333	442,767

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Cumulative preferred stock, $1.00 par value, $7,500 liquidation value,
3,000,000 shares authorized; 7,500 issued and outstanding	7,451	7,447
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized;
1,849,425 and 1,559,421 shares issued; 1,747,408 and 1,457,404 shares outstanding	2,312	1,949
Additional paid-in capital	19,056	14,812
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	18,155	17,705
Accumulated other comprehensive loss	(831)	(769)

Total Stockholders' Equity	44,117	39,118

Total Liabilities and Stockholders' Equity	$493,450	$481,885

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,332	$4,413
Securities:
Taxable	537	608
Exempt from federal income tax	323	265
Federal bank stocks	13	11
Interest earning deposits with banks	47	84
Total interest and dividend income	5,252	5,381

Interest expense:
Deposits	1,175	1,426
Borrowed funds	341	446
Total interest expense	1,516	1,872

Net interest income	3,736	3,509
Provision for loan losses	120	128

Net interest income after provision for loan losses	3,616	3,381

Noninterest income:
Fees and service charges	340	322
Commissions on financial services	163	180
Title premiums	29	18
Net gain on sales of available for sale securities	104	99
Earnings on bank-owned life insurance	60	58
Other	234	165
Total noninterest income	930	842

Noninterest expense:
Compensation and employee benefits	1,889	1,830
Premises and equipment	579	550
Intangible asset amortization	119	152
Professional fees	182	114
Federal deposit insurance	143	141
Other	671	604
Total noninterest expense	3,583	3,391

Income before provision for income taxes	963	832
Provision for income taxes	182	150

Net income	781	682
Accumulated preferred stock dividends and discount accretion	98	98

Net income available to common stockholders	$683	$584

Basic and diluted earnings per common share	$0.47	$0.41

Average common shares outstanding	1,460,626	1,431,404

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010
(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income	$781	$682
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of premises and equipment	207	216
Provision for loan losses	120	128
Net amortization	52	(16)
Amortization of intangible assets and mortgage servicing rights	123	156
Realized gains on sales of available for sale securities, net	(104)	(99)
Net (gains) losses on foreclosed real estate	(3)	32
Restricted stock and stock option compensation	30	41
Increase in bank-owned life insurance, net	(52)	(51)
(Increase) decrease in accrued interest receivable	110	(132)
(Increase) decrease in prepaid expenses and other assets	382	(275)
Increase (decrease) in accrued interest payable	(31)	18
Increase (decrease) in accrued expenses and other liabilities	277	(45)
Net cash provided by operating activities	1,892	655

Cash flows from investing activities
Loan originations and principal collections, net	5,767	1,149
Available for sale securities:
Sales	12,079	5,080
Maturities, repayments and calls	3,061	17,013
Purchases	(10,132)	(49,272)
Redemption of federal bank stocks	165	-
Proceeds from the sale of foreclosed real estate	129	35
Purchases of premises and equipment	(57)	(142)
Net cash provided by (used in) investing activities	11,012	(26,137)

Cash flows from financing activities
Net increase in deposits	6,320	14,337
Dividends paid	(327)	(294)
Proceeds from the issuance of common stock	4,577	-
Net cash provided by financing activities	10,570	14,043

Increase (decrease) in cash and cash equivalents	23,474	(11,439)
Cash and cash equivalents at beginning of period	19,027	38,952
Cash and cash equivalents at end of period	$42,501	$27,513

Supplemental information:
Interest paid	$1,547	$1,854
Income taxes paid	-	100

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	72	51

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2011	2010

Balance at beginning of period	$39,118	$37,034

Net income	781	682

Other comprehensive income:
Change in net unrealized gains on available for sale
securities, net of taxes	7	332
Less: reclassification adjustment for gains
included in net income, net of taxes	69	65
Other comprehensive income (loss)	(62)	267

Total comprehensive income	719	949

Stock compensation expense	30	41

Dividends declared on preferred stock	(94)	(94)

Dividends declared on common stock	(233)	(200)

Issuance of common stock (290,004 shares)	4,577	-

Balance at end of period	$44,117	$37,730

Common cash dividend per share	$0.16	$0.14

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations.  Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP).  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as contained in the Corporation’s 2010 Annual Report on Form 10-K filed with the SEC.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

2.           Issuance of Common Stock

On March 31, 2011, the Corporation sold 290,004 shares of common stock, par value $1.25 per share, in a private offering to individual and institutional accredited investors at $15.95 per share.  The Corporation realized $4.6 million in gross proceeds from the offering, or $4.5 million in net proceeds after recognizing $48,000 of direct costs relating to the offering.

3.           Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

3.           Earnings per Common Share (continued).

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2011	2010
Earnings per share - basic

Net income	$781	$682
Preferred stock dividends and discount accretion	98	98
Net income available to common stockholders	$683	$584
Average common shares outstanding	1,460,626	1,431,404
Basic earnings per common share	$0.47	$0.41
Earnings per share - diluted
Net income available to common stockholders	$683	$584
Average common shares outstanding	1,460,626	1,431,404
Add: Dilutive effects of assumed exercises of stock options	3,512	-
Average shares and dilutive potential common shares	1,464,138	1,431,404
Diluted earnings per common share	$0.47	$0.41
Stock options, restricted stock awards and warrants
not considered in computing diluted earnings per
share because they were antidilutive	144,111	158,861

4.           Securities.

The following table summarizes the Corporation’s securities as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
March 31, 2011:
U.S. Treasury and federal agency	$6,344	$-	$(181)	$6,163
U.S. government sponsored entities and agencies	52,776	5	(757)	52,024
Mortgage-backed securities: residential	23,522	169	(25)	23,666
State and political subdivisions	35,483	985	(27)	36,441
Equity securities	2,542	1	(4)	2,539
	$120,667	$1,160	$(994)	$120,833
December 31, 2010:
U.S. Treasury and federal agency	$6,839	$6	$(116)	$6,729
U.S. government sponsored entities and agencies	62,770	79	(487)	62,362
Mortgage-backed securities: residential	19,015	370	(5)	19,380
Collateralized mortgage obligations: residential	917	5	-	922
State and political subdivisions	33,477	589	(164)	33,902
Equity securities	2,542	-	(17)	2,525
	$125,560	$1,049	$(789)	$125,820

4.           Securities (continued).

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$999	$961
Due after one year through five years	43,850	43,355
Due after five through ten years	38,679	38,975
Due after ten years	11,075	11,337
Mortgage-backed securities	23,522	23,666
	$118,125	$118,294

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2011:
U.S. Treasury and federal agency	$6,163	$(181)	$-	$-	$6,163	$(181)
U.S. government sponsored entities and agencies	49,020	(757)	-	-	49,020	(757)
Mortgage-backed securities: residential	1,952	(25)	-	-	1,952	(25)
State and political subdivisions	1,673	(27)	-	-	1,673	(27)
Equity securities	14	(2)	165	(2)	179	(4)
	$58,823	$(992)	$165	$(2)	$58,988	$(994)

December 31, 2010:
U.S. Treasury and federal agency	$4,814	$(116)	$-	$-	$4,814	$(116)
U.S. government sponsored entities and agencies	43,291	(487)			43,291	(487)
Mortgage-backed securities: residential	1,994	(5)	-	-	1,994	(5)
State and political subdivisions	8,685	(164)	-	-	8,685	(164)
Equity securities	14	(2)	152	(15)	166	(17)
	$58,798	$(774)	$152	$(15)	$58,950	$(789)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation.  Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost.  Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.  For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

4.           Securities (continued).

There were two equity securities in an unrealized loss position as of March 31, 2011.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer.  The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2011 to be other-than-temporarily impaired.

There were 49 debt securities in an unrealized loss position as of March 31, 2011, all of which were in an unrealized loss position for less than 12 months.  Of these securities, 32 were U.S. government sponsored entities and agencies, 11 were U.S. Treasury securities, five were state and political subdivisions and one was a residential mortgage-backed security issued by a government-sponsored entity (GSE).  The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2011 to be other-than-temporarily impaired.

5.           Loans Receivable and Related Allowance for Loan Losses.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential first mortgages	$86,162	$84,575
Home equity loans and lines of credit	73,012	75,458
Commercial real estate	89,872	93,028
	249,046	253,061
Other loans:
Commercial business	41,961	43,780
Consumer	13,061	13,443
	55,022	57,223

Total loans, gross	304,068	310,284
Less allowance for loan losses	3,942	4,132
Total loans, net	$300,126	$306,152

Nonaccrual loans	$7,352	$6,570
Loans 90 days or more past due and still accruing	76	41
Total nonperforming loans	$7,428	$6,611

5.           Loans Receivable and Related Allowance for Loan Losses (continued).

The following table summarizes the Corporation’s impaired loans as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)	March 31,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses	$3,087	$2,209
Loans with allocated allowance for loan losses	1,992	3,215
Total impaired loans	$5,079	$5,424
Amount of the allowance for loan losses allocated	$896	$1,246
Average of individually impaired loans during year	$5,252	$2,101
Interest income on impaired loans recognized on a cash basis	42	371

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Impaired Loans with			Impaired Loans with
	Specific Allowance			No Specific Allowance

	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded
	Balance	Investment	Allowance	Balance	Investment

March 31, 2011:
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	911	686	78	1,064	925
Commercial business	1,306	1,306	818	130	105
Consumer	-	-	-	2,057	2,057
Total impaired loans	$2,217	$1,992	$896	$3,251	$3,087

December 31, 2010:
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,994	1,769	387	-	-
Commercial business	1,446	1,446	859	98	73
Consumer	-	-	-	2,136	2,136
Total impaired loans	$3,440	$3,215	$1,246	$2,234	$2,209

Unpaid principal balance includes any partial charge-offs taken on loans.  Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

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

5.           Loans Receivable and Related Allowance for Loan Losses (continued).

At March 31, 2011 and December 31, 2010, the Corporation had $768,000 and $774,000, respectively, of loans classified as TDR’s, which are included in impaired loans above.  The Corporation had $77,000 of the allowance for loan losses allocated to these specific loans.

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

The reserve allocation for risk rated loan pools is developed by applying the following factors:

Historic:  Management utilizes a computer model to develop the historical net charge-off experience which is used to formulate the assumptions employed in the migration analysis applied to estimate future losses in the portfolio.  Outstanding balance and charge-off information are input into the model and historical loss migration rate assumptions are developed to apply to pass, special mention, substandard and doubtful risk rated loans.  Normally, a twelve-quarter rolling weighted-average is utilized to anticipate probable incurred losses in the loan portfolio.

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

5.           Loans Receivable and Related Allowance for Loan Losses (continued).

Doubtful:  Loans classified as doubtful have advanced to the point that collection or liquidation in full, on the basis of currently ascertainable facts, conditions and value, is highly questionable or improbable.

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011:
Residential first mortgages	$84,958	$-	$-	$1,204	$-	$86,162
Home equity and lines of credit	73,012	-	-	-	-	73,012
Commercial real estate	-	82,077	4,162	3,633	-	89,872
Commercial business	-	38,373	1,050	2,538	-	41,961
Consumer	10,623	-	-	2,438	-	13,061
Total	$168,593	$120,450	$5,212	$9,813	$-	$304,068

December 31, 2010:
Residential first mortgages	$84,045	$-	$-	$530	$-	$84,575
Home equity and lines of credit	75,458	-	-	-	-	75,458
Commercial real estate	-	86,790	3,021	3,217	-	93,028
Commercial business	-	40,625	1,081	2,030	44	43,780
Consumer	10,953	-	-	2,490	-	13,443
Total	$170,456	$127,415	$4,102	$8,267	$44	$310,284

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

March 31, 2011:
Residential first mortgages	$83,401	$1,326	$230	$49	$1,156	$86,162
Home equity and lines of credit	72,280	329	22	27	354	73,012
Commercial real estate	87,542	56	25	-	2,249	89,872
Commercial business	40,462	10	-	-	1,489	41,961
Consumer	10,901	25	31	-	2,104	13,061
Total loans	$294,586	$1,746	$308	$76	$7,352	$304,068

December 31, 2010:
Residential first mortgages	$81,888	$1,875	$281	$41	$490	$84,575
Home equity and lines of credit	74,559	541	21	-	337	75,458
Commercial real estate	90,809	113	26	-	2,080	93,028
Commercial business	42,168	102	-	-	1,510	43,780
Consumer	11,252	36	2	-	2,153	13,443
Total loans	$300,676	$2,667	$330	$41	$6,570	$310,284

5.           Loans Receivable and Related Allowance for Loan Losses (continued).

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2011:
Residential first mortgages	$-	$-	$-	$1,156	$1,156
Home equity and lines of credit	-	-	-	354	354
Commercial real estate	574	229	-	1,446	2,249
Commercial business	108	-	-	1,381	1,489
Consumer	2,104	-	-	-	2,104
Total loans	$2,786	$229	$-	$4,337	$7,352

December 31, 2010:
Residential first mortgages	$-	$-	$-	$490	$490
Home equity and lines of credit	-	-	-	337	337
Commercial real estate	682	161	813	424	2,080
Commercial business	79	6	1,251	174	1,510
Consumer	2,136	-	-	17	2,153
Total loans	$2,897	$167	$2,064	$1,442	$6,570

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

Following is an analysis of the changes in the ALL for the three months ended March 31, 2011 and 2010:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2011	2010
Balance at the beginning of the period	$4,132	$3,202
Provision for loan losses	120	128
Charge-offs	(321)	(167)
Recoveries	11	11
Balance at the end of the period	$3,942	$3,174

5.           Loans Receivable and Related Allowance for Loan Losses (continued).

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total

March 31, 2011:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	-	(30)	-	(281)	(10)	(321)
Recoveries	-	-	-	10	1	11
Provision	7	11	(241)	338	5	120
Ending Balance	$405	$553	$1,466	$1,390	$128	$3,942

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	78	818	-	896
Collectively evaluated for impairment	405	553	1,388	572	128	3,046

Total loans:
Individually evaluated for impairment	-	-	1,611	1,411	2,057	5,079
Collectively evaluated for impairment	86,162	73,012	88,261	40,550	11,004	298,989

December 31, 2010:
Beginning Balance	$356	$452	$1,895	$448	$51	$3,202
Charge-offs	(40)	(45)	(61)	(216)	(190)	(552)
Recoveries	2	2	147	5	20	176
Provision	80	163	(274)	1,086	251	1,306
Ending Balance	$398	$572	$1,707	$1,323	$132	$4,132

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	387	859	-	1,246
Collectively evaluated for impairment	398	572	1,320	464	132	2,886

Total loans:
Individually evaluated for impairment	-	-	1,769	1,519	2,136	5,424
Collectively evaluated for impairment	84,575	75,458	91,259	42,261	11,307	304,860

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

6.           Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2011 and December 31, 2010:

(Dollar amounts in thousands)	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,125	4,027	2,006
Total	$7,691	$2,125	$7,691	$2,006

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2010 or in the first three months of 2011.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three month period ending March 31, 2011, the Corporation recorded intangible amortization expense totaling $119,000.

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

A summary of option activity under the Plan as of March 31, 2011, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2011	100,750	$24.44	$-	6.9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2011	100,750	$24.44	$27	6.7
Exercisable as of March 31, 2011	76,000	$26.00	$-	6.3

A summary of the status of the Corporation’s nonvested option shares as of March 31, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2011	25,750	$1.89
Granted	-	-
Vested	(1,000)	2.65
Forfeited	-	-
Nonvested as of March 31, 2011	24,750	$1.84

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2011	19,000	$16.79
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2011	19,000	$16.79

For the three month period ended March 31, 2011 and 2010, the Corporation recognized $30,000 and $41,000, respectively, in stock compensation expense.  As of March 31, 2011, there was $199,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next 2.7 years.

8.           Fair Values of Financial Instruments.

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the dated indicated.  The estimated fair value amounts have been measured as of their respective dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at such dates.

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

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities – The fair value of available for sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying on quoted prices for the specific securities but rather by relying on securities’ relationships to other benchmark quoted securities (Level 2 inputs).

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of March 31, 2011 the fair value consists of loan balances of $2.0 million, net of a valuation allowance of $896,000, compared to loan balances of $3.2 million, net of a valuation allowance of $1.2 million at December 31, 2010.  There was no additional provision for loan losses recorded during the quarter ended March 31, 2011 for impaired loans.

8.           Fair Values of Financial Instruments (continued).

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2011:
U.S. Treasury and federal agency	$6,163	$-	$6,163	$-
U.S. government sponsored entities and agencies	52,024	-	52,024	-
Mortgage-backed securities: residential	23,666	-	23,666	-
State and political subdivision	36,441	-	36,441	-
Equity securities	2,539	168	2,371	-
	$120,833	$168	$120,665	$-

December 31, 2010:
U.S. Treasury and federal agency	$6,729	$-	$6,729	$-
U.S. government sponsored entities and agencies	62,362		62,362
Mortgage-backed securities: residential	19,380	-	19,380	-
Collateralized mortgage obligations	922	-	922	-
State and political subdivision	33,902	-	33,902	-
Equity securities	2,525	154	2,371	-
	$125,820	$154	$125,666	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2011:
Impaired commercial real estate loans	$608	$-	$-	$608
Impaired commercial business loans	488	-	-	488
	$1,096	$-	$-	$1,096

December 31, 2010:
Impaired commercial real estate loans	$1,382	$-	$-	$1,382
Impaired commercial business loans	587	-	-	587
	$1,969	$-	$-	$1,969

8.	Fair Values of Financial Instruments (continued).

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2011:

(Dollar amounts in thousands)	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$42,501	$42,599	$19,027	$19,027
Securities	120,833	120,833	125,820	125,820
Loans receivable, net	300,126	305,186	306,152	308,776
Federal bank stocks	3,964	N/A	4,129	N/A
Accrued interest receivable	1,653	1,653	1,763	1,763

Financial liabilities:
Deposits	415,978	423,708	409,658	415,040
Borrowed funds	30,000	32,816	30,000	33,163
Accrued interest payable	618	618	649	649

Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010:

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

9.	New Accounting Standards.

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance requiring additional disclosures regarding fair value measurements.  Specifically, the guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements.  In addition, the guidance also clarifies certain existing disclosure requirements.  Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to the guidance were effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Corporation’s consolidated financial statements.  The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the remaining provisions of this guidance on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial statements.

In April 2011, the Financial Accounting Standards Board (FASB) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the guidance clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted.  In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  The Corporation does not expect the guidance to have a material impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2011, compared to the same period in 2010 and should be read in conjunction with the Corporation’s December 31, 2010 Annual Report on Form 10-K filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 18 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $11.6 million or 2.4% to $493.5 million at March 31, 2011 from $481.9 million at December 31, 2010.  This increase resulted primarily from an increase in cash and cash equivalents of $23.5 million, partially offset by decreases in securities and loans of $5.0 million and $6.0 million, respectively.  The net increase in the Corporation’s assets was primarily funded by increases in customer deposits and stockholders’ equity of $6.3 million and $5.0 million, respectively.

Total liabilities increased $6.6 million or 1.5% to $449.3 million at March 31, 2011 from $442.8 million at December 31, 2010, resulting primarily from a $6.3 million or 1.5% increase in customer deposits, which consisted of an $8.8 million or 11.6% increase in noninterest bearing deposits offset by a $2.5 million decrease in interest bearing deposits.

Stockholders’ equity increased $5.0 million or 12.8% to $44.1 million at March 31, 2011 from $39.1 million at December 31, 2010.  During the quarter ended March 31, 2011, the Corporation raised $4.6 million in capital, net of expenses, following the issuance of 290,004 shares of common stock in a private placement offering to accredited investors.

At March 31, 2011, the Bank was considered well capitalized under the regulatory framework for prompt corrective action with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.54%, 14.79% and 16.04%, respectively, compared to 7.92%, 13.27% and 14.52%, respectively, at December 31, 2010.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended March 31, 2011 and 2010

General.  Net income before accumulated preferred stock dividends and discount accretion increased $99,000 to $781,000 for the three months ended March 31, 2011 from $682,000 for the same period in 2010.  This increase was the result of increases in net interest income and noninterest income of $227,000 and $88,000, respectively, and a decrease in the provision for loan losses of $8,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $192,000 and $32,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $269,000 or 7.4% to $3.9 million for the three months ended March 31, 2011 from $3.7 million for the same period in 2010.  This increase can be attributed to a decrease in interest expense of $356,000 partially offset by a decrease in tax equivalent interest income of $87,000.

Interest income.  Interest income on a tax equivalent basis decreased $87,000 or 1.6% to $5.4 million for the three months ended March 31, 2011, compared to $5.5 million for the same period in the prior year.  This decrease can be attributed to decreases in interest on loans and interest-earning deposits with banks of $62,000 and $37,000, respectively, partially offset by increases in interest on securities and federal bank stocks of $10,000 and $2,000, respectively.

Tax equivalent interest earned on loans receivable decreased $62,000 or 1.4% at $4.4 million for the three months ended March 30, 2011 and 2010.  This decrease resulted as the average yield on loans receivable decreased 34 basis points to 5.76% for the three months ended March 31, 2011, versus 6.10% for the same period in 2010.  This unfavorable yield variance accounted for a $257,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $13.3 million or 4.5%, accounting for $195,000 in additional loan interest income.

Interest earned on interest-earning deposit accounts decreased $37,000 or 44.0% to $47,000 for the three months ended March 31, 2011 from $84,000 for the same period in 2010.  The average balance of these assets decreased $6.9 million primarily due to the deployment of cash into higher yielding assets, decreasing interest income by $18,000.  In addition to this volume decrease, the average yield on interest-earning deposit accounts decreased 31 basis points to 0.89% for the three months ended March 31, 2011, compared to 1.20% for the same period in the prior year, accounting for a $19,000 decrease in interest income.

Tax equivalent interest earned on securities increased $10,000 or 1.0% to $1.0 million for the three months ended March 31, 2011, compared to $990,000 for the same period in 2010.  The average balance of securities increased $7.9 million or 6.8%, accounting for a $66,000 increase in interest income.  Offsetting this favorable volume increase, the average yield on securities decreased 19 basis points to 3.30% for the three months ended March 31, 2011, versus 3.49% for the same period in 2010, due primarily to the deployment of cash received from the U.S. government agency calls into shorter-termed investment securities at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $56,000 decrease in interest income.

Interest expense.  Interest expense decreased $356,000 or 19.0% to $1.5 million for the three months ended March 31, 2011 from $1.9 million for the same period in 2010.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $251,000 and $105,000, respectively.

Interest expense incurred on deposits decreased $251,000 or 17.6% to $1.2 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010.  The average cost of interest-bearing deposits decreased 36 basis points to 1.45% for the three months ended March 31, 2011, compared to 1.81% for the same period in 2010 causing a $292,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during 2010 and the first quarter of 2011 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $9.4 million or 2.9% to $328.9 million for the three months ended March 31, 2011, compared to $319.6 million for the same period in 2010 causing a $41,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $105,000 or 23.5% to $341,000 for the three months ended March 31, 2011, compared to $446,000 for the same period in the prior year.  The average balance of borrowed funds decreased $9.7 million or 24.3%, accounting for an $110,000 decrease in interest expense.  Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 5 basis points to 4.57% for the three months ended March 31, 2011, compared to 4.52% for the same period in 2010, causing a $5,000 increase in interest expense.  Both the decrease in volume and increase in rate were primarily related to the Bank’s early retirement of $10.0 million in long term FHLB borrowings during the third quarter of 2010.

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

(Dollar amounts in thousands)	Three months ended March 31,

	2011			2010
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Loans, taxable	$295,929	$4,222	5.79%	$288,234	$4,347	6.12%
Loans, tax exempt	12,570	158	5.11%	6,965	95	5.53%
Total loans receivable	308,499	4,380	5.76%	295,199	4,442	6.10%

Securities, taxable	88,015	537	2.47%	88,522	608	2.79%
Securities, tax exempt	34,930	463	5.38%	26,562	382	5.83%
Total securities	122,945	1,000	3.30%	115,084	990	3.49%

Interest-earning deposits with banks	21,485	47	0.89%	28,354	84	1.20%
Federal bank stocks	4,070	13	1.30%	4,125	11	1.08%
Total interest-earning cash equivalents	25,555	60	0.95%	32,479	95	1.19%

Total interest-earning assets	456,999	5,440	4.83%	442,762	5,527	5.06%
Cash and due from banks	2,467			2,156
Other noninterest-earning assets	22,042			23,183

Total Assets	$481,508			$468,101

Interest-bearing liabilities:
Interest-bearing demand deposits	$181,046	$136	0.30%	$158,314	$230	0.59%
Time deposits	147,898	1,039	2.85%	161,236	1,196	3.01%
Total interest-bearing deposits	328,944	1,175	1.45%	319,550	1,426	1.81%

Borrowed funds, short-term	5,261	60	4.63%	5,001	59	4.78%
Borrowed funds, long-term	25,000	281	4.56%	35,000	387	4.48%
Total borrowed funds	30,261	341	4.57%	40,001	446	4.52%

Total interest-bearing liabilities	359,205	1,516	1.71%	359,551	1,872	2.11%

Noninterest-bearing demand deposits	78,837	-	-	67,912	-	-

Funding and cost of funds	438,042	1,516	1.40%	427,463	1,872	1.78%

Other noninterest-bearing liabilities	4,187			3,135

Total Liabilities	442,229			430,598
Stockholders' Equity	39,279			37,503

Total Liabilities and Stockholders' Equity	$481,508			$468,101

Net interest income		$3,924			$3,655

Interest rate spread (difference between			3.12%			2.95%
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest			3.48%			3.35%
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

(Dollar amounts in thousands)	Three months ended March 31,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$195	$(257)	$(62)
Securities	66	(56)	10
Interest-earning deposits with banks	(18)	(19)	(37)
Federal bank stocks	-	2	2

Total interest-earning assets	243	(330)	(87)

Interest expense:
Interest-bearing deposits	41	(292)	(251)
Borrowed funds	(110)	5	(105)

Total interest-bearing liabilities	(69)	(287)	(356)

Net interest income	$312	$(43)	$269

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended March 31, 2011 and 2010 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2011	2010
Balance at the beginning of the period	$4,132	$3,202
Provision for loan losses	120	128
Charge-offs	(321)	(167)
Recoveries	11	11
Balance at the end of the period	$3,942	$3,174

Non-performing loans	$7,428	$3,237
Non-performing assets	7,747	3,470
Non-performing loans to total loans	2.44%	1.10%
Non-performing assets to total assets	1.57%	0.72%
Allowance for loan losses to total loans	1.30%	1.08%
Allowance for loan losses to non-performing loans	53.07%	98.04%

Nonperforming loans increased $4.2 million to $7.4 million at March 31, 2011 from $3.2 million at March 31, 2010.  The increase in nonperforming loans was primarily due to the addition of four separate credit relationships which were placed on non-accrual status during 2010, as previously disclosed in the Corporation’s 2010 Annual Report on Form 10-K, and two separate credit relationships which were placed on non-accrual status during the first quarter of 2011 due to deterioration in the financial condition of the borrowers, as a result of poor economic conditions, and a general decline in their ability to comply with contractual repayment terms on a timely basis.  The decrease in the allowance for loan losses to nonperforming loans from 98.04% at March 31, 2010 to 53.07% at March 31, 2011 was a result of the aforementioned increase in nonperforming loans primarily related to these six credit relationships.  During the three months ended March 31, 2011, nonperforming loans increased by $817,000 to $7.4 million from $6.6 million at December 31, 2010.  This increase was primarily due to the aforementioned addition of two separate credit relationships which were placed on non-accrual status during the quarter.

As of March 31, 2011, the Corporation’s classified and criticized assets amounted to $15.0 million or 3.0% of totals assets, with $9.8 million classified as substandard and $5.2 million identified as special mention.  This compares to classified and criticized assets of $12.4 million or 2.6% of total assets, with $8.3 million classified as substandard, $44,000 classified as doubtful and $4.1 million identified as special mention at December 31, 2010.  The increase in criticized and classified assets was primarily the result of downgrading two separate large commercial relationships which have certain credit problems currently or potentially impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The provision for loan losses decreased $8,000 or 6.3% to $120,000 for the three month period ended March 31, 2011 from $128,000 for the same period in the prior year.  While net charge-offs increased to $310,000 for the three months ended March 31, 2011 from $156,000 for the same period in the prior year, a significant portion of the charge-offs experienced during the quarter ended March 31, 2011 were loans with specific reserves allocated and did not affect the Corporation’s general reserves.  In addition, the provision for loan losses decreased slightly as the Corporation recognized a $147,000 recovery of a previously charged-off commercial real estate loan during 2010.  This recovery decreased the Corporation’s historical loss experience utilized for the quarter ended March 31, 2011 compared to the same quarter in the prior year, and resulted in an overall reduction in general reserves allocated to this portfolio segment.  Further, due to the estimated value of the collateral supporting the loans placed on non-accrual status during the quarter, the Corporation did not require additional provision for impaired loans.

Noninterest income.  Noninterest income increased $88,000 or 10.5% to $930,000 during the three months ended March 31, 2011, compared to $842,000 during the same period in the prior year.  This increase was primarily due to increases in customer service fees and other noninterest income of $18,000 and $69,000, respectively.  Other noninterest income increased as a result of increased interchange fee income.

Noninterest expense.  Noninterest expense increased $192,000 or 5.7% to $3.6 million during the three months ended March 31, 2011 compared to $3.4 million for the same period in 2010.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, professional fees and other noninterest expenses of $59,000, $29,000, $68,000 and $67,000, respectively, partially offset by a decrease in intangible amortization of $33,000.

Compensation and employee benefits increased $59,000 or 3.2% to $1.9 million for the three months ended March 31, 2011 compared to $1.8 million for the same period in the prior year.  This increase can be primarily attributed to normal salary and wage increases.

Premises and equipment increased $29,000 or 5.3% to $579,000 for the three months ended March 31, 2011, compared to $550,000 for the same period in the prior year.  This increase was primarily related to the fourth quarter 2010 purchase of the Titusville office building purchase.

Professional fees increased $68,000 or 59.7% to $182,000 for the three months ended March 31, 2011, compared to $114,000 for the same period in the prior year.  This increase was primarily related to costs associated with human resources consulting, legal fees relating to foreclosure activities and increased audit fees.

Other noninterest expenses increased $67,000 or 11.1% to $671,000 for the three months ended March 31, 2011, compared to $604,000 for the same period in the prior year.  This increase was primarily related to increased marketing and collection costs.

As a result of the third quarter 2009 branch purchase, the Bank recognized $119,000 of core deposit intangible amortization expense during the first quarter of 2011, compared to $152,000 for the same period in the prior year.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Provision for income taxes.  The provision for income taxes increased $32,000 to $182,000 for the three months ended March 31, 2011 compared to $150,000 for the same period in the prior year.  This increase was primarily related to an increase in pre-tax income of $131,000 to $963,000 for the three months ended March 31, 2011, compared to $832,000 for the same period in 2010.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 18.9% for the quarter ended March 31, 2011, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the three months ended March 31, 2011, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of March 31, 2011, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $49.6 million, and standby letters of credit totaling $306,000.

At March 31, 2011, time deposits amounted to $152.7 million or 36.7% of the Corporation’s total consolidated deposits, including approximately $44.3 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At March 31, 2011, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $147.2 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at March 31, 2011,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $147.2 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $141.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $5.6 million.  At March 31, 2011, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 96.2%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

As of March 31, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 1A.  Risk Factors

There have been no material changes from those risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2011, the Corporation sold 290,004 shares of common stock, par value $1.25 per share, in a private offering to individual and institutional accredited investors at $15.95 per share.  The Corporation realized $4.6 million in gross proceeds from the offering, or $4.5 million in net proceeds.

The shares of common stock issued in the private offering were exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D thereunder.  The Corporation agreed to file a registration statement to register the shares of common stock issued in the offering for resale under the Securities Act within 90 days of issuance and to use its best efforts to have the registration statement declared effective promptly after filing.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6.  Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: May 13, 2011	By: /s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2011	By: /s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer