Form 10-Q
period 2011-06-30
EMCLAIRE FINANCIAL CORP
filed 2011-08-12
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  001-34527

EMCLAIRE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1606091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

612 Main Street, Emlenton, Pennsylvania	16373
(Address of principal executive offices)	(Zip Code)

(724) 867-2311
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes   ☐      No   ☒

The number of shares outstanding of the Registrant’s common stock was 1,747,408 at August 12, 2011.

EMCLAIRE FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets
As of June 30, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2011	2010

Assets

Cash and due from banks	$3,040	$2,507
Interest earning deposits with banks	42,612	16,520
Cash and cash equivalents	45,652	19,027
Securities available for sale, at fair value	134,884	125,820
Loans receivable, net of allowance for loan losses of $3,562 and $4,132	305,346	306,152
Federal bank stocks, at cost	3,886	4,129
Bank-owned life insurance	5,701	5,596
Accrued interest receivable	1,635	1,763
Premises and equipment, net	9,009	9,241
Goodwill	3,664	3,664
Core deposit intangible	1,783	2,021
Prepaid expenses and other assets	3,509	4,472

Total Assets	$515,069	$481,885

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$86,707	$75,941
Interest bearing	354,623	333,717
Total deposits	441,330	409,658
Short-term borrowed funds	5,000	5,000
Long-term borrowed funds	20,000	25,000
Accrued interest payable	573	649
Accrued expenses and other liabilities	3,045	2,460

Total Liabilities	469,948	442,767

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Cumulative preferred stock, $1.00 par value, $7,500 liquidation value, 3,000,000 shares authorized; 7,500 issued and outstanding	7,456	7,447
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,849,425 and 1,559,421 shares issued; 1,747,408 and 1,457,404 shares outstanding	2,312	1,949
Additional paid-in capital	19,084	14,812
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	18,627	17,705
Accumulated other comprehensive loss	(332)	(769)

Total Stockholders' Equity	45,121	39,118

Total Liabilities and Stockholders' Equity	$515,069	$481,885

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three and six months ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,305	$4,424	$8,637	$8,837
Securities:
Taxable	582	732	1,120	1,340
Exempt from federal income tax	326	282	649	546
Federal bank stocks	14	11	26	22
Interest earning deposits with banks	54	68	101	152
Total interest and dividend income	5,281	5,517	10,533	10,897

Interest expense:
Deposits	1,209	1,407	2,384	2,833
Borrowed funds	332	455	673	901
Total interest expense	1,541	1,862	3,057	3,734

Net interest income	3,740	3,655	7,476	7,163
Provision for loan losses	120	225	240	353

Net interest income after provision for loan losses	3,620	3,430	7,236	6,810

Noninterest income:
Fees and service charges	373	364	713	686
Commissions on financial services	141	150	304	331
Title premiums	25	24	54	42
Net gain on sales of available for sale securities	378	301	482	400
Earnings on bank-owned life insurance	61	59	121	118
Other	244	199	478	364
Total noninterest income	1,222	1,097	2,152	1,941

Noninterest expense:
Compensation and employee benefits	1,742	1,777	3,631	3,607
Premises and equipment	559	529	1,138	1,080
Intangible asset amortization	119	152	238	304
Professional fees	163	165	346	279
Federal deposit insurance	155	148	298	289
Other	1,039	693	1,709	1,297
Total noninterest expense	3,777	3,464	7,360	6,856

Income before provision for income taxes	1,065	1,063	2,028	1,895
Provision for income taxes	215	220	397	370

Net income	850	843	1,631	1,525
Accumulated preferred stock dividends and discount accretion	98	98	196	196

Net income available to common stockholders	$752	$745	$1,435	$1,329

Basic and diluted earnings per common share	$0.43	$0.52	$0.89	$0.93

Average common shares outstanding	1,747,408	1,432,261	1,604,809	1,431,835

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2011 and 2010
(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$1,631	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	409	454
Provision for loan losses	240	353
Net amortization	107	105
Amortization of intangible assets and mortgage servicing rights	246	312
Realized gains on sales of available for sale securities, net	(482)	(400)
Net losses on foreclosed real estate	14	25
Restricted stock and stock option compensation	58	81
Increase in bank-owned life insurance, net	(105)	(103)
(Increase) decrease in accrued interest receivable	128	(17)
(Increase) decrease in prepaid expenses and other assets	650	(194)
Increase (decrease) in accrued interest payable	(76)	18
Increase (decrease) in accrued expenses and other liabilities	584	(2,065)
Net cash provided by operating activities	3,404	94

Cash flows from investing activities
Loan originations and principal collections, net	150	(439)
Available for sale securities:
Sales	27,493	13,796
Maturities, repayments and calls	13,121	54,361
Purchases	(48,503)	(90,765)
Redemption (purchase) of federal bank stocks	243	(150)
Proceeds from the sale of foreclosed real estate	345	64
Purchases of premises and equipment	(177)	(260)
Net cash used in investing activities	(7,328)	(23,393)

Cash flows from financing activities
Net increase in deposits	31,672	19,222
Repayments on Federal Home Loan Bank advances	(5,000)	-
Dividends paid	(700)	(588)
Proceeds from the issuance of common stock	4,577	-
Proceeds from the reissuance of treasury stock	-	410
Net cash provided by financing activities	30,549	19,044

Increase (decrease) in cash and cash equivalents	26,625	(4,255)
Cash and cash equivalents at beginning of period	19,027	38,952
Cash and cash equivalents at end of period	$45,652	$34,697

Supplemental information:
Interest paid	$3,133	$3,742
Income taxes paid	-	385

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	270	51

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	$44,117	$37,730	$39,118	$37,034

Net income	850	843	1,631	1,525

Other comprehensive income:
Change in net unrealized gains on available for sale securities, net of taxes	748	953	755	1,285
Less: reclassification adjustment for gains included in net income, net of taxes	249	199	318	264
Other comprehensive income	499	754	437	1,021

Total comprehensive income	1,349	1,597	2,068	2,546

Stock compensation expense	27	40	58	81

Dividends declared on preferred stock	(94)	(94)	(188)	(188)

Dividends declared on common stock	(278)	(200)	(512)	(400)

Issuance of common stock (290,004 shares)	-	-	4,577	-

Reissuance of treasury stock (26,000 shares)	-	410	-	410

Balance at end of period	$45,121	$39,483	$45,121	$39,483

Common cash dividend per share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

Emclaire Financial Corp. (the “Corporation”) is a Pennsylvania company and the holding company of The Farmers National Bank of Emlenton (the “Bank”) and Emclaire Settlement Services, LLC (the “Title Company”).  The Corporation provides a variety of financial services to individuals and businesses through its offices in Western Pennsylvania.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

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

On March 31, 2011, the Corporation sold 290,004 shares of common stock, par value $1.25 per share, in a private offering to accredited individual and institutional investors at $15.95 per share.  The Corporation realized $4.6 million in proceeds from the offering net of $48,000 of direct costs relating to the offering.

3.	Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

3.	Earnings per Common Share (continued).

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings per share - basic

Net income	$850	$843	$1,631	$1,525
Preferred stock dividends and discount accretion	98	98	196	196

Net income available to common stockholders	$752	$745	$1,435	$1,329

Average common shares outstanding	1,747,408	1,432,261	1,604,809	1,431,835

Basic earnings per common share	$0.43	$0.52	$0.89	$0.93

Earnings per share - diluted

Net income available to common stockholders	$752	$745	$1,435	$1,329

Average common shares outstanding	1,747,408	1,432,261	1,604,809	1,431,835
Add: Dilutive effects of assumed exercises of stock options	2,880	-	3,079	-

Average shares and dilutive potential common shares	1,750,288	1,432,261	1,607,888	1,431,835

Diluted earnings per common share	$0.43	$0.52	$0.89	$0.93

Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	143,111	158,861	143,111	158,861

4.	Securities.

The following table summarizes the Corporation’s securities as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
June 30, 2011:
U.S. Treasury and federal agency	$3,940	$-	$(50)	$3,890
U.S. government sponsored entities and agencies	58,781	49	(219)	58,611
Mortgage-backed securities: residential	32,777	499	(33)	33,243
State and political subdivisions	35,922	976	(50)	36,848
Equity securities	2,542	-	(250)	2,292
	$133,962	$1,524	$(602)	$134,884
December 31, 2010:
U.S. Treasury and federal agency	$6,839	$6	$(116)	$6,729
U.S. government sponsored entities and agencies	62,770	79	(487)	62,362
Mortgage-backed securities: residential	19,015	370	(5)	19,380
Collateralized mortgage obligations: residential	917	5	-	922
State and political subdivisions	33,477	589	(164)	33,902
Equity securities	2,542	-	(17)	2,525
	$125,560	$1,049	$(789)	$125,820

4.	Securities (continued).

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$999	$981
Due after one year through five years	28,648	28,692
Due after five through ten years	37,481	38,059
Due after ten years	31,515	31,617
Mortgage-backed securities	32,777	33,243
	$131,420	$132,592

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2011:
U.S. Treasury and federal agency	$3,890	$(50)	$-	$-	$3,890	$(50)
U.S. government sponsored entities and agencies	31,325	(219)	-	-	31,325	(219)
Mortgage-backed securities: residential	8,074	(33)	-	-	8,074	(33)
State and political subdivisions	4,032	(50)	-	-	4,032	(50)
Equity securities	1,501	(234)	151	(16)	1,652	(250)
	$48,822	$(586)	$151	$(16)	$48,973	$(602)

December 31, 2010:
U.S. Treasury and federal agency	$4,814	$(116)	$-	$-	$4,814	$(116)
U.S. government sponsored entities and agencies	43,291	(487)			43,291	(487)
Mortgage-backed securities: residential	1,994	(5)	-	-	1,994	(5)
State and political subdivisions	8,685	(164)	-	-	8,685	(164)
Equity securities	14	(2)	152	(15)	166	(17)
	$58,798	$(774)	$152	$(15)	$58,950	$(789)

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

There were four equity securities in an unrealized loss position as of June 30, 2011.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer.  The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of June 30, 2011 to be other-than-temporarily impaired.

There were 45 debt securities in an unrealized loss position as of June 30, 2011, all of which were in an unrealized loss position for less than 12 months.  Of these securities, 21 were U.S. government sponsored entities and agencies, eight were U.S. Treasury securities, 12 were state and political subdivisions and four were residential mortgage-backed securities issued by a government-sponsored entity (GSE).  The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2011 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential first mortgages	$86,482	$84,575
Home equity loans and lines of credit	72,412	75,458
Commercial real estate	95,127	93,028
	254,021	253,061
Other loans:
Commercial business	41,941	43,780
Consumer	12,946	13,443
	54,887	57,223
Total loans, gross	308,908	310,284
Less allowance for loan losses	3,562	4,132
Total loans, net	$305,346	$306,152

Nonaccrual loans	$6,530	$6,570
Loans 90 days or more past due and still accruing	199	41
Total nonperforming loans	$6,729	$6,611

5.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table summarizes the Corporation’s impaired loans as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)	June 30,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses	$3,336	$2,209
Loans with allocated allowance for loan losses	906	3,215

Total impaired loans	$4,242	$5,424

Amount of the allowance for loan losses allocated	$589	$1,246

Interest income on impaired loans recognized on a cash basis	81	371

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Impaired Loans with				Impaired Loans with
	Specific Allowance				No Specific Allowance
	Unpaid			Average	Unpaid		Average
	Principal	Recorded	Related	Recorded	Principal	Recorded	Recorded
	Balance	Investment	Allowance	Investment	Balance	Investment	Investment

June 30, 2011:
Residential first mortgages	$-	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-	-
Commercial real estate	-	-	-	818	1,610	1,246	724
Commercial business	906	906	589	1,219	88	64	80
Consumer	-	-	-	-	2,026	2,026	2,073
Total impaired loans	$906	$906	$589	$2,038	$3,724	$3,336	$2,878

December 31, 2010:
Residential first mortgages	$-	$-	$-		$-	$-	$-
Home equity and lines of credit	-	-	-	2	-	-	-
Commercial real estate	1,994	1,769	387	1,043	-	-	233
Commercial business	1,446	1,446	859	350	98	73	46
Consumer	-	-	-	-	2,136	2,136	427
Total impaired loans	$3,440	$3,215	$1,246	$1,395	$2,234	$2,209	$706

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

At June 30, 2011 and December 31, 2010, the Corporation had $447,000 and $774,000, respectively, of loans classified as TDR’s, which are included in impaired loans above.  At June 30, 2011 the Corporation did not have any of the allowance for loan losses allocated to these specific loans.

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

Management uses the following definitions for risk ratings:

Pass:  Loans classified as pass typically exhibit good payment performance, and have underlying borrowers with acceptable financial trends where repayment capacity is evident.  These borrowers typically would have a sufficient cash flow that would allow them to weather an economic downturn and the value of any underlying collateral could withstand a moderate degree of depreciation due to economic conditions.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

June 30, 2011:
Residential first mortgages	$85,100	$-	$-	$1,382	$-	$86,482
Home equity and lines of credit	72,129	-	-	283	-	72,412
Commercial real estate	-	87,952	3,112	4,063	-	95,127
Commercial business	-	38,836	418	2,687	-	41,941
Consumer	10,920	-	-	2,026	-	12,946
Total	$168,149	$126,788	$3,530	$10,441	$-	$308,908

December 31, 2010:
Residential first mortgages	$84,045	$-	$-	$530	$-	$84,575
Home equity and lines of credit	75,458	-	-	-	-	75,458
Commercial real estate	-	86,790	3,021	3,217	-	93,028
Commercial business	-	40,625	1,081	2,030	44	43,780
Consumer	10,953	-	-	2,490	-	13,443
Total	$170,456	$127,415	$4,102	$8,267	$44	$310,284

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

June 30, 2011:
Residential first mortgages	$83,525	$1,323	$252	$199	$1,183	$86,482
Home equity and lines of credit	71,553	545	31	-	283	72,412
Commercial real estate	93,081	90	-	-	1,956	95,127
Commercial business	40,920	15	12	-	994	41,941
Consumer	10,797	34	1	-	2,114	12,946
Total loans	$299,876	$2,007	$296	$199	$6,530	$308,908

December 31, 2010:
Residential first mortgages	$81,888	$1,875	$281	$41	$490	$84,575
Home equity and lines of credit	74,559	541	21	-	337	75,458
Commercial real estate	90,809	113	26	-	2,080	93,028
Commercial business	42,168	102	-	-	1,510	43,780
Consumer	11,252	36	2	-	2,153	13,443
Total loans	$300,676	$2,667	$330	$41	$6,570	$310,284

5.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2011:
Residential first mortgages	$-	$-	$-	$1,183	$1,183
Home equity and lines of credit	-	-	-	283	283
Commercial real estate	1,140	-	-	816	1,956
Commercial business	103	-	-	891	994
Consumer	2,114	-	-	-	2,114
Total loans	$3,357	$-	$-	$3,173	$6,530

December 31, 2010:
Residential first mortgages	$-	$-	$-	$490	$490
Home equity and lines of credit	-	-	-	337	337
Commercial real estate	682	161	813	424	2,080
Commercial business	79	6	1,251	174	1,510
Consumer	2,136	-	-	17	2,153
Total loans	$2,897	$167	$2,064	$1,442	$6,570

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

Following is an analysis of the changes in the ALL for the three and six months ended June 30, 2011 and 2010:

(Dollar amounts in thousands)	At or for the three months ended		At or for the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$3,942	$3,174	$4,132	$3,202
Provision for loan losses	120	225	240	353
Charge-offs	(530)	(110)	(851)	(277)
Recoveries	30	9	41	20
Balance at the end of the period	$3,562	$3,298	$3,562	$3,298

5.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2011:
Allowance for loan losses:
Beginning Balance	$405	$553	$1,466	$1,390	$128	$3,942
Charge-offs	(181)	(97)	(200)	(37)	(15)	(530)
Recoveries	-	-	-	25	5	30
Provision	269	(249)	387	(212)	(75)	120
Ending Balance	$493	$207	$1,653	$1,166	$43	$3,562

Six months ended June 30, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(181)	(127)	(200)	(318)	(25)	(851)
Recoveries	-	1	-	34	6	41
Provision	276	(239)	146	127	(70)	240
Ending Balance	$493	$207	$1,653	$1,166	$43	$3,562

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	-	589	-	589
Collectively evaluated for impairment	493	207	1,653	577	43	2,973

Total loans:
Individually evaluated for impairment	-	-	1,246	970	2,026	4,242
Collectively evaluated for impairment	86,482	72,412	93,881	40,971	10,920	304,666

Year ended December 31, 2010:
Allowance for loan losses:
Beginning Balance	$356	$452	$1,895	$448	$51	$3,202
Charge-offs	(40)	(45)	(61)	(216)	(190)	(552)
Recoveries	2	2	147	5	20	176
Provision	80	163	(274)	1,086	251	1,306
Ending Balance	$398	$572	$1,707	$1,323	$132	$4,132

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	387	859	-	1,246
Collectively evaluated for impairment	398	572	1,320	464	132	2,886

Total loans:
Individually evaluated for impairment	-	-	1,769	1,519	2,136	5,424
Collectively evaluated for impairment	84,575	75,458	91,259	42,261	11,307	304,860

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

6.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,244	4,027	2,006

Total	$7,691	$2,244	$7,691	$2,006

6.	Goodwill and Intangible Assets (continued).

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2010 or in the first six months of 2011.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three and six month periods ending June 30, 2011, the Corporation recorded intangible amortization expense totaling $119,000 and $238,000, respectively.

7.	Stock Compensation Plans.

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which was approved by shareholders, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of option activity under the Plan as of June 30, 2011, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2011	100,750	$24.44	$-	6.9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,750)	17.73	-	-
Outstanding as of June 30, 2011	98,000	$24.63	$20	6.4
Exercisable as of June 30, 2011	80,500	$25.99	$-	6.1

A summary of the status of the Corporation’s nonvested option shares as of June 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2011	25,750	$1.89
Granted	-	-
Vested	(5,500)	2.65
Forfeited	(2,750)	1.72
Nonvested as of June 30, 2011	17,500	$1.60

7.	Stock Compensation Plans (continued).

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2011	19,000	$16.79
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2011	19,000	$16.79

For the six month periods ended June 30, 2011 and 2010, the Corporation recognized $58,000 and $81,000, respectively, in stock compensation expense.  As of June 30, 2011, there was $169,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next 2.5 years.

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

8.	Fair Values of Financial Instruments (continued).

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of June 30, 2011 the fair value consists of loan balances of $906,000, net of a valuation allowance of $589,000, compared to loan balances of $3.2 million, net of a valuation allowance of $1.2 million at December 31, 2010.  There was no additional provision for loan losses recorded during the three or six months ended June 30, 2011 for impaired loans.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2011:
U.S. Treasury and federal agency	$3,890	$-	$3,890	$-
U.S. government sponsored entities and agencies	58,611	-	58,611	-
Mortgage-backed securities: residential	33,243	-	33,243	-
State and political subdivision	36,848	-	36,848	-
Equity securities	2,292	1,007	1,284	-
	$134,884	$1,007	$133,876	$-

December 31, 2010:
U.S. Treasury and federal agency	$6,729	$-	$6,729	$-
U.S. government sponsored entities and agencies	62,362		62,362
Mortgage-backed securities: residential	19,380	-	19,380	-
Collateralized mortgage obligations	922	-	922	-
State and political subdivision	33,902	-	33,902	-
Equity securities	2,525	154	2,371	-
	$125,820	$154	$125,666	$-

During the six month period ended June 30, 2011, the Corporation transferred one equity security from a Level 2 classification to a Level 1 classification.  This equity security had a fair market value of $854,000 at June 30, 2011, compared to $1.0 million at December 31, 2011.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2011:
Impaired commercial business loans	317	-	-	317
	$317	$-	$-	$317

December 31, 2010:
Impaired commercial real estate loans	$1,382	$-	$-	$1,382
Impaired commercial business loans	587	-	-	587
	$1,969	$-	$-	$1,969

8.	Fair Values of Financial Instruments (continued).

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2011:

(Dollar amounts in thousands)	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$45,652	$45,652	$19,027	$19,027
Securities	134,884	134,884	125,820	125,820
Loans receivable, net	305,346	309,099	306,152	308,776
Federal bank stocks	3,886	N/A	4,129	N/A
Accrued interest receivable	1,635	1,635	1,763	1,763

Financial liabilities:
Deposits	441,330	448,596	409,658	415,040
Borrowed funds	25,000	27,834	30,000	33,163
Accrued interest payable	573	573	649	649

Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2011, compared to the same period in 2010 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 18 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $33.2 million or 6.9% to $515.1 million at June 30, 2011 from $481.9 million at December 31, 2010.  This increase resulted primarily from increases in cash and cash equivalents and securities of $26.6 million and $9.1 million, respectively. The net increase in the Corporation’s assets was primarily funded by increases in customer deposits and stockholders’ equity of $31.7 million and $6.0 million, respectively, partially offset by a decrease in borrowed funds of $5.0 million.

Total liabilities increased $27.2 million or 6.1% to $469.9 million at June 30, 2011 from $442.8 million at December 31, 2010, resulting primarily from a $31.7 million or 7.7% increase in customer deposits, which consisted of a $10.8 million or 14.2% increase in noninterest bearing deposits and a $20.9 million or 6.3% increase in interest bearing deposits.  Growth in interest bearing customer deposits was led by a single deposit near quarter end of $22.3 million into a corporate money market account.

Stockholders’ equity increased $6.0 million or 15.3% to $45.1 million at June 30, 2011 from $39.1 million at December 31, 2010.  During the quarter ended March 31, 2011, the Corporation raised $4.6 million in capital, net of expenses, following the issuance of 290,004 shares of common stock in a private placement offering to accredited investors.  In addition, retained earnings increased $922,000 during year-to-date period.  Book value and tangible book value per common share was $21.50 and $18.39, respectively, at June 30, 2011.

At June 30, 2011, the Bank was considered well capitalized under the regulatory framework for prompt corrective action with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.51%, 14.75% and 16.00%, respectively, compared to 7.92%, 13.27% and 14.52%, respectively, at December 31, 2010.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended June 30, 2011 and 2010

General.  Net income before accumulated preferred stock dividends and discount accretion increased $7,000 to $850,000 for the three months ended June 30, 2011 from $843,000 for the same period in 2010.  This increase was the result of increases in net interest income and noninterest income of $85,000 and $125,000, respectively, and a decrease in the provision for loan losses and the provision for income taxes of $105,000 and $5,000, respectively.  Partially offsetting these favorable items, noninterest expense increased $313,000.

Net interest income.  Net interest income on a tax equivalent basis increased $120,000 or 3.2% to $3.9 million for the three months ended June 30, 2011 from $3.8 million for the same period in 2010.  This increase can be attributed to a decrease in interest expense of $321,000 partially offset by a decrease in tax equivalent interest income of $201,000.

Interest income.  Interest income on a tax equivalent basis decreased $201,000 or 3.5% to $5.5 million for the three months ended June 30, 2011, compared to $5.7 million for the same period in the prior year.  This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $102,000, $88,000 and $14,000, respectively, partially offset by an increase in interest on federal bank stocks of $3,000.

Tax equivalent interest earned on loans receivable decreased $102,000 or 2.3% to $4.4 million for the three months ended June 30, 2011, compared to $4.5 million for the same period in 2010.  This decrease resulted as the average yield on loans receivable decreased 34 basis points to 5.72% for the three months ended June 30, 2011, versus 6.06% for the same period in 2010.  This unfavorable yield variance accounted for a $260,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $10.7 million or 3.6%, accounting for $158,000 in additional loan interest income.

Tax equivalent interest earned on securities decreased $88,000 or 7.7% to $1.0 million for the three months ended June 30, 2011, compared to $1.1 million for the same period in 2010.  This decrease resulted from a decrease in the average balance of securities of $5.6 million or 4.3%, accounting for a $47,000 decrease in interest income.  In addition, the yield on securities decreased 13 basis points to 3.35% for the three months ended June 30, 2011, versus 3.48% for the same period in 2010, due primarily to the deployment of cash received from the U.S. government agency calls into shorter-termed investment securities at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $41,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $14,000 or 20.6% to $54,000 for the three months ended June 30, 2011 from $68,000 for the same period in 2010.  This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 32 basis points to 0.58% for the three months ended June 30, 2011, compared to 0.90% for the same period in the prior year, accounting for a $28,000 decrease in interest income.  Partially offsetting the unfavorable rate variance, the average balance of these assets increased $7.1 million, primarily due to excess cash generated by the aforementioned growth in customer deposits, increasing interest income by $14,000.

Interest expense.  Interest expense decreased $321,000 or 17.2% to $1.5 million for the three months ended June 30, 2011 from $1.9 million for the same period in 2010.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $198,000 and $123,000, respectively.

Interest expense incurred on deposits decreased $198,000 or 14.1% to $1.2 million for the three months ended June 30, 2011 compared to $1.4 million for the same period in 2010.  The average cost of interest-bearing deposits decreased 27 basis points to 1.44% for the three months ended June 30, 2011, compared to 1.71% for the same period in 2010 causing a $229,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during late 2010 and the first six months of 2011 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $7.3 million or 2.2% to $336.4 million for the three months ended June 30, 2011, compared to $329.1 million for the same period in 2010 causing a $31,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $123,000 or 27.0% to $332,000 for the three months ended June 30, 2011, compared to $455,000 for the same period in the prior year.  The average balance of borrowed funds decreased $11.7 million or 29.2%, accounting for a $136,000 decrease in interest expense.  Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 13 basis points to 4.69% for the three months ended June 30, 2011, compared to 4.56% for the same period in 2010, causing a $13,000 increase in interest expense.  Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $10.0 million and $5.0 million in long-term FHLB borrowings during the third quarter of 2010 and second quarter of 2011, respectively.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$292,939	$4,199	5.75%	$287,822	$4,360	6.08%
Loans, tax exempt	12,211	151	4.97%	6,638	92	5.56%
Total loans receivable	305,150	4,350	5.72%	294,460	4,452	6.06%

Securities, taxable	89,507	582	2.61%	102,702	732	2.86%
Securities, tax exempt	36,105	467	5.18%	28,517	405	5.70%
Total securities	125,612	1,049	3.35%	131,219	1,137	3.48%

Interest-earning deposits with banks	37,300	54	0.58%	30,238	68	0.90%
Federal bank stocks	3,926	14	1.43%	4,262	11	1.04%
Total interest-earning cash equivalents	41,226	68	0.66%	34,500	79	0.92%

Total interest-earning assets	471,988	5,467	4.65%	460,179	5,668	4.94%
Cash and due from banks	2,551			2,476
Other noninterest-earning assets	21,549			23,075

Total Assets	$496,088			$485,730

Interest-bearing liabilities:
Interest-bearing demand deposits	$184,191	$131	0.29%	$172,816	$232	0.54%
Time deposits	152,232	1,078	2.84%	156,324	1,175	3.01%
Total interest-bearing deposits	336,423	1,209	1.44%	329,140	1,407	1.71%

Borrowed funds, short-term	5,000	60	4.82%	5,000	60	4.81%
Borrowed funds, long-term	23,333	272	4.67%	35,000	395	4.53%
Total borrowed funds	28,333	332	4.69%	40,000	455	4.56%

Total interest-bearing liabilities	364,756	1,541	1.69%	369,140	1,862	2.02%

Noninterest-bearing demand deposits	83,120	-	-	74,918	-	-

Funding and cost of funds	447,876	1,541	1.38%	444,058	1,862	1.68%

Other noninterest-bearing liabilities	3,397			3,463

Total Liabilities	451,273			447,521
Stockholders' Equity	44,815			38,209

Total Liabilities and Stockholders' Equity	$496,088			$485,730

Net interest income		$3,926			$3,806

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.96%			2.92%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.34%			3.32%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$158	$(260)	$(102)
Securities	(47)	(41)	(88)
Interest-earning deposits with banks	14	(28)	(14)
Federal bank stocks	(1)	4	3

Total interest-earning assets	124	(325)	(201)

Interest expense:
Interest-bearing deposits	31	(229)	(198)
Borrowed funds	(136)	13	(123)

Total interest-bearing liabilities	(105)	(216)	(321)

Net interest income	$229	$(109)	$120

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2011 and 2010 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	June 30,
	2011	2010
Balance at the beginning of the period	$3,942	$3,174
Provision for loan losses	120	225
Charge-offs	(530)	(110)
Recoveries	30	9
Balance at the end of the period	$3,562	$3,298

Non-performing loans	$6,729	$3,318
Non-performing assets	7,013	3,453
Non-performing loans to total loans	2.18%	1.12%
Non-performing assets to total assets	1.36%	0.71%
Allowance for loan losses to total loans	1.15%	1.11%
Allowance for loan losses to non-performing loans	52.94%	99.40%

Nonperforming loans increased $3.4 million to $6.7 million at June 30, 2011 from $3.3 million at June 30, 2010.  The increase in nonperforming loans was primarily due to the addition of four separate credit relationships which were placed on non-accrual status during 2010, as previously disclosed in the Corporation’s 2010 Annual Report on Form 10-K, and two separate credit relationships which were placed on non-accrual status during the first quarter of 2011 due to deterioration in the financial condition of the borrowers, as a result of poor economic conditions, and a general decline in their ability to comply with contractual repayment terms on a timely basis.  The decrease in the allowance for loan losses to nonperforming loans from 99.40% at June 30, 2010 to 52.94% at June 30, 2011 was a result of the aforementioned increase in nonperforming loans primarily related to these six credit relationships.  The Corporation does not consider the decrease in this ratio to be troubling due to the underlying collateral of the nonperforming loans. During the three months ended June 30, 2011, nonperforming loans decreased by $699,000 to $6.7 million from $7.4 million at March 31, 2011.  This decrease was primarily due to a $399,000 principal payment made on one problem credit and a $350,000 partial charge-off of a separate problem credit.  The Corporation had allocated specific reserves of $63,000 to this charged-off credit during the fourth quarter of 2010, however updated real estate appraisals evidencing deteriorating collateral values led to a higher than expected loss.

As of June 30, 2011, the Corporation’s classified and criticized assets amounted to $14.0 million or 2.7% of total assets, with $10.4 million classified as substandard and $3.5 million identified as special mention.  This compares to classified and criticized assets of $15.0 million or 3.0% of total assets, with $9.8 million classified as substandard and $5.2 million identified as special mention at March 31, 2011.  The decrease in criticized and classified assets was primarily the result of the aforementioned principal payment and charge-off, an upgrade of a $250,000 credit and the payoff of a $368,000 credit.

The provision for loan losses decreased $105,000 or 46.7% to $120,000 for the three month period ended June 30, 2011 from $225,000 for the same period in the prior year.  While net charge-offs increased to $530,000 for the three months ended June 30, 2011 from $110,000 for the same period in the prior year, a portion of the charge-offs experienced during the quarter ended June 30, 2011 were four loans with prior specific reserves allocated.  While these charge-offs resulted in an increase in the Corporation’s historical loss experience, the decrease in specific reserves was greater than the impact of increasing general reserves from the impact of the charge-offs on loss history.  In addition, the aforementioned $399,000 principal payment made on an impaired loan resulted in a reduction in the amount of specific reserve needed for that specific credit. Further, due to the estimated value of the collateral supporting the loans placed on non-accrual status during the quarter, the Corporation did not require additional provision for impaired loans.

Noninterest income.  Noninterest income increased $125,000 or 11.4% to $1.2 million during the three months ended June 30, 2011, compared to $1.1 million during the same period in the prior year.  This increase was primarily due to increases in gains on the sale of securities and other noninterest income of $77,000 and $45,000, respectively.  During the second quarter of 2011, the Corporation recognized $378,000 in gains related to the sale of securities to facilitate the early retirement of a $5.0 million FHLB long-term borrowing.  These gains were used to offset a $336,000 prepayment penalty related to the repayment of the borrowing which was recorded through noninterest expense.  Other noninterest income increased as a result of increased interchange fee income.

Noninterest expense.  Noninterest expense increased $313,000 or 9.0% to $3.8 million during the three months ended June 30, 2011 compared to $3.5 million for the same period in 2010.  This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expenses of $30,000 and $346,000, respectively, partially offset by a decrease in compensation and employee benefits and intangible amortization of $35,000 and $33,000, respectively.

Premises and equipment increased $30,000 or 5.7% to $559,000 for the three months ended June 30, 2011, compared to $529,000 for the same period in the prior year.  This increase was primarily related to the fourth quarter 2010 purchase of the Titusville office building purchase.

Other noninterest expense increased $346,000 or 49.9% to $1.0 million for the three months ended June 30, 2011, compared to $693,000 for the same period in the prior year.  This increase can be attributed primarily to prepayment penalties totaling $336,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the quarter.

Compensation and employee benefits decreased $35,000 or 2.0% to $1.7 million for the three months ended June 30, 2011 compared to $1.8 million for the same period in the prior year.  This decrease can be primarily attributed to decreases in pension expense and commissions paid to financial services representatives.

As a result of the third quarter 2009 branch purchase, the Corporation recognized $119,000 of core deposit intangible amortization expense during the second quarter of 2011, compared to $152,000 for the same period in the prior year.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Provision for income taxes.  The provision for income taxes decreased $5,000 to $215,000 for the three months ended June 30, 2011 compared to $220,000 for the same period in the prior year, as the Corporation’s effective tax rate decreased to 20.2% for the second quarter of 2011 from 20.7% from the same quarter in the prior year.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.2% for the quarter ended June 30, 2011, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Period Ended June 30, 2011 and 2010

General.  Net income before accumulated preferred stock dividends and discount accretion increased $106,000 to $1.6 million for the six months ended June 30, 2011 from $1.5 million for the same period in 2010.  This increase was the result of increases in net interest income and noninterest income of $313,000 and $211,000, respectively, and a decrease in the provision for loan losses of $113,000.  Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $504,000 and $27,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis increased $390,000 or 5.2% to $7.9 million for the six months ended June 30, 2011 from $7.5 million for the same period in 2010.  This increase can be attributed to a decrease in interest expense of $677,000 partially offset by a decrease in tax equivalent interest income of $287,000.

Interest income.  Interest income on a tax equivalent basis decreased $287,000 or 2.6% to $10.9 million for the six months ended June 30, 2011, compared to $11.2 million for the same period in the prior year.  This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $164,000, $76,000 and $51,000, respectively, partially offset by an increase in interest on federal bank stocks of $4,000.

Tax equivalent interest earned on loans receivable decreased $164,000 or 1.8% at $8.7 million for the six months ended June 30, 2011, compared to $8.9 million for the same period in 2010.  This decrease resulted from a decrease in the average yield on loans receivable of 34 basis points to 5.74% for the six months ended June 30, 2011, versus 6.08% for the same period in 2010.  This unfavorable yield variance accounted for a $517,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $12.0 million or 4.1%, accounting for $353,000 in additional loan interest income.

Tax equivalent interest earned on securities decreased $76,000 or 3.6% to $2.0 million for the six months ended June 30, 2011, compared to $2.1 million for the same period in 2010.  The average yield on securities decreased 15 basis points to 3.33% for the six months ended June 30, 2011, versus 3.48% for the same period in 2010, due primarily to the deployment of cash received from the U.S. government agency calls into shorter-termed investment securities at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $95,000 decrease in interest income.  Partially offsetting this unfavorable yield decrease, the average balance of securities increased $1.1 million or 1.0%, accounting for a $19,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $51,000 or 33.6% to $101,000 for the six months ended June 30, 2011 from $152,000 for the same period in 2010.  The average yield on interest-earning deposit accounts decreased 36 basis points to 0.69% for the six months ended June 30, 2011, compared to 1.05% for the same period in the prior year, accounting for a $52,000 decrease in interest income.

 Interest expense.  Interest expense decreased $677,000 or 18.1% to $3.1 million for the six months ended June 30, 2011 from $3.7 million for the same period in 2010.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $449,000 and $228,000, respectively.

Interest expense incurred on deposits decreased $449,000 or 15.8% to $2.4 million for the six months ended June 30, 2011 compared to $2.8 million for the same period in 2010.  The average cost of interest-bearing deposits decreased 32 basis points to 1.44% for the six months ended June 30, 2011, compared to 1.76% for the same period in 2010 causing a $520,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during 2010 and the first six months of 2011 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $8.3 million or 2.6% to $332.7 million for the six months ended June 30, 2011, compared to $324.4 million for the same period in 2010 causing a $71,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $228,000 or 25.3% to $673,000 for the six months ended June 30, 2011, compared to $901,000 for the same period in the prior year.  The average balance of borrowed funds decreased $10.7 million or 26.7%, accounting for a $245,000 decrease in interest expense.  Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 9 basis points to 4.63% for the six months ended June 30, 2011, compared to 4.654% for the same period in 2010, causing a $17,000 increase in interest expense.  Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $10.0 million in long-term FHLB borrowings during the third quarter of 2010 and the early repayment of an additional $5.0 million long-term FHLB borrowing during the second quarter of 2011.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$294,422	$8,420	5.77%	$288,030	$8,706	6.10%
Loans, tax exempt	12,383	310	5.04%	6,798	188	5.58%
Total loans receivable	306,805	8,730	5.74%	294,828	8,894	6.08%

Securities, taxable	88,791	1,120	2.54%	95,655	1,340	2.82%
Securities, tax exempt	35,520	930	5.28%	27,546	786	5.75%
Total securities	124,311	2,050	3.33%	123,201	2,126	3.48%

Interest-earning deposits with banks	29,438	101	0.69%	29,307	152	1.05%
Federal bank stocks	3,998	26	1.31%	4,194	22	1.06%
Total interest-earning cash equivalents	33,436	127	0.77%	33,501	174	1.05%

Total interest-earning assets	464,552	10,907	4.73%	451,530	11,194	5.00%
Cash and due from banks	2,508			2,317
Other noninterest-earning assets	21,854			23,029

Total assets	$488,914			$476,876

Interest-bearing liabilities:
Interest-bearing demand deposits	$182,638	$266	0.29%	$165,616	$462	0.56%
Time deposits	150,075	2,118	2.85%	158,765	2,371	3.01%
Total interest-bearing deposits	332,713	2,384	1.44%	324,381	2,833	1.76%

Borrowed funds, long-term	24,171	553	4.61%	35,000	782	4.51%
Borrowed funds, short-term	5,130	120	4.71%	5,001	119	4.80%
Total borrowed funds	29,301	673	4.63%	40,001	901	4.54%

Total interest-bearing liabilities	362,014	3,057	1.70%	364,382	3,734	2.07%
Noninterest-bearing demand deposits	80,985	-	-	71,436	-	-

Funding and cost of funds	442,999	3,057	1.39%	435,818	3,734	1.73%
Other noninterest-bearing liabilities	3,852			3,200

Total liabilities	446,851			439,018
Stockholders' equity	42,063			37,858

Total liabilities and stockholders' equity	$488,914			$476,876

Net interest income		$7,850			$7,460

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.03%			2.93%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.41%			3.33%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$353	$(517)	$(164)
Securities	19	(95)	(76)
Interest-earning deposits with banks	1	(52)	(51)
Federal bank stocks	(1)	5	4

Total interest-earning assets	372	(659)	(287)

Interest expense:
Deposits	71	(520)	(449)
Borrowed funds	(245)	17	(228)

Total interest-bearing liabilities	(174)	(503)	(677)

Net interest income	$546	$(156)	$390

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2011 and 2010 is as follows:

(Dollar amounts in thousands)	At or for the six months ended
	June 30,
	2011	2010
Balance at the beginning of the period	$4,132	$3,202
Provision for loan losses	240	353
Charge-offs	(851)	(277)
Recoveries	41	20
Balance at the end of the period	$3,562	$3,298

Non-performing loans	$6,729	$3,318
Non-performing assets	7,013	3,453
Non-performing loans to total loans	2.18%	1.12%
Non-performing assets to total assets	1.36%	0.71%
Allowance for loan losses to total loans	1.15%	1.11%
Allowance for loan losses to non-performing loans	52.94%	99.40%

Nonperforming loans increased $3.4 million to $6.7 million at June 30, 2011 from $3.3 million at June 30, 2010.  The increase in nonperforming loans was primarily due to the addition of four separate credit relationships which were placed on non-accrual status during 2010, as previously disclosed in the Corporation’s 2010 Annual Report on Form 10-K, and two separate credit relationships which were placed on non-accrual status during the first quarter of 2011 due to deterioration in the financial condition of the borrowers, as a result of poor economic conditions, and a general decline in their ability to comply with contractual repayment terms on a timely basis.  The decrease in the allowance for loan losses to nonperforming loans from 99.40% at June 30, 2010 to 52.94% at June 30, 2011 was a result of the aforementioned increase in nonperforming loans primarily related to these six credit relationships.  During the six months ended June 30, 2011, nonperforming loans were stable, increasing only $118,000 to $6.7 million from $6.6 million at December 31, 2010.

As of June 30, 2011, the Corporation’s classified and criticized assets amounted to $14.0 million or 2.7% of totals assets, with $10.4 million classified as substandard and $3.5 million identified as special mention.  This compares to classified and criticized assets of $12.4 million or 2.6% of total assets, with $8.3 million classified as substandard, $44,000 classified as doubtful and $4.1 million identified as special mention at December 31, 2010.  The increase in criticized and classified assets was primarily the result of downgrading two separate large commercial relationships which have certain credit problems currently or potentially impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The provision for loan losses decreased $113,000 or 32.0% to $240,000 for the six month period ended June 30, 2011 from $353,000 for the same period in the prior year.  While net charge-offs increased to $851,000 for the six months ended June 30, 2011 from $277,000 for the same period in the prior year, a significant portion of the charge-offs experienced during the six months ended June 30, 2011 were four loans with prior specific reserves allocated.  While these charge-offs resulted in an increase in the Corporation’s historical loss experience, the decrease in specific reserves was greater than the impact of increasing general reserves from the impact of the charge-offs on loss history.  Further, due to the estimated value of the collateral supporting the loans placed on non-accrual status during the quarter, the Corporation did not require additional provision for impaired loans.

Noninterest income.  Noninterest income increased $211,000 or 10.9% to $2.2 million during the six months ended June 30, 2011, compared to $1.9 million during the same period in the prior year.  This increase was primarily due to increases in customer service fees, gains on the sale of securities and other noninterest income of $27,000, $82,000 and $114,000, respectively.  Other noninterest income increased as a result of increased interchange fee income.  Partially offsetting these favorable variances, commission earned on financial services decreased by $27,000.

Noninterest expense.  Noninterest expense increased $504,000 or 7.4% to $7.4 million during the six months ended June 30, 2011 compared to $6.9 million for the same period in 2010.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, professional fees and other noninterest expenses of $24,000, $58,000, $47,000 and $413,000, respectively, partially offset by a decrease in intangible amortization of $67,000.

Compensation and employee benefits increased $24,000 to $3.6 million for the six months ended June 30, 2011 from $3.6 million for the six months ended June 30, 2010.  This increase can be primarily attributed to normal salary and wage increases partially offset by decreases in pension expense, commissions paid to financial service representatives and stock compensation expense.

Premises and equipment increased $58,000 or 5.4% to $1.1 million for the six months ended June 30, 2011 from $1.1 million for the six months ended June 30, 2010.  This increase was primarily related to the fourth quarter 2010 purchase of the Titusville office building purchase.

Professional fees increased $67,000 or 24.0% to $346,000 for the six months ended June 30, 2011, compared to $279,000 for the same period in the prior year.  This increase was primarily related to costs associated with human resources consulting, legal fees relating to foreclosure activities and increased accounting and audit fees.

Other noninterest expenses increased $413,000 or 31.8% to $1.7 million for the six months ended June 30, 2011, compared to $1.3 million for the same period in the prior year.  This increase can be attributed primarily to prepayment penalties totaling $336,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the quarter ended June 30, 2011.  Also contributing to the increase, marketing, collection, shares tax and ATM processing expenses increased by $26,000, $27,000, $16,000 and $12,000, respectively.

As a result of the third quarter 2009 branch purchase, the Corporation recognized $238,000 of core deposit intangible amortization expense during the first six months of 2011, compared to $304,000 for the same period in the prior year.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Provision for income taxes.  The provision for income taxes increased $27,000 to $397,000 for the six months ended June 30, 2011 compared to $370,000 for the same period in the prior year.  This increase was primarily related to an increase in pre-tax income of $133,000 to $2.0 million for the six months ended June 30, 2011, compared to $1.9 million for the same period in 2010.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.6% for the quarter ended June 30, 2011, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the three months ended June 30, 2011, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of June 30, 2011, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $45.3 million, and standby letters of credit totaling $251,000.

At June 30, 2011, time deposits amounted to $153.2 million or 34.7% of the Corporation’s total consolidated deposits, including approximately $47.0 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At June 30, 2011, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $136.3 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at June 30, 2011,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $171.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $162.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $8.8 million.  At June 30, 2011, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 94.9%.

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

As of June 30, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6.  Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: August 12, 2011	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer