Form 10-Q
period 2011-09-30
EMCLAIRE FINANCIAL CORP
filed 2011-11-10
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock was 1,747,408 at November 10, 2011.

EMCLAIRE FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp.
Consolidated Balance Sheets
As of September 30, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2011	2010

Assets

Cash and due from banks	$2,387	$2,507
Interest earning deposits with banks	24,643	16,520
Cash and cash equivalents	27,030	19,027
Securities available for sale, at fair value	129,681	125,820
Loans receivable, net of allowance for loan losses of $3,525 and $4,132	306,653	306,152
Federal bank stocks, at cost	3,805	4,129
Bank-owned life insurance	5,755	5,596
Accrued interest receivable	1,658	1,763
Premises and equipment, net	9,086	9,241
Goodwill	3,664	3,664
Core deposit intangible	1,673	2,021
Prepaid expenses and other assets	2,924	4,472
Total Assets	$491,929	$481,885

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$86,843	$75,941
Interest bearing	331,212	333,717
Total deposits	418,055	409,658
Short-term borrowed funds	-	5,000
Long-term borrowed funds	20,000	25,000
Accrued interest payable	544	649
Accrued expenses and other liabilities	3,202	2,460
Total Liabilities	441,801	442,767

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 per value, 3,000,000 shares authorized;
Series A, cumulative preferred stock, $7,500 liquidation value, 0 and 7,500 shares issued and outstanding, respectively	-	7,447
Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 and 0 shares issued and outstanding, respectively	10,000	-
Warrants	88	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,849,425 and 1,559,421 shares issued; 1,747,408 and 1,457,404 shares outstanding	2,312	1,949
Additional paid-in capital	19,097	14,812
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	19,196	17,705
Accumulated other comprehensive income (loss)	1,549	(769)
Total Stockholders' Equity	50,128	39,118
Total Liabilities and Stockholders' Equity	$491,929	$481,885

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans receivable, including fees	$4,345	$4,505	$12,983	$13,342
Securities:
Taxable	643	642	1,762	1,982
Exempt from federal income tax	325	299	974	845
Federal bank stocks	13	10	39	32
Interest earning deposits with banks	40	63	141	214
Total interest and dividend income	5,366	5,519	15,899	16,415

Interest expense:
Deposits	1,178	1,328	3,561	4,161
Borrowed funds	275	415	948	1,316
Total interest expense	1,453	1,743	4,509	5,477

Net interest income	3,913	3,776	11,390	10,938
Provision for loan losses	80	113	320	465

Net interest income after provision for loan losses	3,833	3,663	11,070	10,473

Noninterest income:
Fees and service charges	395	340	1,108	1,026
Commissions on financial services	92	212	396	542
Title premiums	11	36	65	78
Net gain on sales of available for sale securities	-	629	482	1,029
Earnings on bank-owned life insurance	62	60	183	178
Other	265	196	743	560
Total noninterest income	825	1,473	2,977	3,413

Noninterest expense:
Compensation and employee benefits	1,737	1,755	5,368	5,361
Premises and equipment	530	526	1,668	1,605
Intangible asset amortization	110	141	348	445
Professional fees	192	134	538	413
Federal deposit insurance	116	158	414	447
Other	710	1,190	2,420	2,488
Total noninterest expense	3,395	3,904	10,756	10,759

Income before provision for income taxes	1,263	1,232	3,291	3,127
Provision for income taxes	214	271	611	641

Net income	1,049	961	2,680	2,486
Accumulated preferred stock dividends and discount accretion	201	98	397	294

Net income available to common stockholders	$848	$863	$2,283	$2,192

Basic and diluted earnings per common share	$0.49	$0.59	$1.38	$1.52

Average common shares outstanding	1,747,408	1,457,404	1,652,865	1,440,452

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income	$2,680	$2,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	682
Provision for loan losses	320	465
Net amortization	170	146
Amortization of intangible assets and mortgage servicing rights	360	460
Realized gains on sales of available for sale securities, net	(482)	(1,029)
Net losses on foreclosed real estate	8	25
Restricted stock and stock option compensation	71	103
Increase in bank-owned life insurance, net	(159)	(155)
(Increase) decrease in accrued interest receivable	105	(15)
(Increase) decrease in prepaid expenses and other assets	321	(145)
Decrease in accrued interest payable	(105)	(31)
Increase (decrease) in accrued expenses and other liabilities	742	(1,791)
Net cash provided by operating activities	4,636	1,201

Cash flows from investing activities
Loan originations and principal collections, net	(1,542)	(6,084)
Available for sale securities:
Sales	27,493	37,808
Maturities, repayments and calls	49,026	98,612
Purchases	(76,326)	(157,488)
Redemption (purchase) of federal bank stocks	324	(150)
Proceeds from the sale of foreclosed real estate	499	64
Write-down of foreclosed real estate	5	-
Purchases of premises and equipment	(450)	(371)
Net cash used in investing activities	(971)	(27,609)

Cash flows from financing activities
Net increase in deposits	8,397	18,330
Repayments on Federal Home Loan Bank advances	(5,000)	(10,000)
Repayments on other borrowed funds	(5,000)	-
Dividends paid	(1,136)	(886)
Proceeds from the issuance of common stock	4,577	-
Proceeds from the issuance of preferred stock (Series B)	10,000	-
Redemption of preferred stock (Series A)	(7,500)	-
Proceeds from the reissuance of treasury stock	-	410
Net cash provided by financing activities	4,338	7,854

Increase (decrease) in cash and cash equivalents	8,003	(18,554)
Cash and cash equivalents at beginning of period	19,027	38,952
Cash and cash equivalents at end of period	$27,030	$20,398

Supplemental information:
Interest paid	$4,614	$5,507
Income taxes paid	115	550

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	492	155

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$45,121	$39,483	$39,118	$37,034

Net income	1,049	961	2,680	2,486

Other comprehensive income:
Change in net unrealized gains on available for sale securities, net of taxes	1,881	818	2,636	2,103
Less: reclassification adjustment for gains included in net income, net of taxes	-	415	318	679
Other comprehensive income	1,881	403	2,318	1,424

Total comprehensive income	2,930	1,364	4,998	3,910

Stock compensation expense	14	22	71	103

Dividends declared on preferred stock	(157)	(94)	(344)	(281)

Dividends declared on common stock	(280)	(204)	(792)	(605)

Issuance of common stock (290,004 shares)	-	-	4,577	-

Issuance of preferred stock (10,000 shares, Series B)	10,000	-	10,000	-

Redemption of preferred stock (7,500 shares, Series A)	(7,500)	-	(7,500)	-

Reissuance of treasury stock (26,000 shares)	-	-	-	410

Balance at end of period	$50,128	$40,571	$50,128	$40,571

Common cash dividend per share	$0.16	$0.14	$0.48	$0.42

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation.

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

2.	Issuance of Common Stock.

On March 31, 2011, the Corporation sold 290,004 shares of common stock, par value $1.25 per share, in a private offering to accredited individual and institutional investors at $15.95 per share.  The Corporation realized $4.6 million in proceeds from the offering net of $48,000 of direct costs relating to the offering.

3.	Participation in the Small Business Lending Fund (SBLF) of the U.S. Treasury Department (U.S. Treasury) and Repurchase of Shares Issued Under the Troubled Asset Relief Program (TARP).

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the Secretary of the U.S. Treasury, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million.  The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion.  The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank.  The dividend rate for future periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods.  If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

As more completely described in the Certificate of Designation, holders of the Series B Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series B Preferred Stock and on certain corporate transactions.  Except with respect to such matters, the Series B Preferred Stock does not have voting rights.

The Corporation may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Corporation’s primary federal banking regulator.

Under the Agreement, the Corporation also repurchased 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), issued on December 23, 2008 to the U.S. Treasury in association with participation in the TARP Capital Purchase Plan (TARP/CPP) of the Emergency Economic Stabilization Act of 2008 (EESA).  The Series A Preferred Stock was fully repurchased for the sum of the liquidation amount of $1,000 per share and all accrued and unpaid dividends then due, for a total repurchase amount of $7.5 million.  The warrants to purchase 50,111 shares of the Corporation’s common stock, par value $1.25 per share, issued to the U.S. Treasury with the Series A Preferred Stock, remains outstanding.  The warrant has a 10-year term with an exercise price equal to $22.45 per share of common stock.

4.	Earnings per Common Share.

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

4.	Earnings per Common Share (continued).

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings per common share - basic
Net income	$1,049	$961	$2,680	$2,486
Preferred stock dividends and discount accretion	201	98	397	294
Net income available to common stockholders	$848	$863	$2,283	$2,192
Average common shares outstanding	1,747,408	1,457,404	1,652,865	1,440,452
Basic earnings per common share	$0.49	$0.59	$1.38	$1.52

Earnings per common share - diluted
Net income available to common stockholders	$848	$863	$2,283	$2,192
Average common shares outstanding	1,747,408	1,457,404	1,652,865	1,440,452
Add: Dilutive effects of assumed exercises of stock options	2,059	2,331	2,688	1,722
Average shares and dilutive potential common shares	1,749,467	1,459,735	1,655,553	1,442,174
Diluted earnings per common share	$0.49	$0.59	$1.38	$1.52

Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	148,861	145,111	147,861	145,111

5.	Securities.

The following table summarizes the Corporation’s securities as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

Available for sale:
September 30, 2011:
U.S. Treasury and federal agency	$3,942	$484	$-	$4,426
U.S. government sponsored entities and agencies	44,937	119	(51)	45,005
Mortgage-backed securities: residential	37,687	2,089	-	39,776
State and political subdivisions	36,758	1,477	(9)	38,226
Equity securities	2,584	-	(336)	2,248
	$125,908	$4,169	$(396)	$129,681
December 31, 2010:
U.S. Treasury and federal agency	$6,839	$6	$(116)	$6,729
U.S. government sponsored entities and agencies	62,770	79	(487)	62,362
Mortgage-backed securities: residential	19,015	370	(5)	19,380
Collateralized mortgage obligations: residential	917	5	-	922
State and political subdivisions	33,477	589	(164)	33,902
Equity securities	2,542	-	(17)	2,525
	$125,560	$1,049	$(789)	$125,820

5.	Securities (continued).

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due in one year or less	$-	$-
Due after one year through five years	10,153	10,284
Due after five through ten years	28,564	29,930
Due after ten years	46,919	47,443
Mortgage-backed securities: residential	37,688	39,776
	$123,324	$127,433

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2011:
U.S. Treasury and federal agency	$-	$-	$-	$-	$-	$-
U.S. government sponsored entities and agencies	18,436	(51)	-	-	18,436	(51)
State and political subdivisions	1,440	(9)	-	-	1,440	(9)
Equity securities	740	(314)	187	(22)	927	(336)
	$20,616	$(374)	$187	$(22)	$20,803	$(396)

December 31, 2010:
U.S. Treasury and federal agency	$4,814	$(116)	$-	$-	$4,814	$(116)
U.S. government sponsored entities and agencies	43,291	(487)			43,291	(487)
Mortgage-backed securities: residential	1,994	(5)	-	-	1,994	(5)
State and political subdivisions	8,685	(164)	-	-	8,685	(164)
Equity securities	14	(2)	152	(15)	166	(17)
	$58,798	$(774)	$152	$(15)	$58,950	$(789)

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

5.	Securities (continued).

There were five equity securities in an unrealized loss position as of September 30, 2011.  Equity securities owned by the Corporation consist of common stock of various financial service providers.  These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector.  The Corporation does not invest in these securities with the intent to sell them for a profit in the near term.  For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer.  The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves.  Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of September 30, 2011 to be other-than-temporarily impaired.

There were 15 debt securities in an unrealized loss position as of September 30, 2011, all of which were in an unrealized loss position for less than 12 months.  Of these securities, 10 were U.S. government sponsored entities and agencies, four were state and political subdivisions and one was a residential mortgage-backed security issued by a government-sponsored entity (GSE).  The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased.  Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2011 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses.

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential first mortgages	$90,704	$84,575
Home equity loans and lines of credit	72,230	75,458
Commercial real estate	92,467	93,028
	255,401	253,061
Other loans:
Commercial business	41,951	43,780
Consumer	12,826	13,443
	54,777	57,223
Total loans, gross	310,178	310,284
Less allowance for loan losses	3,525	4,132
Total loans, net	$306,653	$306,152
Nonaccrual loans	$5,269	$6,570
Loans 90 days or more past due and still accruing	-	41
Total nonperforming loans	$5,269	$6,611

6.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table summarizes the Corporation’s impaired loans as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)	September 30,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses	$2,985	$2,209
Loans with allocated allowance for loan losses	171	3,215
Total impaired loans	$3,156	$5,424
Amount of the allowance for loan losses allocated	$36	$1,246

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011:

(Dollar amounts in thousands)

	Impaired Loans with			For the three months ended		For the nine months ended
	Specific Allowance			September 30, 2011		September 30, 2011
	Unpaid			Average	Interest Income	Average	Interest Income
	Principal	Recorded	Related	Recorded	Recognized	Recorded	Recognized
	Balance	Investment	Allowance	Investment	in Period	Investment	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-	-
Commercial real estate	102	102	1	639	2	51	7
Commercial business	69	69	35	932	1	488	2
Consumer	-	-	-	-	-	-	-
Total	$171	$171	$36	$1,571	$3	$539	$9

	Impaired Loans with			For the three months ended		For the nine months ended
	No Specific Allowance			September 30, 2011		September 30, 2011
	Unpaid			Average	Interest Income	Average	Interest Income
	Principal	Recorded		Recorded	Recognized	Recorded	Recognized
	Balance	Investment		Investment	in Period	Investment	in Period

Residential first mortgages	$-	$-		$-	$-	$-	$-
Home equity and lines of credit	-	-		-	-	-	-
Commercial real estate	1,348	984		789	22	1,115	51
Commercial business	60	35		69	3	49	5
Consumer	1,966	1,966		2,046	37	1,996	78
Total	$3,374	$2,985		$2,904	$62	$3,160	$134

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010:

(Dollar amounts in thousands)

	Impaired Loans with			Impaired Loans with
	Specific Allowance			No Specific Allowance
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded
	Balance	Investment	Allowance	Balance	Investment

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,994	1,769	387	-	-
Commercial business	1,446	1,446	859	98	73
Consumer	-	-	-	2,136	2,136
Total	$3,440	$3,215	$1,246	$2,234	$2,209

Unpaid principal balance includes any loans that have been partially charged off but not forgiven.  Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

6.	Loans Receivable and Related Allowance for Loan Losses (continued).

Troubled debt restructurings (TDR).  The Corporation has certain loans that have been modified in order to maximize collection of loan balances.  If, for economic or legal reasons related to the customer’s financial difficulties, management grants a concession compared to the original terms and conditions of the loan that it would not have otherwise considered, the modified loan is classified as a TDR.  Concessions related to TDRs generally do not include forgiveness of principal balances.  The Corporation generally does not extend additional credit to borrowers with loans classified as TDRs.

At September 30, 2011 and December 31, 2010, the Corporation had $445,000 and $774,000, respectively, of loans classified as TDRs, which are included in impaired loans above.  At September 30, 2011 and December 31, 2010, the Corporation had $0 and $115,000 of the allowance for loan losses allocated to these specific loans.

During the three and nine month periods ended September 30, 2011, the Corporation did not modify any additional loans as TDRs.

During the three and nine month periods ended September 30, 2011, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

Qualitative:  Qualitative adjustment factors for pass, special mention, substandard and doubtful ratings are developed and applied to risk rated loans to allow for: quality of lending policies and procedures; national and local economic and business conditions; changes in the nature and volume of the portfolio; experiences, ability and depth of lending management; changes in trends, volume and severity of past due, nonaccrual and classified loans and loss and recovery trends; quality of loan review systems; concentrations of credit and other external factors.

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued).

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

September 30, 2011:
Residential first mortgages	$89,595	$-	$-	$1,109	$-	$90,704
Home equity and lines of credit	72,059	-	-	171	-	72,230
Commercial real estate	-	85,656	3,373	3,438	-	92,467
Commercial business	-	40,043	541	1,367	-	41,951
Consumer	10,860	-	-	1,966	-	12,826
Total	$172,514	$125,699	$3,914	$8,051	$-	$310,178

December 31, 2010:
Residential first mortgages	$84,045	$-	$-	$530	$-	$84,575
Home equity and lines of credit	75,458	-	-	-	-	75,458
Commercial real estate	-	86,790	3,021	3,217	-	93,028
Commercial business	-	40,625	1,081	2,030	44	43,780
Consumer	10,953	-	-	2,490	-	13,443
Total	$170,456	$127,415	$4,102	$8,267	$44	$310,284

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

September 30, 2011:
Residential first mortgages	$87,562	$1,879	$154	$-	$1,109	$90,704
Home equity and lines of credit	71,550	433	76	-	171	72,230
Commercial real estate	90,608	51	24	-	1,784	92,467
Commercial business	41,733	34	70	-	114	41,951
Consumer	10,684	42	9	-	2,091	12,826
Total loans	$302,137	$2,439	$333	$-	$5,269	$310,178

December 31, 2010:
Residential first mortgages	$81,888	$1,875	$281	$41	$490	$84,575
Home equity and lines of credit	74,559	541	21	-	337	75,458
Commercial real estate	90,809	113	26	-	2,080	93,028
Commercial business	42,168	102	-	-	1,510	43,780
Consumer	11,252	36	2	-	2,153	13,443
Total loans	$300,676	$2,667	$330	$41	$6,570	$310,284

6.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2011:
Residential first mortgages	$-	$-	$-	$1,109	$1,109
Home equity and lines of credit	-	-	-	171	171
Commercial real estate	1,060	-	-	724	1,784
Commercial business	99	-	-	15	114
Consumer	2,091	-	-	-	2,091
Total loans	$3,250	$-	$-	$2,019	$5,269

December 31, 2010:
Residential first mortgages	$-	$-	$-	$490	$490
Home equity and lines of credit	-	-	-	337	337
Commercial real estate	682	161	813	424	2,080
Commercial business	79	6	1,251	174	1,510
Consumer	2,136	-	-	17	2,153
Total loans	$2,897	$167	$2,064	$1,442	$6,570

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

Following is an analysis of the changes in the ALL for the three and nine months ended September 30, 2011 and 2010:

(Dollar amounts in thousands)	At or for the three months ended		At or for the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$3,562	$3,298	$4,132	$3,202
Provision for loan losses	80	113	320	465
Charge-offs	(126)	(104)	(977)	(381)
Recoveries	9	150	50	171
Balance at the end of the period	$3,525	$3,457	$3,525	$3,457

6.	Loans Receivable and Related Allowance for Loan Losses (continued).

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2011:
Allowance for loan losses:
Beginning Balance	$493	$207	$1,653	$1,166	$43	$3,562
Charge-offs	(39)	(34)	-	(37)	(16)	(126)
Recoveries	-	1	-	5	3	9
Provision	360	150	30	(489)	29	80
Ending Balance	$814	$324	$1,683	$645	$59	$3,525

Nine months ended September 30, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(220)	(161)	(200)	(355)	(41)	(977)
Recoveries	-	1	-	40	9	50
Provision	636	(88)	176	(363)	(41)	320
Ending Balance	$814	$324	$1,683	$645	$59	$3,525

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1	35	-	36
Collectively evaluated for impairment	814	324	1,682	610	59	3,489

Total loans:
Individually evaluated for impairment	-	-	1,450	129	1,966	3,545
Collectively evaluated for impairment	90,704	72,230	91,017	41,822	10,860	306,633

Year ended December 31, 2010:
Allowance for loan losses:
Beginning Balance	$356	$452	$1,895	$448	$51	$3,202
Charge-offs	(40)	(45)	(61)	(216)	(190)	(552)
Recoveries	2	2	147	5	20	176
Provision	80	163	(274)	1,086	251	1,306
Ending Balance	$398	$572	$1,707	$1,323	$132	$4,132

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	387	859	-	1,246
Collectively evaluated for impairment	398	572	1,320	464	132	2,886

Total loans:
Individually evaluated for impairment	-	-	1,769	1,519	2,136	5,424
Collectively evaluated for impairment	84,575	75,458	91,259	42,261	11,307	304,860

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

7.	Goodwill and Intangible Assets.

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2011 and December 31, 2010:

(Dollar amounts in thousands)	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,354	4,027	2,006

Total	$7,691	$2,354	$7,691	$2,006

7.	Goodwill and Intangible Assets (continued).

During the third quarter of 2009, the Corporation recorded goodwill and a core deposit intangible of $2.2 million and $2.8 million, respectively, associated with a branch purchase transaction.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2010 or in the first nine months of 2011.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three and nine month periods ending September 30, 2011, the Corporation recorded intangible amortization expense totaling $110,000 and $348,000, respectively.

8.	Stock Compensation Plans.

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which was approved by shareholders, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of up to ten years.  Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of option activity under the Plan as of September 30, 2011, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2011	100,750	$24.44	$-	6.9
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(7,250)	22.81	-	-
Outstanding as of September 30, 2011	93,500	$24.56	$14	6.2
Exercisable as of September 30, 2011	77,000	$25.95	$-	5.8

A summary of the status of the Corporation’s nonvested option shares as of September 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2011	25,750	$1.89
Granted	-	-
Vested	(6,500)	2.60
Forfeited	(2,750)	2.71
Nonvested as of September 30, 2011	16,500	$1.64

8.	Stock Compensation Plans (continued).

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2011	19,000	$16.79
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2011	19,000	$16.79

For the nine month periods ended September 30, 2011 and 2010, the Corporation recognized $71,000 and $103,000, respectively, in stock compensation expense.  As of September 30, 2011, there was $138,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next 2.3 years.

9.	Fair Values of Financial Instruments.

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

9.	Fair Values of Financial Instruments (continued).

Impaired loans – Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell.  Fair value of the loan’s collateral is typically determined by appraisals or independent valuation.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of September 30, 2011 the fair value consists of loan balances of $171,000, net of a valuation allowance of $36,000, compared to loan balances of $3.2 million, net of a valuation allowance of $1.2 million at December 31, 2010.  There was no additional provision for loan losses recorded during the three or nine months ended September 30, 2011 for impaired loans.

Real estate owned – Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of September 30, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $14,000, which is made up of the outstanding balance of $19,000 and a write-down of $5,000.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2011:
U.S. Treasury and federal agency	$4,426	$-	$4,426	$-
U.S. government sponsored entities and agencies	45,005	-	45,005	-
Mortgage-backed securities: residential	39,776	-	39,776	-
State and political subdivision	38,226	-	38,226	-
Equity securities	2,248	913	1,335	-
	$129,681	$913	$128,768	$-

December 31, 2010:
U.S. Treasury and federal agency	$6,729	$-	$6,729	$-
U.S. government sponsored entities and agencies	62,362		62,362
Mortgage-backed securities: residential	19,380	-	19,380	-
Collateralized mortgage obligations	922	-	922	-
State and political subdivision	33,902	-	33,902	-
Equity securities	2,525	154	2,371	-
	$125,820	$154	$125,666	$-

During the nine month period ended September 30, 2011, the Corporation transferred one equity security from a Level 2 classification to a Level 1 classification.  This equity security had a fair market value of $725,000 at September 30, 2011, compared to $1.0 million at December 31, 2010.

9.	Fair Values of Financial Instruments (continued).

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2011:
Impaired commercial real estate loans	$101	$-	$-	$101
Impaired commercial business loans	34	-	-	34
Other commercial real estate owned	14			14
	$149	$-	$-	$149

December 31, 2010:
Impaired commercial real estate loans	$1,382	$-	$-	$1,382
Impaired commercial business loans	587	-	-	587
	$1,969	$-	$-	$1,969

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2011:

(Dollar amounts in thousands)	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$27,030	$27,030	$19,027	$19,027
Securities	129,681	129,681	125,820	125,820
Loans receivable, net	306,653	311,732	306,152	308,776
Federal bank stocks	3,805	N/A	4,129	N/A
Accrued interest receivable	1,658	1,658	1,763	1,763

Financial liabilities:
Deposits	418,055	425,182	409,658	415,040
Borrowed funds	20,000	23,441	30,000	33,163
Accrued interest payable	544	544	649	649

Off-balance sheet commitments	-	-	-	-

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010:

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

10.	New Accounting Standards.

In December 2010, the Financial Accounting Standards Board (FASB) amended existing guidance relating to goodwill impairment testing.  This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired.  Step 2 of the impairment test shall be performed if it is more likely than not that goodwill is impaired.  The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  The Corporation does not expect the guidance to have a material impact on its consolidated financial statements.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the guidance clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted.  In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

In September 2011, the FASB amended existing guidance to simplify how entities, both public and nonpublic, test goodwill for impairment.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Corporation plans to early adopt the guidance in the fourth quarter of 2011 and does not expect the adoption to have a material impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2011, compared to the same period in 2010 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 19 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $10.0 million or 2.1% to $491.9 million at September 30, 2011 from $481.9 million at December 31, 2010.  This increase resulted primarily from increases in cash and cash equivalents and securities of $8.0 million and $3.9 million, respectively, partially offset by a $1.5 million decrease in other assets.  The net increase in the Corporation’s assets was primarily funded by increases in customer deposits and stockholders’ equity of $8.4 million and $11.0 million, respectively, partially offset by a decrease in borrowed funds of $10.0 million.  The decrease in other assets was due primarily to a reduction in net deferred tax assets relating to the Corporation’s increased unrealized gains on available for sale securities.

Total liabilities decreased $966,000 to $441.8 million at September 30, 2011 from $442.8 million at December 31, 2010, resulting primarily from a $10.0 million reduction in borrowed funds as the Corporation prepaid a $5.0 million FHLB advance and paid off a $5.0 million credit line with another correspondent bank.  Partially offsetting the decrease in borrowed funds, customer deposits increased $8.4 million or 2.1%, which consisted of a $10.9 million or 14.4% increase in noninterest bearing deposits and a $2.5 million decrease in interest bearing deposits, and other liabilities increased $742,000 due primarily to an increase in net deferred tax liabilities relating to the aforementioned increase in unrealized gains on available for sale securities.

Stockholders’ equity increased $11.0 million or 28.2% to $50.1 million at September 30, 2011 from $39.1 million at December 31, 2010.  During the quarter ended March 31, 2011, the Corporation raised $4.6 million in capital, net of expenses, following the issuance of 290,004 shares of common stock in a private placement offering to accredited investors.  During the quarter ended September 30, 2011, the Corporation issued 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock) having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million.  The issuance was pursuant to the U.S. Treasury’s Small Business Lending Fund (SBLF) program.  In connection with this transaction, the Corporation also repurchased 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), issued on December 23, 2008 to the U.S. Treasury in association with participation in the Troubled Asset Relief Program Capital Purchase Plan (TARP/CPP) of the Emergency Economic Stabilization Act of 2008 (EESA).  The Series A Preferred Stock was fully repurchased for the sum of the liquidation amount of $1,000 per share and all accrued and unpaid dividends then due, for a total repurchase amount of $7.5 million. In addition, retained earnings increased $1.5 million during the year-to-date period.  Book value and tangible book value per common share was $22.91 and $19.86, respectively, at September 30, 2011.

At September 30, 2011, the Bank was considered well capitalized under the regulatory framework for prompt corrective action with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.56%, 14.74% and 15.99%, respectively, compared to 7.92%, 13.27% and 14.52%, respectively, at December 31, 2010.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended September 30, 2011 and 2010

General.  Net income before accumulated preferred stock dividends and discount accretion increased $88,000 or 9.2% to $1.0 million for the three months ended September 30, 2011 from $961,000 for the same period in 2010.  This increase was the result of an increase in net interest income of $137,000 and decreases in noninterest expense, the provision for loan losses and the provision for income taxes of $509,000, $33,000 and $57,000, respectively.  Partially offsetting these favorable items, noninterest income decreased $648,000.

Net interest income.  Net interest income on a tax equivalent basis increased $166,000 or 4.2% to $4.1 million for the three months ended September 30, 2011 from $3.9 million for the same period in 2010.  This increase can be attributed to a decrease in interest expense of $290,000 partially offset by a decrease in tax equivalent interest income of $124,000.

Interest income.  Interest income on a tax equivalent basis decreased $124,000 or 2.2% to $5.6 million for the three months ended September 30, 2011, compared to $5.7 million for the same period in the prior year.  This decrease can be attributed to decreases in interest on loans and interest-earning deposits with banks of $139,000 and $23,000, respectively, partially offset by increases in interest on securities and federal bank stocks of $35,000 and $3,000, respectively.

Tax equivalent interest earned on loans receivable decreased $139,000 or 3.1% to $4.4 million for the three months ended September 30, 2011, compared to $4.5 million for the same period in 2010.  This decrease resulted as the average yield on loans receivable decreased 41 basis points to 5.62% for the three months ended September 30, 2011, versus 6.03% for the same period in 2010.  This unfavorable yield variance accounted for a $318,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $12.1 million or 4.1%, accounting for $179,000 in additional loan interest income.

Interest earned on interest-earning deposit accounts decreased $23,000 or 36.5% to $40,000 for the three months ended September 30, 2011 from $63,000 for the same period in 2010.  This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 18 basis points to 0.73% for the three months ended September 30, 2011, compared to 0.91% for the same period in the prior year, accounting for an $11,000 decrease in interest income.  In addition, the average balance of these assets decreased $5.7 million, primarily as excess cash was utilized to repay borrowings and fund security purchases, decreasing interest income by $12,000.

Tax equivalent interest earned on securities increased $35,000 or 3.3% at $1.1 million for the three month periods ended September 30, 2011 and 2010.  This increase resulted from an increase in the yield on securities of seven basis points to 3.36% for the three months ended September 30, 2011, versus 3.29% for the same period in 2010, due primarily to the deployment of excess cash into higher-yielding securities.  This favorable yield variance accounted for a $23,000 increase in interest income.  In addition, the average balance of securities increased $1.4 million or 1.1%, accounting for a $12,000 increase in interest income.

Interest expense.  Interest expense decreased $290,000 or 16.6% to $1.5 million for the three months ended September 30, 2011 from $1.7 million for the same period in 2010.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $150,000 and $140,000, respectively.

Interest expense incurred on deposits decreased $150,000 or 11.3% to $1.2 million for the three months ended September 30, 2011 compared to $1.3 million for the same period in 2010.  The average cost of interest-bearing deposits decreased 20 basis points to 1.41% for the three months ended September 30, 2011, compared to 1.61% for the same period in 2010 causing a $159,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during late 2010 and the first nine months of 2011 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $2.3 million to $330.5 million for the three months ended September 30, 2011, compared to $328.2 million for the same period in 2010 causing a $9,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $140,000 or 33.7% to $275,000 for the three months ended September 30, 2011, compared to $415,000 for the same period in the prior year.  The average balance of borrowed funds decreased $11.7 million or 32.7%, accounting for a $134,000 decrease in interest expense.  In addition, the average cost of borrowed funds decreased six basis points to 4.52% for the three months ended September 30, 2011, compared to 4.58% for the same period in 2010, causing a $6,000 decrease in interest expense.  Both the decrease in volume and decrease in rate were primarily related to the Corporation’s early retirement of $10.0 million and $5.0 million in long-term FHLB borrowings during the third quarter of 2010 and second quarter of 2011, respectively, and the repayment of a $5.0 million credit line at a correspondent bank during the second and third quarter of 2011.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$298,993	$4,238	5.62%	$292,578	$4,446	6.03%
Loans, tax exempt	11,261	154	5.43%	5,588	85	6.03%
Total loans receivable	310,254	4,392	5.62%	298,166	4,531	6.03%
Securities, taxable	93,922	643	2.72%	98,925	642	2.57%
Securities, tax exempt	36,740	464	5.01%	30,307	430	5.63%
Total securities	130,662	1,107	3.36%	129,232	1,072	3.29%
Interest-earning deposits with banks	21,808	40	0.73%	27,458	63	0.91%
Federal bank stocks	3,790	13	1.36%	4,275	10	0.93%
Total interest-earning cash equivalents	25,598	53	0.82%	31,733	73	0.91%
Total interest-earning assets	466,514	5,552	4.72%	459,131	5,676	4.90%
Cash and due from banks	2,629			2,553
Other noninterest-earning assets	21,617			22,194
Total Assets	$490,760			$483,878

Interest-bearing liabilities:
Interest-bearing demand deposits	$178,786	$114	0.25%	$174,670	$192	0.44%
Time deposits	151,707	1,064	2.78%	153,512	1,136	2.94%
Total interest-bearing deposits	330,493	1,178	1.41%	328,182	1,328	1.61%
Borrowed funds, short-term	4,168	39	3.71%	5,000	61	4.84%
Borrowed funds, long-term	20,000	236	4.68%	30,914	354	4.54%
Total borrowed funds	24,168	275	4.51%	35,914	415	4.58%
Total interest-bearing liabilities	354,661	1,453	1.63%	364,096	1,743	1.90%
Noninterest-bearing demand deposits	85,219	-	-	76,124	-	-
Funding and cost of funds	439,880	1,453	1.31%	440,220	1,743	1.57%
Other noninterest-bearing liabilities	3,533			3,607
Total Liabilities	443,413			443,827
Stockholders' Equity	47,347			40,051
Total Liabilities and Stockholders' Equity	$490,760			$483,878
Net interest income		$4,099			$3,933

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.09%			3.00%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.49%			3.40%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$179	$(318)	$(139)
Securities	12	23	35
Interest-earning deposits with banks	(12)	(11)	(23)
Federal bank stocks	(1)	4	3
Total interest-earning assets	178	(302)	(124)

Interest expense:
Interest-bearing deposits	9	(159)	(150)
Borrowed funds	(134)	(6)	(140)
Total interest-bearing liabilities	(125)	(165)	(290)
Net interest income	$303	$(137)	$166

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended September 30, 2011 and 2010 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	September 30,
	2011	2010
Balance at the beginning of the period	$3,562	$3,298
Provision for loan losses	80	113
Charge-offs	(126)	(104)
Recoveries	9	150
Balance at the end of the period	$3,525	$3,457

Non-performing loans	$5,269	$3,211
Non-performing assets	5,624	3,450
Non-performing loans to total loans	1.70%	1.07%
Non-performing assets to total assets	1.14%	0.72%
Allowance for loan losses to total loans	1.14%	1.15%
Allowance for loan losses to non-performing loans	66.90%	107.66%

Nonperforming loans increased $2.1 million to $5.3 million at September 30, 2011 from $3.2 million at September 30, 2010.  The increase in nonperforming loans was primarily due to the addition of four separate credit relationships which were placed on non-accrual status during the fourth quarter of 2010, as previously disclosed in the Corporation’s 2010 Annual Report on Form 10-K, and two separate credit relationships which were placed on non-accrual status during the first quarter of 2011 due to deterioration in the financial condition of the borrowers as a result of poor economic conditions and a general decline in their ability to comply with contractual repayment terms on a timely basis.  The decrease in the allowance for loan losses to nonperforming loans from 107.66% at September 30, 2010 to 66.90% at September 30, 2011 was a result of the aforementioned increase in nonperforming loans primarily related to these six credit relationships.  The Corporation does not consider the decrease in this ratio to be distressing due to the underlying collateral adequacy of the nonperforming loans. During the three months ended September 30, 2011, nonperforming loans decreased by $1.4 million to $5.3 million from $6.7 million at June 30, 2011.  This decrease was primarily due to an $800,000 principal payment and $36,000 partial charge-off made on one problem credit and a $131,000 principal payment on a separate loan relationship.  The Corporation had allocated specific reserves of $568,000 to the first credit during the fourth quarter of 2010.

As of September 30, 2011, the Corporation’s classified and criticized assets amounted to $12.0 million or 2.4% of total assets, with $8.1 million classified as substandard and $3.9 million identified as special mention.  This compares to classified and criticized assets of $14.0 million or 2.0% of total assets, with $10.4 million classified as substandard and $3.5 million identified as special mention at June 30, 2011.  The decrease in criticized and classified assets was primarily the result of the aforementioned principal payments as well as a $932,000 principal reduction of an additional loan relationship previously identified as substandard.

The provision for loan losses decreased $33,000 or 29.2% to $80,000 for the three month period ended September 30, 2011 from $113,000 for the same period in the prior year.  While net charge-offs increased to $126,000 for the three months ended September 30, 2011 from $104,000 for the same period in the prior year, a portion of the charge-offs experienced during the quarter ended September 30, 2011 related to the aforementioned credit with prior specific reserves allocated.  While these charge-offs resulted in an increase in the Corporation’s historical loss experience, the decrease in specific reserves was greater than the result of increasing general reserves triggered by these charge-offs on loan loss history.  Further, the specific reserves required for impaired loans decreased as a result of the aforementioned principal payment and due to the estimated value of the collateral adequacy supporting the loans placed on non-accrual status during the quarter, the Corporation did not require additional provision for impaired loans.

Noninterest income.  Noninterest income decreased $648,000 or 44.0% to $825,000 during the three months ended September 30, 2011, compared to $1.5 million during the same period in the prior year.  This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $629,000 and $120,000, respectively.  During the third quarter of 2010, the Corporation recognized $629,000 in gains related to the sale of securities to facilitate the early retirement of a $10.0 million FHLB long-term borrowing.  These gains offset a $557,000 prepayment penalty related to the repayment of the borrowing which was recorded through noninterest expense.  The decrease in commissions on financial services was primarily the result of the Corporation employing one representative during the quarter ended September 30, 2011 compared to three representatives during the same period in the prior year.  Partially offsetting these unfavorable variances, other noninterest income increased $69,000 as a result of increased interchange fee income and fees and services charges increased $55,000 due to increased overdraft fees.

Noninterest expense.  Noninterest expense decreased $509,000 or 13.0% to $3.4 million during the three months ended September 30, 2011 compared to $3.9 million for the same period in 2010.  This decrease in noninterest expense can be attributed to decreases in other noninterest expenses, FDIC insurance, intangible amortization and compensation and employee benefits of $480,000, $42,000, $31,000 and $18,000, respectively, partially offset by an increase in professional fees of $58,000.  Premises and equipment expenses remained stable between the two periods.

Other noninterest expense decreased $480,000 or 40.3% to $710,000 for the three months ended September 30, 2011, compared to $1.2 million for the same period in the prior year.  This decrease can be attributed primarily to prepayment penalties totaling $557,000 assessed in connection with the early retirement of a $10.0 million FHLB long-term borrowing during the quarter ended September 30, 2010.

FDIC insurance decreased $42,000 or 26.6% to $116,000 for the three months ended September 30, 2011, compared to $158,000 for the same period in the prior year.  This decrease can be attributed to regulatory changes affecting the FDIC insurance premium calculation.  This change was effective for the September 30, 2011 payment and resulted in a decrease in the Corporation’s annual assessment rate from 13.63 basis points to 6.9 basis points.

As a result of a branch purchase completed in the third quarter of 2009, the Corporation recognized $110,000 of core deposit intangible amortization expense during the third quarter of 2011, compared to $141,000 for the same period in the prior year.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Compensation and employee benefits decreased $18,000 or 1.0% to $1.7 million for the three months ended September 30, 2011 compared to $1.8 million for the same period in the prior year.  This decrease can be primarily attributed to decreases in pension expense and commissions paid to financial services representatives.

Provision for income taxes.  The provision for income taxes decreased $57,000 or 21.0% to $214,000 for the three months ended September 30, 2011 compared to $271,000 for the same period in the prior year, as the Corporation’s effective tax rate decreased to 16.9% for the third quarter of 2011 from 22.0% from the same quarter in the prior year due to an increase in tax-exempt income.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 16.9% for the quarter ended September 30, 2011, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Month Period Ended September 30, 2011 and 2010

General.  Net income before accumulated preferred stock dividends and discount accretion increased $91,000 to $2.3 million for the nine months ended September 30, 2011 from $2.2 million for the same period in 2010.  This increase was the result of increases in net interest income of $452,000, and decreases in the provision for loan losses and the provision for income taxes of $145,000 and $103,000, respectively.  Partially offsetting these favorable items, noninterest income decreased $436,000.  Noninterest expense remained flat between the two year-to-date periods.

Net interest income.  Net interest income on a tax equivalent basis increased $557,000 or 4.9% to $12.0 million for the nine months ended September 30, 2011 from $11.4 million for the same period in 2010.  This increase can be attributed to a decrease in interest expense of $968,000 partially offset by a decrease in tax equivalent interest income of $411,000.

Interest income.  Interest income on a tax equivalent basis decreased $411,000 or 2.4% to $16.5 million for the nine months ended September 30, 2011, compared to $16.9 million for the same period in the prior year.  This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $303,000, $42,000 and $73,000, respectively, partially offset by an increase in interest on federal bank stocks of $7,000.

Tax equivalent interest earned on loans receivable decreased $303,000 or 2.3% at $13.1 million for the nine months ended September 30, 2011, compared to $13.4 million for the same period in 2010.  This decrease resulted from a decrease in the average yield on loans receivable of 37 basis points to 5.70% for the nine months ended September 30, 2011, versus 6.07% for the same period in 2010.  This unfavorable yield variance accounted for an $824,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $11.8 million or 4.0%, accounting for $521,000 in additional loan interest income.

Tax equivalent interest earned on securities decreased $42,000 or 1.3% at $3.2 million for the nine months ended September 30, 2011 and 2010.  The average yield on securities decreased seven basis points to 3.34% for the nine months ended September 30, 2011, versus 3.41% for the same period in 2010, due primarily to the deployment of cash received from the U.S. government agency calls into shorter-termed investment securities at market yields lower than the overall average of the existing portfolio.  This unfavorable yield variance accounted for a $72,000 decrease in interest income.  Partially offsetting this unfavorable yield decrease, the average balance of securities increased $1.2 million or 1.0%, accounting for a $30,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $73,000 or 34.1% to $141,000 for the nine months ended September 30, 2011 from $214,000 for the same period in 2010.  The average yield on interest-earning deposit accounts decreased 30 basis points to 0.70% for the nine months ended September 30, 2011, compared to 1.00% for the same period in the prior year, accounting for a $60,000 decrease in interest income.  In addition, the average balance of these assets decreased $1.8 million or 6.3%, accounting for a $13,000 reduction in interest income.

 Interest expense.  Interest expense decreased $968,000 or 17.7% to $4.5 million for the nine months ended September 30, 2011 from $5.5 million for the same period in 2010.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $600,000 and $368,000, respectively.

Interest expense incurred on deposits decreased $600,000 or 14.4% to $3.6 million for the nine months ended September 30, 2011 compared to $4.2 million for the same period in 2010.  The average cost of interest-bearing deposits decreased 28 basis points to 1.43% for the nine months ended September 30, 2011, compared to 1.71% for the same period in 2010 causing a $679,000 decrease in interest expense.  This decrease was primarily due to deposits repricing during late 2010 and the first nine months of 2011 in the overall low interest-rate environment.  Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $6.3 million or 1.9% to $332.0 million for the nine months ended September 30, 2011, compared to $325.7 million for the same period in 2010 causing a $79,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $368,000 or 28.0% to $948,000 for the nine months ended September 30, 2011, compared to $1.3 million for the same period in the prior year.  The average balance of borrowed funds decreased $11.3 million or 29.3%, accounting for a $392,000 decrease in interest expense.  Partially offsetting this favorable volume variance, the average cost of borrowed funds increased nine basis points to 4.64% for the nine months ended September 30, 2011, compared to 4.55% for the same period in 2010, causing a $24,000 increase in interest expense.  Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $10.0 million in long-term FHLB borrowings during the third quarter of 2010, the early repayment of an additional $5.0 million long-term FHLB borrowing during the second quarter of 2011 and the $5.0 million repayment of a credit line with a correspondent bank during the third quarter of 2011.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$295,718	$12,659	5.72%	$289,555	$13,153	6.07%
Loans, tax exempt	12,005	464	5.17%	6,391	273	5.71%
Total loans receivable	307,723	13,123	5.70%	295,946	13,426	6.07%

Securities, taxable	90,522	1,762	2.60%	96,780	1,982	2.74%
Securities, tax exempt	35,929	1,394	5.19%	28,473	1,216	5.71%
Total securities	126,451	3,156	3.34%	125,253	3,198	3.41%

Interest-earning deposits with banks	26,869	141	0.70%	28,680	214	1.00%
Federal bank stocks	3,928	39	1.33%	4,222	32	1.01%
Total interest-earning cash equivalents	30,797	180	0.78%	32,902	246	1.00%

Total interest-earning assets	464,971	16,459	4.73%	454,101	16,870	4.97%
Cash and due from banks	2,549			2,396
Other noninterest-earning assets	21,797			22,719
Total assets	$489,316	$16,459	4.50%	$479,216	$16,870	4.71%

Interest-bearing liabilities:
Interest-bearing demand deposits	$181,338	$380	0.28%	$168,659	$654	0.52%
Time deposits	150,635	3,181	2.82%	156,996	3,506	2.99%
Total interest-bearing deposits	331,973	3,561	1.43%	325,655	4,161	1.71%
Borrowed funds, long-term	22,766	789	4.63%	33,645	1,136	4.51%
Borrowed funds, short-term	4,564	159	4.66%	5,000	180	4.81%
Total borrowed funds	27,330	948	4.64%	38,645	1,316	4.55%
Total interest-bearing liabilities	359,303	4,509	1.68%	364,300	5,477	2.01%
Noninterest-bearing demand deposits	82,414	-	-	73,013	-	-
Funding and cost of funds	441,717	4,509	1.36%	437,313	5,477	1.67%
Other noninterest-bearing liabilities	3,764			3,307
Total liabilities	445,481			440,620
Stockholders' equity	43,835			38,596
Total liabilities and stockholders' equity	$489,316	$4,509	1.36%	$479,216	$5,477	1.67%
Net interest income		$11,950			$11,393

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.05%			2.96%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.44%			3.35%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$521	$(824)	$(303)
Securities	30	(72)	(42)
Interest-earning deposits with banks	(13)	(60)	(73)
Federal bank stocks	(2)	9	7
Total interest-earning assets	536	(947)	(411)

Interest expense:
Deposits	79	(679)	(600)
Borrowed funds	(392)	24	(368)
Total interest-bearing liabilities	(313)	(655)	(968)
Net interest income	$849	$(292)	$557

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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2011 and 2010 is as follows:

(Dollar amounts in thousands)	At or for the nine months ended
	September 30,
	2011	2010
Balance at the beginning of the period	$4,132	$3,202
Provision for loan losses	320	465
Charge-offs	(977)	(381)
Recoveries	50	171
Balance at the end of the period	$3,525	$3,457

Non-performing loans	$5,269	$3,211
Non-performing assets	5,624	3,450
Non-performing loans to total loans	1.70%	1.07%
Non-performing assets to total assets	1.14%	0.72%
Allowance for loan losses to total loans	1.14%	1.15%
Allowance for loan losses to non-performing loans	66.90%	107.66%

Nonperforming loans increased $2.1 million to $5.3 million at September 30, 2011 from $3.2 million at September 30, 2010.  The increase in nonperforming loans was primarily due to the addition of four separate credit relationships which were placed on non-accrual status during the fourth quarter of 2010, as previously disclosed in the Corporation’s 2010 Annual Report on Form 10-K, and two separate credit relationships which were placed on non-accrual status during the first quarter of 2011 due to deterioration in the financial condition of the borrowers as a result of poor economic conditions and a general decline in their ability to comply with contractual repayment terms on a timely basis.  The decrease in the allowance for loan losses to nonperforming loans from 107.66% at September 30, 2010 to 66.90% at September 30, 2011 was a result of the aforementioned increase in nonperforming loans primarily related to these six credit relationships.  The Corporation does not consider the decrease in this ratio to be distressing due to the underlying collateral adequacy of the nonperforming loans.  During the nine months ended September 30, 2011, nonperforming loans decreased $1.3 million to $5.3 million from $6.6 million at December 31, 2010.

As of September 30, 2011, the Corporation’s classified and criticized assets amounted to $12.0 million or 2.4% of totals assets, with $8.1 million classified as substandard and $3.9 million identified as special mention.  This compares to classified and criticized assets of $12.4 million or 2.6% of total assets, with $8.3 million classified as substandard, $44,000 classified as doubtful and $4.1 million identified as special mention at December 31, 2010.  The decrease in criticized and classified assets was primarily due to an $800,000 principal payment and $36,000 partial charge off made on one problem credit and a $131,000 principal payment on a separate loan relationship.

The provision for loan losses decreased $145,000 or 31.2% to $320,000 for the nine month period ended September 30, 2011 from $465,000 for the same period in the prior year.  While net charge-offs increased to $977,000 for the nine months ended September 30, 2011 from $381,000 for the same period in the prior year, a significant portion of the charge-offs experienced during the nine months ended September 30, 2011 related to four loans with prior specific reserves allocated.  While these charge-offs resulted in an increase in the Corporation’s historical loss experience, the decrease in specific reserves was greater than the result of increasing general reserves triggered by these charge-offs on loan loss history.  Further, the specific reserve required for impaired loans decreased as a result of the aforementioned principal payment and due to the estimated value of the collateral supporting the loans placed on non-accrual status during the quarter, the Corporation did not require additional provision for impaired loans.

Noninterest income.  Noninterest income decreased $436,000 or 12.8% to $3.0 million during the nine months ended September 30, 2011, compared to $3.4 million during the same period in the prior year.  This decrease was primarily due to decreases in commissions on financial services and gains on the sale of securities of $146,000 and $547,000, respectively.  Partially offsetting these unfavorable variances, other noninterest income increased $183,000 as a result of increased interchange fee income and customer service fees increased $82,000.

Noninterest expense.  Noninterest expense remained stable at $10.8 million during the nine months ended September 30, 2011 and 2010.  This can be attributed to increases in premises and equipment and professional fees of $63,000 and $125,000, respectively, partially offset by decreases in intangible amortization, FDIC insurance premiums and other noninterest expenses of $97,000, $33,000 and $68,000, respectively.

Compensation and employee benefits remained stable at $5.4 million during the nine months ended September 30, 2011 and 2010.  This can be primarily attributed to normal salary and wage increases partially offset by decreases in pension expense, commissions paid to financial service representatives and stock compensation expense.

Premises and equipment increased $63,000 or 3.9% to $1.7 million for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010.  This increase was primarily related to the fourth quarter 2010 purchase of the Titusville office building.

Professional fees increased $125,000 or 30.3% to $538,000 for the nine months ended September 30, 2011, compared to $413,000 for the same period in the prior year.  This increase was primarily related to costs associated with human resources consulting, legal fees relating to foreclosure activities and increased accounting and audit fees.

As a result of the third quarter 2009 branch acquisition, the Corporation recognized $348,000 of core deposit intangible amortization expense during the first nine months of 2011, compared to $445,000 for the same period in the prior year.  Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

FDIC insurance decreased $33,000 or 7.4% to $414,000 for the nine months ended September 30, 2011, compared to $447,000 for the same period in the prior year.  This decrease can be attributed to regulatory changes affecting the FDIC insurance premium calculation.  This change was effective for the September 30, 2011 FDIC payment and resulted in a decrease in the Corporation’s annual assessment rate from 13.63 basis points to 6.9 basis points.

Other noninterest expenses decreased $68,000 or 2.7% to $2.4 million for the nine months ended September 30, 2011, compared to $2.5 million for the same period in the prior year.  This decrease can be attributed primarily to prepayment penalties totaling $336,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the nine months ended September 30, 2011, compared to prepayment penalties totaling $557,000 during the same period in the prior year.  Partially offsetting this decrease, collection, ATM processing, marketing and shares tax expenses increased by $55,000, $45,000, $32,000 and $23,000, respectively.

Provision for income taxes.  The provision for income taxes decreased $30,000 to $611,000 for the nine months ended September 30, 2011 compared to $641,000 for the same period in the prior year, as the Corporation’s effective tax rate decreased to 18.6% for the nine months ended September 30, 2011 from 20.5% from the same quarter in the prior year.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.5% for the quarter ended September 30, 2011, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities.  During the nine months ended September 30, 2011, the Corporation used its sources of funds primarily to reduce borrowed funds and to fund loan originations and security purchases.  As of September 30, 2011, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $47.9 million, and standby letters of credit totaling $219,000.

At September 30, 2011, time deposits amounted to $149.5 million or 35.8% of the Corporation’s total consolidated deposits, including approximately $43.0 million of which are scheduled to mature within the next year.  Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At September 30, 2011, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $139.1 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at September 30, 2011,  the Corporation’s interest-earning assets maturing or repricing within one year totaled $149.8 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $136.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $13.6 million.  At September 30, 2011, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 90.9%.

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

As of September 30, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: November 10, 2011	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer