Form 10-K
period 2011-12-31
EMCLAIRE FINANCIAL CORP
filed 2012-03-23
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒.

As of June 30, 2011, the aggregate value of the 1,489,239 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 258,169 shares held by the directors and officers of the Registrant as a group, was approximately $24.8 million. This figure is based on the last sales price of $16.62 per share of the Registrant’s Common Stock on June 30, 2011. The number of outstanding shares of common stock as of March 23, 2012, was 1,751,908.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP.

K-i

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

The Bank is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law. The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (BHCA), and a financial holding company under the Gramm-Leach Bliley Act of 1999 (GLBA).

At December 31, 2011, the Corporation had $491.9 million in total assets, $50.7 million in stockholders’ equity, $312.5 million in net loans and $416.5 million in deposits.

Lending Activities

General.  The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Bank’s loans are originated in and secured by property within the Bank’s primary market area.

One-to-Four Family Mortgage Loans.  The Bank offers first mortgage loans secured by one-to-four family residences located mainly in the Bank’s primary lending area. One-to-four family mortgage loans amounted to 29.6% of the total loan portfolio at December 31, 2011. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans.  The Bank originates home equity loans secured by single-family residences. Home equity loans amounted to 22.5% of the total loan portfolio at December 31, 2011. These loans may be either a single advance fixed-rate loan with a term of up to 20 years, or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Bank’s lending activities. Commercial business and commercial real estate loans amounted to 43.9% of the total loan portfolio at December 31, 2011. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Bank also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 4.0% of the total loan portfolio at December 31, 2011.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2011, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $6.8 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2011, the Bank’s largest single lending relationship had an outstanding balance of $6.8 million. The Bank’s next largest single lending relationship had an outstanding balance of $5.6 million. These loans were performing in accordance with their loan terms at December 31, 2011.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2011		2010		2009		2008		2007
	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans on real estate:
Residential first mortgages	$93,610	29.6%	$84,575	27.3%	$74,099	25.0%	$74,130	27.7%	$65,706	28.3%
Home equity loans and lines of credit	71,238	22.5%	75,458	24.3%	77,284	26.1%	57,454	21.5%	49,426	21.3%
Commercial	94,765	30.0%	93,028	30.0%	89,952	30.4%	85,689	32.1%	71,599	30.9%
Total real estate loans	259,613	82.1%	253,061	81.6%	241,335	81.5%	217,273	81.3%	186,731	80.5%
Other loans:
Commercial business	43,826	13.9%	43,780	14.1%	41,588	14.1%	40,787	15.2%	35,566	15.3%
Consumer	12,642	4.0%	13,443	4.3%	12,894	4.4%	9,429	3.5%	9,679	4.2%
Total other loans	56,468	17.9%	57,223	18.4%	54,482	18.5%	50,216	18.7%	45,245	19.5%
Total loans receivable	316,081	100.0%	310,284	100.0%	295,817	100.0%	267,489	100.0%	231,976	100.0%
Less:
Allowance for loan losses	3,536		4,132		3,202		2,651		2,157
Net loans receivable	$312,545		$306,152		$292,615		$264,838		$229,819

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2011. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Residential mortgages	$800	$1,962	$10,000	$80,848	$93,610
Home equity loans and lines of credit	828	4,976	24,015	41,419	71,238
Commercial mortgages	942	4,562	18,402	70,859	94,765
Commercial business	2,914	7,885	3,798	29,229	43,826
Consumer	444	6,328	1,191	4,679	12,642
	$5,928	$25,713	$57,406	$227,034	$316,081

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2011:

(Dollar amounts in thousands)	Fixed rates	Adjustable rates
Residential mortgage	$77,500	$15,310
Home equity loans and lines of credit	56,332	14,078
Commercial mortgage	14,318	79,505
Commercial business	22,523	18,389
Consumer	7,399	4,799
	$178,072	$132,081

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

Delinquencies and Classified Assets

Delinquent Loans and Other Real Estate Acquired Through Foreclosure (OREO).  Typically, a loan is considered past due and a late charge is assessed when the borrower has not made a payment within fifteen days from the payment due date. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure less costs to sell, thereby establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less the cost to sell the property. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Corporation generally attempts to sell its OREO properties as soon as practical upon receipt of clear title.

As of December 31, 2011, the Corporation’s non-performing assets amounted to $5.9 million or 1.19% of the Corporation’s total assets compared to $7.0 million or 1.45% of the Corporation’s total assets at December 31, 2010. Non-performing assets at December 31, 2011 included non-accrual loans, loans past due 90 days and OREO of $5.5 million, $66,000 and $307,000, respectively. Included in non-accrual loans at December 31, 2011 were eight loans totaling $794,000 considered to be troubled debt restructurings. Interest income of $432,000 would have been recorded in 2011 if the nonaccrual loans had been current and performing during the entire period. Interest of $310,000 on these loans was included in income during 2011.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2011, the Corporation’s classified and criticized assets amounted to $11.8 million or 2.4% of total assets, with $7.3 million classified as substandard and $4.5 million identified as special mention.

Included in classified and criticized assets at December 31, 2011 are two large loans exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first loan, with an outstanding balance of $2.9 million at December 31, 2011, was originated for the construction of a hotel, restaurant and retail plaza secured by such property, the borrower’s personal residence, a separate residence and a separate farm. The hotel, restaurant and retail plaza are complete and operational. However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower does not have other liquid sources of cash flow. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2011, the loan was current but identified as special mention. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Bank does not currently expect to incur a loss on this loan.

The second loan, with an outstanding balance of $2.1 million at December 31, 2011, is a consumer installment loan for the purpose of consolidating various personal debts. This loan is secured by a lien on the primary residence of the borrower discussed above, an assigned life insurance policy and the assignment of patent royalty income. Due to business difficulties and decreased royalty income, payments on the loan have not always been timely. At December 31, 2011, the loan was non-performing and classified as substandard. As a result of the estimated value of the lien on the property owned by the first borrower, the estimated cash flow of royalty income and the borrower’s business prospects, the Bank does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s non-performing assets as of December 31:

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Non-performing loans	$5,565	$6,611	$2,418	$1,011	$952
Total as a percentage of gross loans	1.76%	2.13%	0.82%	0.38%	0.41%
Repossessions	—	—	40	—	—
Real estate acquired through foreclosure	307	373	173	50	129
Total as a percentage of total assets	0.06%	0.08%	0.05%	0.01%	0.04%
Total non-performing assets	$5,872	$6,984	$2,631	$1,061	$1,081
Total non-performing assets as a percentage of total assets	1.19%	1.45%	0.56%	0.28%	0.35%
Allowance for loan losses as a percentage of non-performing loans	63.54%	62.50%	132.42%	262.22%	226.58%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2011 of $3.5 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$4,132	$3,202	$2,651	$2,157	$2,035
Provision for loan losses	420	1,306	1,367	500	256
Allowance for loan losses of ECSLA	—	—	—	206	—
Charge-offs:
Residential mortgage loans	(224)	(40)	(35)	(10)	(48)
Home equity loans and lines of credit	(188)	(45)	—	—	—
Commercial mortgage loans	(200)	(61)	(477)	(82)	(34)
Commercial business loans	(415)	(216)	(264)	—	(22)
Consumer loans	(67)	(190)	(83)	(160)	(60)
	(1,094)	(552)	(859)	(252)	(164)
Recoveries:
Residential mortgage loans	3	2	—	—	1
Home equity loans and lines of credit	1	2	—	—	—
Commercial mortgage loans	—	147	—	—	—
Commercial business loans	63	5	7	15	16
Consumer loans	11	20	36	25	13
	78	176	43	40	30
Net charge-offs	(1,016)	(376)	(816)	(212)	(134)
Balance at end of period	$3,536	$4,132	$3,202	$2,651	$2,157
Ratio of net charge-offs to average loans outstanding	0.32%	0.12%	0.29%	0.08%	0.06%
Ratio of allowance to total loans at end of period	1.12%	1.33%	1.08%	0.99%	0.93%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands) Loan Categories:	2011		2010		2009		2008		2007
	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans
Commercial, financial and agricultural	$590	13.9%	$1,323	14.1%	$448	14.1%	$431	15.2%	$387	15.3%
Commercial mortgages	1,737	30.0%	1,707	30.0%	1,891	30.4%	1,369	32.1%	1,068	30.9%
Residential mortgages	832	29.6%	398	27.3%	356	25.0%	363	27.7%	309	28.3%
Home equity loans	320	22.5%	572	24.3%	452	26.1%	467	21.5%	368	21.3%
Consumer loans	57	4.0%	132	4.3%	51	4.4%	73	3.5%	79	4.2%
Unallocated	—	—	—	—	4	—	(52)	—	(54)	—
	$3,536	100%	$4,132	100%	$3,202	100%	$2,651	100%	$2,157	100%

Investment Activities

General.  The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, municipal and equity securities.

Investment decisions are made within policy guidelines established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2011:

(Dollar amounts in thousands)	Due in 1 year or less	Due from 1 to 3 years	Due from 3 to 5 years	Due from 5 to 10 years	Due after 10 years	No scheduled maturity	Total
U.S. Treasury and federal agency	$—	$—	$—	$3,822	$638	$—	$4,460
U.S. government sponsored entities and agencies	—	—	33,515	8,005	—	—	41,520
Mortgage-backed securities: residential	—	166	3	1	37,308	—	37,478
State and political subdivision	—	1,152	4,114	27,143	4,591	—	37,000
Equity securities	—	—	—	—	—	2,696	2,696
Estimated fair value	$—	$1,318	$37,632	$38,971	$42,537	$2,696	$123,154
Weighted average yield(1)	0.00%	4.56%	2.05%	4.10%	3.90%	3.04%	3.39%

(1)	Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2011	2010	2009
U.S. Treasury and federal agency	$4,460	$6,729	$3,001
U.S. government sponsored entities and agencies	41,520	62,362	50,797
Mortgage-backed securities: residential	37,478	19,380	16,530
Collateralized mortgage obligations	—	922	5,130
State and political subdivision	37,000	33,902	26,967
Equity securities	2,696	2,525	2,818
	$123,154	$125,820	$105,243

For additional information regarding the Corporation’s investment portfolio see “Note 4 — Securities” on page F-14 to the consolidated financial statements.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and investing activities. Secondary sources of funds are derived from loan repayments, investment maturities and borrowed funds. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through other various sources. For a description of the Bank’s sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in item 7.

Deposits.  The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, non-interest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

Deposit products are promoted in periodic newspaper and radio advertisements, along with notices provided in customer account statements. The Bank’s marketing strategy is based on its reputation as a community bank that provides quality products and personalized customer service.

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

The following table summarizes the Corporation’s deposits as of December 31:

	2011			2010
(Dollar amounts in thousands) Type of accounts	Weighted average rate	Amount	%	Weighted average rate	Amount	%
Non-interest bearing deposits	—	$84,871	20.4%	—	$75,941	18.5%
Interest bearing demand deposits	0.19%	186,107	44.7%	0.28%	188,910	46.1%
Time deposits	2.98%	145,490	34.9%	3.25%	144,807	35.4%
	1.13%	$416,468	100.0%	1.28%	$409,658	100.0%

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2011 by time remaining to maturity:

(Dollar amounts in thousands)	Amount
Less than three months	$2,397
Over three months to six months	5,468
Over six months to twelve months	5,116
Over twelve months	41,478
$54,459

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

(Dollar amounts in thousands)	2011	2010
Ending balance	$20,000	$30,000
Average balance	25,482	36,488
Maximum balance	30,000	40,000
Average rate	4.65%	4.56%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits and Borrowed Funds” in item 7 and “Note 10 — Deposits” on page F-24 and “Note 11 — Borrowed Funds” on page F-25 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. As of December 31, 2011, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2011, the Bank had 118 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation.  The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the BHCA and a financial holding company under the GLBA. The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require. Recent changes to the Bank Holding Company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior FRB approval, a bank holding company may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The GLBA amended portions of the BHCA to authorize bank holding companies to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a financial holding company by submitting to the appropriate FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Corporation submitted the declaration of election to become a financial holding company with the FRB of Cleveland in February 2007, and the election became effective in March 2007.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and changes the jurisdictions of existing bank regulatory agencies. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau has been established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.
•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules.
•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.
•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.
•	Deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the DIF increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Corporation:

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.
•	Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.
•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.
•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
•	Smaller reporting companies are exempt from complying with the internal control over financial reporting auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Limitations on Transactions with Affiliates.  Transactions between national banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank includes any company or entity which controls the national bank or that is controlled by a company that controls the national bank. In a holding company context, the holding company of a national bank (such as the Corporation) and any companies which are controlled by such holding company are affiliates of the national bank. Generally, Section 23A limits the extent to which the national bank of its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the national bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a national bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2011, the Bank’s loans-to-one-borrower limit was $6.8 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2011, the Bank’s largest single lending relationship had an outstanding balance of $6.8 million. The Bank’s next largest single lending relationship had an outstanding balance of $5.6 million at December 31, 2011.

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

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the six categories used by regulators to rate banking organizations (CAMELS), the minimum leverage ratio of Tier 1 capital to total assets must be 3%. All other institutions are required to maintain a minimum leverage ratio of 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

The following table sets forth certain information concerning regulatory capital ratios of the consolidated Corporation and the Bank as of the dates presented:

(Dollar amounts in thousands)	December 31, 2011				December 31, 2010
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$50,512	17.85%	$45,550	16.25%	$37,912	13.34%	$40,850	14.52%
For capital adequacy purposes	22,636	8.00%	22,422	8.00%	22,738	8.00%	22,504	8.00%
To be well capitalized	N/A	N/A	28,027	10.00%	N/A	N/A	28,130	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$47,008	16.61%	$42,046	15.00%	$34,388	12.10%	$37,326	13.27%
For capital adequacy purposes	11,318	4.00%	11,211	4.00%	11,369	4.00%	11,252	4.00%
To be well capitalized	N/A	N/A	16,816	6.00%	N/A	N/A	16,878	6.00%
Tier 1 capital to average assets:
Actual	$47,008	9.71%	$42,046	8.69%	$34,388	7.23%	$37,326	7.92%
For capital adequacy purposes	19,362	4.00%	19,347	4.00%	19,034	4.00%	18,858	4.00%
To be well capitalized	N/A	N/A	24,183	5.00%	N/A	N/A	23,572	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2011, the Bank exceeded the required ratios for classification as “well capitalized.”

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized.

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

Insurance of Accounts.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

In 2010, the Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF. Among other things, the Dodd-Frank Act (1) raised the minimum fund reserve ratio from 1.15% to 1.35%, (2) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.50%, (4) removed the 1.50% cap on the reserve ratio, (5) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (6) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a Restoration Plan that, among other things, (1) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (2) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (3) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates if needed. On February 7, 2011 the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, which changed the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 2.5 to 9 basis points for Category I banks to 35 basis points for Category IV banks.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is 0.660 basis points or approximately 0.165 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the FDIC extended this increased insurance level to $250,000 per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased the FDIC insurance coverage to $250,000 per depositor.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (TAGP), which provided full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agreed to participate in the program. The unlimited coverage applied to all personal and business checking deposit accounts that do not earn interest, which include demand deposit accounts, low-interest NOW accounts (NOW accounts that cannot earn more than 0.25% interest), Official Items and IOLTA accounts. A 10 basis point surcharge was added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. This unlimited insurance coverage was temporary and was originally scheduled to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program through June 30, 2010 and it was again extended through December 31, 2010. The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue in the TAGP. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of IOLTA accounts. As this unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment was collected on September 30, 2009. Based on the Bank’s assets and Tier 1 capital at that time, the assessment totaled $178,000.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay approximately three years of estimated insurance assessments. The prepayment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry. Payment of the prepaid assessment, which totaled $2.1 million, along with the payment of the regular third quarter assessment was due on December 30, 2009.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2011, the Bank was in compliance with these requirements.

Item 1A. Risk Factors

Not required as the Corporation is a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation owns no real property but utilizes the main office of the Bank, which is owned by the Bank. The Corporation’s and the Bank’s executive offices are located at 612 Main Street, Emlenton, Pennsylvania. The Corporation pays no rent or other form of consideration for the use of this facility.

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 7 — Premises and Equipment” on page F-22 to the consolidated financial statements.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp. common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”. The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc. 4 Tower Bridge, Suite 300 200 Bar Harbor Drive West Conshohocken, PA 19428 Telephone: (800) 889-6440	Janney Montgomery Scott LLC 1801 Market Street Philadelphia, PA 19103-1675 Telephone: (215) 665-6000	Monroe Securities, Inc. 100 North Riverside Plaza Suite 1620 Chicago, IL 60606 Telephone: (312) 327-2530

The Corporation has traditionally paid regular quarterly cash dividends. Future dividends will be determined by the Board of Directors after giving consideration to the Corporation’s financial condition, results of operations, tax status, industry standards, economic conditions, regulatory requirements and other factors.

The following table sets forth the high and low sale and quarter-end closing market prices of our common stock for the last two years as reported by the Nasdaq Capital Market as well as cash dividends paid for the quarterly periods presented.

	Market Price			Cash Dividend
	High	Low	Close
2011:
Fourth quarter	$16.35	$14.80	$15.95	$0.16
Third quarter	18.05	15.00	16.35	0.16
Second quarter	18.50	15.69	16.62	0.16
First quarter	18.99	16.37	17.25	0.16
2010:
Fourth quarter	$17.30	$15.81	$16.35	$0.14
Third quarter	18.00	15.55	16.50	0.14
Second quarter	16.50	14.36	15.85	0.14
First quarter	15.20	13.19	14.51	0.14

As of March 1, 2012, there were approximately 713 stockholders of record and 1,751,908 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares. Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees. To obtain a plan document and authorization card call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2011.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010. This review should be read in conjunction with the consolidated financial statements beginning on page F-1.

Overview

The Corporation reported an increase in net income available to common stockholders of $640,000 for 2011 as consolidated net income available to common stockholders amounted to $3.3 million or $1.98 per common share for 2011, compared to $2.7 million or $1.85 per common share for 2010. Net income available to common stockholders was impacted by the following:

•	Net interest income increased $624,000 or 4.2% in 2011. This increase was primarily related to a decrease in interest expense of $1.2 million or 16.9% as the Corporation’s cost of funds decreased 29 basis points to 1.33% for 2011 from 1.62% for 2010.
•	Noninterest income decreased $365,000 or 8.7% to $3.8 million for the year ended December 31, 2011 from $4.2 million for the same period in 2010. The decrease was primarily related to a $493,000 decrease in nonrecurring securities gains and an $180,000 decrease in fees from financial services, which were partially offset by increases in customer service fees and other income of $71,000 and $248,000, respectively.
•	Provision for loan losses decreased $886,000 or 67.8% to $420,000 for the year ended December 31, 2011 from $1.3 million in 2010. The decrease was primarily related to the successful resolution and payoff of certain nonperforming loans during 2011, which led to an overall decrease in the provision for loan losses.
•	Noninterest expense increased $232,000 or 1.7% primarily due to increases in compensation and benefits, premises and equipment, professional fees and other noninterest expense of $248,000, $55,000, $158,000 and $54,000, respectively. Included in other noninterest expense was $334,000 in prepayment penalties incurred in the third quarter of 2011 associated with the early retirement of a $5.0 million Federal Home Loan Bank advance, compared to $557,000 in prepayment penalties related to the early retirement of $10.0 million in advances during 2010.

Changes in Financial Condition

Total assets increased $10.0 million or 2.1% to $491.9 million at December 31, 2011 from $481.9 million at December 31, 2010. This increase primarily related to increases in cash and equivalents and net loans receivable of $9.2 million and $6.4 million, respectively. Partially offsetting these increases, investment securities and other assets decreased $2.7 million and $1.9 million, respectively.

The Corporation’s asset growth was primarily driven by increases in customer deposits of $6.8 million and stockholders’ equity of $11.6 million. Partially offsetting these increases, borrowed funds decreased $10.0 million.

Cash and cash equivalents.  These accounts increased $9.2 million or 48.2% to $28.2 million at December 31, 2011 from $19.0 million at December 31, 2010. This increase primarily related to proceeds from investment security calls received in late December 2011, which were not redeployed into securities or loans before year-end. Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities.  Securities decreased $2.7 million or 2.1% to $123.2 million at December 31, 2011 from $125.8 million at December 31, 2010. This decrease was partly related to the utilization of cash received from investment security calls to fund loan originations rather than security purchases. Partially offsetting this deployment strategy, net unrealized gains associated with the investment portfolio increased $4.2 million to $4.5 million at December 31, 2011 from $260,000 at December 31, 2010 primarily due to the decline in market interest rates during 2011.

Loans receivable.  Net loans receivable increased $6.4 million or 2.1% to $312.5 million at December 31, 2011 from $306.2 million at December 31, 2010 as residential first mortgages increased $9.0 million or 10.7%, commercial real estate loans increased $1.7 million or 1.9% and commercial business loans increased $46,000, partially offset by a $4.2 million or 5.6% decrease in home equity loans and lines of credit and an $801,000 decrease in consumer loans.

Non-performing assets.  Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Non-performing assets were $5.9 million or 1.19% of total assets at December 31, 2011 compared to $7.0 million or 1.45% of total assets at December 31, 2010. Non-performing assets consisted of non-performing loans and real estate owned of $5.6 million and $307,000, respectively, at December 31, 2011 and $6.6 million and $373,000, respectively, at December 31, 2010. At December 31, 2011, non-performing loans consisted primarily of consumer, commercial mortgage and residential mortgage loans.

Federal bank stocks.  Federal bank stocks were comprised of FHLB stock and FRB stock of $2.7 million and $984,000, respectively, at December 31, 2011. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks. The FHLB notified member banks in December 2008 that it was suspending dividend payments and the repurchase of capital stock; however, due to its improved financial condition, since the fourth quarter of 2010, the FHLB has repurchased a portion of the Bank’s excess capital stock each quarter. The repurchases totaled $611,000 and $173,000, respectively, for the years ended December 31, 2011 and 2010.

Bank-owned life insurance (BOLI).  The Corporation maintains single premium life insurance policies on 20 current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account during 2011 were associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment.  Premises and equipment decreased $215,000 or 2.3% to $9.0 million at December 31, 2011 from $9.2 million at December 31, 2010. The overall decrease in premises and equipment during the year was due to normal depreciation and amortization of $798,000, partially offset by capital expenditures of $583,000.

Goodwill.  Goodwill was $3.7 million at December 31, 2011 and 2010. Goodwill is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2011.

Core deposit intangible.  The core deposit intangible was $1.6 million at December 31, 2011. In connection with the assumption of deposits through the 2009 Titusville branch purchase, the Bank recorded a core deposit intangible of $2.8 million. This asset represents the long-term value of the core deposits acquired. Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard financial instrument present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $441,000 and $564,000 of intangible amortization in 2011 and 2010, respectively.

Deposits.  Total deposits increased $6.8 million or 1.7% to $416.5 million at December 31, 2011 from $409.7 million at December 31, 2010. Noninterest bearing deposits increased $8.9 million or 11.8% during the year while interest bearing deposits decreased $2.1 million.

Borrowed funds.  Borrowed funds decreased $10.0 million or 33.3% to $20.0 million at December 31, 2011 from $30.0 million at December 31, 2010 due to the aforementioned $5.0 million prepayment of a long term FHLB advance and a $5.0 million paydown related to a line of credit with a correspondent bank.

Stockholders’ equity.  Stockholders’ equity increased $11.6 million or 29.7% to $50.7 million at December 31, 2011 from $39.1 million at December 31, 2010 resulting primarily from the issuance of 290,004 shares or $4.6 million of common stock associated with a private placement to accredited investors. Also contributing to the increase, the Corporation received a $10.0 million investment from the U.S. Treasury Department under the Small Business Lending Fund (SBLF), a portion of which was used to fully redeem the $7.5 million of preferred stock issued to the U.S. Treasury in association with its participation in the Capital Repurchase Program (CPP) of the Troubled Asset Relief Program (TARP). Retained earnings increased $2.2 million related to net income less preferred and common stock dividends and accumulated other comprehensive income increased $2.2 million resulting from a change in the net unrealized losses on securities available for sale and to a lesser extent the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.8 million and $3.1 million in 2011 and 2010, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the net interest income and interest expense components of net income.

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

	Year ended December 31,
	2011			2010
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$296,551	$16,935	5.71%	$291,358	$17,570	6.03%
Loans, tax-exempt	12,521	650	5.19%	6,661	396	5.95%
Total loans receivable	309,072	17,585	5.69%	298,019	17,966	6.03%
Securities, taxable	91,306	2,370	2.59%	96,286	2,528	2.63%
Securities, tax-exempt	36,213	1,848	5.10%	29,626	1,662	5.61%
Total securities	127,519	4,218	3.31%	125,912	4,190	3.33%
Interest-earning deposits with banks	24,679	173	0.70%	26,636	277	1.04%
Federal bank stocks	3,873	55	1.42%	4,212	46	1.09%
Total interest-earning cash equivalents	28,552	228	0.80%	30,848	323	1.05%
Total interest-earning assets	465,143	22,031	4.73%	454,779	22,479	4.94%
Cash and due from banks	2,534			2,406
Other noninterest-earning assets	21,628			22,669
Total Assets	$489,305			$479,854
Interest-bearing liabilities:
Interest-bearing demand deposits	$182,038	492	0.27%	$171,932	826	0.48%
Time deposits	149,794	4,196	2.80%	154,726	4,580	2.96%
Total interest-bearing deposits	331,832	4,688	1.41%	326,658	5,406	1.65%
Borrowed funds, short-term	3,414	159	4.66%	5,022	241	4.80%
Borrowed funds, long-term	22,068	1,025	4.64%	31,466	1,422	4.52%
Total borrowed funds	25,482	1,184	4.65%	36,488	1,663	4.56%
Total interest-bearing liabilities	357,314	5,872	1.64%	363,146	7,069	1.95%
Noninterest-bearing demand deposits	82,697	—	—	74,082	—	—
Funding and cost of funds	440,011	5,872	1.33%	437,228	7,069	1.62%
Other noninterest-bearing liabilities	3,879			3,550
Total Liabilities	443,890			440,778
Stockholders’ Equity	45,415			39,076
Total Liabilities and Stockholders’ Equity	$489,305			$479,854
Net interest income		$16,159			$15,410
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.09%			2.99%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.47%			3.39%

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

	2011 versus 2010
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Loans	$651	$(1,032)	$(381)
Securities	53	(25)	28
Interest-earning deposits with banks	(19)	(85)	(104)
Federal bank stocks	(4)	13	9
Total interest-earning assets	681	(1,129)	(448)
Interest expense:
Deposits	84	(802)	(718)
Borrowed funds	(511)	32	(479)
Total interest-bearing liabilities	(427)	(770)	(1,197)
Net interest income	$1,108	$(359)	$749

2011 Results Compared to 2010 Results

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.8 million and $3.1 million for 2011 and 2010, respectively. The $764,000 or 24.9% increase in net income was attributed to an increase in net interest income of $624,000 and a decrease in provision for loan losses of $886,000, partially offset by a decrease in noninterest income of $365,000 and increases in noninterest expense and provision for income taxes of $232,000 and $149,000, respectively.

Net interest income.  The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $749,000 or 4.9% to $16.2 million for 2011, compared to $15.4 million for 2010. This increase in net interest income can be attributed to a decrease in interest expense of $1.2 million, partially offset by a decrease in tax equivalent interest income of $448,000.

Interest income.  Tax equivalent interest income decreased $448,000 or 2.0% to $22.0 million for 2011, compared to $22.5 million for 2010. This decrease can be attributed to decreases in interest earned on loans and interest earning deposits of $381,000 and $104,000, respectively, partially offset by increases in interest earned on securities and federal bank stocks of $28,000 and $9,000, respectively.

Tax equivalent interest earned on loans receivable decreased $381,000 or 2.1% to $17.6 million for 2011, compared to $18.0 million for 2010. During that time, the yield on loans decreased 34 basis points to 5.69% for 2011, versus 6.03% for 2010 causing a $1.0 million decrease in interest income. Offsetting this unfavorable yield decline, average loans increased $11.1 million or 3.7%, generating $651,000 of additional loan interest income.

Tax equivalent interest earned on securities increased $28,000 to $4.2 million for 2011 and 2010. During this time, average securities increased $1.6 million or 1.3% accounting for $53,000 in additional security interest income. The average yield on securities decreased 2 basis points to 3.31% for 2011, versus 3.33% for 2010 causing a $25,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $104,000 or 37.5% to $173,000 for 2011, compared to $277,000 for 2010. The average yield on these accounts decreased 34 basis points or 32.7% resulting in an $85,000 decrease in interest income. Average interest-earning deposits decreased $2.0 million or 7.3%. This decrease caused a $19,000 decrease in interest income.

Interest earned on federal bank stocks increased $9,000 or 19.6% to $55,000 for 2011, compared to $46,000 for 2010.

Interest expense.  Interest expense decreased $1.2 million or 16.9% to $5.9 million for 2011, compared to $7.1 million for 2010. This decrease can be attributed to decreases in interest incurred on interest-bearing deposits and borrowed funds of $718,000 and $479,000, respectively.

Deposit interest expense decreased $718,000 or 13.3% to $4.7 million for 2011, compared to $5.4 million for 2010. The rate on interest-bearing deposits decreased by 24 basis points or 14.5% to 1.41% for 2011 versus 1.65% for 2010 accounting for an $802,000 decrease in interest expense. Average interest-bearing deposits increased $5.2 million or 1.6% accounting for $84,000 in additional interest expense.

Interest expense on borrowed funds decreased $479,000 or 28.8% to $1.2 million for 2011 compared to $1.7 million for 2010. Average borrowed funds decreased $11.0 million or 30.2% accounting for a decrease in interest expense of $511,000. The average rate on borrowed funds increased 9 basis points to 4.65% for 2011 versus 4.56% for 2010. This increase in rate accounted for $32,000 of additional interest expense.

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

Nonperforming loans decreased $1.0 million or 15.8% to $5.6 million at December 31, 2011 from $6.6 million at December 31, 2010. This decrease was primarily due to an $800,000 principal payment made on one problem loan during the third quarter of 2011. While 2011 charge-offs increased to $1.1 million in 2011 compared to $552,000 in 2010, a significant portion of the charge-offs experienced during 2011 related to four loans with prior specific reserves allocated. While these charge-offs resulted in an increase in the Corporation’s historical loss experience, the decrease in specific reserves was greater than the result of increasing general reserves triggered by these charge-offs. Specific reserves totaling $568,000 had been allocated during the fourth quarter of 2010 associated with the previously mentioned problem loan resolved during 2011.

The provision for loan losses decreased $886,000 or 67.8% to $420,000 for 2011, compared to $1.3 million for 2010. The Corporation’s allowance for loan losses amounted to $3.5 million or 1.12% of the Corporation’s total loan portfolio at December 31, 2011, compared to $4.1 million or 1.33% of total loans at December 31, 2010. The allowance for loan losses as a percentage of non-performing loans at December 31, 2011 and 2010 was 63.5% and 62.5%, respectively.

Noninterest income.  Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on BOLI. Noninterest income decreased $365,000 or 8.7% to $3.8 million for 2011, compared to $4.2 million for 2010. This decrease was primarily due to a decrease in net gains on securities available for sale from $975,000 in 2010 to $482,000 in 2011. Included in the 2010 and 2011 gains, $565,000 and $355,000, respectively, were related to balance sheet management strategies whereby securities were sold to prepay long term FHLB advances and associated security gains were used to offset the prepayment penalties related to the early retirement of the advances. Also contributing to the decrease in noninterest income, commissions on financial services decreased $180,000 or 25.7% due partly to a decrease in the number of representatives in the division. Partially offsetting these decreases, interchange fee income and customer service fees increased $216,000 and $71,000, respectively, primarily related to deposit account growth.

Noninterest expense.  Noninterest expense increased $232,000 or 1.7% to $14.0 million for 2011, compared to $13.8 million for 2010. This increase in noninterest expense was comprised of increases in compensation and employee benefits, premises and equipment, professional fees and other expenses, partially offset by decreases in FDIC insurance and intangible amortization.

The largest component of noninterest expense, compensation and employee benefits, increased $248,000 or 3.6% to $7.1 million for 2011, compared to $6.9 million for 2010. This increase was primarily related to normal compensation increases and higher incentive program payouts.

Premises and equipment expense increased $55,000 or 2.6% to $2.2 million for 2011, compared to $2.1 million for 2010, primarily related to increased equipment service contract expenses and increased costs associated with the fourth quarter 2010 purchase of the Titusville, Pennsylvania branch office building.

The Corporation recognized $441,000 of intangible amortization in 2011 compared to $564,000 in 2010 associated with a core deposit intangible asset of $2.8 million that was recorded related to the 2009 branch acquisition.

Professional fees increased $158,000 or 28.8% to $706,000 for 2011, compared to $548,000 for 2010. This increase was primarily related to increased legal and accounting fees due in part to increased loan workout costs and additional internal audits performed during 2011.

FDIC expense decreased $160,000 or 28.1% to $410,000 for 2011, compared to $570,000 for 2010. This was primarily the result of legislative changes that adjusted the assessment base, which reduced the assessment rate.

Other noninterest expense increased $54,000 or 1.7% to $3.2 million for 2011, compared to $3.1 million for 2010. Included in this category were $334,000 and $557,000 in 2011 and 2010, respectively, related to prepayment penalties assessed on the aforementioned early retirement of FHLB advances. Contributing to the increase in other noninterest expense, contributions, loan costs and collection costs increased $51,000, $42,000 and $38,000, respectively.

The provision for income taxes increased $149,000 to $950,000 for 2011, compared to $801,000 for 2010 due to higher pre-tax income.

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

The Corporation’s Board of Directors has established a Finance Committee, consisting of four outside directors, the President and Chief Executive Officer (CEO), Treasurer and Chief Financial Officer (CFO) and Principal Accounting Officer (PAO), to monitor market risk, including primarily interest rate risk. This committee, which meets at least quarterly, generally establishes and monitors the investment, interest rate risk and asset liability management policies of the Corporation.

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

Interest Rate Sensitivity Gap Analysis

The implementation of asset and liability initiatives and strategies and compliance with related policies, combined with other external factors such as demand for the Corporation’s products and economic and interest rate environments in general, has resulted in the Corporation maintaining a one-year cumulative interest rate sensitivity gap within internal policy limits of between a positive and negative 15% of total assets. The one-year interest rate sensitivity gap is identified as the difference between the Corporation’s interest-earning assets that are scheduled to mature or reprice within one year and its interest-bearing liabilities that are scheduled to mature or reprice within one year.

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

Based on certain assumptions provided by a federal regulatory agency, at December 31, 2011, the Corporation’s interest-earning assets maturing or repricing within one year totaled $167.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $137.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $29.8 million or 6.05% of total assets. At December 31, 2011, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 121.7%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2011 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Due in six months or less	Due within six months to one year	Due within one to three years	Due within three to five years	Due in over five years	Total
Total interest-earning assets	$107,311	$59,663	$143,707	$95,799	$62,097	$468,577
Total interest-bearing liabilities	86,867	50,350	102,640	59,645	52,095	351,597
Interest rate sensitivity gap	$20,444	$9,313	$41,067	$36,154	$10,002	$116,980
Cumulative rate sensitivity gap	$20,444	$29,757	$70,824	$106,978	$116,980
Ratio of gap during the period to total interest earning assets	4.36%	1.99%	8.76%	7.72%	2.13%
Ratio of cumulative gap to total interest earning assets	4.36%	6.35%	15.11%	22.83%	24.96%

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

Interest Rate Sensitivity Simulation Analysis

The Corporation also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Finance Committee of the Board of Directors believes that simulation modeling enables the Corporation to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates and different loan and security prepayment and deposit decay assumptions under various interest rate scenarios.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are provided by a federal regulatory agency and are applied consistently across the different rate risk measures.

While the Corporation currently utilizes certain assumptions provided by a federal regulatory agency for gap analysis, earnings simulation modeling and net portfolio equity valuation analysis, beginning in 2012, assumptions will be based on the Corporation’s historical experience.

The Corporation has established the following guidelines for assessing interest rate risk:

Net interest income simulation.  Given a 200 basis point immediate increase or decrease in market interest rates, net interest income may not change by more than 15% for a one-year period.

Portfolio equity simulation.  Portfolio equity is the net present value of the Corporation’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, for the years ended December 31, 2011 and 2010, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2011 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2011 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2011 Net interest income – increase (decrease)	2.72%	4.15%	(3.17%)	(7.63%)
2010 Net interest income – increase (decrease)	2.77%	5.02%	(4.69%)	(8.25%)

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

Capital Resources

Total stockholders’ equity increased $11.6 million or 29.7% to $50.7 million at December 31, 2011 from $39.1 million at December 31, 2010. Net income of $3.8 million in 2011 represented an increase in earnings of $764,000 or 24.9% compared to 2010. Returns on average equity and assets were 8.44% and 0.78%, respectively, for 2011.

The Corporation enhanced its already strong capital position as its capital to assets ratio increased to 10.3% at December 31, 2011 from 8.1% at December 31, 2010. During the first quarter of 2011, the Corporation raised $4.6 million in capital, net of expenses through the issuance of 290,004 shares of common stock in a private placement to accredited investors. During the third quarter of 2011, the Corporation received a $10.0 million investment from the U.S. Treasury Department under the SBLF, a portion of which was used to fully redeem the $7.5 million of preferred stock issued to the U.S. Treasury under the CPP. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 46% of registered shareholder accounts active in the plan at December 31, 2011.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of shareholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2011, the Corporation and the Bank were in excess of all regulatory capital requirements.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2011, the Corporation used its sources of funds primarily to fund loan commitments. As of December 31, 2011, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $43.8 million, and standby letters of credit totaling $245,000. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2011, time deposits amounted to $145.5 million or 34.9% of the Corporation’s total consolidated deposits, including approximately $40.4 million scheduled to mature within the next year. Management of the Corporation believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds. These sources include a $5.5 million line of credit with a correspondent bank of which $0 is outstanding, a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2011, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $139.3 million.

The Corporation paid quarterly cash dividends over the past two years. The Corporation paid dividends of $0.16 and $0.14 per common share for the four quarters of 2011 and 2010, respectively. On February 15, 2012, the Corporation declared a quarterly dividend of $0.18 per common share payable on March 23, 2012 to shareholders of record on March 1, 2012. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Goodwill and intangible assets.  Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. As of November 30, 2011, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2011, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2012 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

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

Equity Compensation Plan Information.  The following table provides certain information as of December 31, 2011 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	94,000	$24.51	32,783
Equity compensation plans not approved by security holders	0	—	0
Total	94,000	$24.51	32,783

(1)	Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase 94,000 shares were outstanding at December 31, 2011. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 27,000 shares have been granted.

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

(a)(1) – (2)  Financial Statements and Schedules:

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

(b)  Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp.(1)
3.2	Bylaws of Emclaire Financial Corp.(1)
3.3	Statement with respect to shares for Series B Preferred Stock.(2)
4.0	Specimen Common Stock Certificate of Emclaire Financial Corp.(3)
4.1	Form of certificate for Series B Preferred Stock.(2)
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and William C. Marsh, dated as of November 16, 2011.(4)*
10.2	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007.(4)*
10.3	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008.(5)*
10.4	Change in Control Agreement between Emclaire Financial Corp., the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010.(6)*
10.5	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees.(7)*
10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers.(7)*
10.7	Farmers National Bank of Emlenton Deferred Compensation Plan.(8)*
10.8	Farmers National Bank of Emlenton 2007 Stock Incentive Plan and Trust.(9)*
10.9	Securities Purchase Agreement, dated August 18, 2011 between the Corporation and the U.S. Department of the Treasury with respect to the Series B Preferred Stock.(2)
11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics.(10)
20.0	Emclaire Financial Corp. Dividend Reinvestment and Stock Purchase Plan.(11)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business — Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
99.1	Principal Executive Officer Section 111 Certification.
99.2	Principal Financial Officer Section 111 Certification.
101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement.
**	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2011.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form DEF 14A dated March 23, 2007.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP.
Dated: March 23, 2012	By: /s/ William C. Marsh William C. Marsh Chairman, Chief Executive Officer, President and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ William C. Marsh William C. Marsh Chairman of the Board Chief Executive Officer President Director (Principal Executive Officer)	By: /s/ Matthew J. Lucco Matthew J. Lucco Treasurer and Chief Financial Officer (Principal Financial Officer) Date: March 23, 2012
Date: March 23, 2012	By: /s/ Amanda L. Engles Amanda L. Engles Secretary (Principal Accounting Officer)
Date: March 23, 2012
By: /s/ Ronald L. Ashbaugh Ronald L. Ashbaugh Director	By: /s/ David L. Cox David L. Cox Director
Date: March 23, 2012	Date: March 23, 2012
By: /s/ James M. Crooks James M. Crooks Director	By: /s/ George W. Freeman George W. Freeman Director
Date: March 23, 2012	Date: March 23, 2012
By: /s/ Mark A. Freemer Mark A. Freemer Director	By: /s/ Robert L. Hunter Robert L. Hunter Director
Date: March 23, 2012	Date: March 23, 2012
By: /s/ John B. Mason John B. Mason Director	By: /s/ Brian C. McCarrier Brian C. McCarrier Director
Date: March 23, 2012	Date: March 23, 2012

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Emclaire Financial Corp.
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio
March 23, 2012

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$2,516	$2,507
Interest earning deposits with banks	25,677	16,520
Total cash and cash equivalents	28,193	19,027
Securities available for sale, at fair value	123,154	125,820
Loans receivable, net of allowance for loan losses of $3,536 and $4,132	312,545	306,152
Federal bank stocks, at cost	3,664	4,129
Bank-owned life insurance	5,809	5,596
Accrued interest receivable	1,630	1,763
Premises and equipment, net	9,026	9,241
Goodwill	3,664	3,664
Core deposit intangible, net	1,580	2,021
Prepaid expenses and other assets	2,617	4,472
Total Assets	$491,882	$481,885
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$84,871	$75,941
Interest bearing	331,597	333,717
Total deposits	416,468	409,658
Borrowed funds:
Short-term	—	5,000
Long-term	20,000	25,000
Total borrowed funds	20,000	30,000
Accrued interest payable	541	649
Accrued expenses and other liabilities	4,143	2,460
Total Liabilities	441,152	442,767
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series A, cumulative preferred stock, $7,500 liquidation value, 0 and 7,500 shares issued and outstanding, respectively	—	7,447
Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 and 0 shares issued and outstanding, respectively	10,000
Warrants	—	88
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,853,925 and 1,559,421 shares issued; 1,751,908 and 1,457,404 shares outstanding	2,317	1,949
Additional paid-in capital	19,155	14,812
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	19,948	17,705
Accumulated other comprehensive income (loss)	1,424	(769)
Total Stockholders’ Equity	50,730	39,118
Total Liabilities and Stockholders’ Equity	$491,882	$481,885

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2011	2010
Interest and dividend income
Loans receivable, including fees	$17,389	$17,845
Securities:
Taxable	2,370	2,528
Exempt from federal income tax	1,292	1,156
Federal bank stocks	55	46
Deposits with banks	173	277
Total interest and dividend income	21,279	21,852
Interest expense
Deposits	4,688	5,406
Short-term borrowed funds	159	241
Long-term borrowed funds	1,025	1,422
Total interest expense	5,872	7,069
Net interest income	15,407	14,783
Provision for loan losses	420	1,306
Net interest income after provision for loan losses	14,987	13,477
Noninterest income
Fees and service charges	1,490	1,419
Commissions on financial services	520	700
Title premiums	88	106
Other-than-temporary impairment losses on equity securities	—	(55)
Net gain on sales of available for sale securities	482	1,030
Earnings on bank-owned life insurance	246	239
Other	1,015	767
Total noninterest income	3,841	4,206
Noninterest expense
Compensation and employee benefits	7,118	6,870
Premises and equipment	2,194	2,139
Intangible asset amortization	441	564
Professional fees	706	548
Federal deposit insurance	410	570
Other	3,176	3,122
Total noninterest expense	14,045	13,813
Income before provision for income taxes	4,783	3,870
Provision for income taxes	950	801
Net income	3,833	3,069
Preferred stock dividends and discount accretion	517	393
Net income available to common stockholders	$3,316	$2,676
Earnings per common share
Basic	$1.98	$1.85
Diluted	$1.98	$1.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Warrants	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2010	$7,430	$88	$1,949	$14,685	$(2,653)	$15,967	$(432)	$37,034
Comprehensive income:
Net income						3,069		3,069
Change in net unrealized losses on securities available for sale, for which a portion of an other than temporary impairment has been recognized in earnings, net of taxes of ($1)							(3)	(3)
Change in net unrealized losses on securities available for sale, net of taxes of ($64)							(123)	(123)
Change in funded status of defined benefit plan, net of taxes of ($109)							(211)	(211)
Comprehensive income								2,732
Stock compensation expense				127				127
Reissuance of treasury stock (26,000 shares)					539	(129)		410
Preferred dividends and accretion of discount	17					(393)		(376)
Cash dividends declared on common stock ($0.56 per share)						(809)		(809)
Balance at December 31, 2010	7,447	88	1,949	14,812	(2,114)	17,705	(769)	39,118
Comprehensive income:
Net income						3,833		3,833
Change in net unrealized gains on securities available for sale, net of taxes of $1,430							2,776	2,776
Change in funded status of defined benefit plan, net of taxes of ($300)							(583)	(583)
Comprehensive income								6,026
Stock compensation expense				98				98
Issuance of common stock (290,004 shares)			362	4,214				4,576
Issuance of common stock for restricted stock awards (4,500 shares)			6	(6)				—
Redemption of preferred stock, Series A	(7,500)							(7,500)
Issuance of preferred stock, Series B	10,000							10,000
Warrant repurchase		(88)		37				(51)
Preferred dividends and accretion of discount	53					(517)		(464)
Cash dividends declared on common stock ($0.64 per share)						(1,073)		(1,073)
Balance at December 31, 2011	$10,000	$—	$2,317	$19,155	$(2,114)	$19,948	$1,424	$50,730

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$3,833	$3,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	798	914
Provision for loan losses	420	1,306
Amortization of premiums and (accretion of discounts), net	219	217
Amortization of intangible assets and mortgage servicing rights	457	583
Securities impairment loss recognized in earnings	—	55
Realized gains on sales of available for sale securities, net	(482)	(1,030)
Net losses on foreclosed real estate	9	28
Restricted stock and stock option compensation	98	127
Increase in bank-owned life insurance, net	(213)	(208)
(Increase) decrease in accrued interest receivable	133	(189)
Decrease in deferred taxes	112	167
(Increase) decrease in prepaid expenses and other assets	1,712	(67)
Decrease in accrued interest payable	(108)	(62)
Decrease in accrued expenses and other liabilities	(381)	(2,316)
Net cash provided by operating activities	6,607	2,594
Cash flows from investing activities
Loan originations and principal collections, net	(7,627)	(15,594)
Available for sale securities:
Sales	28,978	43,809
Maturities, repayments and calls	73,780	113,674
Purchases	(95,318)	(177,199)
Redemption (purchase) of federal bank stocks	465	(4)
Purchases of premises and equipment	(583)	(985)
Proceeds from the sale of foreclosed real estate	556	222
Write-down of foreclosed real estate	10	—
Net cash provided by (used in) investing activities	261	(36,077)
Cash flows from financing activities
Net increase in deposits	6,810	24,333
Repayments on Federal Home Loan Bank advances	(5,000)	(10,000)
Net change in short-term borrowings	(5,000)	—
Proceeds from issuance of common stock	4,576	—
Proceeds from issuance of preferred stock (Series B)	10,000	—
Proceeds from reissuance of treasury stock	—	410
Redemption of preferred stock (Series A)	(7,500)	—
Warrant repurchase	(51)	—
Dividends paid	(1,537)	(1,185)
Net cash provided by financing activities	2,298	13,558
Net increase (decrease) in cash and cash equivalents	9,166	(19,925)
Cash and cash equivalents at beginning of period	19,027	38,952
Cash and cash equivalents at end of period	$28,193	$19,027
Supplemental information:
Interest paid	$5,980	$7,131
Income taxes paid	340	915
Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	509	450

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

Use of Estimates and Classifications.  In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, the valuation of deferred tax assets and other than temporary impairment charges. Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation. Such reclassifications did not affect net income or stockholders’ equity.

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

Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks. Interest-earning deposits generally mature within 90 days and are carried at cost. Federal funds are generally sold or purchased for one day periods. Net cash flows are reported for loan and deposit transactions.

Restrictions on Cash.  Cash on hand or on deposit with the Federal Reserve Bank of Cleveland (FRB) of approximately $60,000 was required to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010. Both required and excess reserves earn interest.

Dividend Restrictions.  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to shareholders.

Securities.  Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income from securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the interest method over the term of the securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies  – (continued)

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

The accrual of interest on all classes of loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is established for probable incurred credit losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are typically credited to the allowance.

Allowance for Loan Losses (continued).  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies  – (continued)

Factors considered by management in determining impairment on all loan classes include demonstrated ability to repay, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of small balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. TDR’s are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of collateral. For TDR’s that subsequently default, the Corporation determines the amount of reserves in accordance with accounting policies for the allowance for loan losses.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the prior 12 quarters. Qualitative factors considered by management include national and local economic and business conditions, changes in the nature and volume of the loan portfolio, quality of loan review systems, and changes in trends, volume and severity of past due, nonaccrual and classified loans, and loss and recovery trends. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable incurred losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Corporation’s portfolio segments are as follows:

Residential mortgages  Residential mortgage loans are loans to consumers utilized for the purchase, refinance or construction of a residence. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.

Home equity loans and lines of credit  Home equity loans and lines of credit are credit facilities extended to homeowners who wish to utilize the equity in their property in order to borrow funds for almost any consumer purpose. Property values may fluctuate in value due to economic and other factors.

Commercial real estate  Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to real estate market such as geographic location and property type.

Commercial business  Commercial credit is extended to business customers for use in normal operations to finance working capital needs, equipment purchases or other projects. The majority of these borrowers are customers doing business within our geographic region. These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies  – (continued)

Consumer  Consumer loans are loans to an individual for non-business purposes such as automobile purchases or debt consolidation. These loans are originated based primarily on credit scores and debt-to-income ratios which may be adversely affected by economic or individual performance factors.

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

Other Real Estate Acquired Through Foreclosure (OREO).  Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $307,000 and $373,000 at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies  – (continued)

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

Comprehensive Income.  Comprehensive income includes net income and other comprehensive income. Other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and changes in the over funded status of pension and other postretirement benefit plans which are also recognized as separate components of equity.

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

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies  – (continued)

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance which were not deferred are effective as of the beginning of the fiscal reporting year, and interim periods within the year, that begins after December 15, 2011. The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

In September 2011, the FASB amended existing guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation early adopted the guidance in the fourth quarter of 2011 and the adoption did not have a material impact on its consolidated financial statements.

2. Issuance of Common Stock

On March 31, 2011, the Corporation sold 290,004 shares of common stock, par value $1.25 per share, in a private offering to accredited individual and institutional investors at $15.95 per share. The Corporation realized $4.6 million in proceeds from the offering net of $48,000 of direct costs relating to the offering.

Notes to Consolidated Financial Statements

3. Participation in the Small Business Lending Fund (SBLF) of the U.S. Treasury Department (U.S. Treasury) and Repurchase of Shares Issued Under the Troubled Asset Relief Program (TARP)

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the Secretary of the U.S. Treasury, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

As more completely described in the Certificate of Designation, holders of the Series B Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series B Preferred Stock and on certain corporate transactions. Except with respect to such matters, the Series B Preferred Stock does not have voting rights.

The Corporation may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Corporation’s primary federal banking regulator. If paid in part, payments are required to be at least 25% of the original proceeds.

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

As part of the 2008 TARP transaction, the Corporation issued a warrant to the U.S. Treasury to purchase 50,111 shares of the Corporation’s common stock, par value $1.25 per share, for $22.45 per share over a 10-year term. On December 7, 2011, the Corporation repurchased the warrant from the U.S. Treasury for a purchase price of $51,000.

Notes to Consolidated Financial Statements

4. Securities

The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
December 31, 2011:
U.S. Treasury and federal agency	$3,944	$516	$—	$4,460
U.S. government sponsored entities and agencies	41,425	102	(7)	41,520
Mortgage-backed securities: residential	35,651	1,827	—	37,478
State and political subdivision	35,073	1,928	(1)	37,000
Equity securities	2,595	308	(207)	2,696
	$118,688	$4,681	$(215)	$123,154
December 31, 2010:
U.S. Treasury and federal agency	$6,839	$6	$(116)	$6,729
U.S. government sponsored entities and agencies	62,770	79	(487)	62,362
Mortgage-backed securities: residential	19,015	370	(5)	19,380
Collateralized mortgage obligations: residential	917	5	—	922
State and political subdivision	33,477	589	(164)	33,902
Equity securities	2,542	—	(17)	2,525
	$125,560	$1,049	$(789)	$125,820

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2011	2010
Proceeds	$28,978	$43,809
Gains	523	1,030
Losses	(41)	—
Tax provision related to gains	164	350

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2011. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity and are shown separately.

	Available for sale
(Dollar amounts in thousands)	Amortized Cost	Fair Value
Due after one year through five years	$5,343	$5,538
Due after five through ten years	25,371	27,040
Due after ten years	49,728	50,402
Mortgage-backed securities	35,651	37,478
	$116,093	$120,458

Securities with carrying values of $62.2 million and $48.2 million as of December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Notes to Consolidated Financial Statements

4. Securities  – (continued)

	Less than 12 Months		12 Months or More		Total
(Dollar amounts in thousands) Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011:
U.S. government sponsored entities and agencies	$4,490	$(7)	$—	$—	$4,490	$(7)
State and political subdivision	99	(1)	—	—	99	(1)
Equity securities	881	(185)	187	(22)	1,068	(207)
	$5,470	$(193)	$187	$(22)	$5,657	$(215)
December 31, 2010:
U.S. Treasury and federal agency	$4,814	$(116)	$—	$—	$4,814	$(116)
U.S. government sponsored entities and agencies	43,291	(487)	—	—	43,291	(487)
Mortgage-backed securities: residential	1,994	(5)	—	—	1,994	(5)
State and political subdivision	8,685	(164)	—	—	8,685	(164)
Equity securities	14	(2)	152	(15)	166	(17)
	$58,798	$(774)	$152	$(15)	$58,950	$(789)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

There were six equity securities in an unrealized loss position as of December 31, 2011. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of December 31, 2011 to be other-than-temporarily impaired.

Notes to Consolidated Financial Statements

4. Securities  – (continued)

There were five debt securities in an unrealized loss position as of December 31, 2011, all of which were in an unrealized loss position for less than 12 months. Of these securities, four were U.S. government sponsored entities and agencies securities and one was a state and political subdivisions security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2011 to be other-than-temporarily impaired.

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

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the OTTI of investments:

(Dollar amounts in thousands)	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Year ended December 31, 2011:
Debt securities	$523	$(41)	$—	$482
Year ended December 31, 2010:
Equity securities	$87	$—	$(55)	$32
Debt securities	943	—	—	943
	$1,030	$—	$(55)	$975

5. Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2011	2010
Mortgage loans on real estate:
Residential first mortgages	$93,610	$84,575
Home equity loans and lines of credit	71,238	75,458
Commercial real estate	94,765	93,028
	259,613	253,061
Other loans:
Commercial business	43,826	43,780
Consumer	12,642	13,443
	56,468	57,223
Total loans, gross	316,081	310,284
Less allowance for loan losses	3,536	4,132
Total loans, net	$312,545	$306,152

Notes to Consolidated Financial Statements

5. Loans Receivable and Related Allowance for Loan Losses  – (continued)

The following table summarizes the Corporation’s impaired loans as of December 31:

(Dollar amounts in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$3,391	$2,209
Loans with allocated allowance for loan losses	652	3,215
Total impaired loans	$4,043	$5,424
Amount of the allowance for loan losses allocated	$164	$1,246

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011:

	Impaired Loans with Specific Allowance
(Dollar amounts in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized
Residential first mortgages	$—	$—	$—	$—	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	524	524	142	616	39	26
Commercial business	128	128	22	771	7	2
Consumer	—	—	—	—	—	—
Total	$652	$652	$164	$1,387	$46	$28

	Impaired Loans with No Specific Allowance
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized
Residential first mortgages	$—	$—	$—	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,518	1,154	862	81	81
Commercial business	357	332	122	27	6
Consumer	1,905	1,905	2,018	138	138
Total	$3,780	$3,391	$3,002	$246	$225

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010:

	Impaired Loans with Specific Allowance			Impaired Loans with No Specific Allowance
(Dollar amounts in thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment
Residential first mortgages	$—	$—	$—	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,994	1,769	387	—	—
Commercial business	1,446	1,446	859	98	73
Consumer	—	—	—	2,136	2,136
Total impaired loans	$3,440	$3,215	$1,246	$2,234	$2,209

During 2010, impaired loans averaged $2.1 million. The Corporation recognized interest income on impaired loans of approximately $371,000, on a cash basis, during 2010.

Unpaid principal balance includes any loans that have been partially charged off but not forgiven. Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

Notes to Consolidated Financial Statements

5. Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

At December 31, 2011 and 2010, the Corporation had $794,000 and $774,000, respectively, of loans classified as TDR’s, which are included in impaired loans above. At December 31, 2011 and 2010, the Corporation had $35,000 and $115,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2011, the corporation restructured two commercial real estate loans to one borrower with a principal balance of $352,000. These loans were modified by forbearing the interest amounts then outstanding and establishing a new repayment date and amortization schedule. At December 31, 2011, the Corporation had $35,000 of the allowance for loan losses allocated to these specific loans.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on loans classified as TDRs during the year ended December 31, 2011.

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

The reserve allocation for risk rated loan pools is developed by applying the following factors:

Historic:  Management utilizes a computer model to develop the historical net charge-off experience which is used to formulate the assumptions employed in the migration analysis applied to estimate future losses in the portfolio. Outstanding balance and charge-off information are input into the model and historical loss migration rate assumptions are developed to apply to pass, special mention, substandard and doubtful risk rated loans. Normally, a twelve-quarter rolling weighted-average is utilized to anticipate probable incurred losses in the portfolios.

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

Management uses the following definitions for risk ratings:

Pass:  Loans classified as pass typically exhibit good payment performance and have underlying borrowers with acceptable financial trends where repayment capacity is evident. These borrowers typically would have a sufficient cash flow that would allow them to weather an economic downturn and the value of any underlying collateral could withstand a moderate degree of depreciation due to economic conditions.

Notes to Consolidated Financial Statements

5. Loans Receivable and Related Allowance for Loan Losses  – (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2011 and 2010:

(Dollar amounts in thousands)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:
Residential first mortgages	$92,612	$—	$—	$998	$—	$93,610
Home equity and lines of credit	71,064	—	—	174	—	71,238
Commercial real estate	—	88,006	3,625	3,134	—	94,765
Commercial business	—	41,864	832	1,130	—	43,826
Consumer	10,737	—	—	1,905	—	12,642
Total	$174,413	$129,870	$4,457	$7,341	$—	$316,081
December 31, 2010:
Residential first mortgages	$84,045	$—	$—	$530	$—	$84,575
Home equity and lines of credit	75,458	—	—	—	—	75,458
Commercial real estate	—	86,790	3,021	3,217	—	93,028
Commercial business	—	40,625	1,081	2,030	44	43,780
Consumer	10,953	—	—	2,490	—	13,443
Total	$170,456	$127,415	$4,102	$8,267	$44	$310,284

Notes to Consolidated Financial Statements

5. Loans Receivable and Related Allowance for Loan Losses  – (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of December 31, 2011 and 2010:

	Performing			Nonperforming
(Dollar amounts in thousands)	Accruing Loans Not Past Due	Accruing 30 – 59 Days Past Due	Accruing 60 – 89 Days Past Due	Accruing 90 Days + Past Due	Nonaccrual	Total Loans
December 31, 2011:
Residential first mortgages	$91,400	$1,059	$153	$66	$932	$93,610
Home equity and lines of credit	70,506	431	127	—	174	71,238
Commercial real estate	92,632	302	—	—	1,831	94,765
Commercial business	43,338	7	10	—	471	43,826
Consumer	10,488	55	8	—	2,091	12,642
Total loans	$308,364	$1,854	$298	$66	$5,499	$316,081
December 31, 2010:
Residential first mortgages	$81,888	$1,875	$281	$41	$490	$84,575
Home equity and lines of credit	74,559	541	21	—	337	75,458
Commercial real estate	90,809	113	26	—	2,080	93,028
Commercial business	42,168	102	—	—	1,510	43,780
Consumer	11,252	36	2	—	2,153	13,443
Total loans	$300,676	$2,667	$330	$41	$6,570	$310,284

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2011 and 2010:

(Dollar amounts in thousands)	Not Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due	Total Loans
December 31, 2011:
Residential first mortgages	$—	$—	$—	$932	$932
Home equity and lines of credit	—	—	—	174	174
Commercial real estate	1,087	92	—	652	1,831
Commercial business	471	—	—	—	471
Consumer	2,091	—	—	—	2,091
Total loans	$3,649	$92	$—	$1,758	$5,499
December 31, 2010:
Residential first mortgages	$—	$—	$—	$490	$490
Home equity and lines of credit	—	—	—	337	337
Commercial real estate	682	161	813	424	2,080
Commercial business	79	6	1,251	174	1,510
Consumer	2,136	—	—	17	2,153
Total loans	$2,897	$167	$2,064	$1,442	$6,570

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

Notes to Consolidated Financial Statements

5. Loans Receivable and Related Allowance for Loan Losses  – (continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2011	2010
Balance at the beginning of the year	$4,132	$3,202
Provision for loan losses	420	1,306
Charge-offs	(1,094)	(552)
Recoveries	78	176
Balance at the end of the year	$3,536	$4,132

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2011 and 2010:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
December 31, 2011:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(224)	(188)	(200)	(415)	(67)	(1,094)
Recoveries	3	1	—	63	11	78
Provision	655	(65)	230	(381)	(19)	420
Ending Balance	$832	$320	$1,737	$590	$57	$3,536
Ending ALL balance attributable to loans:
Individually evaluated for impairment	—	—	22	142	—	164
Collectively evaluated for impairment	832	320	1,715	448	57	3,372
Total loans:
Individually evaluated for impairment	—	—	1,678	460	1,905	4,043
Collectively evaluated for impairment	93,610	71,238	93,087	43,366	10,737	312,038
December 31, 2010:
Beginning Balance	$356	$452	$1,895	$448	$51	$3,202
Charge-offs	(40)	(45)	(61)	(216)	(190)	(552)
Recoveries	2	2	147	5	20	176
Provision	80	163	(274)	1,086	251	1,306
Ending Balance	$398	$572	$1,707	$1,323	$132	$4,132
Ending ALL balance attributable to loans:
Individually evaluated for impairment	—	—	387	859	—	1,246
Collectively evaluated for impairment	398	572	1,320	464	132	2,886
Total loans:
Individually evaluated for impairment	—	—	1,769	1,519	2,136	5,424
Collectively evaluated for impairment	84,575	75,458	91,259	42,261	11,307	304,860

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

Notes to Consolidated Financial Statements

6. Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $2.7 million and $984,000, respectively, at December 31, 2011, and $3.3 million and $838,000, respectively, at December 31, 2010. The FHLB notified member banks in December 2008 that it was suspending dividend payments and the repurchase of capital stock; however, due to its improved financial condition, since the fourth quarter of 2010, the FHLB has repurchased a portion of the Bank’s excess capital stock each quarter. The repurchases totaled $611,000 and $173,000, respectively, for the years ended December 31, 2011 and 2010. Offsetting these repurchases were purchases of FRB capital stock of $146,000 and $176,000, respectively, for the years ended December 31, 2011 and 2010.

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

Management believes no impairment charge is necessary related to the FHLB capital stock as of December 31, 2011.

7. Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2011	2010
Land	$1,623	$1,623
Buildings and improvements	8,215	7,977
Leasehold improvements	818	773
Furniture, fixtures and equipment	5,533	5,241
Software	2,491	2,434
Construction in progress	560	609
	19,240	18,657
Less: accumulated depreciation and amortization	10,214	9,416
	$9,026	$9,241

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 were $798,000 and $914,000, respectively.

Notes to Consolidated Financial Statements

7. Premises and Equipment  – (continued)

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2011 and 2010 was $156,000 and $187,000, respectively. Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2012	$204
2013	308
2014	313
2015	307
2016	236
Thereafter	1,143
$2,511

During 2011, the Corporation entered into a lease agreement for a newly constructed branch office expected to open during 2012 in Cranberry Township, Pennsylvania. The initial term of the lease will commence on the earlier of the day the premises are open for business to the public or 90 days after the delivery of the premises to the Corporation and will expire on the last day of the month which is 10 years after the commencement date. While timing is uncertain due to construction, the Corporation anticipates taking possession of the property in July 2012 and opening the branch office and beginning lease payments in October 2012. The rent commitments listed above includes $42,000 in 2012, $170,000 per year in years 2013 through 2016 and $1.0 million thereafter for this office.

8. Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2011		2010
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$—	$3,664	$—
Core deposit intangibles	4,027	2,447	4,027	2,006
Total	$7,691	$2,447	$7,691	$2,006

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded in 2011 or 2010.

Also, in connection with the assumption of deposits related to a 2009 branch purchase transaction, the Bank recorded a core deposit intangible of $2.8 million during 2009. This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $441,000 and $564,000 in 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets  – (continued)

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

(Dollar amounts in thousands)	Amortization Expense
2012	$345
2013	270
2014	216
2015	195
2016	195
Thereafter	359
$1,580

9. Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors. The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.3 million and $1.4 million at December 31, 2011 and 2010, respectively. During 2011, total principal additions and total principal repayments associated with these loans were $144,000 and $229,000, respectively. Deposits from principal officers and directors held by the Bank at December 31, 2011 and 2010 totaled $2.3 million and $6.8 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2011 and 2010, amounts paid to affiliates for such services totaled $202,000 and $59,000, respectively.

10. Deposits

The following table summarizes the Corporation’s deposits as of December 31:

	2011			2010
(Dollar amounts in thousands) Type of accounts	Weighted average rate	Amount	%	Weighted average rate	Amount	%
Non-interest bearing deposits	—	$84,871	20.4%	—	$75,941	18.5%
Interest bearing demand deposits	0.19%	186,107	44.7%	0.28%	188,910	46.1%
Time deposits	2.98%	145,490	34.9%	3.25%	144,807	35.4%
	1.13%	$416,468	100.0%	1.28%	$409,658	100.0%

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2012	$40,446	27.8%
2013	46,995	32.3%
2014	18,363	12.6%
2015	13,334	9.2%
2016	13,999	9.6%
Thereafter	12,353	8.5%
	$145,490	100.0%

Notes to Consolidated Financial Statements

10. Deposits  – (continued)

The Corporation had a total of $54.5 million and $48.5 million in time deposits of $100,000 or more at December 31, 2011 and 2010, respectively. Scheduled maturities of time deposits of $100,000 or more at December 31, 2011 are as follows:

(Dollar amounts in thousands)	Amount
Less than three months	$2,397
Over three months to six months	5,468
Over six months to twelve months	5,116
Over twelve months	41,478
$54,459

11. Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

	2011			2010
(Dollar amounts in thousands)	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
Due within 12 months	$—	$3,414	4.66%	$5,000	$5,022	4.80%
Due beyond 12 months but within 5 years	15,000	17,068	4.63%	5,000	11,466	4.13%
Due beyond 5 years but within 10 years	5,000	5,000	4.09%	20,000	20,000	4.64%
	$20,000	$25,482		$30,000	$36,488

Short-term borrowed funds at December 31, 2010 consisted of a $5.0 million advance on a line of credit with a correspondent bank. During 2011, the Corporation repaid the entire outstanding balance on the line but maintains the line’s availability. The line of credit has an interest rate equal to the greater of 4.75% or prime plus 0.5%.

Long-term borrowed funds at December 31, 2011 consisted of four, $5.0 million FHLB term advances. The term advances mature between June 2016 and October 2017. If these advances convert to adjustable rate borrowings, the Corporation has the opportunity to repay the advances without penalty at or after the conversion date. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2011 totaled $248.3 million.

The four $5.0 million 10 year term FHLB advances are at initial interest rates of 4.98%, 4.83%, 4.68% and 4.09%, respectively. Two of these borrowings were fixed for the first two years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 24 basis points. The third borrowing was also fixed for the first two years of the initial term after which the rates may adjust at the option of the FHLB to the then three month LIBOR plus 24 basis points, but only if the three month LIBOR exceeds 6.0%. The final borrowing was fixed for the first three years of the term after which the rates may adjust at the option of the FHLB to the then three month LIBOR rate plus 13 basis points.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2012	$—
2013	—
2014	—
2015	—
2016	15,000
Thereafter	5,000
$20,000

Notes to Consolidated Financial Statements

11. Borrowed Funds  – (continued)

In addition to the four, $5.0 million FHLB advances described above, the Corporation’s long-term borrowed funds at December 31, 2010 consisted of an additional $5.0 million term advance with a rate of 4.04%, and an original maturity date of June 2013. During 2011, the Corporation elected to payoff this borrowing. In connection with the early retirement of this advances, the Corporation incurred a prepayment penalty of $336,000.

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding, at December 31, 2011 was $139.3 million. In addition, the Corporation has $5.5 million and the Bank has $2.0 million of funds available on unused lines of credit through another correspondent bank.

12. Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2011, $1.2 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $3.3 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2011, the Corporation had an outstanding balance on this line of $1.1 million.

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

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements

12. Regulatory Matters  – (continued)

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

	December 31, 2011		December 31, 2010
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$45,550	16.25%	$40,850	14.52%
For capital adequacy purposes	22,422	8.00%	22,504	8.00%
To be well capitalized	28,027	10.00%	28,130	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$42,046	15.00%	$37,326	13.27%
For capital adequacy purposes	11,211	4.00%	11,252	4.00%
To be well capitalized	16,816	6.00%	16,878	6.00%
Tier 1 capital to average assets:
Actual	$42,046	8.69%	$37,326	7.92%
For capital adequacy purposes	19,347	4.00%	18,858	4.00%
To be well capitalized	24,183	5.00%	23,572	5.00%

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

(Dollar amounts in thousands)	2011	2010
Current	$838	$634
Deferred	112	167
	$950	$801

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

	2011		2010
(Dollar amounts in thousands)	Amount	% Pre-tax Income	Amount	% Pre-tax Income
Provision at statutory tax rate	$1,626	34.0%	$1,316	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(552)	(11.5%)	(448)	(11.6%)
Earnings on BOLI	(72)	(1.5%)	(71)	(1.8%)
Other, net	(52)	(1.1%)	4	0.1%
Provision	$950	19.9%	$801	20.7%

Notes to Consolidated Financial Statements

14. Income Taxes  – (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset or liability as of December 31 relate to the following:

(Dollar amounts in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,046	$1,305
Funded status of pension plan	785	484
Securities impairment	226	226
Stock compensation	132	133
Nonaccrual loan interest income	122	146
Other real estate owned	41	7
Other	32	35
Accrued pension cost	23	6
Gross deferred tax assets	2,407	2,342
Deferred tax liabilities:
Net unrealized gains on securities	1,518	88
Depreciation	618	699
Intangible assets	204	106
Deferred loan fees	79	92
Purchase accounting adjustments	38	50
Prepaid expenses	37	148
Other	3	8
Gross deferred tax liabilities	2,497	1,191
Net deferred tax asset (liability)	$(90)	$1,151

In accordance with relevant accounting guidance, the Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax asset will be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, tax strategies and, to a lesser extent, future taxable income. The Corporation’s net deferred tax asset or liability is recorded in the consolidated financial statements as a component of other assets or other liabilities.

At December 31, 2011 and December 31, 2010, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2008.

Notes to Consolidated Financial Statements

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

(Dollar amounts in thousands)	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$4,497	$3,987
Actual return on plan assets	192	313
Employer contribution	419	425
Benefits paid	(216)	(228)
Fair value of plan assets at end of year	4,892	4,497
Change in benefit obligation:
Benefit obligation at beginning of year	5,855	5,131
Service cost	295	292
Interest cost	327	316
Actuarial loss	—	146
Effect of change in assumptions	749	198
Benefits paid	(216)	(228)
Benefit obligation at end of year	7,010	5,855
Funded status (plan assets less benefit obligation)	$(2,118)	$(1,358)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$1,620	$1,058
Accumulated prior service benefit	(97)	(118)
Amount recognized, end of year	$1,523	$940

Notes to Consolidated Financial Statements

15. Employee Benefit Plans  – (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17:

(Dollar amounts in thousands) Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:
Cash and cash equivalents	$454	$454	$—	$—
Fixed income	2,471	—	2,471	—
Equity mutual funds – domestic	1,758	1,758	—	—
Equity mutual funds – international	209	209	—	—
	$4,892	$2,421	$2,471	$—
December 31, 2010:
Cash and cash equivalents	$513	$513	$—	$—
Fixed income	1,967	—	1,967	—
Equity mutual funds – domestic	1,825	1,825	—	—
Equity mutual funds – international	192	192	—	—
	$4,497	$2,530	$1,967	$—

There were no significant transfers between Level 1 and Level 2 during 2011.

Amounts recognized in the balance sheet as of December 31 consist of:

	Pension Benefits
(Dollar amounts in thousands)	2011	2010
Prepaid benefit cost	$190	$67
Accumulated other comprehensive loss	(2,308)	(1,425)
Net amount recognized	$(2,118)	$(1,358)

The accumulated benefit obligation for the defined benefit pension plan was $7.0 million and $5.9 million at December 31, 2011 and 2010, respectively.

The components of the periodic pension costs for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2011	2010
Service cost	$295	$292
Interest cost	327	316
Expected return on plan assets	(357)	(317)
Amortization of prior service cost and actuarial expense	30	28
Net periodic pension cost	295	319
Amortization of prior service cost	31	28
Amortization of net loss	852	292
Total recognized in other comprehensive (income) loss	883	320
Total recognized in net periodic benefit cost and other comprehensive income	$1,178	$639

Notes to Consolidated Financial Statements

15. Employee Benefit Plans  – (continued)

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $82,000 as of December 31, 2011.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2011	2010
Discount rate for net periodic benefit cost	5.70%	6.00%
Discount rate for benefit obligations	4.70%	5.70%
Rate of increase in future compensation levels	3.50%	3.50%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2011 and 2010, target allocation for 2012, and expected long-term rate of return by asset category are as follows:

	Target Allocation 2012	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return 2011
Asset Category		2011	2010
Equity Securities	40%	40%	42%	5.5%
Debt Securities	50%	51%	47%	1.8%
Other	10%	9%	11%	0.5%
	100%	100%	100%	7.75%

Investment Strategy

The intent of the Plan is to provide a range of investment options for building a diversified asset allocation strategy that will provide the highest likelihood of meeting the aggregate actuarial projections. In selecting the options and asset allocation strategy, the Corporation has determined that the benefits of reduced portfolio risk are best received through diversification. The following asset classes or investment categories are utilized to meet the Plan’s objectives: Small company stock, International stock, Mid-cap stock, Large company stock, Diversified bond, Money Market/Stable Value and Cash. The Plan does not prohibit any certain investments.

The Corporation expects to contribute approximately $375,000 to its pension plan in 2012.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands) For year ended December 31,	Pension Benefits
2012	$225
2013	226
2014	211
2015	214
2016	253
2017 – 2021	1,553
Thereafter	4,328
Benefit Obligation	$7,010

Certain accounting guidance requires an employer to recognize the funded status of its defined benefit pension plan as a net asset or liability in its consolidated balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As of December 31, 2011, the Corporation’s liability under this guidance was $2.3 million and the charge to accumulated other comprehensive income was $1.5 million, net of taxes.

Notes to Consolidated Financial Statements

15. Employee Benefit Plans  – (continued)

Additionally, the guidance requires an employer to measure the funded status of its defined benefit pension plan as of the date of its year-end financial statements. The Corporation measures the funded status at December 31.

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. Matching contributions were $176,000 for 2011 and 2010.

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65. As of December 31, 2011 and 2010, the Corporation’s SERP liability was $627,000 and $503,000, respectively. For the years ended December 31, 2011 and 2010, the Corporation recognized expense of $124,000 and $86,000, respectively, related to the SERP.

16. Stock Compensation Plans

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder-approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity instruments issued.

During 2011 and 2010, 500 and 4,500 options were granted under the plan, respectively. In addition, during 2011 and 2010, the Corporation granted restricted stock awards of 8,000 and 7,750 shares, respectively, with a face value of $121,000 and $127,000, respectively, based on the weighted-average grant date stock prices of $15.17 and $16.33, respectively. These options and restricted stock awards are 100% vested on the third anniversary of the date of grant. For the year ended December 31, 2011 and 2010, the Corporation recognized $98,000 and $127,000, respectively, in stock compensation expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted-average for the year ended December 31,	2011	2010
Dividend yield	4.25%	3.29%
Expected life	10 years	10 years
Expected volatility	18.14%	15.56%
Risk-free interest rate	1.99%	3.23%

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

Notes to Consolidated Financial Statements

16. Stock Compensation Plans  – (continued)

A summary of option activity under the Plan as of December 31, 2011, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (in years)
Outstanding as of January 1, 2011	100,750	$24.44	$—	6.9
Granted	500	15.06	—	10.0
Forfeited	(7,250)	22.90	—	—
Outstanding as of December 31, 2011	94,000	$24.51	$—	6.0
Exercisable as of December 31, 2011	84,000	$25.66	$—	5.7

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2011, and changes during the period then ended is presented below:

	Options	Weighted- Average Grant-date Fair Value
Nonvested at January 1, 2011	25,750	$1.89
Granted	500	1.44
Vested	(12,500)	1.67
Forfeited	(3,750)	2.08
Nonvested as of December 31, 2011	10,000	$2.07

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2011, and changes during the period then ended is presented below:

	Shares	Weighted- Average Grant-date Fair Value
Nonvested at January 1, 2011	19,000	$16.79
Granted	8,000	15.17
Vested	(4,500)	22.50
Forfeited	—	—
Nonvested as of December 31, 2011	22,500	$15.07

As of December 31, 2011, there was $234,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years.

17. Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction on the date indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year-end.

Notes to Consolidated Financial Statements

17. Fair Values of Financial Instruments  – (continued)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value.

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Corporation has the ability to access at the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sales securities — The fair value of available for sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying on quoted prices for the specific securities but rather by relying on securities’ relationships to other benchmark quoted securities (Level 2 inputs).

Impaired loans — Fair value on impaired loans is measured using the estimate fair market value of the collateral less the estimate costs to sell. Fair value of the loan’s collateral is typically determined by appraisals or independent valuation. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2011, the fair value of impaired loans consists of loan balances totaling $652,000, net of a valuation allowance of $164,000, compared to loan balances of $3.2 million, net of a valuation allowance of $1.2 million at December 31, 2010. Additional provision for loan losses of $143,000 and $1.1 million was recorded during the years ended December 31, 2011 and 2010, respectively.

Real estate owned — Fair value on other real estate owned (OREO) is measured using the estimate fair market value of the collateral less the estimate costs to sell. Fair value of the collateral is typically determined by appraisals or independent valuation. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $45,000, which is made up of the outstanding balance of $50,000 and a write-down of $5,000.

Notes to Consolidated Financial Statements

17. Fair Values of Financial Instruments  – (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands) Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:
U.S. Treasury and federal agency	$4,460	$4,460	$—	$—
U.S. government sponsored entities and agencies	41,520	—	41,520	—
Mortgage-backed securities: residential	37,478	—	37,478	—
State and political subdivision	37,000	—	37,000	—
Equity securities	2,696	1,052	1,644	—
	$123,154	$5,512	$117,642	$—
December 31, 2010:
U.S. Treasury and federal agency	$6,729	$6,729	$—	$—
U.S. government sponsored entities and agencies	62,362	—	62,362	—
Mortgage-backed securities: residential	19,380	—	19,380	—
Collateralized mortgage obligations	922	—	922	—
State and political subdivision	33,902	—	33,902	—
Equity securities	2,525	154	2,371	—
	$125,820	$6,883	$118,937	$—

During 2011, the Corporation transferred one equity security from a Level 2 classification to a Level 1 classification within the fair value hierarchy. This equity security had a fair market value of $853,000 at December 31, 2011, compared to $1.0 million at December 31, 2010.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands) Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:
Impaired commercial real estate loans	$382	$—	$—	$382
Impaired commercial business loans	106			106
Other residential real estate owned	45	—	—	45
	$533	$—	$—	$533
December 31, 2010:
Impaired commercial real estate loans	$1,382	$—	$—	$1,382
Impaired commercial business loans	587	—	—	587
	$1,969	$—	$—	$1,969

Notes to Consolidated Financial Statements

17. Fair Values of Financial Instruments  – (continued)

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

	2011		2010
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$28,193	$28,193	$19,027	$19,027
Securities	123,154	123,154	125,820	125,820
Loans receivable	312,545	319,967	306,152	308,776
Federal bank stocks	3,664	N/A	4,129	N/A
Accrued interest receivable	1,630	1,630	1,763	1,763
Financial liabilities:
Deposits	416,468	422,704	409,658	415,040
Borrowed funds	20,000	23,362	30,000	33,163
Accrued interest payable	541	541	649	649
Off-balance sheet commitments	—	—	—	—

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values of the Corporation’s financial instruments at December 31, 2011 and 2010:

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

Notes to Consolidated Financial Statements

17. Fair Values of Financial Instruments  – (continued)

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

	2011		2010
(Dollar amounts in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,967	$953	$4,073	$5,023
Unused lines of credit	3,703	36,166	888	35,903
	$6,670	$37,119	$4,961	$40,926

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments at December 31, 2011 have interest rates ranging from 3.125% to 4.75%. Commitments to extend credit include agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to extend credit also include unfunded commitments under commercial and consumer lines of credit, revolving credit lines and overdraft protection agreements. These lines of credit may be collateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit were $245,000 and $648,000 at December 31, 2011 and 2010, respectively. The current amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

18. Emclaire Financial Corp. — Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets (Dollar amounts in thousands)	2011	2010
Assets:
Cash and cash equivalents	$87	$55
Securities available for sale	2,644	2,473
Equity in net assets of subsidiaries	48,625	42,292
Other assets	515	451
Total Assets	$51,871	$45,271
Liabilities and Stockholders’ Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,100	$1,100
Other short-term borrowed funds	—	5,000
Accrued expenses and other liabilities	41	53
Stockholders’ equity	50,730	39,118
Total Liabilities and Stockholders’ Equity	$51,871	$45,271

Notes to Consolidated Financial Statements

18. Emclaire Financial Corp. — Condensed Financial Statements, Parent Corporation Only  – (continued)

Condensed Statements of Income (Dollar amounts in thousands)	2011	2010
Income:
Dividends from subsidiaries	$4,854	$1,569
Investment income	73	110
Total income	4,927	1,679
Expense:
Interest expense	194	277
Noninterest expense	342	338
Total expense	536	615
Income before income taxes and undistributed subsidiary income	4,391	1,064
Undistributed equity in (distribution in excess of) net income of subsidiary	(652)	1,919
Net income before income taxes	3,739	2,983
Income tax benefit	(94)	(86)
Net income	$3,833	$3,069
Comprehensive income	$6,026	$2,732

Condensed Statements of Cash Flows (Dollar amounts in thousands)	2011	2010
Operating activities:
Net income	$3,833	$3,069
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed equity in) distributions in excess of net income of subsidiary	652	(1,919)
Securities impairment loss recognized in earnings	—	42
Other, net	(16)	(46)
Net cash provided by operating activities	4,469	1,146
Investing activities:
Sales (purchases) of investment securities	(52)	501
Investment in subsidiaries	(4,873)	(875)
Net cash used in investing activities	(4,925)	(374)
Financing activities:
Net change in borrowings	(5,000)	—
Proceeds from issuance of common stock	4,576	—
Proceeds from issuance of preferred stock (Series B)	10,000	—
Redemption of preferred stock (Series A)	(7,500)
Warrant repurchase	(51)	—
Proceeds from reissuance of treasury stock	—	410
Dividends paid	(1,537)	(1,185)
Net cash provided by (used in) financing activities	488	(775)
Increase (decrease) in cash and cash equivalents	32	(3)
Cash and cash equivalents at beginning of period	55	58
Cash and cash equivalents at end of period	$87	$55

Notes to Consolidated Financial Statements

19. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2011	2010
Net unrealized holding gains on available for sale securities	$4,688	$784
Reclassification adjustment for gains recognized in income, net	(482)	(975)
Amortization of pension prior service cost	(32)	(30)
Amortization of pension net actuarial loss	(851)	(290)
Net unrealized gains (losses)	3,323	(511)
Tax (expense) benefit	(1,130)	174
Other comprehensive income (loss)	$2,193	$(337)

20. Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $818,000 and $608,000 for 2011 and 2010, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2011	2010
Customer bank card processing	$365	$271
Penalties on prepayment of FHLB advances	334	557
Telephone and data communications	292	294
Internet banking and bill pay	234	227
Other	220	114
Travel, entertainment and conferences	215	207
Pennsylvania shares and use taxes	214	221
Printing and supplies	213	230
Postage and freight	173	201
Contributions	172	121
Marketing and advertising	171	153
Correspondent bank and courier fees	160	170
Subscriptions	151	136
Collections	132	94
Examinations	130	126
Total other noninterest expenses	$3,176	$3,122

Notes to Consolidated Financial Statements

21. Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

	For the year ended December 31,
(Dollar amounts in thousands, except for per share amounts)	2011	2010
Earnings per common share – basic
Net income	$3,833	$3,069
Less: Preferred stock dividends and discount accretion	517	393
Net income available to common stockholders	$3,316	$2,676
Average common shares outstanding	1,677,225	1,444,725
Basic earnings per common share	$1.98	$1.85
Earnings per common share – diluted
Net income available to common stockholders	$3,316	$2,676
Average common shares outstanding	1,677,225	1,444,725
Add: Dilutive effects of assumed exercises of stock options	—	1,935
Average shares and dilutive potential common shares	1,677,225	1,446,660
Diluted earnings per common share	$1.98	$1.85
Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	116,500	155,111