Form 10-Q
period 2012-03-31
EMCLAIRE FINANCIAL CORP
filed 2012-05-14
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock was 1,751,908 at May 14, 2012.

EMCLAIRE FINANCIAL CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp.

Consolidated Balance Sheets

As of March 31, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011

Assets

Cash and due from banks	$2,359	$2,516
Interest earning deposits with banks	27,601	25,677
Cash and cash equivalents	29,960	28,193
Securities available for sale, at fair value	134,984	123,154
Loans receivable, net of allowance for loan losses of $3,642 and $3,536	320,095	312,545
Federal bank stocks, at cost	3,530	3,664
Bank-owned life insurance	5,862	5,809
Accrued interest receivable	1,680	1,630
Premises and equipment, net	8,890	9,026
Goodwill	3,664	3,664
Core deposit intangible, net	1,487	1,580
Prepaid expenses and other assets	2,686	2,617

Total Assets	$512,838	$491,882

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$95,848	$84,871
Interest bearing	341,611	331,597
Total deposits	437,459	416,468
Long-term borrowed funds	20,000	20,000
Accrued interest payable	537	541
Accrued expenses and other liabilities	3,897	4,143

Total Liabilities	461,893	441,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 per value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,853,925 shares issued; 1,751,908 shares outstanding	2,317	2,317
Additional paid-in capital	19,184	19,155
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	20,547	19,948
Accumulated other comprehensive income	1,011	1,424

Total Stockholders' Equity	50,945	50,730

Total Liabilities and Stockholders' Equity	$512,838	$491,882

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2012	2011

Interest and dividend income:
Loans receivable, including fees	$4,312	$4,332
Securities:
Taxable	568	537
Exempt from federal income tax	298	323
Federal bank stocks	15	13
Interest earning deposits with banks	22	47
Total interest and dividend income	5,215	5,252

Interest expense:
Deposits	1,069	1,175
Borrowed funds	234	341
Total interest expense	1,303	1,516

Net interest income	3,912	3,736
Provision for loan losses	113	120

Net interest income after provision for loan losses	3,799	3,616

Noninterest income:
Fees and service charges	356	340
Commissions on financial services	86	163
Title premiums	17	29
Net gain on sales of available for sale securities	424	104
Earnings on bank-owned life insurance	61	60
Other	275	234
Total noninterest income	1,219	930

Noninterest expense:
Compensation and employee benefits	1,943	1,889
Premises and equipment	518	579
Intangible asset amortization	93	119
Professional fees	200	182
Federal deposit insurance	96	143
Other	783	671
Total noninterest expense	3,633	3,583

Income before provision for income taxes	1,385	963
Provision for income taxes	346	182

Net income	1,039	781
Preferred stock dividends and discount accretion	125	98

Net income available to common stockholders	$914	$683
Basic and diluted earnings per common share	$0.52	$0.47

Average common shares outstanding	1,751,908	1,460,626

Comprehensive income	$626	$719

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities
Net income	$1,039	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	207
Provision for loan losses	113	120
Amortization of premiums and (accretion of discounts), net	42	52
Amortization of intangible assets and mortgage servicing rights	95	123
Realized gains on sales of available for sale securities, net	(424)	(104)
Net (gains) losses on foreclosed real estate	6	(3)
Restricted stock and stock option compensation	29	30
Increase in bank-owned life insurance, net	(53)	(52)
(Increase) decrease in accrued interest receivable	(50)	110
(Increase) decrease in prepaid expenses and other assets	(44)	382
Decrease in accrued interest payable	(4)	(31)
Increase (decrease) in accrued expenses and other liabilities	(111)	277
Net cash provided by operating activities	818	1,892

Cash flows from investing activities
Loan originations and principal collections, net	(7,769)	5,767
Available for sale securities:
Sales	1,112	12,079
Maturities, repayments and calls	25,460	3,061
Purchases	(38,570)	(10,132)
Redemption of federal bank stocks	134	165
Proceeds from the sale of foreclosed real estate	75	129
Purchases of premises and equipment	(44)	(57)
Net cash provided by (used in) investing activities	(19,602)	11,012

Cash flows from financing activities
Net increase in deposits	20,991	6,320
Dividends paid	(440)	(327)
Proceeds from the issuance of common stock	-	4,577
Net cash provided by financing activities	20,551	10,570

Increase in cash and cash equivalents	1,767	23,474
Cash and cash equivalents at beginning of period	28,193	19,027
Cash and cash equivalents at end of period	$29,960	$42,501

Supplemental information:
Interest paid	$1,307	$1,547
Income taxes paid	500	-

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	30	72

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2012	2011

Balance at beginning of period	$50,730	$39,118

Net income	1,039	781

Other comprehensive income:
Change in net unrealized gains (losses) on available for sale securities, net of taxes (benefits) of ($69) and $4, respectively	(133)	7
Less: reclassification adjustment for gains included in net income, net of taxes of $144 and $35, respectively	280	69
Other comprehensive loss	(413)	(62)

Total comprehensive income	626	719

Stock compensation expense	29	30

Dividends declared on preferred stock	(125)	(94)

Dividends declared on common stock	(315)	(233)

Issuance of common stock (290,004 shares)	-	4,577

Balance at end of period	$50,945	$44,117

Common cash dividend per share	$0.18	$0.16

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp.

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as contained in the Corporation’s 2011 Annual Report on Form 10-K filed with the SEC.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, goodwill, real estate owned, the valuation of deferred tax assets and other-than-temporary impairment charges on securities. The results of operations for interim quarterly or year-to-date periods are not necessarily indicative of the results that may be expected for the entire year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year’s financial statement presentation.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the Secretary of the U.S. Treasury, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The dividend rate for the first quarter of 2012 was 5%. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

4.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

4.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2012	2011
Earnings per common share - basic
Net income	$1,039	$781
Preferred stock dividends and discount accretion	125	98
Net income available to common stockholders	$914	$683
Average common shares outstanding	1,751,908	1,460,626
Basic earnings per common share	$0.52	$0.47

Earnings per common share - diluted
Net income available to common stockholders	$914	$683
Average common shares outstanding	1,751,908	1,460,626
Add: Dilutive effects of assumed exercises of stock options	-	3,512
Average shares and dilutive potential common shares	1,751,908	1,464,138
Diluted earnings per common share	$0.52	$0.47
Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	92,500	144,111

5.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
March 31, 2012:
U.S. Treasury and federal agency	$3,946	$364	$-	$4,310
U.S. government sponsored entities and agencies	56,281	66	(98)	56,249
Mortgage-backed securities: residential	33,437	1,840	-	35,277
State and political subdivisions	34,831	1,792	(17)	36,606
Corporate debt securities	742	4	(2)	744
Equity securities	1,907	3	(112)	1,798
	$131,144	$4,069	$(229)	$134,984
December 31, 2011:
U.S. Treasury and federal agency	$3,944	$516	$-	$4,460
U.S. government sponsored entities and agencies	41,425	102	(7)	41,520
Mortgage-backed securities: residential	35,651	1,827	-	37,478
State and political subdivisions	35,073	1,928	(1)	37,000
Equity securities	2,595	308	(207)	2,696
	$118,688	$4,681	$(215)	$123,154

5.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	cost	value

Due after one year through five years	$45,254	$45,477
Due after five through ten years	46,316	47,809
Due after ten years	4,230	4,623
Mortgage-backed securities: residential	33,437	35,277
	$129,237	$133,186

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2012:
U.S. government sponsored entities and agencies	$26,529	$(98)	$-	$-	$26,529	$(98)
State and political subdivisions	1,495	(17)	-	-	1,495	(17)
Corporate debt securities	248	(2)			248	(2)
Equity securities	947	(101)	197	(11)	1,144	(112)
	$29,219	$(218)	$197	$(11)	$29,416	$(229)

December 31, 2011:
U.S. government sponsored entities and agencies	$4,490	$(7)	$-	$-	$4,490	$(7)
State and political subdivisions	99	(1)	-	-	99	(1)
Equity securities	881	(185)	187	(22)	1,068	(207)
	$5,470	$(193)	$187	$(22)	$5,657	$(215)

Gains on sales of available for sale securities for the quarters ended March 31 were as follows:

(Dollar amounts in thousands)	2012	2011

Proceeds	$1,112	$12,079
Gains	424	104
Tax provision related to gains	144	35

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

5.	Securities (continued)

There were three equity securities in an unrealized loss position as of March 31, 2012. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2012 to be other-than-temporarily impaired.

There were 22 debt securities in an unrealized loss position as of March 31, 2012, all of which were in an unrealized loss position for less than 12 months. Of these securities, 15 were U.S. government sponsored entities and agencies, six were state and political subdivisions and one was a corporate debt security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2012 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2012	2011

Mortgage loans on real estate:
Residential first mortgages	$94,930	$93,610
Home equity loans and lines of credit	69,929	71,238
Commercial real estate	93,849	94,765
	258,708	259,613
Other loans:
Commercial business	53,160	43,826
Consumer	11,869	12,642
	65,029	56,468
Total loans, gross	323,737	316,081
Less allowance for loan losses	3,642	3,536
Total loans, net	$320,095	$312,545

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012:

(Dollar amounts in thousands)

Impaired Loans with
Specific Allowance

For the three months
	As of March 31, 2012			ended March 31, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	1,077	939	190	732	21	21
Commercial business	60	60	20	94	1	1
Consumer	-	-	-	-	-	-
Total	$1,137	$999	$210	$826	$22	$22

	Impaired Loans with
	No Specific Allowance

			For the three months
	As of March 31, 2012		ended March 31, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	954	729	942	16	16
Commercial business	409	384	358	7	7
Consumer	1,832	1,832	1,869	48	48
Total	$3,195	$2,945	$3,169	$71	$71

During the quarter ended March 31, 2011, impaired loans averaged $5.3 million and the Corporation recognized interest income on impaired loans of approximately $42,000, on a cash basis.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011:

(Dollar amounts in thousands)

Impaired Loans with
Specific Allowance

For the year ended
	As of December 31, 2011			December 31, 2011
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	524	524	142	616	39	26
Commercial business	128	128	22	771	7	2
Consumer	-	-	-	-	-	-

Total	$652	$652	$164	$1,387	$46	$28

	Impaired Loans with
	No Specific Allowance

			For the year ended
	As of December 31, 2011		December 31, 2011
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,518	1,154	862	81	81
Commercial business	357	332	122	27	6
Consumer	1,905	1,905	2,018	138	138

Total	$3,780	$3,391	$3,002	$246	$225

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

At March 31, 2012 and December 31, 2011, the Corporation had $791,000 and $794,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At March 31, 2012 and December 31, 2011, the Corporation had $35,000 and $35,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the three month period ended March 31, 2012, the Corporation did not modify any additional loans as TDRs.

During the three month period ended March 31, 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

March 31, 2012:
Residential first mortgages	$94,377	$-	$-	$553	$-	$94,930
Home equity and lines of credit	69,833	-	-	96	-	69,929
Commercial real estate	-	87,160	3,320	3,369	-	93,849
Commercial business	-	51,272	605	1,283	-	53,160
Consumer	10,037	-	-	1,832	-	11,869
Total	$174,247	$138,432	$3,925	$7,133	$-	$323,737

December 31, 2011:
Residential first mortgages	$92,612	$-	$-	$998	$-	$93,610
Home equity and lines of credit	71,064	-	-	174	-	71,238
Commercial real estate	-	88,006	3,625	3,134	-	94,765
Commercial business	-	41,864	832	1,130	-	43,826
Consumer	10,737	-	-	1,905	-	12,642
Total	$174,413	$129,870	$4,457	$7,341	$-	$316,081

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

March 31, 2012:
Residential first mortgages	$93,512	$711	$154	$210	$343	$94,930
Home equity and lines of credit	69,521	225	87	-	96	69,929
Commercial real estate	92,157	23	-	-	1,669	93,849
Commercial business	52,690	16	10	-	444	53,160
Consumer	10,021	15	1	-	1,832	11,869
Total loans	$317,901	$990	$252	$210	$4,384	$323,737

December 31, 2011:
Residential first mortgages	$91,400	$1,059	$153	$66	$932	$93,610
Home equity and lines of credit	70,506	431	127	-	174	71,238
Commercial real estate	92,632	302	-	-	1,831	94,765
Commercial business	43,338	7	10	-	471	43,826
Consumer	10,488	55	8	-	2,091	12,642
Total loans	$308,364	$1,854	$298	$66	$5,499	$316,081

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2012:
Residential first mortgages	$-	$-	$-	$343	$343
Home equity and lines of credit	-	-	-	96	96
Commercial real estate	661	-	-	1,008	1,669
Commercial business	437	-	-	7	444
Consumer	1,832	-	-	-	1,832
Total loans	$2,930	$-	$-	$1,454	$4,384

December 31, 2011:
Residential first mortgages	$-	$-	$-	$932	$932
Home equity and lines of credit	-	-	-	174	174
Commercial real estate	1,087	92	-	652	1,831
Commercial business	471	-	-	-	471
Consumer	2,091	-	-	-	2,091
Total loans	$3,649	$92	$-	$1,758	$5,499

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

Following is an analysis of the changes in the ALL for the three months ended March 31, 2012 and 2011:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2012	2011
Balance at the beginning of the period	$3,536	$4,132
Provision for loan losses	113	120
Charge-offs	(112)	(321)
Recoveries	105	11
Balance at the end of the period	$3,642	$3,942

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended March 31, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(50)	(26)	-	-	(36)	(112)
Recoveries	76	7	-	17	5	105
Provision	(2)	112	(14)	(21)	38	113

Ending Balance	$856	$413	$1,723	$586	$64	$3,642

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	190	20	-	210
Collectively evaluated for impairment	856	413	1,533	566	64	3,432

Total loans:
Individually evaluated for impairment	-	-	1,668	444	1,832	3,944
Collectively evaluated for impairment	94,930	69,929	92,181	52,716	10,037	319,793

Year ended December 31, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(224)	(188)	(200)	(415)	(67)	(1,094)
Recoveries	3	1	-	63	11	78
Provision	655	(65)	230	(381)	(19)	420

Ending Balance	$832	$320	$1,737	$590	$57	$3,536

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	22	142	-	164
Collectively evaluated for impairment	832	320	1,715	448	57	3,372

Total loans:
Individually evaluated for impairment	-	-	1,678	460	1,905	4,043
Collectively evaluated for impairment	93,610	71,238	93,087	43,366	10,737	312,038

Three months ended March 31, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	-	(30)	-	(281)	(10)	(321)
Recoveries	-	-	-	10	1	11
Provision		11	(241)	338	5	120

Ending Balance	$405	$553	$1,466	$1,390	$128	$3,942

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	78	818	-	896
Collectively evaluated for impairment	405	553	1,388	572	128	3,046

Total loans:
Individually evaluated for impairment	-	-	1,611	1,411	2,057	5,079
Collectively evaluated for impairment	86,162	73,012	88,261	40,550	11,004	298,989

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,540	4,027	2,447

Total	$7,691	$2,540	$7,691	$2,447

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded during 2011 or in the first three months of 2012. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three month period ending March 31, 2012, the Corporation recorded intangible amortization expense totaling $93,000.

8.	Stock Compensation Plans

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

A summary of option activity under the Plan as of March 31, 2012, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2012	94,000	$24.51	$-	6.0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,750)	15.00	-	-
Outstanding as of March 31, 2012	92,250	$24.69	$16	5.7

Exercisable as of March 31, 2012	84,000	$25.66	$-	5.4

A summary of the status of the Corporation’s nonvested option shares as of March 31, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2012	10,000	$2.07
Granted	-	-
Vested	-	-
Forfeited	(1,750)	2.14
Nonvested as of March 31, 2012	8,250	$2.06

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2012	22,500	$15.07
Granted	1,450	16.44
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2012	23,950	$15.15

For the three month periods ended March 31, 2012 and 2011, the Corporation recognized $29,000 and $30,000, respectively, in stock compensation expense. As of March 31, 2012, there was $225,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.9 years.

9.	Fair Values

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Cash and cash equivalents – The carrying value of cash, due from banks and interest bearing deposits approximates fair value and are classified as Level 1.

Securities available for sale – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored agency and mortgage-backed securities, municipal securities and corporate securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3).

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

9.	Fair Values (continued)

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2012 the fair value consists of loan balances of $999,000, net of a valuation allowance of $210,000, compared to loan balances of $652,000, net of a valuation allowance of $164,000 at December 31, 2011. Additional provision for loan losses of $64,000 was recorded during the three months ended March 31, 2012 for impaired loans. There was no additional provision recorded for impaired loans for the same period in 2011.

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2012 and December 31, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and a write-down of $5,000. At March 31, 2011, the Corporation did not have any OREO measured at fair value.

Federal bank stock – It is not practical to determine the fair value of federal bank stocks due to restrictions place on its transferability.

Deposits – The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, checking with interest, savings and money market accounts, is equal to the amount payable on demand resulting in either a Level 1 or Level 2 classification. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities resulting in a Level 2 classification.

Borrowings – The fair value of borrowings with the FHLB is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued interest receivable and payable – The carrying value of accrued interest receivable and payable approximates fair value.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

9.	Fair Values (continued)

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2012:
U.S. Treasury and federal agency	$4,310	$4,310	$-	$-
U.S. government sponsored entities and agencies	56,249	-	56,249	-
Mortgage-backed securities: residential	35,277	-	35,277	-
State and political subdivision	36,606	-	36,606	-
Corporate securities	744	-	744
Equity securities	1,798	1,145	653	-
	$134,984	$5,455	$129,529	$-

December 31, 2011:
U.S. Treasury and federal agency	$4,460	$4,460	$-	$-
U.S. government sponsored entities and agencies	41,520	-	41,520
Mortgage-backed securities: residential	37,478	-	37,478	-
State and political subdivision	37,000	-	37,000	-
Equity securities	2,696	1,052	1,644	-
	$123,154	$5,512	$117,642	$-

During the three month period ended March 31, 2012, the Corporation had no transfers between Level 1 and Level 2.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2012:
Impaired commercial real estate loans	$749	$-	$-	$749
Impaired commercial business loans	40	-	-	40
Other residential real estate owned	45	-	-	45
	$834	$-	$-	$834

December 31, 2011:
Impaired commercial real estate loans	$382	$-	$-	$382
Impaired commercial business loans	106	-	-	106
Other residential real estate owned	45	-	-	45
	$533	$-	$-	$533

Impaired commercial real estate loans were valued based on recent real estate appraisals utilizing either a single valuation approach or a combination of approaches including comparable sales and the income approach. Significant other unobservable inputs include adjustments for selling costs and differences between the comparable sales. These adjustments had a weighted average of 64.4%. Included in this is one commercial real estate loan discounted at 100% due to the borrower filing Chapter 11 bankruptcy which may impact the Corporation’s lien positions on the properties collateralizing the loan. Impaired loans other than commercial real estate and other real estate owned are not considered material.

9.	Fair Values (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Fair Value Measurements at
	Carrying	March 31, 2012 using:
Description	Amount	Total	Level 1	Level 2	Level 3

March 31, 2012:
Financial Assets:
Cash and cash equivalents	$29,960	$29,960	$29,960	$-	$-
Securities available for sale	134,984	134,984	5,455	129,529	-
Loans, net	320,095	320,095	-	-	320,095
Federal bank stock	3,530	N/A	-	N/A	-
Accrued interest receivable	1,680	1,680	-	-	1,680
	490,249	486,719	35,415	129,529	321,775

Financial Liabilities:
Deposits	437,459	437,459	-	-	437,459
FHLB advances	20,000	20,000	-	20,000	-
Accrued interest payable	537	537	-	-	537
	457,996	457,996	-	20,000	437,996

December 31, 2011:	Carrying	Fair
Financial Assets:	Amount	Value
Cash and cash equivalents	28,193	28,193
Securities available for sale	123,154	123,154
Loans, net	312,545	319,967
Federal bank stock	3,664	N/A
Accrued interest receivable	1,630	1,630
	469,186	472,944

Financial Liabilities:
Deposits	416,468	422,704
FHLB advances	20,000	23,362
Accrued interest payable	541	541
	437,009	446,607

10.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International account principles. Overall the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for the interim and annual reporting periods beginning after December 15, 2011. This guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Corporation to one continuous statement instead of presented as part of the consolidated statement of shareholder’s equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp. and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2012, compared to the same period in 2011 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 20 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $21.0 million or 4.3% to $512.8 million at March 31, 2012 from $491.9 million at December 31, 2011. This increase resulted primarily from increases in cash and cash equivalents, securities and loans receivable of $1.8 million, $11.8 million and $7.6 million, respectively. The increase in the Corporation’s assets was primarily funded by an increase in customer deposits of $21.0 million.

Total liabilities increased $20.7 million to $461.9 million at March 31, 2012 from $441.2 million at December 31, 2011, resulting primarily from the aforementioned $21.0 increase in customer deposits which consisted of a $11.0 million or 12.9% increase in noninterest bearing deposits and a $10.0 million or 3.0% increase in interest bearing deposits.

Stockholders’ equity increased $215,000 to $50.9 million at March 31, 2012 from $50.7 million at December 31, 2011. Book value and tangible book value per common share was $23.37 and $20.43, respectively, at March 31, 2012, compared to $23.25 and $20.26, respectively, at December 31, 2011.

At March 31, 2012, the Bank was considered well capitalized under the regulatory framework for prompt corrective action with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.69%, 14.79% and 16.04%, respectively, compared to 8.69%, 15.00% and 16.25%, respectively, at December 31, 2011.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended March 31, 2012 and 2011

General. Net income before preferred stock dividends and discount accretion increased $258,000 or 33.0% to $1.0 million for the three months ended March 31, 2012 from $781,000 for the same period in 2011. This increase was the result of increases in net interest income and noninterest income of $176,000 and $289,000, respectively, and a decrease in the provision for loan losses of $7,000. Partially offsetting these favorable items, noninterest expense and the provision for income taxes increased $50,000 and $164,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $179,000 or 4.6% to $4.1 million for the three months ended March 31, 2012 from $3.9 million for the same period in 2011. This increase can be attributed to a decrease in interest expense of $213,000, partially offset by a decrease in tax equivalent interest income of $34,000.

Interest income. Interest income on a tax equivalent basis decreased $34,000 to $5.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease can be attributed to decreases in interest on securities, loans, and interest-earning deposits with banks of $8,000, $3,000, and $25,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $2,000.

Tax equivalent interest earned on loans receivable decreased $3,000 to $4.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease resulted as the average yield on loans receivable decreased 28 basis points to 5.48% for the three months ended March 31, 2012, versus 5.76% for the same period in 2011. This unfavorable yield variance accounted for a $178,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $12.6 million or 4.1%, accounting for an increase of $175,000 in loan interest income.

Tax equivalent interest earned on securities decreased $8,000 to $1.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease resulted from a decrease in the yield on securities of 20 basis points to 3.10% for the three months ended March 31, 2012, versus 3.30% for the same period in 2011, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $56,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average securities increased $5.9 million or 4.8%, accounting for a $48,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $25,000 or 53.2% to $22,000 for the three months ended March 31, 2012 from $47,000 for the same period in 2011. This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 49 basis points to 0.40% for the three months ended March 31, 2012, compared to 0.89% for the same period in the prior year, accounting for a $27,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of these assets increased $791,000, primarily as excess cash was maintained as a result of increased customer deposits, accounting for a $2,000 increase in interest income.

Interest expense. Interest expense decreased $213,000 or 14.1% to $1.3 million for the three months ended March 31, 2012 from $1.5 million for the same period in 2011. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $106,000 and $107,000, respectively.

Interest expense incurred on deposits decreased $106,000 or 9.0% to $1.1 million for the three months ended March 31, 2012 compared to $1.2 million for the same period in 2011. The average cost of interest-bearing deposits decreased 17 basis points to 1.28% for the three months ended March 31, 2012, compared to 1.45% for the same period in 2011 resulting in a $129,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2011 and the first three months of 2012 in the overall low interest-rate environment. Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $6.5 million to $335.5 million for the three months ended March 31, 2012, compared to $328.9 million for the same period in 2011 causing a $23,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $107,000 or 31.4% to $234,000 for the three months ended March 31, 2012, compared to $341,000 for the same period in the prior year. The average balance of borrowed funds decreased $10.3 million or 33.9%, accounting for a $120,000 decrease in interest expense. Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 14 basis points to 4.71% for the three months ended March 31, 2012, compared to 4.57% for the same period in 2011, causing a $13,000 increase in interest expense. Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $5.0 million in long-term FHLB borrowings during second quarter of 2011, and the repayment of a $5.0 million credit line at a correspondent bank during the second and third quarter of 2011.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$301,191	$4,157	5.55%	$295,929	$4,222	5.79%
Loans, tax exempt	19,870	220	4.45%	12,570	158	5.11%
Total loans receivable	321,061	4,377	5.48%	308,499	4,380	5.76%

Securities, taxable	91,838	568	2.49%	88,015	537	2.47%
Securities, tax exempt	37,019	424	4.60%	34,930	463	5.38%
Total securities	128,857	992	3.10%	122,945	1,000	3.30%

Interest-earning deposits with banks	22,276	22	0.40%	21,485	47	0.89%
Federal bank stocks	3,610	15	1.67%	4,070	13	1.30%
Total interest-earning other assets	25,886	37	0.57%	25,555	60	0.95%

Total interest-earning assets	475,804	5,406	4.57%	456,999	5,440	4.83%
Cash and due from banks	2,617			2,467
Other noninterest-earning assets	20,728			22,042

Total Assets	$499,149			$481,508

Interest-bearing liabilities:
Interest-bearing demand deposits	$190,805	$103	0.22%	$181,046	$136	0.30%
Time deposits	144,667	966	2.69%	147,898	1,039	2.85%
Total interest-bearing deposits	335,472	1,069	1.28%	328,944	1,175	1.45%

Borrowed funds, short-term	-	-	0.00%	5,261	60	4.63%
Borrowed funds, long-term	20,000	234	4.71%	25,000	281	4.56%
Total borrowed funds	20,000	234	4.71%	30,261	341	4.57%

Total interest-bearing liabilities	355,472	1,303	1.47%	359,205	1,516	1.71%

Noninterest-bearing demand deposits	87,259	-	-	78,837	-	-

Funding and cost of funds	442,731	1,303	1.18%	438,042	1,516	1.40%

Other noninterest-bearing liabilities	5,251			4,187

Total Liabilities	447,982			442,229
Stockholders' Equity	51,167			39,279

Total Liabilities and Stockholders' Equity	$499,149			$481,508

Net interest income		$4,103			$3,924

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.10%			3.12%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.47%			3.48%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$175	$(178)	$(3)
Securities	48	(56)	(8)
Interest-earning deposits with banks	2	(27)	(25)
Federal bank stocks	(2)	4	2

Total interest-earning assets	223	(257)	(34)

Interest expense:
Interest-bearing deposits	23	(129)	(106)
Borrowed funds	(120)	13	(107)

Total interest-bearing liabilities	(97)	(116)	(213)

Net interest income	$320	$(141)	$179

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended March 31, 2012 and 2011 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2012	2011
Balance at the beginning of the period	$3,536	$4,132
Provision for loan losses	113	120
Charge-offs	(112)	(321)
Recoveries	105	11
Balance at the end of the period	$3,642	$3,942

Non-performing loans	$4,594	$7,428
Non-performing assets	4,850	7,747
Non-performing loans to total loans	1.42%	2.44%
Non-performing assets to total assets	0.95%	1.57%
Allowance for loan losses to total loans	1.12%	1.30%
Allowance for loan losses to non-performing loans	79.27%	53.07%

Nonperforming loans decreased $971,000 to $4.6 million at March 31, 2012 from $5.6 million at December 31, 2011. The decrease in nonperforming loans was primarily due to the successful resolution and payoff of a $450,000 nonperforming residential mortgage loan in addition to principal reductions resulting from other credit workouts and repayments. The increase in the allowance for loan losses to nonperforming loans from 63.54% at December 31, 2011 to 79.3% at March 31, 2012 was primarily a result of the aforementioned decrease in nonperforming loans.

As of March 31, 2012, the Corporation’s classified and criticized assets amounted to $11.1 million or 2.2% of total assets, with $7.1 million classified as substandard and $3.9 million identified as special mention. This compares to classified and criticized assets of $11.8 million or 2.4% of total assets, with $7.3 million classified as substandard and $4.5 million identified as special mention at December 31, 2011. The decrease in criticized and classified assets was primarily the result of the aforementioned credit workouts and principal payments.

The provision for loan losses decreased $7,000 or 5.8% to $113,000 for the three month period ended March 31, 2012 from $120,000 for the same period in the prior year as net charge-offs decreased to $7,000 for the three months ended March 31, 2012 from $310,000 for the same period in the prior year. While net charge-offs decreased significantly, the provision for loan losses decreased only slightly as average loans receivable increased $12.6 million or 4.1% to $321.1 million for the three months ended March 31, 2012, compared to $308.5 million for the same period in the prior year.

Noninterest income. Noninterest income increased $289,000 or 31.1% to $1.2 million during the three months ended March 31, 2012, compared to $930,000 during the same period in the prior year. This increase was primarily due to increases in gains on the sale of securities, other noninterest income and fees and service charges of $320,000, $41,000 and $16,000, respectively. During the first quarter of 2012, the Corporation recognized $424,000 in gains related to the sale of a community bank stock. The increase in other noninterest income resulted from increased interchange fee income while the increase in fees and service charges resulted from increased overdraft fees. These favorable variances were partially offset by a $77,000 decrease in commissions on financial services, which relates to the Corporation employing one financial services representative during the quarter ended March 31, 2012 compared to three representatives during the same period in the prior year. The Corporation is currently looking to expand this division by recruiting additional representatives to improve production and revenue levels.

Noninterest expense. Noninterest expense increased $50,000 or 1.4% to $3.6 million during the three months ended March 31, 2012 and 2011. This increase in noninterest expense can be attributed to increases in other noninterest expense, compensation and employee benefits and professional fees of $112,000, $54,000 and $18,000, respectively, partially offset by decreases in premises and equipment expense, intangible asset amortization and FDIC insurance of $61,000, $26,000 and $47,000, respectively.

Other noninterest expense increased $112,000 or 16.7% to $783,000 for the three months ended March 31, 2012, compared to $671,000 for the same period in the prior year. This unfavorable variance can be attributed primarily to increased costs associated with debit card processing and start-up expenses of a debit card reward program launched in the first quarter of 2012.

Compensation and employee benefits increased $54,000 or 2.9% to $1.9 million for the three months ended March 31, 2012 and 2011. This increase can be primarily attributed to normal salary and wage increases, partially offset by a decrease in commissions paid to financial services representatives.

Premises and equipment expense decreased $61,000 or 10.5% to $518,000 for the three months ended March 31, 2012, compared to $579,000 for the same period in the prior year. This decrease can be primarily attributed to decreases of $33,000 and $26,000, respectively, in building maintenance costs and depreciation.

FDIC insurance decreased $47,000 or 32.9% to $96,000 for the three months ended March 31, 2012, compared to $143,000 for the same period in the prior year. This was the result of 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

As a result of a branch purchase completed in the third quarter of 2009, the Corporation recognized $93,000 of core deposit intangible amortization expense during the first quarter of 2012, compared to $119,000 for the same period in the prior year. Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Provision for income taxes. The provision for income taxes increased $164,000 or 90.1% to $346,000 for the three months ended March 31, 2012 compared to $182,000 for the same period in the prior year, as the Corporation’s effective tax rate increased to 25.0% for the first quarter of 2012 from 18.9% from the same quarter in the prior year due to an increase in taxable income, primarily from gains realized from the sale of a community bank stock during the quarter and a decline in tax-exempt income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 25.0% for the quarter ended March 31, 2012, is due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2012, the Corporation used its sources of funds primarily to reduce borrowed funds and to fund loan originations and security purchases. As of March 31, 2012, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $49.0 million, and standby letters of credit totaling $219,000.

At March 31, 2012, time deposits amounted to $142.7 million or 32.6% of the Corporation’s total consolidated deposits, including approximately $46.7 million of which are scheduled to mature within the next year. Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At March 31, 2012, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $139.3 million.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2011, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at March 31, 2012, the Corporation’s interest-earning assets maturing or repricing within one year totaled $145.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $151.6 million, providing an excess of interest-bearing liabilities over interest-earning assets of $6.6 million. At March 31, 2012, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 104.6%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

EMCLAIRE FINANCIAL CORP. AND SUBSIDIARIES

Date: May 14, 2012	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

