Form 10-Q
period 2012-06-30
EMCLAIRE FINANCIAL CORP
filed 2012-08-14
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-34527

EMCLAIRE FINANCIAL CORP
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

The number of shares outstanding of the Registrant’s common stock was 1,751,908 at August 14, 2012.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of June 30, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011

Assets

Cash and due from banks	$2,460	$2,516
Interest earning deposits with banks	24,371	25,677
Cash and cash equivalents	26,831	28,193
Securities available for sale, at fair value	159,265	123,154
Loans receivable, net of allowance for loan losses of $3,715 and $3,536	325,927	312,545
Federal bank stocks, at cost	3,403	3,664
Bank-owned life insurance	5,916	5,809
Accrued interest receivable	1,683	1,630
Premises and equipment, net	8,904	9,026
Goodwill	3,664	3,664
Core deposit intangible, net	1,394	1,580
Prepaid expenses and other assets	2,949	2,617

Total Assets	$539,936	$491,882

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$100,050	$84,871
Interest bearing	363,360	331,597
Total deposits	463,410	416,468
Long-term borrowed funds	20,000	20,000
Accrued interest payable	526	541
Accrued expenses and other liabilities	4,138	4,143

Total Liabilities	488,074	441,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 per value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,853,925 shares issued; 1,751,908 shares outstanding	2,317	2,317
Additional paid-in capital	19,215	19,155
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	21,362	19,948
Accumulated other comprehensive income	1,082	1,424

Total Stockholders' Equity	51,862	50,730

Total Liabilities and Stockholders' Equity	$539,936	$491,882

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest and dividend income:
Loans receivable, including fees	$4,288	$4,305	$8,600	$8,637
Securities:
Taxable	578	582	1,147	1,120
Exempt from federal income tax	288	326	586	649
Federal bank stocks	15	14	31	26
Interest earning deposits with banks	29	54	50	101
Total interest and dividend income	5,198	5,281	10,414	10,533

Interest expense:
Deposits	1,027	1,209	2,096	2,384
Borrowed funds	235	332	470	673
Total interest expense	1,262	1,541	2,566	3,057

Net interest income	3,936	3,740	7,848	7,476
Provision for loan losses	115	120	228	240

Net interest income after provision for loan losses	3,821	3,620	7,620	7,236

Noninterest income:
Fees and service charges	375	373	731	713
Commissions on financial services	139	141	225	304
Title premiums	16	25	33	54
Net gain on sales of available for sale securities	538	378	962	482
Earnings on bank-owned life insurance	62	61	124	121
Other	291	244	565	478
Total noninterest income	1,421	1,222	2,640	2,152

Noninterest expense:
Compensation and employee benefits	1,867	1,742	3,810	3,631
Premises and equipment	500	559	1,019	1,138
Intangible asset amortization	93	119	186	238
Professional fees	175	163	375	346
Federal deposit insurance	94	155	190	298
Other	835	1,039	1,618	1,709
Total noninterest expense	3,564	3,777	7,198	7,360

Income before provision for income taxes	1,678	1,065	3,062	2,028
Provision for income taxes	422	215	768	397

Net income	1,256	850	2,294	1,631
Preferred stock dividends and discount accretion	125	98	250	196

Net income available to common stockholders	$1,131	$752	$2,044	$1,435

Basic and diluted earnings per common share	$0.65	$0.43	$1.17	$0.89

Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,604,809

Comprehensive income	$1,326	$1,349	$1,952	$2,068

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities
Net income	$2,294	$1,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	409
Provision for loan losses	228	240
Amortization of premiums and (accretion of discounts), net	98	107
Amortization of intangible assets and mortgage servicing rights	189	246
Realized gains on sales of available for sale securities, net	(962)	(482)
Net losses on foreclosed real estate	16	14
Restricted stock and stock option compensation	60	58
Increase in bank-owned life insurance, net	(107)	(105)
(Increase) decrease in accrued interest receivable	(53)	128
(Increase) decrease in prepaid expenses and other assets	(293)	650
Decrease in accrued interest payable	(15)	(76)
Increase in accrued expenses and other liabilities	130	584
Net cash provided by operating activities	1,932	3,404

Cash flows from investing activities
Loan originations and principal collections, net	(14,033)	150
Available for sale securities:
Sales	5,596	27,493
Maturities, repayments and calls	41,075	13,121
Purchases	(82,278)	(48,503)
Redemption of federal bank stocks	261	243
Proceeds from the sale of foreclosed real estate	248	345
Purchases of premises and equipment	(225)	(177)
Net cash used in investing activities	(49,356)	(7,328)

Cash flows from financing activities
Net increase in deposits	46,942	31,672
Repayments on Federal Home Loan Bank advances	-	(5,000)
Dividends paid	(880)	(700)
Proceeds from the issuance of common stock	-	4,577
Net cash provided by financing activities	46,062	30,549

Increase (decrease) in cash and cash equivalents	(1,362)	26,625
Cash and cash equivalents at beginning of period	28,193	19,027
Cash and cash equivalents at end of period	$26,831	$45,652

Supplemental information:
Interest paid	$2,581	$3,133
Income taxes paid	1,020	-

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	264	270

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$50,945	$44,117	$50,730	$39,118

Net income	1,256	850	2,294	1,631

Other comprehensive income:
Change in net unrealized gains (losses) on available for sale securities, net of taxes of $220, $385, $150 and $389, respectively	425	748	293	755
Less: reclassification adjustment for gains included in net income, net of taxes of $183, $129, $327 and $164, respectively	355	249	635	318
Other comprehensive income (loss)	70	499	(342)	437

Total comprehensive income	1,326	1,349	1,952	2,068

Stock compensation expense	31	27	60	58

Dividends declared on preferred stock	(125)	(94)	(250)	(188)

Dividends declared on common stock	(315)	(278)	(630)	(512)

Issuance of common stock (290,004 shares)	-	-	-	4,577

Balance at end of period	$51,862	$45,121	$51,862	$45,121

Common cash dividend per share	$0.18	$0.16	$0.36	$0.32

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Emclaire Financial Corp (the Corporation) is a Pennsylvania company and the holding company of The Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company). The Corporation provides a variety of financial services to individuals and businesses through its offices in Western Pennsylvania. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The average dividend rate for the first six months of 2012 was 4.9%. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Under the Agreement, the Corporation also repurchased 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock) which was issued on December 23, 2008 to the U.S. Treasury in association with participation in the TARP Capital Purchase Plan (TARP/CPP) of the Emergency Economic Stabilization Act of 2008 (EESA). The Series A Preferred Stock was fully repurchased for the sum of the liquidation amount of $1,000 per share and all accrued and unpaid dividends then due, for a total repurchase amount of $7.5 million.

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

4.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings per common share - basic

Net income	$1,256	$850	$2,294	$1,631
Preferred stock dividends and discount accretion	125	98	250	196
.
Net income available to common stockholders	$1,131	$752	$2,044	$1,435

Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,604,809

Basic earnings per common share	$0.65	$0.43	$1.17	$0.89

Earnings per common share - diluted

Net income available to common stockholders	$1,131	$752	$2,044	$1,435

Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,604,809
Add: Dilutive effects of assumed exercises of stock options	-	2,880	-	3,079

Average shares and dilutive potential common shares	1,751,908	1,750,288	1,751,908	1,607,888

Diluted earnings per common share	$0.65	$0.43	$1.17	$0.89

Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	84,000	143,111	84,000	143,111

5.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
June 30, 2012:
U.S. government sponsored entities and agencies	$69,713	$212	$(17)	$69,908
Mortgage-backed securities: residential	31,145	2,128	-	33,273
Collateralized mortgage obligations: residential	14,574	15	-	14,589
State and political subdivisions	34,973	1,772	(24)	36,721
Corporate debt securities	2,962	10	(5)	2,967
Equity securities	1,951	3	(147)	1,807
	$155,318	$4,140	$(193)	$159,265
December 31, 2011:
U.S. Treasury and federal agency	$3,944	$516	$-	$4,460
U.S. government sponsored entities and agencies	41,425	102	(7)	41,520
Mortgage-backed securities: residential	35,651	1,827	-	37,478
State and political subdivisions	35,073	1,928	(1)	37,000
Equity securities	2,595	308	(207)	2,696
	$118,688	$4,681	$(215)	$123,154

5.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due after one year through five years	$53,586	$53,961
Due after five through ten years	50,981	52,336
Due after ten years	3,081	3,299
Mortgage-backed securities: residential	31,145	33,273
Collateralized mortgage obligations: residential	14,574	14,589
	$153,367	$157,458

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2012:
U.S. government sponsored entities and agencies	$5,979	$(17)	$-	$-	$5,979	$(17)
State and political subdivisions	2,199	(24)	-	-	2,199	(24)
Corporate debt securities	1,495	(5)	-	-	1,495	(5)
Equity securities	903	(131)	253	(16)	1,156	(147)
	$10,576	$(177)	$253	$(16)	$10,829	$(193)

December 31, 2011:
U.S. government sponsored entities and agencies	$4,490	$(7)	$-	$-	$4,490	$(7)
State and political subdivisions	99	(1)	-	-	99	(1)
Equity securities	881	(185)	187	(22)	1,068	(207)
	$5,470	$(193)	$187	$(22)	$5,657	$(215)

Gains on sales of available for sale securities for the three and six month periods ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Proceeds	$4,484	$15,414	$5,596	$27,493
Gains	538	378	962	482
Tax provision related to gains	183	129	327	164

5.	Securities (continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

There were five equity securities in an unrealized loss position as of June 30, 2012, three of which were in an unrealized loss position for more than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of June 30, 2012 to be other-than-temporarily impaired.

There were 20 debt securities in an unrealized loss position as of June 30, 2012, all of which were in an unrealized loss position for less than 12 months. Of these securities, three were U.S. government sponsored entities and agencies, 11 were state and political subdivisions and six were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2012 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2012	2011

Mortgage loans on real estate:
Residential first mortgages	$95,228	$93,610
Home equity loans and lines of credit	74,652	71,238
Commercial real estate	95,155	94,765
	265,035	259,613
Other loans:
Commercial business	52,822	43,826
Consumer	11,785	12,642
	64,607	56,468

Total loans, gross	329,642	316,081

Less allowance for loan losses	3,715	3,536
Total loans, net	$325,927	$312,545

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of June 30, 2012			ended June 30, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	884	710	180	824	16	16
Commercial business	-	-	-	30	-	-
Consumer	-	-	-	-	-	-
Total	$884	$710	$180	$854	$16	$16

	For the six months
	ended June 30, 2012
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	724	37	37
Commercial business	63	-	-
Consumer	-	-	-
Total	$787	$37	$37

	Impaired Loans with No Specific Allowance
			For the three months
	As of June 30, 2012		ended June 30, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	761	536	633	13	13
Commercial business	404	379	381	3	3
Consumer	1,772	1,772	1,802	34	34

Total	$2,937	$2,687	$2,816	$50	$50

	For the six months
	ended June 30, 2012
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	807	29	29
Commercial business	365	10	10
Consumer	1,837	82	82

Total	$3,009	$121	$121

During the three and six month periods ended June 30, 2011, impaired loans averaged $4.7 million and $4.9 million, respectively, and the Corporation recognized interest income on impaired loans of approximately $39,000 and $81,000, respectively, on a cash basis.

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

At June 30, 2012 and December 31, 2011, the Corporation had $796,000 and $794,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At June 30, 2012 and December 31, 2011, the Corporation had $36,000 and $35,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the six month period ended June 30, 2012, the Corporation did not modify any additional loans as TDRs.

During the six month period ended June 30, 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

Credit Quality Indicators. Management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.

Commercial real estate and commercial business loans not identified as impaired are evaluated as risk rated pools of loans utilizing a risk rating practice that is supported by a quarterly special asset review. In this review process, strengths and weaknesses are identified, evaluated and documented for each criticized and classified loan and borrower, strategic action plans are developed, risk ratings are confirmed and the loan’s performance status is reviewed.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

June 30, 2012:
Residential first mortgages	$94,796	$-	$-	$432	$-	$95,228
Home equity and lines of credit	74,599	-	-	53	-	74,652
Commercial real estate	-	85,741	6,755	2,659	-	95,155
Commercial business	-	51,364	699	759	-	52,822
Consumer	10,013	-	-	1,772	-	11,785
Total	$179,408	$137,105	$7,454	$5,675	$-	$329,642

December 31, 2011:
Residential first mortgages	$92,612	$-	$-	$998	$-	$93,610
Home equity and lines of credit	71,064	-	-	174	-	71,238
Commercial real estate	-	88,006	3,625	3,134	-	94,765
Commercial business	-	41,864	832	1,130	-	43,826
Consumer	10,737	-	-	1,905	-	12,642
Total	$174,413	$129,870	$4,457	$7,341	$-	$316,081

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

June 30, 2012:
Residential first mortgages	$92,817	$1,462	$517	$-	$432	$95,228
Home equity and lines of credit	74,148	371	80	-	53	74,652
Commercial real estate	93,701	186	-	23	1,245	95,155
Commercial business	52,427	11	5	-	379	52,822
Consumer	9,939	72	2	-	1,772	11,785
Total loans	$323,032	$2,102	$604	$23	$3,881	$329,642

December 31, 2011:
Residential first mortgages	$91,400	$1,059	$153	$66	$932	$93,610
Home equity and lines of credit	70,506	431	127	-	174	71,238
Commercial real estate	92,632	302	-	-	1,831	94,765
Commercial business	43,338	7	10	-	471	43,826
Consumer	10,488	55	8	-	2,091	12,642
Total loans	$308,364	$1,854	$298	$66	$5,499	$316,081

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2012:
Residential first mortgages	$-	$-	$-	$432	$432
Home equity and lines of credit	-	-	-	53	53
Commercial real estate	825	31	-	389	1,245
Commercial business	88	-	-	291	379
Consumer	1,772	-	-	-	1,772

Total loans	$2,685	$31	$-	$1,165	$3,881

December 31, 2011:
Residential first mortgages	$-	$-	$-	$932	$932
Home equity and lines of credit	-	-	-	174	174
Commercial real estate	1,087	92	-	652	1,831
Commercial business	471	-	-	-	471
Consumer	2,091	-	-	-	2,091

Total loans	$3,649	$92	$-	$1,758	$5,499

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2012:
Allowance for loan losses:
Beginning Balance	$856	$413	$1,723	$586	$64	$3,642
Charge-offs	(15)	(4)	(36)	(10)	(11)	(76)
Recoveries	7	20	2	-	5	34
Provision	4	39	146	(80)	6	115
Ending Balance	$852	$468	$1,835	$496	$64	$3,715

Six months ended June 30, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(65)	(40)	(36)	(10)	(37)	(188)
Recoveries	83	27	4	15	10	139
Provision	2	161	130	(99)	34	228
Ending Balance	$852	$468	$1,835	$496	$64	$3,715

At June 30, 2012:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	180	-	-	180
Collectively evaluated for impairment	852	468	1,655	496	64	3,535

Total loans:
Individually evaluated for impairment	-	-	1,246	379	1,772	3,397
Collectively evaluated for impairment	95,228	74,652	93,909	52,443	10,013	326,245

At December 31, 2011:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	22	142	-	164
Collectively evaluated for impairment	832	320	1,715	448	57	3,372

Total loans:
Individually evaluated for impairment	-	-	1,678	460	1,905	4,043
Collectively evaluated for impairment	93,610	71,238	93,087	43,366	10,737	312,038

Three months ended June 30, 2011:
Allowance for loan losses:
Beginning Balance	$405	$553	$1,466	$1,390	$128	$3,942
Charge-offs	(181)	(97)	(200)	(37)	(15)	(530)
Recoveries	-	-	-	25	5	30
Provision	269	(249)	387	(212)	(75)	120
Ending Balance	$493	$207	$1,653	$1,166	$43	$3,562

Six months ended June 30, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(181)	(127)	(200)	(318)	(25)	(851)
Recoveries	-	1	-	34	6	41
Provision	276	(239)	146	127	(70)	240
Ending Balance	$493	$207	$1,653	$1,166	$43	$3,562

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,633	4,027	2,447

Total	$7,691	$2,633	$7,691	$2,447

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded during 2011 or in the first six months of 2012. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2012, the Corporation recorded intangible amortization expense totaling $93,000 and $186,000, respectively.

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

A summary of option activity under the Plan as of June 30, 2012, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2012	94,000	$24.51	$-	6.0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,750)	15.00	-	-
Outstanding as of June 30, 2012	92,250	$24.69	$34	5.4

Exercisable as of June 30, 2012	84,000	$25.66	$-	5.4

A summary of the status of the Corporation’s nonvested option shares as of June 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2012	10,000	$2.07
Granted	-	-
Vested	-	-
Forfeited	(1,750)	2.14
Nonvested as of June 30, 2012	8,250	$2.06

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2012	22,500	$15.07
Granted	1,450	16.44
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2012	23,950	$15.15

For the three and six month periods ended June 30, 2012, the Corporation recognized $31,000 and $60,000, respectively, in stock compensation expense, compared to $27,000 and $58,000, respectively, for the same periods in 2011. As of June 30, 2012, there was $194,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.6 years.

9.	Fair Value

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

Securities available for sale – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury and federal agency securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3).

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

9.	Fair Value (continued)

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2012 the fair value consists of loan balances of $710,000, net of a valuation allowance of $180,000, compared to loan balances of $652,000, net of a valuation allowance of $164,000 at December 31, 2011. There was no additional provision for loan losses recorded for impaired loans during the three months ended June 30, 2012. Additional provision for loan losses of $64,000 was recorded during the six months ended June 30, 2012 for impaired loans. There was no additional provision recorded for impaired loans for the same periods in 2011.

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2012 and December 31, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and a write-down of $5,000. At June 30, 2011, the Corporation did not have any OREO measured at fair value.

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed by the Corporation. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

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

Accrued interest receivable and payable – The carrying value of accrued interest receivable and payable approximates fair value. The fair value classification is consistent with the related financial instrument.

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2012:
U.S. government sponsored entities and agencies	$69,908	$-	$69,908	$-
Mortgage-backed securities: residential	33,273	-	33,273	-
Collateralized mortgage obligations: residential	14,589	-	14,589	-
State and political subdivision	36,721	-	36,721	-
Corporate securities	2,967	-	2,967	-
Equity securities	1,807	1,154	653	-
	$159,265	$1,154	$158,111	$-

December 31, 2011:
U.S. Treasury and federal agency	$4,460	$4,460	$-	$-
U.S. government sponsored entities and agencies	41,520	-	41,520
Mortgage-backed securities: residential	37,478	-	37,478	-
State and political subdivision	37,000	-	37,000	-
Equity securities	2,696	1,052	1,644	-
	$123,154	$5,512	$117,642	$-

During the three and six month periods ended June 30, 2012, the Corporation had no transfers between Level 1 and Level 2.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2012:
Impaired commercial real estate loans	$530	$-	$-	$530
Other residential real estate owned	45	-	-	45

	$575	$-	$-	$575

December 31, 2011:
Impaired commercial real estate loans	$382	$-	$-	$382
Impaired commercial business loans	106	-	-	106
Other residential real estate owned	45	-	-	45

	$533	$-	$-	$533

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of June 30, 2012:

(Dollar amounts in thousands)	June 30,	Valuation	Unobservable
	2012	Techniques(s)	Input (s)	Range

Impaired commercial real estate loans	$530	Sales comparison approach/	Adjustment for differences	10% - 20%
		Contractual provision of USDA loan	between comparable sales

Other residential real estate owned	45	Sales comparison approach	Adjustment for differences	10%
			between comparable sales

9.	Fair Value (continued)

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA). The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk.

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Fair Value Measurements at
	Carrying	June 30, 2012 using:
Description	Amount	Total	Level 1	Level 2	Level 3

June 30, 2012:
Financial Assets:
Cash and cash equivalents	$26,831	$26,831	$26,831	$-	$-
Securities available for sale	159,265	159,265	1,154	158,111	-
Loans, net	325,927	332,494	-	-	332,494
Federal bank stock	3,403	N/A	-	-	-
Accrued interest receivable	1,683	1,683	3	640	1,040
	517,109	520,273	27,988	158,751	333,534
Financial Liabilities:
Deposits	463,410	469,280	325,428	143,852	-
FHLB advances	20,000	23,207	-	23,207	-
Accrued interest payable	526	526	56	470	-
	483,936	493,013	325,484	167,529	-

December 31, 2011:	Carrying	Fair
Financial Assets:	Amount	Value
Cash and cash equivalents	28,193	28,193
Securities available for sale	123,154	123,154
Loans, net	312,545	319,967
Federal bank stock	3,664	N/A
Accrued interest receivable	1,630	1,630
	469,186	472,944
Financial Liabilities:
Deposits	416,468	422,704
FHLB advances	20,000	23,362
Accrued interest payable	541	541
	437,009	446,607

10.	New Accounting Standards

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Corporation to one continuous statement instead of presented as part of the consolidated statement of stockholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2012, compared to the same periods in 2011 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 20 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $48.1 million or 9.8% to $539.9 million at June 30, 2012 from $491.9 million at December 31, 2011. This increase resulted primarily from increases in securities and loans receivable of $36.1 million and $13.4 million, respectively which was funded by an increase in customer deposits of $46.9 million.

Total liabilities increased $46.9 million to $488.1 million at June 30, 2012 from $441.2 million at December 31, 2011, resulting primarily from the aforementioned $46.9 million increase in customer deposits which consisted of a $15.2 million or 17.9% increase in noninterest bearing deposits and a $31.7 million or 9.6% increase in interest bearing deposits.

Stockholders’ equity increased $1.1 million or 2.2% to $51.9 million at June 30, 2012 from $50.7 million at December 31, 2011. Book value and tangible book value per common share was $23.89 and $21.01, respectively, at June 30, 2012, compared to $23.25 and $20.26, respectively, at December 31, 2011.

At June 30, 2012, the Bank was considered well capitalized under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.40%, 14.72% and 15.95%, respectively, compared to 8.69%, 15.00% and 16.25%, respectively, at December 31, 2011.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended June 30, 2012 and 2011

General. Net income before preferred stock dividends and discount accretion increased $406,000 or 47.8% to $1.3 million for the three months ended June 30, 2012 from $850,000 for the same period in 2011. This increase was the result of increases in net interest income and noninterest income of $196,000 and $199,000, respectively, and decreases in the provision for loan losses and noninterest expense of $5,000 and $213,000, respectively. Partially offsetting these favorable items, the provision for income taxes increased $207,000.

Net interest income. Net interest income on a tax equivalent basis increased $200,000 or 5.1% to $4.1 million for the three months ended June 30, 2012 from $3.9 million for the same period in 2011. This increase can be attributed to a decrease in interest expense of $279,000, partially offset by a decrease in tax equivalent interest income of $79,000.

Interest income. Interest income on a tax equivalent basis decreased $79,000 to $5.4 million for the three months ended June 30, 2012 as compared to $5.5 million for the three months ended June 30, 2011. This decrease can be attributed to decreases in interest on securities and interest-earning deposits with banks of $62,000 and $25,000, respectively, partially offset by increases in interest earned on loans and federal bank stocks of $7,000 and $1,000.

Tax equivalent interest earned on securities decreased $62,000 or 5.9% to $1.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease resulted from a decrease in the yield on securities of 55 basis points to 2.80% for the three months ended June 30, 2012, versus 3.35% for the same period in 2011, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for an $187,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average securities increased $16.2 million or 12.9%, accounting for a $125,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $25,000 or 46.3% to $29,000 for the three months ended June 30, 2012 from $54,000 for the same period in 2011. This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 28 basis points to 0.30% for the three months ended June 30, 2012, compared to 0.58% for the same period in the prior year, accounting for a $27,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of these assets increased $1.1 million, primarily as excess cash was maintained as a result of increased customer deposits, accounting for a $2,000 increase in interest income.

Tax equivalent interest earned on loans receivable increased $7,000 to $4.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase resulted as average loans increased $21.0 million or 6.9%, accounting for an increase of $290,000 in loan interest income. Partially offsetting this favorable volume variance, the average yield on loans receivable decreased 35 basis points to 5.37% for the three months ended June 30, 2012, versus 5.72% for the same period in 2011. This unfavorable yield variance accounted for a $283,000 decrease in interest income.

Interest expense. Interest expense decreased $279,000 or 18.1% to $1.3 million for the three months ended June 30, 2012 from $1.5 million for the same period in 2011. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $182,000 and $97,000, respectively.

Interest expense incurred on deposits decreased $182,000 or 15.1% to $1.0 million for the three months ended June 30, 2012 compared to $1.2 million for the same period in 2011. The average cost of interest-bearing deposits decreased 30 basis points to 1.14% for the three months ended June 30, 2012, compared to 1.44% for the same period in 2011 resulting in a $265,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2011 and the first six months of 2012 in the overall low interest-rate environment. Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $24.5 million to $360.9 million for the three months ended June 30, 2012, compared to $336.4 million for the same period in 2011 causing a $83,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $97,000 or 29.2% to $235,000 for the three months ended June 30, 2012, compared to $332,000 for the same period in the prior year. The average balance of borrowed funds decreased $8.3 million or 29.4%, accounting for a $99,000 decrease in interest expense. Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 4 basis points to 4.73% for the three months ended June 30, 2012, compared to 4.69% for the same period in 2011, causing a $2,000 increase in interest expense. Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $5.0 million in long-term FHLB borrowings during second quarter of 2011, and the repayment of a $5.0 million credit line at a correspondent bank during the second and third quarter of 2011.

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

(Dollar amounts in thousands)	Three months ended June 30,

	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$304,838	$4,124	5.44%	$292,939	$4,199	5.75%
Loans, tax exempt	21,303	233	4.40%	12,211	151	4.97%
Total loans receivable	326,141	4,357	5.37%	305,150	4,350	5.72%

Securities, taxable	105,263	578	2.21%	89,507	582	2.61%
Securities, tax exempt	36,522	409	4.50%	36,105	467	5.18%
Total securities	141,785	987	2.80%	125,612	1,049	3.35%

Interest-earning deposits with banks	38,387	29	0.30%	37,300	54	0.58%
Federal bank stocks	3,444	15	1.75%	3,926	14	1.43%
Total interest-earning other assets	41,831	44	0.42%	41,226	68	0.66%

Total interest-earning assets	509,757	5,388	4.25%	471,988	5,467	4.65%
Cash and due from banks	2,507			2,551
Other noninterest-earning assets	20,452			21,549

Total Assets	$532,716			$496,088

Interest-bearing liabilities:
Interest-bearing demand deposits	$219,777	$122	0.22%	$184,191	$131	0.29%
Time deposits	141,133	905	2.58%	152,232	1,078	2.84%
Total interest-bearing deposits	360,910	1,027	1.14%	336,423	1,209	1.44%

Borrowed funds, short-term	-	-	0.00%	5,000	60	4.82%
Borrowed funds, long-term	20,000	235	4.73%	23,333	272	4.67%
Total borrowed funds	20,000	235	4.73%	28,333	332	4.69%

Total interest-bearing liabilities	380,910	1,262	1.33%	364,756	1,541	1.69%

Noninterest-bearing demand deposits	95,275	-	-	83,120	-	-

Funding and cost of funds	476,185	1,262	1.07%	447,876	1,541	1.38%

Other noninterest-bearing liabilities	4,926			3,397

Total Liabilities	481,111			451,273
Stockholders' Equity	51,605			44,815

Total Liabilities and Stockholders' Equity	$532,716			$496,088

Net interest income		$4,126			$3,926

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.92%			2.96%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.26%			3.34%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$290	$(283)	$7
Securities	125	(187)	(62)
Interest-earning deposits with banks	2	(27)	(25)
Federal bank stocks	(2)	3	1
Total interest-earning assets	415	(494)	(79)

Interest expense:
Interest-bearing deposits	83	(265)	(182)
Borrowed funds	(99)	2	(97)
Total interest-bearing liabilities	(16)	(263)	(279)
Net interest income	$431	$(231)	$200

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended June 30, 2012 and 2011 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	June 30,
	2012	2011
Balance at the beginning of the period	$3,642	$3,942
Provision for loan losses	115	120
Charge-offs	(76)	(530)
Recoveries	34	30
Balance at the end of the period	$3,715	$3,562

Non-performing loans	$3,904	$6,729
Non-performing assets	4,211	7,013
Non-performing loans to total loans	1.18%	2.18%
Non-performing assets to total assets	0.78%	1.36%
Allowance for loan losses to total loans	1.13%	1.15%
Allowance for loan losses to non-performing loans	95.16%	52.94%

Nonperforming loans decreased $2.8 million to $3.9 million at June 30, 2012 from $6.7 million at June 30, 2011. The decrease in nonperforming loans was primarily due to an $800,000 principal payment and $36,000 partial charge off made on one problem credit during the third quarter of 2011, the successful resolution and payoff of a $450,000 nonperforming residential mortgage loan during the first quarter of 2012 and additional principal reductions resulting from other credit workouts and repayments. The increase in the allowance for loan losses to nonperforming loans from 52.94% at June 30, 2011 to 95.16% at June 30, 2011 was primarily a result of the aforementioned decrease in nonperforming loans. During the three months ended June 30, 2012, nonperforming loans decreased by $690,000 to $3.9 million from $4.6 million at March 31, 2012.

As of June 30, 2012, the Corporation’s classified and criticized assets amounted to $13.1 million or 2.4% of total assets, with $5.7 million classified as substandard and $7.4 million identified as special mention. This compares to classified and criticized assets of $14.0 million or 2.7% of total assets, with $10.4 million classified as substandard and $3.5 million identified as special mention at June 30, 2011. The decrease in criticized and classified assets was primarily the result of the aforementioned credit workouts and principal payments.

The provision for loan losses decreased $5,000 or 4.2% to $115,000 for the three month period ended June 30, 2012 from $120,000 for the same period in the prior year as net charge-offs decreased to $42,000 for the three months ended June 30, 2012 from $500,000 for the same period in the prior year. While net charge-offs decreased significantly, the provision for loan losses decreased only slightly as average loans receivable increased $21.0 million or 6.9% to $326.1 million for the three months ended June 30, 2012, compared to $305.2 million for the same period in the prior year.

Noninterest income. Noninterest income increased $199,000 or 16.3% to $1.4 million during the three months ended June 30, 2012, compared to $1.2 million during the same period in the prior year. This increase was primarily due to increases in gains on the sale of securities and other noninterest income of $160,000 and $47,000, respectively. During the second quarter of 2012, the Corporation recognized $538,000 in gains related to the sale of U.S. Treasury securities, compared to security gains of $378,000 for the same period in the prior year. The increase in other noninterest income resulted from increased interchange fee income.

Noninterest expense. Noninterest expense decreased $213,000 or 5.6% to $3.6 million during the three months ended June 30, 2012, compared to $3.8 million for the same period in 2011. This decrease in noninterest expense can be attributed to decreases in other noninterest expense, FDIC insurance, premises and equipment expense and intangible asset amortization of $204,000, $61,000, $59,000 and $26,000, respectively, partially offset by increases in compensation and benefits expense and professional fees of $125,000 and $12,000, respectively.

Other noninterest expense decreased $204,000 or 19.6% to $835,000 for the three months ended June 30, 2012, compared to $1.0 million for the same period in the prior year. This favorable variance can be attributed primarily to nonrecurring prepayment penalties totaling $334,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the quarter ended June 30, 2011. This was partially offset by increased costs associated with debit card processing and a debit card reward program launched in the first quarter of 2012.

FDIC insurance decreased $61,000 or 39.4% to $94,000 for the three months ended June 30, 2012, compared to $155,000 for the same period in the prior year. This was the result of 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

Premises and equipment expense decreased $59,000 or 10.6% to $500,000 for the three months ended June 30, 2012, compared to $559,000 for the same period in the prior year. This decrease can be primarily attributed to a decrease of $62,000 in depreciation expense.

As a result of a branch purchase completed in the third quarter of 2009, the Corporation recognized $93,000 of core deposit intangible amortization expense during the second quarter of 2012, compared to $119,000 for the same period in the prior year. Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Compensation and employee benefits increased $125,000 or 7.2% to $1.9 million for the three months ended June 30, 2012, compared to $1.7 million for the same period in the prior year. This increase can be primarily attributed to normal salary and wage increases and a $71,000 expense related to post-retirement life insurance benefits.

Provision for income taxes. The provision for income taxes increased $207,000 or 96.3% to $422,000 for the three months ended June 30, 2012 compared to $215,000 for the same period in the prior year, as the Corporation’s effective tax rate increased to 25.1% for the second quarter of 2012 from 20.2% from the same quarter in the prior year due to an increase in taxable income, primarily from gains realized from the sale of U.S. Treasury securities during the quarter. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 25.1% for the quarter ended June 30, 2012, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Period Ended June 30, 2012 and 2011

General. Net income before preferred stock dividends and discount accretion increased $663,000 or 40.7% to $2.3 million for the six months ended June 30, 2012 from $1.6 million for the same period in 2011. This increase was the result of increases in net interest income and noninterest income of $372,000 and $488,000, respectively, and decreases in the provision for loan losses and noninterest expense of $12,000 and $162,000, respectively. Partially offsetting these favorable items, the provision for income taxes increased $371,000.

Net interest income. Net interest income on a tax equivalent basis increased $377,000 or 4.8% to $8.2 million for the six months ended June 30, 2012 from $7.9 million for the same period in 2011. This increase can be attributed to a decrease in interest expense of $491,000, partially offset by a decrease in tax equivalent interest income of $114,000.

Interest income. Interest income on a tax equivalent basis decreased $114,000 to $10.8 million for the six months ended June 30, 2012 as compared to $10.9 million for the six months ended June 31, 2011. This decrease can be attributed to decreases in interest on securities and interest-earning deposits with banks of $71,000 and $51,000, respectively, partially offset by increases in interest earned on loans and federal bank stocks of $3,000 and $5,000.

Tax equivalent interest earned on securities decreased $71,000 or 3.5% to $2.0 million for the six months ended June 30, 2012, compared to $2.1 million for the six months ended June 30, 2011. This decrease resulted from a decrease in the yield on securities of 39 basis points to 2.94% for the six months ended June 30, 2012, versus 3.33% for the same period in 2011, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $243,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average securities increased $11.0 million or 8.8%, accounting for a $172,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $51,000 or 50.5% to $50,000 for the six months ended June 30, 2012 from $101,000 for the same period in 2011. This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 36 basis points to 0.33% for the six months ended June 30, 2012, compared to 0.69% for the same period in the prior year, accounting for a $54,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of these assets increased $943,000, primarily as excess cash was maintained as a result of increased customer deposits, accounting for a $3,000 increase in interest income.

Tax equivalent interest earned on loans receivable increased $3,000 to $8.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase resulted as average loans increased $16.8 million or 5.5%, accounting for an increase of $465,000 in loan interest income. Partially offsetting this favorable volume variance, the average yield on loans receivable decreased 31 basis points to 5.43% for the six months ended June 30, 2012, versus 5.74% for the same period in 2011. This unfavorable yield variance accounted for a $462,000 decrease in interest income.

Interest expense. Interest expense decreased $491,000 or 16.1% to $2.6 million for the six months ended June 30, 2012 from $3.1 million for the same period in 2011. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $288,000 and $203,000, respectively.

Interest expense incurred on deposits decreased $288,000 or 12.1% to $2.1 million for the six months ended June 30, 2012 compared to $2.4 million for the same period in 2011. The average cost of interest-bearing deposits decreased 23 basis points to 1.21% for the six months ended June 30, 2012, compared to 1.44% for the same period in 2011 resulting in a $395,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2011 and the first six months of 2012 in the overall low interest-rate environment. Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $15.5 million to $348.2 million for the six months ended June 30, 2012, compared to $332.7 million for the same period in 2011 causing a $107,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $203,000 or 30.2% to $470,000 for the six months ended June 30, 2012, compared to $673,000 for the same period in the prior year. The average balance of borrowed funds decreased $9.3 million or 31.7%, accounting for a $218,000 decrease in interest expense. Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 9 basis points to 4.72% for the six months ended June 30, 2012, compared to 4.63% for the same period in 2011, causing a $15,000 increase in interest expense. Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $5.0 million in long-term FHLB borrowings during second quarter of 2011, and the repayment of a $5.0 million credit line at a correspondent bank during the second and third quarter of 2011.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$303,024	$8,281	5.50%	$294,422	$8,420	5.77%
Loans, tax exempt	20,581	452	4.42%	12,383	310	5.04%
Total loans receivable	323,605	8,733	5.43%	306,805	8,730	5.74%

Securities, taxable	98,532	1,147	2.34%	88,791	1,120	2.54%
Securities, tax exempt	36,770	832	4.55%	35,520	930	5.28%
Total securities	135,302	1,979	2.94%	124,311	2,050	3.33%

Interest-earning deposits with banks	30,381	50	0.33%	29,438	101	0.69%
Federal bank stocks	3,527	31	1.77%	3,998	26	1.31%
Total interest-earning cash equivalents	33,908	81	0.48%	33,436	127	0.77%

Total interest-earning assets	492,815	10,793	4.40%	464,552	10,907	4.73%
Cash and due from banks	2,562			2,508
Other noninterest-earning assets	20,584			21,854

Total assets	$515,961		4.21%	$488,914		4.50%

Interest-bearing liabilities:
Interest-bearing demand deposits	$205,326	$225	0.22%	$182,638	$266	0.29%
Time deposits	142,901	1,871	2.63%	150,075	2,118	2.85%
Total interest-bearing deposits	348,227	2,096	1.21%	332,713	2,384	1.44%

Borrowed funds, long-term	20,000	470	4.73%	24,171	553	4.61%
Borrowed funds, short-term	-	-	0.00%	5,130	120	4.71%
Total borrowed funds	20,000	470	4.73%	29,301	673	4.63%

Total interest-bearing liabilities	368,227	2,566	1.40%	362,014	3,057	1.70%
Noninterest-bearing demand deposits	91,262	-	-	80,985	-	-

Funding and cost of funds	459,489	2,566	1.12%	442,999	3,057	1.39%
Other noninterest-bearing liabilities	5,085			3,852

Total liabilities	464,574			446,851
Stockholders' equity	51,387			42,063

Total liabilities and stockholders' equity	$515,961		1.12%	$488,914		1.39%

Net interest income		$8,227			$7,850

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.00%			3.03%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.36%			3.41%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$465	$(462)	$3
Securities	172	(243)	(71)
Interest-earning deposits with banks	3	(54)	(51)
Federal bank stocks	(3)	8	5

Total interest-earning assets	637	(751)	(114)

Interest expense:
Deposits	107	(395)	(288)
Borrowed funds	(218)	15	(203)

Total interest-bearing liabilities	(111)	(380)	(491)

Net interest income	$748	$(371)	$377

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

Information pertaining to the allowance for loan losses and non-performing assets for the six months ended June 30, 2012 and 2011 is as follows:

(Dollar amounts in thousands)	At or for the six months ended
	June 30,
	2012	2011
Balance at the beginning of the period	$3,536	$4,132
Provision for loan losses	228	240
Charge-offs	(188)	(851)
Recoveries	139	41
Balance at the end of the period	$3,715	$3,562

Non-performing loans	$3,904	$6,729
Non-performing assets	4,211	7,013
Non-performing loans to total loans	1.18%	2.18%
Non-performing assets to total assets	0.78%	1.36%
Allowance for loan losses to total loans	1.13%	1.15%
Allowance for loan losses to non-performing loans	95.16%	52.94%

Nonperforming loans decreased $2.8 million to $3.9 million at June 30, 2012 from $6.7 million at June 30, 2011. The decrease in nonperforming loans was primarily due to an $800,000 principal payment and $36,000 partial charge off made on one problem credit during the third quarter of 2011, the successful resolution and payoff of a $450,000 nonperforming residential mortgage loan during the first quarter of 2012 and additional principal reductions resulting from other credit workouts and repayments. The increase in the allowance for loan losses to nonperforming loans from 52.94% at June 30, 2011 to 95.16% at June 30, 2011 was primarily a result of the aforementioned decrease in nonperforming loans. During the six months ended June 30, 2012, nonperforming loans decreased by $1.7 million to $3.9 million from $5.6 million at December 31, 2011.

As of June 30, 2012, the Corporation’s classified and criticized assets amounted to $13.1 million or 2.4% of total assets, with $5.7 million classified as substandard and $7.4 million identified as special mention. This compares to classified and criticized assets of $11.8 million or 2.4% of total assets, with $7.3 million classified as substandard and $4.5 million identified as special mention at December 31, 2011. The increase in criticized and classified assets was primarily the result of downgrading one large commercial relationship which has certain credit problems potentially impacting the ability of the borrower to comply with their present loan repayment terms on a timely basis.

The provision for loan losses decreased $12,000 or 5.0% to $228,000 for the six month period ended June 30, 2012 from $240,000 for the same period in the prior year as net charge-offs decreased to $49,000 for the six months ended June 30, 2012 from $810,000 for the same period in the prior year. While net charge-offs decreased significantly, the provision for loan losses decreased only slightly as average loans receivable increased $16.8 million or 5.5% to $323.6 million for the six months ended June 30, 2012, compared to $306.8 million for the same period in the prior year. In addition, a significant portion of the charge-offs experienced during the six months ended June 30, 2011 were four loans with prior specific reserves allocated.

Noninterest income. Noninterest income increased $488,000 or 22.7% to $2.6 million during the six months ended June 30, 2012, compared to $2.2 million during the same period in the prior year. This increase was primarily due to increases in gains on the sale of securities, other noninterest income and fees and service charges of $480,000, $87,000 and $18,000, respectively. During the first six months of 2012, the Corporation recognized $424,000 in gains related to the sale of a community bank stock and $538,000 in gains from the sale of U.S. Treasury securities. Gains on the sale of securities during the first six months of 2011 totaled $482,000. The increase in other noninterest income resulted from increased interchange fee income while the increase in fees and service charges resulted from increased overdraft fees. These favorable variances were partially offset by a $79,000 decrease in commissions on financial services, resulting from the Corporation employing one financial services representative during the six months ended June 30, 2012 compared to three representatives during the same period in the prior year. The Corporation has recently expanded this division by recruiting additional representatives with the intent of improving production and revenue levels.

Noninterest expense. Noninterest expense decreased $162,000 or 2.2% to $7.2 million during the six months ended June 30, 2012, compared to $7.4 million during the same period in 2011. This decrease in noninterest expense can be attributed to decreases in premises and equipment expense, FDIC insurance, other noninterest expense and intangible asset amortization of $119,000, $108,000, $91,000 and $52,000, respectively, partially offset by increases in compensation and benefits expense, and professional fees of $179,000 and $29,000, respectively.

Premises and equipment expense decreased $119,000 or 10.5% to $1.0 million for the six months ended June 30, 2012, compared to $1.1 million for the same period in the prior year. This decrease can be primarily attributed to decreases of $62,000 and $37,000, respectively, in depreciation and building maintenance costs.

FDIC insurance decreased $108,000 or 36.2% to $190,000 for the six months ended June 30, 2012, compared to $298,000 for the same period in the prior year. This was the result of 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

Other noninterest expense decreased $91,000 or 5.3% to $1.6 million for the six months ended June 30, 2012, compared to $1.7 million for the same period in the prior year. This favorable variance can be attributed primarily to nonrecurring prepayment penalties totaling $334,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the six months ended June 30, 2011. This expense reduction was partially offset by increased costs associated with debit card processing and a debit card reward program launched in the first quarter of 2012.

As a result of a branch acquisition completed in the third quarter of 2009, the Corporation recognized $186,000 of core deposit intangible amortization expense during the first six months of 2012, compared to $238,000 for the same period in the prior year. Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Compensation and employee benefits expense increased $179,000 or 4.9% to $3.8 million for the six months ended June 30, 2012 and 2011. This increase can be primarily attributed to normal salary and wage increases and a $71,000 expense related to post-retirement life insurance benefits.

Provision for income taxes. The provision for income taxes increased $371,000 or 93.5% to $768,000 for the six months ended June 30, 2012 compared to $397,000 for the same period in the prior year, as the Corporation’s effective tax rate increased to 25.1% for the first six months of 2012 from 19.6% from the same period in the prior year due to an increase in taxable income, primarily from gains realized from the sale of securities during the period. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 25.1% for the six months ended June 30, 2012, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities. During the three and six months ended June 30, 2012, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of June 30, 2012, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $53.2 million, and standby letters of credit totaling $220,000.

At June 30, 2012, time deposits amounted to $138.0 million or 29.8% of the Corporation’s total consolidated deposits, including approximately $48.2 million of which are scheduled to mature within the next year. Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At June 30, 2012, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $149.6 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at June 30, 2012, the Corporation’s interest-earning assets maturing or repricing within one year totaled $131.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $170.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $38.8 million. At June 30, 2012, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 129.6%.

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

As of June 30, 2012, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP AND SUBSIDIARIES

Date: August 14, 2012	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

