Form 10-Q
period 2012-09-30
EMCLAIRE FINANCIAL CORP
filed 2012-11-13
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock was 1,751,908 at November 13, 2012.

EMCLAIRE FINANCIAL CORP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of September 30, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$2,165	$2,516
Interest earning deposits with banks	20,862	25,677
Cash and cash equivalents	23,027	28,193
Securities available for sale, at fair value	143,621	123,154
Loans receivable, net of allowance for loan losses of $5,023 and $3,536	331,431	312,545
Federal bank stocks, at cost	3,171	3,664
Bank-owned life insurance	9,989	5,809
Accrued interest receivable	1,736	1,630
Premises and equipment, net	8,952	9,026
Goodwill	3,664	3,664
Core deposit intangible, net	1,308	1,580
Prepaid expenses and other assets	3,274	2,617
Total Assets	$530,173	$491,882

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$102,790	$84,871
Interest bearing	350,707	331,597
Total deposits	453,497	416,468
Long-term borrowed funds	20,000	20,000
Accrued interest payable	516	541
Accrued expenses and other liabilities	3,995	4,143

Total Liabilities	478,008	441,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 per value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,853,925 shares issued; 1,751,908 shares outstanding	2,317	2,317
Additional paid-in capital	19,247	19,155
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	21,598	19,948
Accumulated other comprehensive income	1,117	1,424

Total Stockholders' Equity	52,165	50,730

Total Liabilities and Stockholders' Equity	$530,173	$491,882

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans receivable, including fees	$4,389	$4,345	$12,989	$12,983
Securities:
Taxable	617	643	1,763	1,762
Exempt from federal income tax	287	325	873	974
Federal bank stocks	15	13	46	39
Interest earning deposits with banks	17	40	68	141
Total interest and dividend income	5,325	5,366	15,739	15,899

Interest expense:
Deposits	1,008	1,178	3,105	3,561
Borrowed funds	238	275	707	948
Total interest expense	1,246	1,453	3,812	4,509

Net interest income	4,079	3,913	11,927	11,390
Provision for loan losses	1,359	80	1,587	320

Net interest income after provision for loan losses	2,720	3,833	10,340	11,070

Noninterest income:
Fees and service charges	428	395	1,159	1,108
Commissions on financial services	158	92	383	396
Title premiums	13	11	46	65
Net gain on sales of available for sale securities	390	-	1,352	482
Earnings on bank-owned life insurance	81	62	205	183
Other	303	265	868	743
Total noninterest income	1,373	825	4,013	2,977

Noninterest expense:
Compensation and employee benefits	1,678	1,737	5,488	5,368
Premises and equipment	509	530	1,527	1,668
Intangible asset amortization	86	110	272	348
Professional fees	135	192	510	538
Federal deposit insurance	92	116	282	414
Other	857	710	2,476	2,420
Total noninterest expense	3,357	3,395	10,555	10,756

Income before provision for income taxes	736	1,263	3,798	3,291
Provision for income taxes	67	214	835	611

Net income	669	1,049	2,963	2,680
Preferred stock dividends and discount accretion	118	201	368	397

Net income available to common stockholders	$551	$848	$2,595	$2,283

Basic and diluted earnings per common share	$0.31	$0.49	$1.48	$1.38

Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,652,865

Comprehensive income	$705	$2,930	$2,656	$4,998

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$2,963	$2,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	505	605
Provision for loan losses	1,587	320
Amortization of premiums and (accretion of discounts), net	92	170
Amortization of intangible assets and mortgage servicing rights	277	360
Realized gains on sales of available for sale securities, net	(1,352)	(482)
Net losses on foreclosed real estate	21	8
Restricted stock and stock option compensation	92	71
Increase in bank-owned life insurance, net	(180)	(159)
(Increase) decrease in accrued interest receivable	(106)	105
(Increase) decrease in prepaid expenses and other assets	(643)	321
Decrease in accrued interest payable	(25)	(105)
Increase (decrease) in accrued expenses and other liabilities	(13)	742
Net cash provided by operating activities	3,218	4,636

Cash flows from investing activities
Loan originations and principal collections, net	(20,975)	(1,542)
Available for sale securities:
Sales	11,639	27,493
Maturities, repayments and calls	78,146	49,026
Purchases	(109,243)	(76,326)
Redemption of federal bank stocks	493	324
Proceeds from the sale of foreclosed real estate	271	499
Write-down of foreclosed real estate	-	5
Purchases of premises and equipment	(431)	(450)
Purchase of bank-owned life insurance	(4,000)	-
Net cash used in investing activities	(44,100)	(971)

Cash flows from financing activities
Net increase in deposits	37,029	8,397
Repayments on Federal Home Loan Bank advances	-	(5,000)
Repayments on other borrowed funds	-	(5,000)
Dividends paid	(1,313)	(1,136)
Proceeds from the issuance of common stock	-	4,577
Proceeds from the issuance of preferred stock (Series B)	-	10,000
Redemption of preferred stock (Series A)	-	(7,500)
Net cash provided by financing activities	35,716	4,338

Increase (decrease) in cash and cash equivalents	(5,166)	8,003
Cash and cash equivalents at beginning of period	28,193	19,027
Cash and cash equivalents at end of period	$23,027	$27,030

Supplemental information:
Interest paid	$3,837	$4,614
Income taxes paid	1,465	115

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	288	492

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$51,862	$45,121	$50,730	$39,118

Net income	669	1,049	2,963	2,680

Other comprehensive income:
Change in net unrealized gains (losses) on available for sale securities, net of taxes of $151, $969, $302 and $1,358, respectively	293	1,881	585	2,636
Less: reclassification adjustment for gains included in net income, net of taxes of $133, $0, $460 and $164, respectively	257	-	892	318
Other comprehensive income (loss)	36	1,881	(307)	2,318

Total comprehensive income	705	2,930	2,656	4,998

Stock compensation expense	31	14	92	71

Dividends declared on preferred stock	(118)	(157)	(368)	(344)

Dividends declared on common stock	(315)	(280)	(945)	(792)

Issuance of common stock (290,004 shares)	-	-	-	4,577

Issuance of preferred stock (10,000 shares, Series B)	-	10,000	-	10,000

Redemption of preferred stock (7,500 shares, Series A)	-	(7,500)	-	(7,500)

Balance at end of period	$52,165	$50,128	$52,165	$50,128

Common cash dividend per share	$0.18	$0.16	$0.54	$0.48

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encouraged lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods is set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The average dividend rate for the first nine months of 2012 was 4.9%. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Under the Agreement, the Corporation also repurchased 7,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock) which was issued on December 23, 2008 to the U.S. Treasury in association with participation in the TARP Capital Purchase Program (TARP/CPP) of the Emergency Economic Stabilization Act of 2008 (EESA). The Series A Preferred Stock was fully repurchased for the sum of the liquidation amount of $1,000 per share and all accrued and unpaid dividends then due, for a total repurchase amount of $7.5 million.

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

4.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings per common share - basic
Net income	$669	$1,049	$2,963	$2,680
Preferred stock dividends and discount accretion	118	201	368	397
Net income available to common stockholders	$551	$848	$2,595	$2,283
Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,652,865
Basic earnings per common share	$0.31	$0.49	$1.48	$1.38

Earnings per common share - diluted
Net income available to common stockholders	$551	$848	$2,595	$2,283

Average common shares outstanding	1,751,908	1,747,408	1,751,908	1,652,865
Add: Dilutive effects of assumed exercises of stock options	-	2,059	-	2,688
Average shares and dilutive potential common shares	1,751,908	1,749,467	1,751,908	1,655,553
Diluted earnings per common share	$0.31	$0.49	$1.48	$1.38

Stock options, restricted stock awards and warrants not considered in computing diluted earnings per share because they were antidilutive	84,000	148,861	84,000	148,861

5.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
September 30, 2012:
U.S. Treasury and federal agency	$3,958	$23	$-	$3,981
U.S. government sponsored entities and agencies	44,737	229	-	44,966
Mortgage-backed securities: residential	23,260	1,915	-	25,175
Collateralized mortgage obligations: residential	26,265	2	(100)	26,167
State and political subdivisions	35,390	2,009	-	37,399
Corporate debt securities	3,730	29	(1)	3,758
Equity securities	2,280	4	(109)	2,175
	$139,620	$4,211	$(210)	$143,621
December 31, 2011:
U.S. Treasury and federal agency	$3,944	$516	$-	$4,460
U.S. government sponsored entities and agencies	41,425	102	(7)	41,520
Mortgage-backed securities: residential	35,651	1,827	-	37,478
State and political subdivisions	35,073	1,928	(1)	37,000
Equity securities	2,595	308	(207)	2,696
	$118,688	$4,681	$(215)	$123,154

5.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$252	$255
Due after one year through five years	44,228	44,718
Due after five through ten years	37,787	39,335
Due after ten years	5,548	5,796
Mortgage-backed securities: residential	23,260	25,175
Collateralized mortgage obligations: residential	26,265	26,167
	$137,340	$141,446

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2012:
Collateralized mortgage obligations: residential	$22,159	$(100)	$-	$-	$22,159	$(100)
Corporate debt securities	760	(1)	-	-	760	(1)
Equity securities	309	(11)	1,198	(98)	1,507	(109)
	$23,228	$(112)	$1,198	$(98)	$24,426	$(210)

December 31, 2011:
U.S. government sponsored entities and agencies	$4,490	$(7)	$-	$-	$4,490	$(7)
State and political subdivisions	99	(1)	-	-	99	(1)
Equity securities	881	(185)	187	(22)	1,068	(207)
	$5,470	$(193)	$187	$(22)	$5,657	$(215)

Gains on sales of available for sale securities for the three and nine month periods ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Proceeds	$6,043	$-	$11,639	$27,493
Gains	390	-	1,352	482
Tax provision related to gains	133	-	460	164

5.	Securities (continued)

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

There were six equity securities in an unrealized loss position as of September 30, 2012, two of which were in an unrealized loss position for more than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of September 30, 2012 to be other-than-temporarily impaired.

There were 12 debt securities in an unrealized loss position as of September 30, 2012, all of which were in an unrealized loss position for less than 12 months. Of these securities, nine were collateralized mortgage obligations and three were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2012 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2012	2011
Mortgage loans on real estate:
Residential first mortgages	$96,031	$93,610
Home equity loans and lines of credit	80,635	71,238
Commercial real estate	96,786	94,765
	273,452	259,613
Other loans:
Commercial business	50,791	43,826
Consumer	12,211	12,642
	63,002	56,468

Total loans, gross	336,454	316,081

Less allowance for loan losses	5,023	3,536

Total loans, net	$331,431	$312,545

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of September 30, 2012			ended September 30, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	4,310	4,136	1,579	2,423	203	10
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	$4,310	$4,136	$1,579	$2,423	$203	$10

	For the nine months
	ended September 30, 2012
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	1,577	240	47
Commercial business	47	-	-
Consumer	-	-	-

Total	$1,624	$240	$47

	Impaired Loans with No Specific Allowance
			For the three months
	As of September 30, 2012		ended September 30, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	750	525	530	8	8
Commercial business	399	374	376	-	-
Consumer	1,712	1,712	1,742	35	35

Total	$2,861	$2,611	$2,648	$43	$43

	For the nine months
	ended September 30, 2012
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	736	37	37
Commercial business	367	10	10
Consumer	1,806	117	117

Total	$2,909	$164	$164

During the three and nine month periods ended September 30, 2011, impaired loans averaged $4.5 million and $3.7 million, respectively, and the Corporation recognized interest income on impaired loans of approximately $65,000 and $143,000, respectively, on a cash basis.

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

At September 30, 2012 and December 31, 2011, the Corporation had $791,000 and $794,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At September 30, 2012 and December 31, 2011, the Corporation had $36,000 and $35,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the nine month period ended September 30, 2012, the Corporation did not modify any additional loans as TDRs.

During the nine month period ended September 30, 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

September 30, 2012:
Residential first mortgages	$95,570	$-	$-	$461	$-	$96,031
Home equity and lines of credit	80,516	-	-	119	-	80,635
Commercial real estate	-	87,006	3,736	5,952	92	96,786
Commercial business	-	49,370	686	735	-	50,791
Consumer	10,499	-	-	1,712	-	12,211
Total	$186,585	$136,376	$4,422	$8,979	$92	$336,454

December 31, 2011:
Residential first mortgages	$92,612	$-	$-	$998	$-	$93,610
Home equity and lines of credit	71,064	-	-	174	-	71,238
Commercial real estate	-	88,006	3,625	3,134	-	94,765
Commercial business	-	41,864	832	1,130	-	43,826
Consumer	10,737	-	-	1,905	-	12,642
Total	$174,413	$129,870	$4,457	$7,341	$-	$316,081

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-performing loans as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

September 30, 2012:
Residential first mortgages	$93,919	$1,198	$453	$-	$461	$96,031
Home equity and lines of credit	79,951	375	164	-	145	80,635
Commercial real estate	92,067	58	-	-	4,661	96,786
Commercial business	49,996	406	15	-	374	50,791
Consumer	10,438	59	2	-	1,712	12,211
Total loans	$326,371	$2,096	$634	$-	$7,353	$336,454

December 31, 2011:
Residential first mortgages	$91,400	$1,059	$153	$66	$932	$93,610
Home equity and lines of credit	70,506	431	127	-	174	71,238
Commercial real estate	92,632	302	-	-	1,831	94,765
Commercial business	43,338	7	10	-	471	43,826
Consumer	10,488	55	8	-	2,091	12,642
Total loans	$308,364	$1,854	$298	$66	$5,499	$316,081

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2012:
Residential first mortgages	$-	$-	$-	$461	$461
Home equity and lines of credit	-	-	26	119	145
Commercial real estate	4,283	-	11	367	4,661
Commercial business	83	-	-	291	374
Consumer	1,712	-	-	-	1,712
Total loans	$6,078	$-	$37	$1,238	$7,353

December 31, 2011:
Residential first mortgages	$-	$-	$-	$932	$932
Home equity and lines of credit	-	-	-	174	174
Commercial real estate	1,087	92	-	652	1,831
Commercial business	471	-	-	-	471
Consumer	2,091	-	-	-	2,091
Total loans	$3,649	$92	$-	$1,758	$5,499

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2012:
Allowance for loan losses:
Beginning Balance	$852	$468	$1,835	$496	$64	$3,715
Charge-offs	(13)	-	-	(5)	(41)	(59)
Recoveries	1	-	1	-	6	8
Provision	(26)	104	1,229	12	40	1,359
Ending Balance	$814	$572	$3,065	$503	$69	$5,023
Nine months ended September 30, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(78)	(40)	(36)	(14)	(79)	(247)
Recoveries	84	27	5	15	16	147
Provision	(24)	265	1,359	(88)	75	1,587
Ending Balance	$814	$572	$3,065	$503	$69	$5,023

At September 30, 2012:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,579	-	-	1,579
Collectively evaluated for impairment	814	572	1,486	503	69	3,444

Total loans:
Individually evaluated for impairment	-	-	4,661	374	1,712	6,747
Collectively evaluated for impairment	96,031	80,635	92,125	50,417	10,499	329,707

At December 31, 2011:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	22	142	-	164
Collectively evaluated for impairment	832	320	1,715	448	57	3,372

Total loans:
Individually evaluated for impairment	-	-	1,678	460	1,905	4,043
Collectively evaluated for impairment	93,610	71,238	93,087	43,366	10,737	312,038

Three months ended September 30, 2011:
Allowance for loan losses:
Beginning Balance	$493	$207	$1,653	$1,166	$43	$3,562
Charge-offs	(39)	(34)	-	(37)	(16)	(126)
Recoveries	-	1	-	5	3	9
Provision	360	150	30	(489)	29	80
Ending Balance	$814	$324	$1,683	$645	$59	$3,525

Nine months ended September 30, 2011:
Allowance for loan losses:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(220)	(161)	(200)	(355)	(41)	(977)
Recoveries	-	1	-	40	9	50
Provision	636	(88)	176	(363)	(41)	320
Ending Balance	$814	$324	$1,683	$645	$59	$3,525

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,719	4,027	2,447
Total	$7,691	$2,719	$7,691	$2,447

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded during 2011 or in the first nine months of 2012. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2012, the Corporation recorded intangible amortization expense totaling $86,000 and $272,000, respectively.

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

A summary of option activity under the Plan as of September 30, 2012, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2012	94,000	$24.51	$-	6.0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,750)	15.00	-	-
Outstanding as of September 30, 2012	92,250	$24.69	$34	5.2

Exercisable as of September 30, 2012	84,000	$25.66	$-	4.9

A summary of the status of the Corporation’s nonvested option shares as of September 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2012	10,000	$2.07
Granted	-	-
Vested	-	-
Forfeited	(1,750)	2.14
Nonvested as of September 30, 2012	8,250	$2.06

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2012	22,500	$15.07
Granted	1,450	16.44
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2012	23,950	$15.15

For the three and nine month periods ended September 30, 2012, the Corporation recognized $31,000 and $92,000, respectively, in stock compensation expense, compared to $14,000 and $71,000, respectively, for the same periods in 2011. As of September 30, 2012, there was $162,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.4 years.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2012 the fair value consists of loan balances of $4.1 million, net of a valuation allowance of $1.6 million, compared to loan balances of $652,000, net of a valuation allowance of $164,000 at December 31, 2011. There was $1.4 million and $1.5 million of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2012. There was no additional provision recorded for impaired loans for the same periods in 2011.

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2012 and December 31, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and a write-down of $5,000. At September 30, 2011, OREO measured at fair value less costs to sell had a net carrying amount of $14,000, which was made up of the outstanding balance of $19,000 and a write-down of $5,000.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2012:
U.S. Treasury and federal agency	$3,981	$3,981	$-	$-
U.S. government sponsored entities and agencies	44,966	-	44,966	-
Mortgage-backed securities: residential	25,175	-	25,175	-
Collateralized mortgage obligations: residential	26,167	-	26,167	-
State and political subdivision	37,399	-	37,399	-
Corporate securities	3,758	-	3,758	-
Equity securities	2,175	1,522	-	653
	$143,621	$5,503	$137,465	$653

December 31, 2011:
U.S. Treasury and federal agency	$4,460	$4,460	$-	$-
U.S. government sponsored entities and agencies	41,520	-	41,520
Mortgage-backed securities: residential	37,478	-	37,478	-
State and political subdivision	37,000	-	37,000	-
Equity securities	2,696	1,052	1,644	-
	$123,154	$5,512	$117,642	$-

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2012, the Corporation had no transfers between Level 1 and Level 2 and one transfer between Level 2 and Level 3. Transfers into Level 3 during the periods reflected transfers from Level 2 of certain equity securities due to reduced transparency of market prices as a result of less market activity in these instruments. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2012 and 2011:

(Dollar amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$-	$-	$-	$-
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	653	-	653	-
Balance at the end of the period	$653	$-	$653	$-

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2012:
Impaired commercial real estate loans	$2,557	$-	$-	$2,557
Other residential real estate owned	45	-	-	45
	$2,602	$-	$-	$2,602

December 31, 2011:
Impaired commercial real estate loans	$382	$-	$-	$382
Impaired commercial business loans	106	-	-	106
Other residential real estate owned	45	-	-	45
	$533	$-	$-	$533

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of September 30, 2012:

(Dollar amounts in thousands)	September 30,	Valuation	Unobservable
	2012	Techniques(s)	Input (s)	Range
Impaired commercial real estate loans	$2,557	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10% - 100%

Other residential real estate owned	45	Sales comparison approach	Adjustment for differences between comparable sales	10%

Included in impaired commercial real estate loans is a $356,000 loan guaranteed by the United States Department of Agriculture (USDA). The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. Also included in impaired commercial real estate loans are two impaired commercial real estate loans totaling $95,000 which were discounted by 100% due to uncertainties surrounding possible bankruptcy court outcomes regarding the Corporation’s collateral lien position. The weighted average discount on impaired commercial real estate loans as of September 30, 2012 was 13%.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2012 and December 31, 2011:

(Dollar amounts in thousands)		Fair Value Measurements at
	Carrying	September 30, 2012 using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2012:
Financial Assets:
Cash and cash equivalents	$23,027	$23,027	$23,027	$-	$-
Securities available for sale	143,621	143,621	5,503	137,465	653
Loans, net	331,431	337,652	-	-	337,652
Federal bank stock	3,171	N/A	-	-	-
Accrued interest receivable	1,736	1,736	5	584	1,147
	502,986	506,036	28,535	138,049	339,452
Financial Liabilities:
Deposits	453,497	458,617	317,593	141,024	-
FHLB advances	20,000	23,241	-	23,241	-
Accrued interest payable	516	516	59	457	-
	474,013	482,374	317,652	164,722	-

December 31, 2011:	Carrying	Fair
Financial Assets:	Amount	Value
Cash and cash equivalents	28,193	28,193
Securities available for sale	123,154	123,154
Loans, net	312,545	319,967
Federal bank stock	3,664	N/A
Accrued interest receivable	1,630	1,630
	469,186	472,944
Financial Liabilities:
Deposits	416,468	422,704
FHLB advances	20,000	23,362
Accrued interest payable	541	541
	437,009	446,607

10.	New Accounting Standards

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of comprehensive income for the Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2012, compared to the same periods in 2011 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 21 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $38.3 million or 7.8% to $530.2 million at September 30, 2012 from $491.9 million at December 31, 2011. This increase resulted primarily from increases in securities and loans receivable of $20.5 million and $18.9 million, respectively, which was funded by an increase in customer deposits of $37.0 million.

Total liabilities increased $36.9 million or 8.4% to $478.0 million at September 30, 2012 from $441.2 million at December 31, 2011, resulting primarily from the aforementioned $37.0 million increase in customer deposits which consisted of a $17.9 million or 21.1% increase in noninterest bearing deposits and a $19.1 million or 5.8% increase in interest bearing deposits.

Stockholders’ equity increased $1.4 million or 2.8% to $52.2 million at September 30, 2012 from $50.7 million at December 31, 2011. Book value and tangible book value per common share was $24.07 and $21.23, respectively, at September 30, 2012, compared to $23.25 and $20.26, respectively, at December 31, 2011.

At September 30, 2012, the Bank was considered well capitalized under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.46%, 14.72% and 15.97%, respectively, compared to 8.69%, 15.00% and 16.25%, respectively, at December 31, 2011.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended September 30, 2012 and 2011

General. Net income before preferred stock dividends and discount accretion decreased $380,000 or 36.2% to $669,000 for the three months ended September 30, 2012 from $1.0 million for the same period in 2011. This decrease was the result of a $1.3 million increase in the provision for loan losses, partially offset by increases in net interest income and noninterest income of $166,000 and $548,000, respectively, and decreases in noninterest expense and the provision for income taxes of $38,000 and $147,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $169,000 or 4.1% to $4.3 million for the three months ended September 30, 2012 from $4.1 million for the same period in 2011. This increase can be attributed to a decrease in interest expense of $207,000, partially offset by a decrease in tax equivalent interest income of $38,000.

Interest income. Interest income on a tax equivalent basis decreased $38,000 to $5.5 million for the three months ended September 30, 2012 as compared to $5.6 million for the three months ended September 30, 2011. This decrease can be attributed to decreases in interest on securities and interest-earning deposits with banks of $83,000 and $23,000, respectively, partially offset by increases in interest earned on loans and federal bank stocks of $66,000 and $2,000.

Tax equivalent interest earned on securities decreased $83,000 or 7.5% to $1.0 million for the three months ended September 30, 2012 as compared to $1.1 million for the three months ended September 30, 2011. This decrease resulted from a decrease in the yield on securities of 72 basis points to 2.64% for the three months ended September 30, 2012, versus 3.36% for the same period in 2011, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $264,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average securities increased $23.7 million or 18.2%, accounting for an $181,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $23,000 or 57.5% to $17,000 for the three months ended September 30, 2012 from $40,000 for the same period in 2011. This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 34 basis points to 0.39% for the three months ended September 30, 2012, compared to 0.73% for the same period in the prior year, accounting for a $16,000 decrease in interest income. In addition to this unfavorable yield variance, the average balance of these assets decreased $4.8 million, accounting for a $7,000 decrease in interest income.

Tax equivalent interest earned on loans receivable increased $66,000 to $4.5 million for the three months ended September 30, 2012 as compared to $4.4 million for the three months ended September 30, 2011. This increase resulted as average loans increased $22.3 million or 7.2%, accounting for an increase of $306,000 in loan interest income. Partially offsetting this favorable volume variance, the average yield on loans receivable decreased 29 basis points to 5.33% for the three months ended September 30, 2012, versus 5.62% for the same period in 2011. This unfavorable yield variance accounted for a $240,000 decrease in interest income.

Interest expense. Interest expense decreased $207,000 or 14.3% to $1.2 million for the three months ended September 30, 2012 from $1.5 million for the same period in 2011. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $170,000 and $37,000, respectively.

Interest expense incurred on deposits decreased $170,000 or 14.4% to $1.0 million for the three months ended September 30, 2012 compared to $1.2 million for the same period in 2011. The average cost of interest-bearing deposits decreased 28 basis points to 1.13% for the three months ended September 30, 2012, compared to 1.41% for the same period in 2011 resulting in a $252,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2011 and the first nine months of 2012 in the overall low interest-rate environment. Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $24.3 million to $354.7 million for the three months ended September 30, 2012, compared to $330.5 million for the same period in 2011 causing an $82,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $37,000 or 13.5% to $238,000 for the three months ended September 30, 2012, compared to $275,000 for the same period in the prior year. The average balance of borrowed funds decreased $4.1 million or 17.1%, accounting for a $48,000 decrease in interest expense. Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 21 basis points to 4.72% for the three months ended September 30, 2012, compared to 4.51% for the same period in 2011, causing a $11,000 increase in interest expense. Both the decrease in volume and increase in rate were primarily related to the Corporation’s repayment of a $5.0 million credit line at a correspondent bank during the third quarter of 2011.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$311,238	$4,222	5.40%	$298,993	$4,238	5.62%
Loans, tax exempt	21,333	236	4.40%	11,261	154	5.43%
Total loans receivable	332,571	4,458	5.33%	310,254	4,392	5.62%

Securities, taxable	117,783	617	2.08%	93,922	643	2.72%
Securities, tax exempt	36,620	407	4.42%	36,740	464	5.01%
Total securities	154,403	1,024	2.64%	130,662	1,107	3.36%

Interest-earning deposits with banks	17,561	17	0.39%	21,808	40	0.73%
Federal bank stocks	3,249	15	1.84%	3,790	13	1.36%
Total interest-earning other assets	20,810	32	0.61%	25,598	53	0.82%

Total interest-earning assets	507,784	5,514	4.32%	466,514	5,552	4.72%
Cash and due from banks	2,322			2,629
Other noninterest-earning assets	23,377			21,617

Total Assets	$533,483			$490,760

Interest-bearing liabilities:
Interest-bearing demand deposits	$217,864	$125	0.23%	$178,786	$114	0.25%
Time deposits	136,882	883	2.57%	151,707	1,064	2.78%
Total interest-bearing deposits	354,746	1,008	1.13%	330,493	1,178	1.41%

Borrowed funds, short-term	43	-	0.00%	4,168	39	3.71%
Borrowed funds, long-term	20,000	238	4.73%	20,000	236	4.68%
Total borrowed funds	20,043	238	4.72%	24,168	275	4.51%

Total interest-bearing liabilities	374,789	1,246	1.32%	354,661	1,453	1.63%

Noninterest-bearing demand deposits	101,304	-	-	85,219	-	-

Funding and cost of funds	476,093	1,246	1.04%	439,880	1,453	1.31%

Other noninterest-bearing liabilities	5,004			3,533

Total Liabilities	481,097			443,413
Stockholders' Equity	52,386			47,347

Total Liabilities and Stockholders' Equity	$533,483			$490,760

Net interest income		$4,268			$4,099

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.00%			3.09%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.34%			3.49%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2012 versus 2011
	Increase (Decrease) due to

	Volume	Rate	Total
Interest income:
Loans	$306	$(240)	$66
Securities	181	(264)	(83)
Interest-earning deposits with banks	(7)	(16)	(23)
Federal bank stocks	(2)	4	2

Total interest-earning assets	478	(516)	(38)

Interest expense:
Interest-bearing deposits	82	(252)	(170)
Borrowed funds	(48)	11	(37)

Total interest-bearing liabilities	34	(241)	(207)

Net interest income	$444	$(275)	$169

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

Information pertaining to the allowance for loan losses and non-performing assets for the quarter ended September 30, 2012 and 2011 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	September 30,
	2012	2011
Balance at the beginning of the period	$3,715	$3,562
Provision for loan losses	1,359	80
Charge-offs	(59)	(126)
Recoveries	8	9
Balance at the end of the period	$5,023	$3,525

Non-performing loans	$7,353	$5,269
Non-performing assets	7,656	5,624
Non-performing loans to total loans	2.19%	1.70%
Non-performing assets to total assets	1.44%	1.14%
Allowance for loan losses to total loans	1.49%	1.14%
Allowance for loan losses to non-performing loans	68.31%	66.90%

Nonperforming loans increased $2.1 million to $7.4 million at September 30, 2012 from $5.3 million at September 30, 2011. The increase in nonperforming loans was primarily due to a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 based on information received during the quarter on current cash flow considerations, weakened financial condition of the principals and guarantors and recent appraisal information. Partially offsetting this addition was the successful resolution and payoff of a $450,000 nonperforming residential mortgage loan during the first quarter of 2012, an upgrade of a $222,000 commercial relationship to accruing status and additional principal reductions resulting from other credit workouts and repayments. During the three months ended September 30, 2012, nonperforming loans increased by $3.4 million to $7.4 million from $3.9 million at June 30, 2012.

As of September 30, 2012, the Corporation’s classified and criticized assets amounted to $13.5 million or 2.5% of total assets, with $9.0 million classified as substandard, $4.4 million identified as special mention and $92,000 classified as doubtful. This compares to classified and criticized assets of $12.0 million or 2.4% of total assets, with $8.0 million classified as substandard and $3.9 million identified as special mention at September 30, 2011. The increase in criticized and classified assets was primarily the result of the aforementioned $3.4 million commercial real estate credit which was downgraded to special mention during the quarter ended June 30, 2012 and further downgraded to substandard during the quarter ended September 30, 2012, partially offset by credit workouts and principal payments.

The provision for loan losses increased $1.3 million to $1.4 million for the three month period ended September 30, 2012 from $80,000 for the same period in the prior year primarily as $1.4 million in specific reserves was allocated to the aforementioned $3.4 million commercial credit relationship. The specific reserve was based on an appraisal report of the fair value of the real property at September 30, 2012, adjusted for estimated liquidation costs.  The valuation may be impacted by future strategies employed by management to resolve this problem credit situation. The Corporation’s historic loss factors have been favorably impacted due to low levels of net charge-offs during recent periods, offsetting the impact of loan growth on the provision for loan losses.

Noninterest income. Noninterest income increased $548,000 or 66.4% to $1.4 million during the three months ended September 30, 2012, compared to $825,000 during the same period in the prior year. This increase was primarily due to increases in gains on the sale of securities and commissions on financial services of $390,000 and $66,000, respectively. During the third quarter of 2012, the Corporation recognized $390,000 in gains related to the sale of $5.4 million of mortgage-backed securities. The increase in commissions on financial services resulted from expansion in the financial service division to three representatives during the quarter ended September 30, 2012 from one representative during the quarter ended September 30, 2011.

Noninterest expense. Noninterest expense decreased $38,000 or 1.1% at $3.4 million during the three months ended September 30, 2012 and 2011. This decrease in noninterest expense can be attributed to decreases in compensation and benefits expense, professional fees, intangible amortization, FDIC insurance and premises and equipment expense of $59,000, $57,000, $24,000, $24,000 and $21,000, respectively, partially offset by an increase in other noninterest expense of $147,000.

Compensation and employee benefits expense decreased $59,000 or 3.4% at $1.7 million for the three months ended September 30, 2012 and 2011. This decrease can be primarily attributed to a $265,000 reduction in employee incentive expense partially offset by normal salary and wage increases and increased employee benefit costs.

Professional fees decreased $57,000 or 29.7% to $135,000 for the three months ended September 30, 2012 from $192,000 for the same period in the prior year. This decrease can be primarily attributed to a $59,000 decrease in legal fees mainly related to declines in foreclosure and loan workout activity.

As a result of a branch purchase completed in the third quarter of 2009, the Corporation recognized $86,000 of core deposit intangible amortization expense during the third quarter of 2012, compared to $110,000 for the same period in the prior year. Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

FDIC insurance decreased $24,000 or 20.7% to $92,000 for the three months ended September 30, 2012, compared to $116,000 for the same period in the prior year. This was the result of 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

Premises and equipment expense decreased $21,000 or 4.0% to $509,000 for the three months ended September 30, 2012, compared to $530,000 for the same period in the prior year. This decrease can be primarily attributed to a decrease of $40,000 in depreciation expense.

Other noninterest expense increased $147,000 or 20.7% to $857,000 for the three months ended September 30, 2012, compared to $710,000 for the same period in the prior year. This unfavorable variance can be attributed primarily to increased costs associated with debit card processing and a debit card reward program launched in the first quarter of 2012.

Provision for income taxes. The provision for income taxes decreased $147,000 or 68.7% to $67,000 for the three months ended September 30, 2012 compared to $214,000 for the same period in the prior year, as the Corporation’s effective tax rate decreased to 9.1% for the third quarter of 2012 from 22.0% from the same quarter in the prior year due to a decrease in taxable income, primarily from increased provision for loan losses during the quarter. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 9.1% for the quarter ended September 30, 2012, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Month Period Ended September 30, 2012 and 2011

General. Net income before preferred stock dividends and discount accretion increased $283,000 or 10.6% to $3.0 million for the nine months ended September 30, 2012 from $2.7 million for the same period in 2011. This increase was the result of increases in net interest income and noninterest income of $537,000 and $1.0 million, respectively, and a decrease in noninterest expense of $201,000. Partially offsetting these favorable items, the provision for loan losses and the provision for income taxes increased $1.3 million and $224,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $546,000 or 4.6% to $12.5 million for the nine months ended September 30, 2012 from $12.0 million for the same period in 2011. This increase can be attributed to a decrease in interest expense of $697,000, partially offset by a decrease in tax equivalent interest income of $151,000.

Interest income. Interest income on a tax equivalent basis decreased $151,000 to $16.3 million for the nine months ended September 30, 2012 as compared to $16.5 million for the nine months ended September 30, 2011. This decrease can be attributed to decreases in interest on securities and interest-earning deposits with banks of $154,000 and $73,000, respectively, partially offset by increases in interest earned on loans and federal bank stocks of $69,000 and $7,000.

Tax equivalent interest earned on securities decreased $154,000 or 4.9% to $3.0 million for the nine months ended September 30, 2012, compared to $3.2 million for the nine months ended September 30, 2011. This decrease resulted from a decrease in the yield on securities of 51 basis points to 2.83% for the nine months ended September 30, 2012, versus 3.34% for the same period in 2011, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $510,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average securities increased $15.3 million or 12.1%, accounting for a $356,000 increase in interest income.

Interest earned on interest-earning deposit accounts decreased $73,000 or 51.8% to $68,000 for the nine months ended September 30, 2012 from $141,000 for the same period in 2011. This decrease resulted from a decrease in the average yield on interest-earning deposit accounts of 35 basis points to 0.35% for the nine months ended September 30, 2012, compared to 0.70% for the same period in the prior year, accounting for a $69,000 decrease in interest income. In addition, the average balance of these assets decreased $794,000, primarily as excess cash was deployed into higher yielding securities and loans, accounting for a $4,000 decrease in interest income.

Tax equivalent interest earned on loans receivable increased $69,000 to $13.2 million for the nine months ended September 30, 2012 as compared to $13.1 million for the nine months ended September 30, 2011. This increase resulted as average loans increased $18.9 million or 6.1%, accounting for an increase of $783,000 in loan interest income. Partially offsetting this favorable volume variance, the average yield on loans receivable decreased 30 basis points to 5.40% for the nine months ended September 30, 2012, versus 5.70% for the same period in 2011. This unfavorable yield variance accounted for a $714,000 decrease in interest income.

Interest expense. Interest expense decreased $697,000 or 15.5% to $3.8 million for the nine months ended September 30, 2012 from $4.5 million for the same period in 2011. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $456,000 and $241,000, respectively.

Interest expense incurred on deposits decreased $456,000 or 12.8% to $3.1 million for the nine months ended September 30, 2012 compared to $3.6 million for the same period in 2011. The average cost of interest-bearing deposits decreased 25 basis points to 1.18% for the nine months ended September 30, 2012, compared to 1.43% for the same period in 2011 resulting in a $646,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during late 2011 and the first nine months of 2012 in the overall low interest-rate environment. Partially offsetting this favorable rate variance, the average balance of interest-bearing deposits increased $18.4 million to $350.4 million for the nine months ended September 30, 2012, compared to $332.0 million for the same period in 2011 causing a $190,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $241,000 or 25.4% to $707,000 for the nine months ended September 30, 2012, compared to $948,000 for the same period in the prior year. The average balance of borrowed funds decreased $7.3 million or 26.8%, accounting for a $259,000 decrease in interest expense. Partially offsetting this favorable volume variance, the average cost of borrowed funds increased 8 basis points to 4.72% for the nine months ended September 30, 2012, compared to 4.64% for the same period in 2011, causing a $18,000 increase in interest expense. Both the decrease in volume and increase in rate were primarily related to the Corporation’s early retirement of $5.0 million in long-term FHLB borrowings during second quarter of 2011, and the repayment of a $5.0 million credit line at a correspondent bank during the second and third quarter of 2011.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$305,774	$12,504	5.46%	$295,718	$12,659	5.72%
Loans, tax exempt	20,834	688	4.41%	12,005	464	5.17%
Total loans receivable	326,608	13,192	5.40%	307,723	13,123	5.70%

Securities, taxable	105,010	1,763	2.24%	90,522	1,762	2.60%
Securities, tax exempt	36,720	1,239	4.51%	35,929	1,394	5.19%
Total securities	141,730	3,002	2.83%	126,451	3,156	3.34%

Interest-earning deposits with banks	26,074	68	0.35%	26,869	141	0.70%
Federal bank stocks	3,434	46	1.79%	3,928	39	1.33%
Total interest-earning cash equivalents	29,508	114	0.52%	30,797	180	0.78%

Total interest-earning assets	497,846	16,308	4.38%	464,971	16,459	4.73%
Cash and due from banks	2,482			2,549
Other noninterest-earning assets	21,504			21,796

Total assets	$521,832			$489,316

Interest-bearing liabilities:
Interest-bearing demand deposits	$209,540	$350	0.22%	$181,338	$380	0.28%
Time deposits	140,882	2,755	2.61%	150,635	3,181	2.82%
Total interest-bearing deposits	350,422	3,105	1.18%	331,973	3,561	1.43%

Borrowed funds, long-term	20,000	707	4.72%	22,766	789	4.63%
Borrowed funds, short-term	15	-	0.00%	4,564	159	4.66%
Total borrowed funds	20,015	707	4.72%	27,330	948	4.64%

Total interest-bearing liabilities	370,437	3,812	1.37%	359,303	4,509	1.68%
Noninterest-bearing demand deposits	94,630	-	-	82,414	-	-

Funding and cost of funds	465,067	3,812	1.09%	441,717	4,509	1.36%
Other noninterest-bearing liabilities	5,044			3,764

Total liabilities	470,111			445,481
Stockholders' equity	51,721			43,835

Total liabilities and stockholders' equity	$521,832			$489,316

Net interest income		$12,496			$11,950

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.01%			3.05%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.44%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$783	$(714)	$69
Securities	356	(510)	(154)
Interest-earning deposits with banks	(4)	(69)	(73)
Federal bank stocks	(5)	12	7

Total interest-earning assets	1,130	(1,281)	(151)

Interest expense:
Deposits	190	(646)	(456)
Borrowed funds	(259)	18	(241)

Total interest-bearing liabilities	(69)	(628)	(697)

Net interest income	$1,199	$(653)	$546

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

Information pertaining to the allowance for loan losses and non-performing assets for the nine months ended September 30, 2012 and 2011 is as follows:

(Dollar amounts in thousands)	At or for the nine months ended
	September 30,
	2012	2011
Balance at the beginning of the period	$3,536	$4,132
Provision for loan losses	1,587	320
Charge-offs	(247)	(977)
Recoveries	147	50
Balance at the end of the period	$5,023	$3,525

Non-performing loans	$7,353	$5,269
Non-performing assets	7,656	5,624
Non-performing loans to total loans	2.19%	1.70%
Non-performing assets to total assets	1.44%	1.14%
Allowance for loan losses to total loans	1.49%	1.14%
Allowance for loan losses to non-performing loans	68.31%	66.90%

Nonperforming loans increased $2.1 million to $7.4 million at September 30, 2012 from $5.3 million at September 30, 2011. The increase in nonperforming loans was primarily due to a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 based on information received during the quarter on current cash flow considerations, weakened financial condition of the principals and guarantors and recent appraisal information. Partially offsetting this addition was the successful resolution and payoff of a $450,000 nonperforming residential mortgage loan during the first quarter of 2012, an upgrade of a $222,000 commercial relationship to accruing status and additional principal reductions resulting from other credit workouts and repayments. During the nine months ended September 30, 2012, nonperforming loans increased by $1.8 million to $7.4 million from $5.9 million at December 31, 2011.

As of September 30, 2012, the Corporation’s classified and criticized assets amounted to $13.5 million or 2.5% of total assets, with $9.0 million classified as substandard, $4.4 million identified as special mention and $92,000 classified as doubtful. This compares to classified and criticized assets of $11.8 million or 2.4% of total assets, with $7.3 million classified as substandard and $4.5 million identified as special mention at December 31, 2011. The increase in criticized and classified assets was primarily the result of the aforementioned $3.4 million commercial real estate credit which was downgraded to special mention during the quarter ended June 30, 2012 and further downgraded to substandard during the quarter ended September 30, 2012, partially offset by credit workouts and principal payments.

The provision for loan losses increased $1.3 million to $1.6 million for the nine month period ended September 30, 2012 from $320,000 for the same period in the prior year as $1.4 million in specific reserves was allocated to the aforementioned $3.4 million commercial credit relationship. . The Corporation’s historic loss factors have been favorably impacted due to low levels of net charge-offs during recent periods, offsetting the impact of loan growth on the provision for loan losses.

Noninterest income. Noninterest income increased $1.0 million or 34.8% to $4.0 million during the nine months ended September 30, 2012, compared to $3.0 million during the same period in the prior year. This increase was primarily due to increases in gains on the sale of securities, other noninterest income and fees and service charges of $870,000, $125,000 and $51,000, respectively. During the first nine months of 2012, the Corporation recognized $424,000 in gains related to the sale of a community bank stock, $538,000 in gains from the sale of U.S. Treasury securities, and $390,000 in gains from the sale of mortgage-backed securities. Gains on the sale of securities during the first nine months of 2011 totaled $482,000. The increase in other noninterest income resulted from increased interchange fee income while the increase in fees and service charges resulted from increased overdraft fees and paper statement and foreign ATM usage fees which were implemented during the third quarter of 2012.

Noninterest expense. Noninterest expense decreased $201,000 or 1.9% to $10.6 million during the nine months ended September 30, 2012, compared to $10.8 million during the same period in 2011. This decrease in noninterest expense can be attributed to decreases in premises and equipment expense, FDIC insurance, intangible asset amortization and professional fees of $141,000, $132,000, $76,000 and $28,000, respectively, partially offset by increases in compensation and benefits expense, and other noninterest expense of $120,000 and $56,000, respectively.

Premises and equipment expense decreased $141,000 or 8.5% to $1.5 million for the nine months ended September 30, 2012, compared to $1.7 million for the same period in the prior year. This decrease can be primarily attributed to decreases of $100,000 and $36,000, respectively, in depreciation and building maintenance costs.

FDIC insurance decreased $132,000 or 31.9% to $282,000 for the nine months ended September 30, 2012, compared to $414,000 for the same period in the prior year. This was the result of 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

As a result of a branch acquisition completed in the third quarter of 2009, the Corporation recognized $272,000 of core deposit intangible amortization expense during the first nine months of 2012, compared to $348,000 for the same period in the prior year. Further discussion related to goodwill and intangible assets related to the branch office purchase can be found in the “Notes to Consolidated Financial Statements” beginning on page 5.

Compensation and employee benefits expense increased $120,000 or 2.2% to $5.5 million for the nine months ended September 30, 2012, compared to $5.4 million for the same period in the prior year. This increase can be primarily attributed to normal salary and wage increases and a $71,000 expense related to post-retirement life insurance benefits.

Other noninterest expense increased $56,000 or 2.3% to $2.5 million for the nine months ended September 30, 2012, compared to $2.4 million for the same period in the prior year. This unfavorable variance can be attributed primarily to increased costs associated with debit card processing and a debit card reward program launched in the first quarter of 2012, partially offset by nonrecurring prepayment penalties totaling $334,000 assessed in connection with the early retirement of a $5.0 million FHLB long-term borrowing during the nine months ended September 30, 2011.

Provision for income taxes. The provision for income taxes increased $224,000 or 36.7% to $835,000 for the nine months ended September 30, 2012 compared to $611,000 for the same period in the prior year, as the Corporation’s effective tax rate increased to 22.0% for the first nine months of 2012 from 18.6% from the same period in the prior year due to an increase in taxable income, primarily from gains realized from the sale of securities during the period. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 22.0% for the nine months ended September 30, 2012, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve and amortization and prepayments of outstanding loans and maturing securities. During the three and nine months ended September 30, 2012, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of September 30, 2012, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $54.9 million, and standby letters of credit totaling $220,000.

At September 30, 2012, time deposits amounted to $135.9 million or 30.0% of the Corporation’s total consolidated deposits, including approximately $59.0 million of which are scheduled to mature within the next year. Management of the Corporation believes it has adequate resources to fund all of its commitments, all of its commitments will be funded as required by related maturity dates and, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At September 30, 2012, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $155.9 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes, at September 30, 2012, the Corporation’s interest-earning assets maturing or repricing within one year totaled $146.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $172.9 million, providing an excess of interest-bearing liabilities over interest-earning assets of $26.8 million. At September 30, 2012, the percentage of the Corporation’s liabilities to assets maturing or repricing within one year was 118.3%.

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

As of September 30, 2012, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP AND SUBSIDIARIES

Date: November 13, 2012	By: /s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 13, 2012	By: /s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

