Form 10-K
period 2012-12-31
EMCLAIRE FINANCIAL CORP
filed 2013-03-22
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

As of June 30, 2012, the aggregate value of the 1,488,295 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 263,613 shares held by the directors and officers of the Registrant as a group, was approximately $29.7 million. This figure is based on the last sales price of $19.95 per share of the Registrant’s Common Stock on June 30, 2012. The number of outstanding shares of common stock as of March 22, 2013, was 1,762,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP

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

PART I

Item 1. Business

General

Emclaire Financial Corp (the Corporation) is a Pennsylvania corporation and financial holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly owned subsidiary bank, The Farmers National Bank of Emlenton (the Bank). The Corporation also provides real estate settlement services through its subsidiary, Emclaire Settlement Services, LLC (the Title Company). In addition, the Bank provides investment advisory services through its Farmers National Financial Services division.

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

At December 31, 2012, the Corporation had $509.0 million in total assets, $51.7 million in stockholders’ equity, $333.8 million in net loans and $432.5 million in total deposits.

Lending Activities

General. The principal lending activities of the Bank are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Bank’s loans are originated in and secured by property within the Bank’s primary market area.

One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences located mainly in the Bank’s primary lending area. One-to-four family mortgage loans amounted to 28.7% of the total loan portfolio at December 31, 2012. Typically such residences are single-family owner occupied units. The Bank is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC). As a result, the Bank may sell loans to and service loans for the FHLMC in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Bank originates home equity loans secured by single-family residences. Home equity loans amounted to 25.2% of the total loan portfolio at December 31, 2012. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Bank’s lending activities. Commercial business and commercial real estate loans amounted to 42.6% of the total loan portfolio at December 31, 2012. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Bank also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 3.5% of the total loan portfolio at December 31, 2012.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2012, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $7.5 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2012, the Bank’s largest single lending relationship had an outstanding balance of $6.9 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2012		2011		2010		2009		2008
	Dollar		Dollar		Dollar		Dollar		Dollar
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$97,246	28.7%	$93,610	29.6%	$84,575	27.3%	$74,099	25.0%	$74,130	27.7%
Home equity loans and lines of credit	85,615	25.2%	71,238	22.5%	75,458	24.3%	77,284	26.1%	57,454	21.5%
Commercial	98,823	29.2%	94,765	30.0%	93,028	30.0%	89,952	30.4%	85,689	32.1%

Total real estate loans	281,684	83.2%	259,613	82.1%	253,061	81.6%	241,335	81.5%	217,273	81.3%

Other loans:
Commercial business	45,581	13.4%	43,826	13.9%	43,780	14.1%	41,588	14.1%	40,787	15.2%
Consumer	11,886	3.5%	12,642	4.0%	13,443	4.3%	12,894	4.4%	9,429	3.5%

Total other loans	57,467	16.9%	56,468	17.9%	57,223	18.4%	54,482	18.5%	50,216	18.7%

Total loans receivable	339,151	100.0%	316,081	100.0%	310,284	100.0%	295,817	100.0%	267,489	100.0%
Less:
Allowance for loan losses	5,350		3,536		4,132		3,202		2,651

Net loans receivable	$333,801		$312,545		$306,152		$292,615		$264,838

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2012. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$1,677	$2,227	$7,888	$85,454	$97,246
Home equity loans and lines of credit	203	9,069	26,007	50,336	85,615
Commercial mortgages	920	5,475	25,400	67,028	98,823
Commercial business	2,705	7,631	5,204	30,041	45,581
Consumer	253	5,900	1,313	4,420	11,886

	$5,758	$30,302	$65,812	$237,279	$339,151

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2012:

(Dollar amounts in thousands)	Fixed	Adjustable
	rates	rates

Residential mortgage	$81,204	$14,365
Home equity loans and lines of credit	71,865	13,547
Commercial mortgage	19,589	78,314
Commercial business	18,392	24,484
Consumer	6,969	4,664

	$198,019	$135,374

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

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Typically, loans are considered nonaccruing upon reaching 90 days delinquent, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Corporation may be the buyer.

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

As of December 31, 2012, the Corporation’s nonperforming assets were $7.2 million, or 1.41% of the Corporation’s total assets compared to $5.9 million, or 1.19% of the Corporation’s total assets at December 31, 2011. Nonperforming assets at December 31, 2012 included nonaccrual loans, loans past due 90 days and still on accrual status and OREO of $7.0 million, $21,000 and $180,000, respectively. Included in nonaccrual loans at December 31, 2012 were five loans totaling $2.0 million considered to be troubled debt restructurings. Interest income of $513,000 would have been recorded in 2012 if the nonaccrual loans had been current and performing during the entire period. Interest of $234,000 on these loans was included in income during 2012.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2012, the Corporation’s classified and criticized assets amounted to $15.4 million or 3.0% of total assets, with $3.8 million identified as special mention, $10.2 million classified as substandard and $1.4 million classified as doubtful.

Included in classified and criticized assets at December 31, 2012 are three large loan relationships exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first relationship, with an outstanding balance of $3.4 million, consists of two commercial real estate mortgage loans originated for the purchase and renovation of a commercial office building. The loans are secured by senior lien positions on the office building and the assignment of lease income. Due to the inability to fully rent the building, cash flows are insufficient to meet the debt service requirements, operating expenses and real estate taxes. Given this deficiency, the loans have been determined to be impaired. At December 31, 2012, the loans were 30-59 delinquent, were nonperforming and indentified as substandard with the amount of the collateral deficiency rated as doubtful. At December 31, 2012, the specific reserve allocated to these loans was $1.4 million.

The second, with an outstanding balance of $2.8 million at December 31, 2012, was originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence. The hotel, restaurant and retail plaza are complete and operational. However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower has limited liquid sources of repayment. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2012, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Corporation does not currently expect to incur a loss on this loan.

The third, with an outstanding balance of $1.6 million at December 31, 2012, is a consumer installment loan for the purpose of consolidating various personal debts. This loan is secured by a lien on the primary residence of the borrower discussed in the second loan above. The original debtor has been discharged in bankruptcy and the debt is currently being repaid by the collateral owner securing the loan. At December 31, 2012, the loan was nonperforming and classified as substandard. As a result of the estimated value of the collateral, the Corporation does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2012	2011	2010	2009	2008

Nonperforming loans	$6,988	$5,565	$6,611	$2,418	$1,011

Total as a percentage of gross loans	2.06%	1.76%	2.13%	0.82%	0.38%

Repossessions	-	-	-	40	-
Real estate acquired through foreclosure	180	307	373	173	50
Total as a percentage of total assets	0.04%	0.06%	0.08%	0.05%	0.01%

Total nonperforming assets	$7,168	$5,872	$6,984	$2,631	$1,061

Total nonperforming assets as a percentage of total assets	1.41%	1.19%	1.45%	0.56%	0.28%

Allowance for loan losses as a percentage of nonperforming loans	76.56%	63.54%	62.50%	132.42%	262.22%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2012 of $5.4 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2012	2011	2010	2009	2008

Balance at beginning of period	$3,536	$4,132	$3,202	$2,651	$2,157

Provision for loan losses	2,154	420	1,306	1,367	500

Allowance for loan losses of ECSLA	-	-	-	-	206

Charge-offs:
Residential mortgage loans	(90)	(224)	(40)	(35)	(10)
Home equity loans and lines of credit	(222)	(188)	(45)	-	-
Commercial mortgage loans	(35)	(200)	(61)	(477)	(82)
Commercial business loans	(50)	(415)	(216)	(264)	-
Consumer loans	(101)	(67)	(190)	(83)	(160)
	(498)	(1,094)	(552)	(859)	(252)
Recoveries:
Residential mortgage loans	84	3	2	-	-
Home equity loans and lines of credit	27	1	2	-	-
Commercial mortgage loans	8	-	147	-	-
Commercial business loans	15	63	5	7	15
Consumer loans	24	11	20	36	25
	158	78	176	43	40
Net charge-offs	(340)	(1,016)	(376)	(816)	(212)

Balance at end of period	$5,350	$3,536	$4,132	$3,202	$2,651

Ratio of net charge-offs to average loans outstanding	0.10%	0.31%	0.12%	0.29%	0.08%

Ratio of allowance to total loans at end of period	1.58%	1.04%	1.33%	1.08%	0.99%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$636	13.4%	$590	13.9%	$1,323	14.1%	$448	14.1%	$431	15.2%
Commercial mortgages	3,090	29.2%	1,737	30.0%	1,707	30.0%	1,891	30.4%	1,369	32.1%
Residential mortgages	828	28.7%	832	29.6%	398	27.3%	356	25.0%	363	27.7%
Home equity loans	730	25.2%	320	22.5%	572	24.3%	452	26.1%	467	21.5%
Consumer loans	66	3.5%	57	4.0%	132	4.3%	51	4.4%	73	3.5%
Unallocated	-	-	-	-	-	-	4	-	(52)	-
	$5,350	100%	$3,536	100%	$4,132	100%	$3,202	100%	$2,651	100%

Investment Activities

General. The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, municipal and equity securities.

Investment decisions are made within policy guidelines as established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Bank, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2012:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$1,997	$497	$990	$483	$-	$3,967
U.S. government sponsored entities and agencies	-	-	19,470	8,692	-	-	28,162
Mortgage-backed securities: residential	-	-	-	-	22,724	-	22,724
Collateralized mortgage obligations: residential	-	-	-	-	22,475	-	22,475
Corporate debt	504	2,510	747	-	-	-	3,761
State and political subdivision	-	2,435	6,494	25,644	2,192	-	36,765
Equity securities	-	-	-	-	-	2,352	2,352
Estimated fair value	$504	$6,942	$27,208	$35,326	$47,874	$2,352	$120,206
Weighted average yield (1)	1.49%	2.01%	2.00%	3.77%	2.76%	3.61%	2.85%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2012	2011	2010

U.S. Treasury and federal agency	$3,967	$4,460	$6,729
U.S. government sponsored entities and agencies	28,162	41,520	62,362
Mortgage-backed securities: residential	22,724	37,478	19,380
Collateralized mortgage obligations: residential	22,475	-	922
Corporate debt	3,761	-	-
State and political subdivision	36,765	37,000	33,902
Equity securities	2,352	2,696	2,525
	$120,206	$123,154	$125,820

For additional information regarding the Corporation’s investment portfolio see “Note 4 – Securities” on page F-16 to the consolidated financial statements.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and investing activities. Secondary sources of funds are derived from loan repayments, investment maturities and borrowed funds. Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions. The Bank also has access to funds through other various sources. For additional information about the Bank’s sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” in item 7.

Deposits. The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2012			2011
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$98,559	22.8%	-	$84,871	20.4%
Interest bearing demand deposits	0.15%	201,919	46.7%	0.19%	186,107	44.7%
Time deposits	2.63%	131,981	30.5%	2.98%	145,490	34.9%
	0.87%	$432,459	100.0%	1.13%	$416,468	100.0%

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2012 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Less than three months	$5,467
Over three months to six months	4,101
Over six months to twelve months	12,046
Over twelve months	29,905
$51,519

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

(Dollar amounts in thousands)	2012	2011

Ending balance	$20,000	$20,000
Average balance	20,027	25,482
Maximum balance	24,000	30,000
Average rate	4.65%	4.65%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in item 7 and “Note 10 – Deposits” on page F-27 and “Note 11 – Borrowed Funds” on page F-28 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. As of December 31, 2012, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2012, the Bank had 115 full time equivalent employees. There is no collective bargaining agreement between the Bank and its employees, and the Bank believes its relationship with its employees to be satisfactory.

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

The Corporation. The Corporation is a registered bank holding company, and subject to regulation and examination by the FRB under the BHCA and a financial holding company under the GLBA. The Corporation is required to file with the FRB periodic reports and such additional information as the FRB may require. Recent changes to the Bank Holding Company rating system emphasize risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The GLBA amended portions of the BHCA to authorize bank holding companies to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a financial holding company by submitting to the appropriate FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Corporation submitted the declaration of election to become a financial holding company with the FRB of Cleveland in February 2007, and the election became effective in March 2007. Recent federal legislation also directed federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board that is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysis; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts and extended the period during which certain types of lawsuits can be brought against a company or its insiders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and changes the jurisdictions of existing bank regulatory agencies. The new law also establishes an independent federal consumer protection bureau within the FRB.

The following discussion summarizes significant aspects of the new law. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented. Implementation of the regulations is expected to take place over the course of the next several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of financial institutions is unclear.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank: (i) a new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions like the Bank are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws; (ii) the Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries; (iii) Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules; (iv) the prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts; (v) state law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms; (vi) deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through the end of 2012; (vii) deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period; and (viii) the minimum reserve ratio of the DIF increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Corporation: (i) the SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors; (ii) public companies are required to provide their shareholders with a non-binding vote: (a) at least once every three years on the compensation paid to executive officers, and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (iii) a separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iv) securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant; (v) stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (a) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (b) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information; (vi) disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer; (vii) Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and (viii) smaller reporting companies are exempt from complying with the internal control over financial reporting auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Corporation’s privacy policies have been implemented in accordance with the law.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2012, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2012, the Bank’s loans-to-one-borrower limit was $7.5 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2012, the Bank’s largest single lending relationship had an outstanding balance of $6.9 million.

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

In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Federal banking regulators may also set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The FRB and the OCC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (NPR) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and the Corporation. The third NPR, which relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt corrective action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Corporation.

The comment period on these proposed rules ended on October 22, 2012. Since Basel III was to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and FDIC, announced they do not expect that any of the proposed rules would become effective on January 1, 2013. In addition, the announcement did not indicate a new effective date.

The following table sets forth certain information concerning regulatory capital ratios of the consolidated Corporation and the Bank as of the dates presented:

(Dollar amounts in thousands)	December 31, 2012				December 31, 2011
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$50,035	16.62%	$48,585	16.21%	$50,512	17.85%	$45,550	16.25%
For capital adequacy purposes	24,083	8.00%	23,971	8.00%	22,636	8.00%	22,422	8.00%
To be well capitalized	N/A	N/A	29,964	10.00%	N/A	N/A	28,027	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$46,252	15.36%	$44,820	14.96%	$47,008	16.61%	$42,046	15.00%
For capital adequacy purposes	12,042	4.00%	11,985	4.00%	11,318	4.00%	11,211	4.00%
To be well capitalized	N/A	N/A	17,978	6.00%	N/A	N/A	16,816	6.00%
Tier 1 capital to average assets:
Actual	$46,252	9.18%	$44,820	8.92%	$47,008	9.71%	$42,046	8.69%
For capital adequacy purposes	20,148	4.00%	20,101	4.00%	19,362	4.00%	19,347	4.00%
To be well capitalized	N/A	N/A	25,126	5.00%	N/A	N/A	24,183	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2012, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from five to thirty-five basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009, in order to cover losses to the DIF. This special assessment was capped at ten basis points of an institution’s deposit assessment base. The special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009 if deemed necessary; however, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012 or in some cases December 31, 2012. The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transaction accounts through December 31, 2012.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio and instead left it to the discretion of the FDIC.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or condition imposed by the FDIC or the OCC.

Interstate Banking and Branching. Banks have the ability, subject to certain State restrictions, to acquire, by acquisition or merger, branches outside its home state. In addition, recent federal legislation permits a bank headquartered in Pennsylvania to enter another state through de novo branching (as compared to an acquisition) if under the state law in the state which the proposed branch is to be located a state-chartered institution would be permitted to establish the branch. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. On September 1, 2005, the federal banking agencies amended the CRA regulations to (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of July 16, 2012, the Bank was rated “satisfactory.”

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

The Federal Trade Commission (FTC), the federal bank regulatory agencies and the National Credit Union Administration (NCUA) have issued regulations (the Red Flag Rules) requiring financial institutions and creditors to develop and implement written identity theft prevention programs as part of the FACTA. The programs were required to be in place by May 1, 2009 and must provide for the identification, detection and response to patterns, practices or specific activities – known as red flags – that could indicate identity theft. These red flags may include unusual account activity, fraud alerts on a consumer report or attempted use of suspicious account application documents. The program must also describe appropriate responses that would prevent and mitigate the crime and detail a plan to update the program. The program must be managed by the Board of Directors or senior employees of the institution or creditor, include appropriate staff training and provide oversight of any service providers.

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

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Generally speaking, predatory lending involves at least one, and perhaps all three, of the following elements (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”) ; and (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

FRB regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2012, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 7 - Premises and Equipment” on page F-25 to the consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”. The listed market makers for the Corporation’s common stock include:

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

	Market Price			Cash
	High	Low	Close	Dividend

2012:
Fourth quarter	$24.46	$19.84	$20.85	$0.28
Third quarter	25.00	18.60	22.45	0.18
Second quarter	20.58	18.01	19.95	0.18
First quarter	18.59	15.23	18.59	0.18

2011:
Fourth quarter	$16.35	$14.80	$15.95	$0.16
Third quarter	18.05	15.00	16.35	0.16
Second quarter	18.50	15.69	16.62	0.16
First quarter	18.99	16.37	17.25	0.16

As of March 1, 2013, there were approximately 778 stockholders of record and 1,762,158 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares. Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees. To obtain a plan document and authorization card to participate in the plan, please call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2012.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported a decrease in net income available to common stockholders of $155,000 or 4.7% for 2012 as consolidated net income available to common stockholders amounted to $3.2 million or $1.80 per common share for 2012, compared to $3.3 million or $1.98 per common share for 2011. Net income available to common stockholders was impacted by the following:

•	Net interest income increased $379,000, or 2.5% in 2012. This increase primarily related to a decrease in interest expense of $896,000 or 15.3% as the Corporation’s cost of funds decreased 25 basis points to 1.08% for 2012 from 1.33% for 2011.
•	Noninterest income increased $1.1 million, or 27.4% to $4.9 million for the year ended December 31, 2012 from $3.8 million for 2011. This increase primarily related to an $878,000 increase in nonrecurring securities gains, which was partially offset by other than temporary impairment charges recorded in 2012 totaling $103,000. Also contributing to the increase, customer service fees and other noninterest income increased $118,000 and $173,000, respectively.
•	Provision for loan losses increased $1.7 million to $2.2 million for the year ended December 31, 2012 from $420,000 for 2011. This increase was primarily the result of the deterioration of a $3.4 million commercial real estate credit relationship.
•	Noninterest expense decreased $108,000 primarily due to decreases in premises and equipment expense, intangible asset amortization, professional fees and FDIC expense of $183,000, $96,000, $34,000 and $23,000, respectively, which were partially offset by increases in compensation and benefits and other noninterest expense of $56,000 and $172,000, respectively.

Changes in Financial Condition

Total assets increased $17.1 million or 3.5% to $509.0 million at December 31, 2012 from $491.9 million at December 31, 2011. This increase primarily related to an increase in net loans receivable, bank owned life insurance and other assets of $21.3 million, $4.3 million and $2.3 million, respectively. Partially offsetting these increases, cash equivalents and investment securities decreased $7.8 million and $2.9 million, respectively.

The Corporation’s asset growth was primarily funded by increases in customer deposits of $16.0 million and stockholders’ equity of $1.0 million.

Cash and cash equivalents. Cash and cash equivalents decreased $7.8 million, or 27.6%, to $20.4 million at December 31, 2012 from $28.2 million at December 31, 2011. This decrease primarily resulted from the funding of loans. Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities. Securities decreased $3.0 million, or 2.4%, to $120.2 million at December 31, 2012 from $123.2 million at December 31, 2011. This decrease was partly related to the utilization of cash received from investment security calls and sales to fund loan originations.

Loans receivable. Net loans receivable increased $21.3 million, or 6.8%, to $333.8 million at December 31, 2012 from $312.5 million at December 31, 2011. The increase was primarily driven by growth in the Corporation’s home equity, commercial real estate, residential mortgage and commercial business loan portfolios of $14.4 million, $4.1 million, $3.6 million and $1.8 million, respectively. This growth was partially offset by a $756,000 decrease in consumer loans and a $1.8 million increase in the allowance for loan losses.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $7.2 million, or 1.41%, of total assets at December 31, 2012 compared to $5.9 million, or 1.19%, of total assets at December 31, 2011. Nonperforming assets consisted of nonperforming loans and real estate owned of $7.0 million and $180,000, respectively, at December 31, 2012 and $5.6 million and $307,000, respectively, at December 31, 2011. This increase in nonperforming loans was primarily due to the deterioration of a $3.4 million commercial real estate credit relationship. At December 31, 2012, nonperforming loans consisted primarily of consumer, commercial mortgage and residential mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $1.9 million and $984,000, respectively, at December 31, 2012. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks. The FHLB repurchased $779,000 of the Bank’s excess capital stock during 2012.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. During 2012, the Corporation purchased additional policies on current employees amounting to $4.0 million. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment. Premises and equipment increased $154,000, or 1.7%, to $9.2 million at December 31, 2012 from $9.0 million at December 31, 2011. The overall increase in premises and equipment during the year was due to capital expenditures of $831,000, partially offset by normal depreciation and amortization of $677,000.

Goodwill. Goodwill was $3.7 million at December 31, 2012 and 2011. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2012.

Core deposit intangible. The core deposit intangible was $1.2 million at December 31, 2012. In connection with the assumption of deposits in the 2009 Titusville branch acquisition, the Bank recorded a core deposit intangible of $2.8 million. This asset represents the long-term value of the core deposits acquired. Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard financial instrument present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $345,000 and $441,000 of intangible amortization in 2012 and 2011, respectively.

Deposits. Total deposits increased $16.0 million, or 3.8%, to $432.5 million at December 31, 2012 from $416.5 million at December 31, 2011. Noninterest bearing deposits increased $13.7 million, or 16.1%, during the year while interest bearing deposits decreased $2.3 million.

Borrowed funds. Borrowed funds were unchanged at $20.0 million at December 31, 2012 and 2011. During 2012, $15.0 million of the $20.0 million in outstanding FHLB long-term advances were exchanged and modified.

Stockholders’ equity. Stockholders’ equity increased $1.0 million or 2.0% to $51.7 million at December 31, 2012 from $50.7 million at December 31, 2011. The increase primarily related to an increase in retained earnings of $1.7 million and a decrease in accumulated other comprehensive income of $854,000. The decrease in accumulated other comprehensive income resulted from a change in the net unrealized losses on securities available for sale and to a lesser extent the change in the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.7 million and $3.8 million in 2012 and 2011, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include nonaccrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt loans and securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. The information is based on average daily balances during the periods presented.

(Dollar amounts in thousands)	Year ended December 31,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$309,559	$16,594	5.36%	$296,551	$16,935	5.71%
Loans, tax-exempt	19,331	879	4.55%	12,521	650	5.19%
Total loans receivable	328,890	17,473	5.31%	309,072	17,585	5.69%
Securities, taxable	102,135	2,246	2.20%	91,306	2,370	2.59%
Securities, tax-exempt	36,834	1,635	4.44%	36,213	1,848	5.10%
Total securities	138,969	3,881	2.79%	127,519	4,218	3.31%
Interest-earning deposits with banks	23,233	85	0.37%	24,679	173	0.70%
Federal bank stocks	3,320	65	1.96%	3,873	55	1.42%
Total interest-earning cash equivalents	26,553	150	0.56%	28,552	228	0.80%
Total interest-earning assets	494,412	21,504	4.35%	465,143	22,031	4.73%
Cash and due from banks	2,376			2,534
Other noninterest-earning assets	22,761			21,628
Total Assets	$519,549			$489,305
Interest-bearing liabilities:
Interest-bearing demand deposits	$207,689	440	0.21%	$182,038	492	0.27%
Time deposits	139,092	3,605	2.59%	149,794	4,196	2.80%
Total interest-bearing deposits	346,781	4,045	1.17%	331,832	4,688	1.41%
Borrowed funds, short-term	27	-	0.00%	3,414	159	4.66%
Borrowed funds, long-term	20,000	931	4.66%	22,068	1,025	4.64%
Total borrowed funds	20,027	931	4.65%	25,482	1,184	4.65%
Total interest-bearing liabilities	366,808	4,976	1.36%	357,314	5,872	1.64%
Noninterest-bearing demand deposits	96,048	-	-	82,697	-	-
Funding and cost of funds	462,856	4,976	1.08%	440,011	5,872	1.33%
Other noninterest-bearing liabilities	4,870			3,879
Total Liabilities	467,726			443,890
Stockholders' Equity	51,823			45,415
Total Liabilities and Stockholders' Equity	$519,549			$489,305
Net interest income		$16,528			$16,159
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.99%			3.09%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.34%			3.47%

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

(Dollar amounts in thousands)	2012 versus 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,091	$(1,203)	$(112)
Securities	357	(694)	(337)
Interest-earning deposits with banks	(10)	(78)	(88)
Federal bank stocks	(9)	19	10
Total interest-earning assets	1,429	(1,956)	(527)

Interest expense:
Deposits	204	(847)	(643)
Borrowed funds	(253)	-	(253)
Total interest-bearing liabilities	(49)	(847)	(896)

Net interest income	$1,478	$(1,109)	$369

2012 Results Compared to 2011 Results

The Corporation reported net income before accumulated preferred stock dividends and discount accretion of $3.7 million and $3.8 million for 2012 and 2011, respectively. The $179,000, or 4.7%, decrease in net income was attributed to an increase in provision for loan losses of $1.7 million and a decrease in provision for income taxes of $16,000, partially offset by an increase in net interest income and noninterest income of $379,000 and $1.1 million, respectively, and a decrease in noninterest expense of $108,000.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $369,000 or 2.3% to $16.5 million for 2012, compared to $16.2 million for 2011. This increase in net interest income can be attributed to a decrease in interest expense of $896,000, partially offset by a decrease in tax equivalent interest income of $527,000.

Interest income. Tax equivalent interest income decreased $527,000, or 2.4%, to $21.5 million for 2012, compared to $22.0 million for 2011. This decrease can be attributed to decreases in interest earned on loans, securities and interest earning deposits of $112,000, $337,000 and $88,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $10,000.

Tax equivalent interest earned on loans receivable decreased $112,000 to $17.5 million for 2012, compared to $17.6 million for 2011. The average yield on loans decreased 38 basis points to 5.31% for 2012, versus 5.69% for 2011 causing a $1.2 million decrease in interest income. Offsetting this unfavorable yield decline, the average balance of loans increased $19.8 million, or 6.4%, generating $1.1 million of additional interest income on loans.

Tax equivalent interest earned on securities decreased $337,000, or 8.0%, to $3.9 million for 2012 compared to $4.2 million for 2011. The average yield on securities decreased 52 basis points to 2.79% for 2012 versus 3.31% for 2011 causing a $694,000 decrease in interest income. Offsetting this unfavorable yield decline, the average balance of securities increased $11.5 million, or 9.0%, generating $357,000 in additional interest income on securities.

Interest earned on interest-earning deposit accounts decreased $88,000, or 50.9%, to $85,000 for 2012 compared to $173,000 for 2011. The average yield on these accounts decreased 33 basis points to 37 basis points for 2012 versus 70 basis points for 2011 causing a $78,000 decrease in interest income. Additionally, the average balance of interest-earning deposits decreased $1.4 million, or 5.9%, causing a $10,000 decrease in interest income.

Interest earned on federal bank stocks increased $10,000, or 18.2%, to $65,000 for 2012 compared to $55,000 for 2011. The average yield on these accounts increased 54 basis points to 1.96% for 2012 versus 1.42% for 2011 generating a $19,000 increase in interest income. Offsetting this favorable yield variance, average federal bank stocks decreased $553,000, or 14.3%, causing a $9,000 decrease in interest income.

Interest expense. Interest expense decreased $896,000, or 15.3%, to $5.0 million for 2012 compared to $5.9 million for 2011. This decrease can be attributed to decreases in interest incurred on interest-bearing deposits and borrowed funds of $643,000 and $253,000, respectively.

Deposit interest expense decreased $643,000, or 13.7%, to $4.0 million for 2012 compared to $4.7 million for 2011. The rate on interest-bearing deposits decreased by 24 basis points to 1.17% for 2012 versus 1.41% for 2011 causing an $847,000 decrease in interest expense. Offsetting this favorable cost variance, the average balance of interest-bearing deposits increased $14.9 million, or 4.5%, accounting for $204,000 in additional interest expense.

Interest expense on borrowed funds decreased $253,000, or 21.4%, to $931,000 for 2012 compared to $1.2 million for 2011. Average borrowed funds decreased $5.5 million, or 21.4%, causing a decrease in interest expense of $253,000. The average rate on borrowed funds remained constant at 4.65% for 2012 and 2011.

Provision for loan losses. The Corporation records provisions for loan losses to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all probable incurred losses estimable at each reporting date. Management considers historical loss experience, the present and prospective financial condition of borrowers, current conditions (particularly as they relate to markets where the Corporation originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

Nonperforming loans increased $1.4 million, or 25.6%, to $7.0 million at December 31, 2012 from $5.6 million at December 31, 2011. This increase was primarily due to the deterioration of a $3.4 million commercial real estate credit relationship.

The provision for loan losses increased $1.7 million to $2.2 million for 2012 compared to $420,000 for 2011. This increase was primarily due to the aforementioned deterioration of a $3.4 million commercial real estate credit relationship which required a specific reserve of $1.4 million at December 31, 2012. The Corporation’s allowance for loan losses amounted to $5.4 million, or 1.58% of the Corporation’s total loan portfolio at December 31, 2012 compared to $3.5 million or 1.12% of total loans at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2012 and 2011 was 76.6% and 63.5%, respectively.

Noninterest income. Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on BOLI. Noninterest income increased $1.1 million, or 27.4%, to $4.9 million for 2012 compared to $3.8 million for 2011. This increase was primarily due to an $878,000 increase in net gains on securities available for sale to $1.4 million in 2012 from $482,000 in 2011. Included in the 2012 gains, $424,000 was related to a gain realized on the sale of a marketable equity security obtained during 2012 through the election of stock associated with an acquisition of an equity security held by the Corporation. Partially offsetting these gains, the Corporation recorded $103,000 in other than temporary impairment charges during 2012 on two marketable equity securities. Included in the 2011 gains, $355,000 was related to a balance sheet management strategy whereby securities were sold to prepay long term FHLB advances and associated security gains were used to offset the prepayment penalties related to the early retirement of the advances. Also contributing to the increase, earnings on bank owned life insurance, interchange fee income and customer service fees increased $61,000, $137,000 and $118,000, respectively. Partially offsetting these increases, commissions on financial services decreased $54,000.

Noninterest expense. Noninterest expense decreased $108,000 to $13.9 million for 2012, compared to $14.0 million for 2011. This decrease was primarily related to decreases in premises and equipment expense, intangible asset amortization, professional fees and FDIC insurance expense, partially offset by increases in compensation and employee benefits and other noninterest expense.

The largest component of noninterest expense, compensation and employee benefits, increased $56,000 to $7.2 million for 2012 compared to $7.1 million for 2011. This increase primarily related to normal compensation increases, an increase in employee health insurance costs and higher deferred loan costs. Partially offsetting these increases, there was no expense recognized for incentive programs in 2012 as compared to $228,000 of incentive compensation expense recognized during 2011.

Premises and equipment expense decreased $183,000, or 8.3%, to $2.0 million for 2012 compared to $2.2 million for 2011. This decrease primarily related to a decrease in fixed asset depreciation and lower building repair and maintenance costs.

The Corporation recognized $345,000 of intangible amortization in 2012 compared to $441,000 in 2011 associated with a core deposit intangible asset of $2.8 million that was recorded in connection with the 2009 Titusville branch acquisition.

Professional fees decreased $34,000, or 4.8%, to $672,000 for 2012 compared to $706,000 for 2011. This decrease primarily related to a decrease in legal and accounting fees, partially offset by an increase in consulting fees.

FDIC expense decreased $23,000, or 5.6%, to $387,000 for 2012 compared to $410,000 for 2011. This decrease primarily related to 2011 legislative changes that adjusted the assessment base, which reduced the assessment rate for the Bank and favorably impacted premium expense.

Other noninterest expense increased $172,000, or 5.4%, to $3.3 million for 2012 compared to $3.2 million for 2011. Contributing to this increase, check card reward expense, MAC processing, debit card losses and shares tax increased $244,000, $99,000, $55,000 and $51,000, respectively. Included in this category in 2011 was $334,000 related to prepayment penalties assessed on the early retirement of FHLB advances.

The provision for income taxes decreased $16,000, or 1.7%, to $934,000 for 2012 compared to $950,000 for 2011 primarily due to higher pre-tax income in 2011.

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

In order to minimize the potential for adverse affects of material and prolonged changes in interest rates on the Corporation’s results of operations, the Corporation’s management team has implemented and continues to monitor asset liability management policies to better match the maturities and repricing terms of the Corporation’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of (i) originating adjustable-rate mortgage loans; (ii) originating short-term secured commercial loans with the rate on the loan tied to the prime rate or reset features in which the rate changes at determined intervals; (iii) emphasizing investment in shorter-term (15 years or less) investment securities; (iv) selling longer-term (30-year) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including securities classified as available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; and (vii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

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

Based on certain assumptions provided by a federal regulatory agency, at December 31, 2012, the Corporation’s interest-earning assets maturing or repricing within one year totaled $174.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $151.7 million, providing an excess of interest-earning assets over interest-bearing liabilities of $22.8 million or 4.5% of total assets. At December 31, 2012, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 115.0%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2012 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Due in	Due within	Due within	Due within	Due in
	six months	six months	one to	three to	over
	or less	to one year	three years	four years	four years	Total

Total interest-earning assets	$129,789	$44,706	$128,380	$30,350	$135,408	$468,633

Total interest-bearing liabilities	77,783	73,952	103,860	48,824	49,481	353,900

Interest rate sensitivity gap	$52,006	$(29,246)	$24,520	$(18,474)	$85,927	$114,733

Cumulative rate sensitivity gap	$52,006	$22,760	$47,280	$28,806	$114,733

Ratio of gap during the period to total interest earning assets	11.10%	(6.24)%	5.23%	(3.94)%	18.34%

Ratio of cumulative gap to total interest earning assets	11.10%	4.86%	10.09%	6.15%	24.48%

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

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are based on the Corporation’s historical experience.

The Corporation has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point immediate increase or decrease in market interest rates, net interest income may not change by more than 15% for a one-year period.

Portfolio equity simulation. Portfolio equity is the present value of the Corporation’s existing assets less the present value of the Corporation’s existing liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 20% of stockholders’ equity.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2012 and 2011, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2012 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2012 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2012 Net interest income - increase (decrease)	1.92%	2.57%	(2.73)%	(4.42)%

2011 Net interest income - increase (decrease)	2.72%	4.15%	(3.17)%	(7.63)%

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

Capital Resources

Total stockholders’ equity increased $1.0 million, or 2.0%, to $51.7 million at December 31, 2012 from $50.7 million at December 31, 2011. Net income of $3.7 million in 2012 represented a decrease in earnings of $179,000, or 4.7%, compared to 2011. Returns on average equity and assets were 7.05% and 0.70%, respectively, for 2012.

The Corporation’s capital to assets ratio decreased to 10.2% at December 31, 2012 from 10.3% at December 31, 2011. In 2011, the Corporation raised $4.6 million in capital, net of expenses through the issuance of 290,004 shares of common stock in a private placement to accredited investors. Also during 2011, the Corporation received a $10.0 million investment from the U.S. Treasury Department under the Small Business Lending Fund, a portion of which was used to fully redeem the $7.5 million of preferred stock issued to the U.S. Treasury under the Capital Purchase Program of the Troubled Asset Relief Program. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 41% of registered shareholder accounts active in the plan at December 31, 2012.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of shareholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2012, the Corporation and the Bank were in excess of all regulatory capital requirements.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2012, the Corporation used its sources of funds primarily to fund loan commitments. As of December 31, 2012, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $46.6 million, and standby letters of credit totaling $189,000. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2012, time deposits amounted to $132.0 million, or 30.5%, of the Corporation’s total consolidated deposits, including approximately $57.3 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds. These sources include a $5.0 million line of credit with a correspondent bank of which $0 was outstanding, a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2012, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $154.7 million.

The Corporation paid quarterly cash dividends over the past two years. The Corporation paid dividends of $0.18 and $0.16 per common share for the four quarters of 2012 and 2011, respectively. In addition, the Corporation declared and paid a special cash dividend of $0.10 per common share in December 2012. On February 20, 2013, the Corporation declared a quarterly dividend of $0.20 per common share payable on March 22, 2013 to shareholders of record on March 1, 2013. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily though the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies:

Allowance for loan losses. The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. Among the many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. In 2012, we performed a qualitative goodwill impairment assessment to determine whether it is more likely than not that the fair value of our reporting unit was less than the carrying amount. In our qualitative assessment we considered several factors including macroeconomic conditions, industry and market considerations, or financial performance and changes in the composition or carrying amount of our reporting unit. As of November 30, 2012, no impairment existed. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2012, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2012, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2012.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 24, 2013 (the Proxy Statement) which will be filed no later than 120 days following the Corporation’s fiscal year end.

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2012 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	86,250	$24.79	54,346

Equity compensation plans not approved by security holders	0	—	0

Total	86,250	$24.79	54,346

(1) Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase 86,250 shares were outstanding at December 31, 2012. In addition, 750 shares of common stock have been issued upon exercise of options. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 36,900 shares have been granted.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)

3.2	Bylaws of Emclaire Financial Corp (1)

3.3	Statement with respect to shares for Series B Preferred Stock. (2)

4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (3)

4.1	Form of certificate for Series B Preferred Stock. (2)

10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and William C. Marsh, dated as of November 16, 2011. (4)*

10.2	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officers, dated as of July 1, 2007. (4)*

10.3	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008. (5)*

10.4	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010. (6)*

10.5	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and
20 Officers and Employees. (7)*

10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (7)*

10.7	Farmers National Bank of Emlenton Deferred Compensation Plan. (8)*

10.8	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (9)*

10.9	Securities Purchase Agreement, dated August 18, 2011 between the Corporation and the U.S. Department of the Treasury with respect to the Series B Preferred Stock. (2)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

14.0	Code of Personal and Business Conduct and Ethics. (10)

20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (11)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer Section 302 Certification.

31.2	Principal Financial Officer Section 302 Certification.

32.1	Principal Executive Officer Section 906 Certification.

32.2	Principal Financial Officer Section 906 Certification.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement.
**	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2011.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form DEF 14A dated March 23, 2007.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 22, 2013	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
President
	Director	Date:	March 22, 2013
(Principal Executive Officer)
		By:	/s/ Amanda L. Engles
Date:	March 22, 2013		Amanda L. Engles
Secretary
(Principal Accounting Officer)

		Date:	March 22, 2013

By:	/s/ Ronald L. Ashbaugh	By:	/s/ David L. Cox
	Ronald L. Ashbaugh		David L. Cox
	Director		Director

Date:	March 22, 2013	Date:	March 22, 2013

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date:	March 22, 2013	Date:	March 22, 2013

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date:	March 22, 2013	Date:	March 22, 2013

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director

Date:	March 22, 2013	Date:	March 22, 2013

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emclaire Financial Corp

Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp as of December 31, 2012 and 2011, and the related consolidated statements of net income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio

March 22, 2013

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$2,468	$2,516
Interest earning deposits with banks	17,956	25,677
Total cash and cash equivalents	20,424	28,193
Securities available for sale	120,206	123,154
Loans receivable, net of allowance for loan losses of $5,350 and $3,536	333,801	312,545
Federal bank stocks, at cost	2,885	3,664
Bank-owned life insurance	10,072	5,809
Accrued interest receivable	1,533	1,630
Premises and equipment, net	9,180	9,026
Goodwill	3,664	3,664
Core deposit intangible, net	1,235	1,580
Prepaid expenses and other assets	6,014	2,617
Total Assets	$509,014	$491,882

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$98,559	$84,871
Interest bearing	333,900	331,597
Total deposits	432,459	416,468
Borrowed funds	20,000	20,000
Accrued interest payable	442	541
Accrued expenses and other liabilities	4,388	4,143
Total Liabilities	457,289	441,152

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $10,000 liquidation value,
10,000 shares issued and outstanding	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,861,425 and
1,853,925 shares issued; 1,759,408 and 1,751,908 shares outstanding	2,327	2,317
Additional paid-in capital	19,270	19,155
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	21,672	19,948
Accumulated other comprehensive income	570	1,424
Total Stockholders' Equity	51,725	50,730
Total Liabilities and Stockholders' Equity	$509,014	$491,882

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2012	2011
Interest and dividend income
Loans receivable, including fees	$17,213	$17,389
Securities:
Taxable	2,246	2,370
Exempt from federal income tax	1,153	1,292
Federal bank stocks	65	55
Deposits with banks	85	173
Total interest and dividend income	20,762	21,279
Interest expense
Deposits	4,045	4,688
Short-term borrowed funds	-	159
Long-term borrowed funds	931	1,025
Total interest expense	4,976	5,872
Net interest income	15,786	15,407
Provision for loan losses	2,154	420
Net interest income after provision for loan losses	13,632	14,987
Noninterest income
Fees and service charges	1,608	1,490
Commissions on financial services	466	520
Title premiums	67	88
Other-than-temporary impairment losses on equity securities	(103)	-
Net gain on sales of available for sale securities	1,360	482
Earnings on bank-owned life insurance	307	246
Other	1,188	1,015
Total noninterest income	4,893	3,841
Noninterest expense
Compensation and employee benefits	7,174	7,118
Premises and equipment	2,011	2,194
Intangible asset amortization	345	441
Professional fees	672	706
Federal deposit insurance	387	410
Other	3,348	3,176
Total noninterest expense	13,937	14,045
Income before provision for income taxes	4,588	4,783
Provision for income taxes	934	950
Net income	3,654	3,833
Preferred stock dividends and discount accretion	493	517
Net income available to common stockholders	$3,161	$3,316

Earnings per common share
Basic	$1.80	$1.98
Diluted	$1.80	$1.98

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2012	2011

Net income	$3,654	$3,833

Other comprehensive income (loss)

Unrealized gains/(losses) on securities:
Unrealized holding gain arising during the period	375	4,688
Reclassification adjustment for other than temporary
impairment losses on equity securities	103	-
Reclassification adjustment for gains included in net income	(1,360)	(482)
	(882)	4,206
Tax effect	300	(1,430)
Net of tax	(582)	2,776

Defined benefit pension plans:
Net loss arising during the period	(381)	(852)
Reclassification adjustment for amortization of prior service cost
and net loss included in net periodic pension cost	(31)	(31)
	(412)	(883)
Tax effect	140	300
Net of tax	(272)	(583)

Total other comprehensive income (loss)	(854)	2,193
Comprehensive income	$2,800	$6,026

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Warrants	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2011	$7,447	$88	$1,949	$14,812	$(2,114)	$17,705	$(769)	$39,118
Net income						3,833		3,833
Other comprehensive income							2,193	2,193
Stock compensation expense				98				98
Issuance of common stock (290,004 shares)		362	4,214				4,576
Issuance of common stock for restricted stock awards (4,500 shares)			6	(6)				-
Redemption of preferred stock, Series A	(7,500)							(7,500)
Issuance of preferred stock, Series B	10,000							10,000
Warrant repurchase		(88)		37				(51)
Preferred dividends and accretion of discount	53					(517)		(464)
Cash dividends declared on common stock ($0.64 per share)						(1,073)		(1,073)
Balance at December 31, 2011	10,000	-	2,317	19,155	(2,114)	19,948	1,424	50,730
Net income						3,654		3,654
Other comprehensive loss							(854)	(854)
Stock compensation expense				113				113
Exercise of stock options, including tax benefit		1	11				12
Issuance of common stock for restricted stock awards (6,750 shares)			9	(9)				-
Preferred dividends	-					(493)		(493)
Cash dividends declared on common stock ($0.82 per share)						(1,437)		(1,437)
Balance at December 31, 2012	$10,000	$-	$2,327	$19,270	$(2,114)	$21,672	$570	$51,725

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$3,654	$3,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	677	798
Provision for loan losses	2,154	420
Amortization of premiums and (accretion of discounts), net	136	219
Amortization of intangible assets and mortgage servicing rights	352	457
Securities impairment loss recognized in earnings	103	-
Realized gains on sales of available for sale securities, net	(1,360)	(482)
Net losses on foreclosed real estate	15	9
Restricted stock and stock option compensation	113	98
Increase in bank-owned life insurance, net	(263)	(213)
Decrease in accrued interest receivable	97	133
(Increase) decrease in deferred taxes	(501)	112
(Increase) decrease in prepaid expenses and other assets	(2,864)	1,712
Decrease in accrued interest payable	(99)	(108)
Increase (decrease) in accrued expenses and other liabilities	108	(381)
Net cash provided by operating activities	2,322	6,607
Cash flows from investing activities
Loan originations and principal collections, net	(24,058)	(7,627)
Available for sale securities:
Sales	17,139	28,978
Maturities, repayments and calls	95,748	73,780
Purchases	(109,408)	(95,318)
Redemption of federal bank stocks	779	465
Purchases of premises and equipment	(831)	(583)
Proceeds from the sale of foreclosed real estate	426	556
Purchase of bank-owned life insurance	(4,000)	-
Write-down of foreclosed real estate	41	10
Net cash provided by (used in) investing activities	(24,164)	261
Cash flows from financing activities
Net increase in deposits	15,991	6,810
Proceeds from Federal Home Loan Bank advances	15,000	-
Repayments on Federal Home Loan Bank advances	(15,000)	(5,000)
Net change in short-term borrowings	-	(5,000)
Proceeds from issuance of common stock	-	4,576
Proceeds from issuance of preferred stock (Series B)	-	10,000
Redemption of preferred stock (Series A)	-	(7,500)
Warrant repurchase	-	(51)
Proceeds from exercise of stock options, including tax benefit	12	-
Dividends paid	(1,930)	(1,537)
Net cash provided by financing activities	14,073	2,298
Net increase (decrease) in cash and cash equivalents	(7,769)	9,166
Cash and cash equivalents at beginning of period	28,193	19,027
Cash and cash equivalents at end of period	$20,424	$28,193

Supplemental information:
Interest paid	$5,075	$5,980
Income taxes paid	2,005	340

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	355	509

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Emclaire Financial Corp (the Corporation) and its wholly owned subsidiaries, the Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restrictions on Cash. Cash on hand or on deposit with the Federal Reserve Bank of Cleveland (FRB) of approximately $0 and $60,000, respectively, was required to meet regulatory reserve and clearing requirements at December 31, 2012 and 2011. Both required and excess reserves earn interest.

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

Interest income from securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level yield method over the term of the securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The accrual of interest on all classes of loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $180,000 and $307,000 at December 31, 2012 and 2011, respectively.

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

Earnings Per Common Share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and changes in the funded status of pension and other postretirement benefit plans which are also recognized as separate components of equity.

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

Stock Compensation Plans. Compensation cost is recognized for stock options and restricted stock awards issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Financial Instruments. In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under line of credit lending arrangements and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Standards. In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International account principles. Overall the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for the interim and annual reporting periods beginning after December 15, 2011. This guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the Secretary of the U.S. Treasury, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate of 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

Notes to Consolidated Financial Statements (continued)

3.	Participation in the Small Business Lending Fund (SBLF) of the U.S. Treasury Department (U.S. Treasury) and Repurchase of Shares Issued Under the Troubled Asset Relief Program (TARP) (continued)

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

Notes to Consolidated Financial Statements (continued)

4.	Securities

The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
December 31, 2012:
U.S. Treasury and federal agency	$3,959	$8	$-	$3,967
U.S. government sponsored entities and agencies	28,030	132	-	28,162
Mortgage-backed securities: residential	21,137	1,587	-	22,724
Collateralized mortgage obligations: residential	22,508	47	(80)	22,475
State and political subdivision	34,904	1,862	(1)	36,765
Corporate debt	3,728	34	(1)	3,761
Equity securities	2,356	4	(8)	2,352
	$116,622	$3,674	$(90)	$120,206
December 31, 2011:
U.S. Treasury and federal agency	$3,944	$516	$-	$4,460
U.S. government sponsored entities and agencies	41,425	102	(7)	41,520
Mortgage-backed securities: residential	35,651	1,827	-	37,478
State and political subdivision	35,073	1,928	(1)	37,000
Equity securities	2,595	308	(207)	2,696
	$118,688	$4,681	$(215)	$123,154

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2012	2011

Proceeds	$17,139	$28,978
Gains	1,360	523
Losses	-	(41)
Tax provision related to gains	462	178

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$502	$504
Due after one year through five years	33,690	34,150
Due after five through ten years	33,948	35,326
Due after ten years	2,481	2,675
Mortgage-backed securities: residential	21,137	22,724
Collateralized mortgage obligations: residential	22,508	22,475
	$114,266	$117,854

Securities with carrying values of $63.6 million and $62.2 million as of December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2012:
Collateralized mortgage obligations: residential	$10,698	$(80)	$-	$-	$10,698	$(80)
State and political subdivision	521	(1)	-	-	521	(1)
Corporate debt	500	(1)	-	-	500	(1)
Equity securities	493	(8)	-	-	493	(8)
	$12,212	$(90)	$-	$-	$12,212	$(90)

December 31, 2011:
U.S. government sponsored entities and agencies	$4,490	$(7)	$-	$-	4,490	(7)
State and political subdivision	99	(1)	-	-	99	(1)
Equity securities	881	(185)	187	(22)	1,068	(207)
	$5,470	$(193)	$187	$(22)	$5,657	$(215)

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

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

During 2012, after evaluation of the securities portfolio, management determined that OTTI existed on two financial institution equity securities. The impairment of these securities was considered to be other-than-temporary due to continued concerns related to the financial condition and near-term prospects of the issuers, economic conditions of the financial services industry and deteriorating market values. These securities were written down to their fair market values as of December 31, 2012 and the resulting impairment losses of $103,000 were recognized in earnings during the fourth quarter of 2012.

After recognizing the aforementioned OTTI, there were four equity securities in an unrealized loss position as of December 31, 2012, all of which were in an unrealized loss position for less than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and all other information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of December 31, 2012 to be other-than-temporarily impaired.

There were 10 debt securities in an unrealized loss position as of December 31, 2012, all of which were in an unrealized loss position for less than 12 months. Of these securities, five were collateralized mortgage obligations, three were state and political subdivisions securities and two were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2012 to be other-than-temporarily impaired.

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

The following table presents information related to the Corporation’s gains and losses on the sales of equity and debt securities, and losses recognized for the OTTI of investments:

(Dollar amounts in thousands)	Gross Realized	Gross Realized	Other-than-temporary	Net Gains
	Gains	Losses	Impairment Losses	(Losses)
Year ended December 31, 2012:
Debt securities	$936	$-	$-	$936
Equity securities	424	-	(103)	321
	$1,360	$-	$(103)	$1,257

Year ended December 31, 2011:
Debt securities	$523	$(41)	$-	$482

5.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2012	2011

Mortgage loans on real estate:
Residential first mortgages	$97,246	$93,610
Home equity loans and lines of credit	85,615	71,238
Commercial real estate	98,823	94,765
	281,684	259,613
Other loans:
Commercial business	45,581	43,826
Consumer	11,886	12,642
	57,467	56,468
Total loans, gross	339,151	316,081

Less allowance for loan losses	5,350	3,536

Total loans, net	$333,801	$312,545

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
Impaired Loans with
Specific Allowance
For the year ended
	As of December 31, 2012			December 31, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	4,242	4,068	1,448	2,075	186	16
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$4,242	$4,068	$1,448	$2,075	$186	$16

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2012		December 31, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	730	505	690	12	12
Commercial business	394	369	368	5	5
Consumer	1,650	1,650	1,774	-	-
Total	$2,774	$2,524	$2,832	$17	$17

Impaired Loans with
Specific Allowance
For the year ended
	As of December 31, 2011			December 31, 2011
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	524	524	142	616	39	26
Commercial business	128	128	22	771	7	2
Consumer	-	-	-	-	-	-
Total	$652	$652	$164	$1,387	$46	$28

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2011		December 31, 2011
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,518	1,154	862	81	81
Commercial business	357	332	122	27	6
Consumer	1,905	1,905	2,018	138	138
Total	$3,780	$3,391	$3,002	$246	$225

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2012 and 2011, the Corporation had $2.3 million and $794,000, respectively, of loans classified as TDR’s, which are included in impaired loans above. At December 31, 2012 and 2011, the Corporation had $36,000 and $35,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2012, the Corporation recognized a consumer installment loan to one borrower with a pre- and post-modification recorded investment of $1.6 million as a TDR due to the discharge of the debtor in bankruptcy. The loan is secured by a lien on the primary residence of a separate borrower. Due to the estimated value of the lien on the property, at December 31, 2012, the Corporation did not have any of the allowance for loan losses allocated to this specific loan.

During the year ended December 31, 2011, the Corporation restructured two commercial real estate loans to one borrower with a pre- and post-modification recorded investment of $352,000. These loans were modified by forbearing the interest amounts then outstanding and establishing a new repayment date and amortization schedule. At December 31, 2012 and 2011, the Corporation had $36,000 and $35,000, respectively, of the allowance for loan losses allocated to these specific loans.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no defaults on loans classified as TDRs during the years ended December 31, 2012 and 2011.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2012 and 2011:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012:
Residential first mortgages	$96,713	$-	$-	$533	$-	$97,246
Home equity and lines of credit	85,443	-	-	172	-	85,615
Commercial real estate	-	88,944	1,658	6,870	1,351	98,823
Commercial business	-	42,417	2,157	1,007	-	45,581
Consumer	10,236	-	-	1,650	-	11,886
Total	$192,392	$131,361	$3,815	$10,232	$1,351	$339,151

December 31, 2011:
Residential first mortgages	$92,612	$-	$-	$998	$-	$93,610
Home equity and lines of credit	71,064	-	-	174	-	71,238
Commercial real estate	-	88,006	3,625	3,134	-	94,765
Commercial business	-	41,864	832	1,130	-	43,826
Consumer	10,737	-	-	1,905	-	12,642
Total	$174,413	$129,870	$4,457	$7,341	$-	$316,081

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2012 and 2011:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Acccruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

December 31, 2012:
Residential first mortgages	$95,001	$1,272	$440	$-	$533	$97,246
Home equity and lines of credit	84,592	669	157	-	197	85,615
Commercial real estate	94,485	50	49	21	4,218	98,823
Commercial business	44,915	297	-	-	369	45,581
Consumer	10,172	41	23	-	1,650	11,886
Total loans	$329,165	$2,329	$669	$21	$6,967	$339,151

December 31, 2011:
Residential first mortgages	$91,400	$1,059	$153	$66	$932	$93,610
Home equity and lines of credit	70,506	431	127	-	174	71,238
Commercial real estate	92,632	302	-	-	1,831	94,765
Commercial business	43,338	7	10	-	471	43,826
Consumer	10,488	55	8	-	2,091	12,642
Total loans	$308,364	$1,854	$298	$66	$5,499	$316,081

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2012 and 2011:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

December 31, 2012:
Residential first mortgages	$-	$-	$-	$533	$533
Home equity and lines of credit	-	25	-	172	197
Commercial real estate	469	3,386	10	353	4,218
Commercial business	78	-	-	291	369
Consumer	1,650	-	-	-	1,650
Total loans	$2,197	$3,411	$10	$1,349	$6,967

December 31, 2011:
Residential first mortgages	$-	$-	$-	$932	$932
Home equity and lines of credit	-	-	-	174	174
Commercial real estate	1,087	92	-	652	1,831
Commercial business	471	-	-	-	471
Consumer	2,091	-	-	-	2,091
Total loans	$3,649	$92	$-	$1,758	$5,499

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

An allowance for loan losses (ALL) is maintained to absorb probable incurred losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of nonperforming loans.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2012	2011
Balance at the beginning of the year	$3,536	$3,525
Provision for loan losses	2,154	100
Charge-offs	(498)	(117)
Recoveries	158	28
Balance at the end of the year	$5,350	$3,536

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2012 and 2011:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total

December 31, 2012:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(90)	(222)	(35)	(50)	(101)	(498)
Recoveries	84	27	8	15	24	158
Provision	2	605	1,380	81	86	2,154
Ending Balance	$828	$730	$3,090	$636	$66	$5,350

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,448	-	-	1,448
Collectively evaluated for impairment	828	730	1,642	636	66	3,902

Total loans:
Individually evaluated for impairment	-	-	4,573	369	1,650	6,592
Collectively evaluated for impairment	97,246	85,615	94,250	45,212	10,236	332,559

December 31, 2011:
Beginning Balance	$398	$572	$1,707	$1,323	$132	$4,132
Charge-offs	(224)	(188)	(200)	(415)	(67)	(1,094)
Recoveries	3	1	-	63	11	78
Provision	655	(65)	230	(381)	(19)	420
Ending Balance	$832	$320	$1,737	$590	$57	$3,536

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	22	142	-	164
Collectively evaluated for impairment	832	320	1,715	448	57	3,372

Total loans:
Individually evaluated for impairment	-	-	1,678	460	1,905	4,043
Collectively evaluated for impairment	93,610	71,238	93,087	43,366	10,737	312,038

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $1.9 million and $984,000, respectively, at December 31, 2012, and $2.7 million and $984,000, respectively, at December 31, 2011. The FHLB repurchases a portion of the Bank’s excess capital stock each quarter. The repurchases totaled $779,000 and $611,000, respectively, for the years ended December 31, 2012 and 2011. Offsetting these repurchases, the Corporation purchased $146,000 of FRB capital stock during the year ended December 31, 2011.

7.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2012	2011
Land	$1,623	$1,623
Buildings and improvements	8,331	8,215
Leasehold improvements	843	818
Furniture, fixtures and equipment	5,911	5,533
Software	2,664	2,491
Construction in progress	699	560
	20,071	19,240
Less: accumulated depreciation and amortization	10,891	10,214
	$9,180	$9,026

Notes to Consolidated Financial Statements (continued)

7.	Premises and Equipment (continued)

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 were $677,000 and $798,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2012 and 2011 was $161,000 and $156,000, respectively. Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2013	$170
2014	175
2015	168
2016	138
2017	127
Thereafter	680
$1,458

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,792	4,027	2,447
Total	$7,691	$2,792	$7,691	$2,447

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At November 31, 2012, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. No goodwill impairment charges were recorded in 2012 or 2011.

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Intangible Assets (continued)

Also, in connection with the assumption of deposits related to the 2009 Titusville branch acquisition, the Bank recorded a core deposit intangible of $2.8 million during 2009. This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $345,000 and $441,000 in 2012 and 2011, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

(Dollar amounts in thousands)	Amortization
Expense
2013	$270
2014	216
2015	195
2016	195
2017	195
Thereafter	164
$1,235

9.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors. The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.5 million and $1.3 million at December 31, 2012 and 2011, respectively. During 2012, total principal additions and total principal repayments associated with these loans were $440,000 and $193,000, respectively. Deposits from principal officers and directors held by the Bank at December 31, 2012 and 2011 totaled $3.8 million and $2.3 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2012 and 2011, amounts paid to affiliates for such services totaled $56,000 and $202,000, respectively.

10.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2012			2011
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	-	$98,559	22.8%	-	$84,871	20.4%
Interest bearing demand deposits	0.15%	201,919	46.7%	0.19%	186,107	44.7%
Time deposits	2.63%	131,981	30.5%	2.98%	145,490	34.9%
	0.87%	$432,459	100.0%	1.13%	$416,468	100.0%

Notes to Consolidated Financial Statements (continued)

10.	Deposits (continued)

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2013	$57,294	43.4%
2014	23,018	17.4%
2015	13,941	10.6%
2016	15,172	11.5%
2017	5,918	4.5%
Thereafter	16,638	12.6%
	$131,981	100.0%

The Corporation had a total of $51.5 million and $54.5 million in time deposits of $100,000 or more at December 31, 2012 and 2011, respectively. Scheduled maturities of time deposits of $100,000 or more at December 31, 2012 are as follows:

(Dollar amounts in thousands)	Amount
Less than three months	$5,467
Over three months to six months	4,101
Over six months to twelve months	12,046
Over twelve months	29,905
$51,519

11.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2012			2011
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate

Due within 12 months	$-	$27	0.46%	$-	$3,414	4.66%
Due beyond 12 months but within 5 years	20,000	20,000	4.59%	15,000	17,068	4.63%
Due beyond 5 years but within 10 years	-	-	-	5,000	5,000	4.09%
	$20,000	$20,027		$20,000	$25,482

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds (continued)

Long-term borrowed funds at December 31, 2012 consisted of four $5.0 million FHLB term advances totaling $20.0 million. The term advances mature in October and November 2017. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2012 totaled $255.2 million.

During the fourth quarter of 2012, the Corporation exchanged and modified $15.0 million of the $20.0 million in outstanding FHLB advances. Two of the modified advances had ten year terms with initial fixed rates of 4.98% and 4.83%, respectively, for the first two years after which the rates may have been adjusted at the option of the FHLB to the then three month LIBOR rate plus 24 basis points. The other modified advance had a ten year term with an initial fixed rate of 4.68% for the first two years after which the rate may have been adjusted at the option of the FHLB to the then three month LIBOR rate plus 24 basis points, but only if the three month LIBOR rate exceeded 6.0%.

The three $5.0 million advances discussed above were exchanged for three $5.0 million five year fixed rate advances each with a rate of 0.93% and a term of five years. Prepayment penalties associated with the three modified advances totaled $2.3 million and were cash-settled with the FHLB at the time of modification. The Corporation will amortize this prepayment penalty over the life of the new advances.

The remaining $5.0 million advance has a term of ten years with an initial fixed rate of 4.09% for the first three years after which the rate may be adjusted at the option of the FHLB to the then three month LIBOR rate plus 13 basis points.

Before modification, the four advances totaling $20.0 million had a weighted average rate of 4.65%. After modification and including prepayment penalty amortization, the four advances had a weighted average rate of 4.01%.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2013	$-
2014	-
2015	-
2016	-
2017	20,000
Thereafter	-
$20,000

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding, at December 31, 2012 was $154.7 million. In addition, the Corporation has $5.0 million of funds available on an unused line of credit through another correspondent bank.

Notes to Consolidated Financial Statements (continued)

12.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2012, $3.2 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $3.3 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2012, the Corporation had an outstanding balance on this line of $1.4 million.

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

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	December 31, 2012				December 31, 2011
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$50,035	16.62%	$48,585	16.21%	$50,512	17.85%	$45,550	16.25%
For capital adequacy purposes	24,083	8.00%	23,971	8.00%	22,636	8.00%	22,422	8.00%
To be well capitalized	N/A	N/A	29,964	10.00%	N/A	N/A	28,027	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$46,252	15.36%	$44,820	14.96%	$47,008	16.61%	$42,046	15.00%
For capital adequacy purposes	12,042	4.00%	11,985	4.00%	11,318	4.00%	11,211	4.00%
To be well capitalized	N/A	N/A	17,978	6.00%	N/A	N/A	16,816	6.00%
Tier 1 capital to average assets:
Actual	$46,252	9.18%	$44,820	8.92%	$47,008	9.71%	$42,046	8.69%
For capital adequacy purposes	20,148	4.00%	20,101	4.00%	19,362	4.00%	19,347	4.00%
To be well capitalized	N/A	N/A	25,126	5.00%	N/A	N/A	24,183	5.00%

13.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2012	2011
Current	$1,435	$838
Deferred	(501)	112
	$934	$950

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2012		2011
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income

Provision at statutory tax rate	$1,560	34.0%	$1,626	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(563)	(12.3)%	(552)	(11.5)%
Earnings on BOLI	(89)	(1.9)%	(72)	(1.5)%
Other, net	26	0.6%	(52)	(1.1)%
Provision	$934	20.4%	$950	19.9%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset or liability as of December 31 relate to the following:

(Dollar amounts in thousands)	2012	2011

Deferred tax assets:

Allowance for loan losses	$1,682	$1,046
Funded status of pension plan	925	785
Deferred compensation	278	213
Nonaccrual loan interest income	154	122
Securities impairment	149	226
Stock compensation	139	132
Other	28	72
Gross deferred tax assets	3,355	2,596

Deferred tax liabilities:

Net unrealized gains on securities	1,219	1,518
Depreciation	593	618
Accrued pension liability	298	190
Intangible assets	247	204
Deferred loan fees	99	79
Other	49	77
Gross deferred tax liabilities	2,505	2,686
Net deferred tax asset (liability)	$850	$(90)

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

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

At December 31, 2012 and December 31, 2011, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2009.

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

(Dollar amounts in thousands)	2012	2011

Change in plan assets:
Fair value of plan assets at beginning of year	$4,892	$4,497
Actual return on plan assets	529	192
Employer contribution	500	419
Benefits paid	(265)	(216)
Fair value of plan assets at end of year	5,656	4,892
Change in benefit obligation:
Benefit obligation at beginning of year	7,010	5,855
Service cost	272	295
Interest cost	331	327
Actuarial loss	145	-
Effect of change in assumptions	496	749
Benefits paid	(265)	(216)
Benefit obligation at end of year	7,989	7,010
Funded status (plan assets less benefit obligation)	$(2,333)	$(2,118)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$1,872	$1,620
Accumulated prior service benefit	(77)	(97)
Amount recognized, end of year	$1,795	$1,523

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

December 31, 2012:
Cash and cash equivalents	$531	$531	$-	$-
Fixed income	2,626	-	2,626	-
Equity mutual funds - domestic	2,203	2,203	-	-
Equity mutual funds - international	296	296	-	-
	$5,656	$3,030	$2,626	$-
December 31, 2011:
Cash and cash equivalents	$454	$454	$-	$-
Fixed income	2,471	-	2,471	-
Equity mutual funds - domestic	1,758	1,758	-	-
Equity mutual funds - international	209	209	-	-
	$4,892	$2,421	$2,471	$-

There were no significant transfers between Level 1 and Level 2 during 2012.

Amounts recognized in the balance sheet as of December 31 consist of:

(Dollar amounts in thousands)	Pension Benefits
	2012	2011
Prepaid benefit cost	$386	$190
Accumulated other comprehensive loss	(2,719)	(2,308)
Net amount recognized	$(2,333)	$(2,118)

The accumulated benefit obligation for the defined benefit pension plan was $8.0 million and $7.0 million at December 31, 2012 and 2011, respectively.

The components of the periodic pension costs for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2012	2011
Service cost	$272	$295
Interest cost	331	327
Expected return on plan assets	(391)	(357)
Amortization of prior service cost and actuarial expense	92	30
Net periodic pension cost	304	295
Amortization of prior service cost	31	31
Amortization of net loss	381	852
Total recognized in other comprehensive (income) loss	412	883
Total recognized in net periodic benefit cost and other comprehensive income	$716	$1,178

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $111,000 as of December 31, 2012.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2012	2011
Discount rate for net periodic benefit cost	4.70%	5.70%
Discount rate for benefit obligations	4.17%	4.70%
Rate of increase in future compensation levels	3.50%	3.50%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2012 and 2011, target allocation for 2013, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2012	2012	2011	2012
Equity Securities	40%	41%	40%	5.5%
Debt Securities	50%	50%	51%	1.8%
Other	10%	9%	9%	0.5%
	100%	100%	100%	7.75%

Investment Strategy

The intent of the Plan is to provide a range of investment options for building a diversified asset allocation strategy that will provide the highest likelihood of meeting the aggregate actuarial projections. In selecting the options and asset allocation strategy, the Corporation has determined that the benefits of reduced portfolio risk are best achieved through diversification. The following asset classes or investment categories are utilized to meet the Plan’s objectives: Small company stock, International stock, Mid-cap stock, Large company stock, Diversified bond, Money Market/Stable Value and Cash. The Plan does not prohibit any certain investments.

The Corporation expects to contribute approximately $325,000 to its pension plan in 2013.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2013	$236
2014	233
2015	220
2016	258
2017	264
2018-2022	1,681
Thereafter	5,097
Benefit Obligation	$7,989

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Certain accounting guidance requires an employer to recognize the funded status of its defined benefit pension plan as a net asset or liability in its consolidated balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. As of December 31, 2012, the Corporation’s liability under this guidance was $2.7 million and the charge to accumulated other comprehensive income was $1.8 million, net of taxes. Additionally, the guidance requires an employer to measure the funded status of its defined benefit pension plan as of the date of its year-end financial statements. The Corporation measures the funded status at December 31.

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2012 and 2011, matching contributions were $179,000 and $176,000, respectively.

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65. As of December 31, 2012 and 2011, the Corporation’s SERP liability was $736,000 and $627,000, respectively. For the years ended December 31, 2012 and 2011, the Corporation recognized expense of $120,000 and $124,000, respectively, related to the SERP.

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

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

During 2012 and 2011, the Corporation granted restricted stock awards of 9,900 and 8,000 shares, respectively, with a face value of $196,000 and $121,000, respectively, based on the weighted-average grant date stock prices of $19.79 and $15.17, respectively. In addition, during 2011, 500 options were granted under the plan. These options and restricted stock awards are 100% vested on the third anniversary of the date of grant. For the year ended December 31, 2012 and 2011, the Corporation recognized $113,000 and $98,000, respectively, in stock compensation expense.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted-average for the year
ended December 31,	2012	2011
Dividend yield	-	4.25%
Expected life	-	10 years
Expected volatility	-	18.14%
Risk-free interest rate	-	1.99%

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

A summary of option activity under the Plan as of December 31, 2012, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding as of January 1, 2012	94,000	$24.51	$-	6.0
Granted	-	-	-	-
Exercised	(750)	13.50		-
Forfeited	(7,000)	22.29	-	-
Outstanding as of December 31, 2012	86,250	$24.79	$-	4.9

Exercisable as of December 31, 2012	83,500	$25.06	$-	4.8

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2012	22,500	$15.07
Granted	9,900	19.79
Vested	(6,750)	13.50
Forfeited	-	-
Nonvested as of December 31, 2012	25,650	$17.30

As of December 31, 2012, there was $298,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years.

17.	Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction or exit price on the date indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year-end.

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

Securities available for sale – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain equity securities held by the Corporation. The Level 3 equity security valuations were supported by an analysis prepared by the Corporation which relies on inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2012, the fair value of impaired loans consists of loan balances totaling $4.1 million, net of a valuation allowance of $1.4 million, compared to loan balances of $652,000, net of a valuation allowance of $164,000 at December 31, 2011. Additional provision for loan losses of $1.4 million and $143,000 was recorded during the years ended December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2012, OREO measured at fair value less costs to sell had a net carrying amount of $45,000, which is made up of the outstanding balance of $50,000 and a write-down of $5,000.

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed by the Corporation. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Corporation compares the actual selling price of OREO that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% should be applied.

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

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2012:
U.S. Treasury and federal agency	$3,967	$3,967	$-	$-
U.S. government sponsored entities and agencies	28,162	-	28,162	-
Mortgage-backed securities: residential	22,724	-	22,724	-
Collateralized mortgage obligations: residential	22,475	-	22,475	-
State and political subdivision	36,765	-	36,765	-
Corporate debt securities	3,761	-	3,761	-
Equity securities	2,352	1,699	-	653
	$120,206	$5,666	$113,887	$653

December 31, 2011:
U.S. Treasury and federal agency	$4,460	$4,460	$-	$-
U.S. government sponsored entities and agencies	41,520	-	41,520	-
Mortgage-backed securities: residential	37,478	-	37,478	-
State and political subdivision	37,000	-	37,000	-
Equity securities	2,696	1,052	1,644	-
	$123,154	$5,512	$117,642	$-

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2012, the Corporation had no transfers between Level 1 and Level 2 and one transfer between Level 2 and Level 3. Transfers into Level 3 during the year reflected transfers from Level 2 of certain equity securities due to reduced transparency of market prices as a result of less market activity in these instruments. There has been no change in the value of these securities since the level classification change. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2012 and 2011:

(Dollar amounts in thousands)	2012	2011
Balance at the beginning of the period	$-	$-
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Issuances	-	-
Transfers in and/or out of Level 3	653	-
Balance at the end of the period	$653	$-

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2012:
Impaired commerical real estate loans	$2,620	$-	$-	$2,620
Other residential real estate owned	45	-	-	45
	$2,665	$-	$-	$2,665

December 31, 2011:
Impaired commerical real estate loans	$382	$-	$-	$382
Impaired commercial business loans	106	-	-	106
Other residential real estate owned	45	-	-	45
	$533	$-	$-	$533

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of December 31, 2012:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
Impaired commercial real estate loans	$2,620	Sales comparison approach/	Adjustment for differences	10% - 100%
		Contractual provision of USDA loan	between comparable sales

Other residential real estate owned	45	Sales comparison approach	Adjustment for differences	10%
			between comparable sales

Included in impaired commercial real estate loans is a $354,000 loan guaranteed by the United States Department of Agriculture (USDA). The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired commercial real estate loans as of December 31, 2012 was 11%.

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)		Fair Value Measurements at
	Carrying	December 31, 2012 using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2012:
Financial Assets:
Cash and cash equivalents	$20,424	$20,424	$20,424	$-	$-
Securities available for sale	120,206	120,206	5,666	113,887	653
Loans, net	333,801	340,840	-	-	340,840
Federal bank stock	2,885	N/A	-	-	-
Accrued interest receivable	1,533	1,533	23	383	1,127
	478,849	483,003	26,113	114,270	342,620
Financial Liabilities:
Deposits	432,459	436,279	300,805	135,474	-
FHLB advances	20,000	22,613	-	22,613	-
Accrued interest payable	442	442	55	387	-
	452,901	459,334	300,860	158,474	-

	Carrying	Fair
	Amount	Value
December 31, 2011:
Financial Assets:
Cash and cash equivalents	28,193	28,193
Securities available for sale	123,154	123,154
Loans, net	312,545	319,967
Federal bank stock	3,664	N/A
Accrued interest receivable	1,630	1,630
	469,186	472,944
Financial Liabilities:
Deposits	416,468	422,704
FHLB advances	20,000	23,362
Accrued interest payable	541	541
	437,009	446,607

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,867	$5,639	$2,967	$953
Unused lines of credit	502	38,565	3,703	36,166
	$2,369	$44,204	$6,670	$37,119

Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments at December 31, 2012 have interest rates ranging from 3.25% to 5.25%. Commitments to extend credit include agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments to extend credit also include unfunded commitments under commercial and consumer lines of credit, revolving credit lines and overdraft protection agreements. These lines of credit may be collateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit were $189,000 and $245,000 at December 31, 2012 and 2011, respectively. The current amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

18. Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2012	2011

Assets:
Cash and cash equivalents	$38	$87
Securities available for sale	2,301	2,644
Equity in net assets of subsidiaries	50,299	48,625
Other assets	500	515
Total Assets	$53,138	$51,871

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,375	$1,100
Accrued expenses and other liabilities	38	41
Stockholders' equity	51,725	50,730
Total Liabilities and Stockholders' Equity	$53,138	$51,871

Condensed Statements of Income
(Dollar amounts in thousands)	2012	2011

Income:
Dividends from subsidiaries	$1,207	$5,287
Investment income	398	73
Total income	1,605	5,360

Expense:
Interest expense	38	194
Noninterest expense	321	342
Total expense	359	536
Income before income taxes and undistributed subsidiary income	1,246	4,824
Undistributed equity in (distribution in excess of) net income of subsidiary	2,458	(1,085)
Net income before income taxes	3,704	3,739
Income tax expense (benefit)	50	(94)
Net income	$3,654	$3,833
Comprehensive income	$2,800	$6,026

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2012	2011

Operating activities:
Net income	$3,654	$3,833
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed equity in) distributions in excess of net income of subsidiary	(2,458)	652
Realized gains on sales of available for sale securities, net	(424)	-
Securities impairment loss recognized in earnings	103	-
Other, net	161	(16)
Net cash provided by operating activities	1,036	4,469

Investing activities:
Sales (purchases) of investment securities	558	(52)
Investment in subsidiaries	-	(4,873)
Net cash provided by (used in) investing activities	558	(4,925)

Financing activities:
Net change in borrowings	275	(5,000)
Proceeds from issuance of common stock	-	4,576
Proceeds from issuance of preferred stock (Series B)	-	10,000
Redemption of preferred stock (Series A)	-	(7,500)
Warrant repurchase	-	(51)
Proceeds from exercise of stock options, including tax benefit	12	-
Dividends paid	(1,930)	(1,537)
Net cash provided by (used in) financing activities	(1,643)	488
Increase (decrease) in cash and cash equivalents	(49)	32
Cash and cash equivalents at beginning of period	87	55
Cash and cash equivalents at end of period	$38	$87

Notes to Consolidated Financial Statements (continued)

19.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $955,000 and $818,000 for 2012 and 2011, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2012	2011

Customer bank card processing	$464	$365
Telephone and data communications	275	292
Debit card loyalty program	264	-
Internet banking and bill pay	260	234
Pennsylvania shares and use taxes	256	214
Travel, entertainment and conferences	255	215
Other	232	220
Printing and supplies	219	213
Marketing and advertising	196	171
Contributions	184	172
Subscriptions	175	151
Postage and freight	159	173
Correspondent bank and courier fees	149	160
Examinations	137	130
Collections	123	132
Penalties on prepayment of FHLB advances	-	334
Total other noninterest expenses	$3,348	$3,176

20.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended
	December 31,
	2012	2011
Earnings per common share – basic
Net income	$3,654	$3,833
Less: Preferred stock dividends and discount accretion	493	517
Net income available to common stockholders	$3,161	$3,316
Average common shares outstanding	1,752,324	1,677,225
Basic earnings per common share	$1.80	$1.98
Earnings per common share - diluted
Net income available to common stockholders	$3,161	$3,316
Average common shares outstanding	1,752,324	1,677,225
Add: Dilutive effects of assumed exercises of restricted stock and stock options	-	-
Average shares and dilutive potential common shares	1,752,324	1,677,225
Diluted earnings per common share	$1.80	$1.98
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	86,950	116,500

