Form 10-Q
period 2013-03-31
EMCLAIRE FINANCIAL CORP
filed 2013-05-10
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the Registrant’s common stock was 1,762,158 at May 10, 2013.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of March 31, 2013 (Unaudited) and December 31, 2012

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2013	2012

Assets

Cash and due from banks	$1,673	$2,468
Interest earning deposits with banks	21,772	17,956
Cash and cash equivalents	23,445	20,424
Securities available for sale	116,435	120,206
Loans receivable, net of allowance for loan losses of $5,488 and $5,350	339,192	333,801
Federal bank stocks, at cost	2,817	2,885
Bank-owned life insurance	10,154	10,072
Accrued interest receivable	1,704	1,533
Premises and equipment, net	9,305	9,180
Goodwill	3,664	3,664
Core deposit intangible, net	1,162	1,235
Prepaid expenses and other assets	6,105	6,014
Total Assets	$513,983	$509,014

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$106,761	$98,559
Interest bearing	330,477	333,900
Total deposits	437,238	432,459
Long-term borrowed funds	20,000	20,000
Accrued interest payable	388	442
Accrued expenses and other liabilities	4,491	4,388
Total Liabilities	462,117	457,289

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,864,175 and 1,861,425 shares issued; 1,762,158 and 1,759,408 shares outstanding	2,330	2,327
Additional paid-in capital	19,322	19,270
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	22,052	21,672
Accumulated other comprehensive income	276	570
Total Stockholders' Equity	51,866	51,725
Total Liabilities and Stockholders' Equity	$513,983	$509,014

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three months ended March 31, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2013	2012
Interest and dividend income:
Loans receivable, including fees	$4,200	$4,312
Securities:
Taxable	417	568
Exempt from federal income tax	266	298
Federal bank stocks	17	15
Interest earning deposits with banks	14	22
Total interest and dividend income	4,914	5,215
Interest expense:
Deposits	838	1,069
Borrowed funds	198	234
Total interest expense	1,036	1,303
Net interest income	3,878	3,912
Provision for loan losses	143	113
Net interest income after provision for loan losses	3,735	3,799
Noninterest income:
Fees and service charges	398	356
Commissions on financial services	64	86
Title premiums	22	17
Net gain on sales of available for sale securities	85	424
Earnings on bank-owned life insurance	96	61
Other	266	275
Total noninterest income	931	1,219
Noninterest expense:
Compensation and employee benefits	1,905	1,943
Premises and equipment	542	518
Intangible asset amortization	73	93
Professional fees	177	200
Federal deposit insurance	105	96
Other	773	783
Total noninterest expense	3,575	3,633
Income before provision for income taxes	1,091	1,385
Provision for income taxes	233	346
Net income	858	1,039
Preferred stock dividends and discount accretion	125	125
Net income available to common stockholders	$733	$914
Basic and diluted earnings per common share	$0.42	$0.52
Average common shares outstanding	1,760,927	1,751,908

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2013 and 2012

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2013	2012
Net income	$858	$1,039

Other comprehensive loss
Unrealized losses on securities:
Unrealized holding loss arising during the period	(361)	(201)
Reclassification adjustment for gains included in net income	(85)	(424)
	(446)	(625)
Tax effect	152	212
Net of tax	(294)	(413)
Comprehensive income	$564	$626

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2013	2012

Cash flows from operating activities
Net income	$858	$1,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171	180
Provision for loan losses	143	113
Amortization of premiums, net	36	42
Amortization of intangible assets and mortgage servicing rights	73	95
Realized gains on sales of available for sale securities, net	(85)	(424)
Net (gains)/losses on foreclosed real estate	(10)	6
Restricted stock and stock option compensation	35	29
Increase in bank-owned life insurance, net	(82)	(53)
Increase in accrued interest receivable	(171)	(50)
(Increase) decrease in prepaid expenses and other assets	84	(44)
Decrease in accrued interest payable	(54)	(4)
Increase (decrease) in accrued expenses and other liabilities	103	(111)
Net cash provided by operating activities	1,101	818

Cash flows from investing activities
Loan originations and principal collections, net	(5,697)	(7,769)
Available for sale securities:
Sales	1,775	1,112
Maturities, repayments and calls	14,615	25,460
Purchases	(12,944)	(38,570)
Redemption of federal bank stocks	68	134
Proceeds from the sale of foreclosed real estate	59	75
Write-down of foreclosed real estate	19	-
Purchases of premises and equipment	(296)	(44)
Net cash used in investing activities	(2,401)	(19,602)

Cash flows from financing activities
Net increase in deposits	4,779	20,991
Proceeds from exercise of stock options, inlcuding tax benefit	20	-
Dividends paid	(478)	(440)
Net cash provided by financing activities	4,321	20,551

Increase in cash and cash equivalents	3,021	1,767
Cash and cash equivalents at beginning of period	20,424	28,193
Cash and cash equivalents at end of period	$23,445	$29,960

Supplemental information:
Interest paid	$1,090	$1,307
Income taxes paid	-	500

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	92	30

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2013	2012

Balance at beginning of period	$51,725	$50,730

Net income	858	1,039

Other comprehensive loss	(294)	(413)

Stock compensation expense	35	29

Dividends declared on preferred stock	(125)	(125)

Dividends declared on common stock	(353)	(315)

Exercise of stock options, including tax benefit	20	-

Balance at end of period	$51,866	$50,945

Common cash dividend per share	$0.20	$0.18

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as contained in the Corporation’s 2012 Annual Report on Form 10-K filed with the SEC.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encouraged lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods is set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate of 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The dividend rate was 5.0% for the quarters ended March 31, 2013 and 2012. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2013	2012
Earnings per common share - basic
Net income	$858	$1,039
Less: Preferred stock dividends and discount accretion	125	125
Net income available to common stockholders	$733	$914
Average common shares outstanding	1,760,927	1,751,908
Basic earnings per common share	$0.42	$0.52

Earnings per common share – diluted
Net income available to common stockholders	$733	$914
Average common shares outstanding	1,760,927	1,751,908
Add: Dilutive effects of assumed exercises of restricted stock and stock options	3,679	-
Average shares and dilutive potential common shares	1,764,606	1,751,908
Diluted earnings per common share	$0.42	$0.52
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	68,061	92,500

4.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
March 31, 2013:
U.S. Treasury and federal agency	$4,953	$13	$(19)	$4,947
U.S. government sponsored entities and agencies	26,539	71	(2)	26,608
Mortgage-backed securities: residential	17,691	1,260	-	18,951
Collateralized mortgage obligations: residential	23,715	31	(97)	23,649
State and political subdivisions	34,567	1,774	-	36,341
Corporate debt securities	3,475	41	-	3,516
Equity securities	2,357	78	(12)	2,423
	$113,297	$3,268	$(130)	$116,435
December 31, 2012:
U.S. Treasury and federal agency	$3,959	$8	$-	$3,967
U.S. government sponsored entities and agencies	28,030	132	-	28,162
Mortgage-backed securities: residential	21,137	1,587	-	22,724
Collateralized mortgage obligations: residential	22,508	47	(80)	22,475
State and political subdivisions	34,904	1,862	(1)	36,765
Corporate debt securities	3,728	34	(1)	3,761
Equity securities	2,356	4	(8)	2,352
	$116,622	$3,674	$(90)	$120,206

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,493	$1,507
Due after one year through five years	25,962	26,386
Due after five through ten years	32,637	33,963
Due after ten years	9,443	9,556
Mortgage-backed securities: residential	17,691	18,951
Collateralized mortgage obligations: residential	23,715	23,649
	$110,941	$114,012

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2013:
U.S. Treasury and federal agency	$483	$(19)	$-	$-	$483	$(19)
U.S. government sponsored entities and agencies	3,205	(2)	-	-	3,205	$(2)
Collateralized mortgage obligations: residential	17,383	(97)	-	-	17,383	$(97)
Equity securities	1,200	(12)	-	-	1,200	(12)
	$22,271	$(130)	$-	$-	$22,271	$(130)

December 31, 2012:
Collateralized mortgage obligations: residential	$10,698	$(80)	$-	$-	$10,698	$(80)
State and political subdivisions	521	(1)	-	-	521	(1)
Corporate debt securities	500	(1)	-	-	500	(1)
Equity securities	493	(8)	-	-	493	(8)
	$12,212	$(90)	$-	$-	$12,212	$(90)

Gains on sales of available for sale securities for the three month period ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months
	ended March 31,
	2013	2012

Proceeds	$1,775	$1,112
Gains	85	424
Tax provision related to gains	29	144

4.	Securities (continued)

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

There were two equity securities in an unrealized loss position as of March 31, 2013, both of which were in an unrealized loss position for less than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2013 to be other-than-temporarily impaired.

There were 16 debt securities in an unrealized loss position as of March 31, 2013, all of which were in an unrealized loss position for less than 12 months. Of these securities, 12 were collateralized mortgage obligations, three were U.S. agency securities and one was a U.S. Treasury security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2013 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2013	2012
Mortgage loans on real estate:
Residential first mortgages	$95,182	$97,246
Home equity loans and lines of credit	85,546	85,615
Commercial real estate	102,386	98,823
	283,114	281,684
Other loans:
Commercial business	50,519	45,581
Consumer	11,047	11,886
	61,566	57,467
Total loans, gross	344,680	339,151
Less allowance for loan losses	5,488	5,350
Total loans, net	$339,192	$333,801

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of March 31, 2013			ended March 31, 2013
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	4,178	4,004	1,370	4,036	4	4
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$4,178	$4,004	$1,370	$4,036	$4	$4

	Impaired Loans with No Specific Allowance
			For the three months
	As of March 31, 2013		ended March 31, 2013
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	689	464	485	1	1
Commercial business	389	364	367	-	-
Consumer	1,589	1,589	1,619	-	-
Total	$2,667	$2,417	$2,471	$1	$1

Impaired Loans with Specific Allowance
For the year ended
	As of December 31, 2012			December 31, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	4,242	4,068	1,448	2,075	186	16
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$4,242	$4,068	$1,448	$2,075	$186	$16

	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2012		December 31, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	730	505	690	12	12
Commercial business	394	369	368	5	5
Consumer	1,650	1,650	1,774	-	-
Total	$2,774	$2,524	$2,832	$17	$17

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At March 31, 2013 and December 31, 2012, the Corporation had $2.3 million of loans classified as TDRs, which are included in impaired loans above. At March 31, 2013 and December 31, 2012, the Corporation had $35,000 and $36,000, respectively, of the allowance for loan losses allocated to these specific loans. At March 31, 2012, the Corporation had $791,000 of loans classified as TDRs with $35,000 of the allowance for loan losses allocated to these specific loans.

During the three month period ended March 31, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term. During the three month period ended March 31, 2012, the Corporation did not modify any additional loans as TDRs.

During the three month periods ended March 31, 2013 and 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
March 31, 2013:
Residential first mortgages	$94,717	$-	$-	$465	$-	$95,182
Home equity and lines of credit	85,404	-	-	142	-	85,546
Commercial real estate	-	92,971	1,164	6,980	1,271	102,386
Commercial business	-	47,303	711	2,505	-	50,519
Consumer	9,441	-	-	1,606	-	11,047
Total	$189,562	$140,274	$1,875	$11,698	$1,271	$344,680

December 31, 2012:
Residential first mortgages	$96,713	$-	$-	$533	$-	$97,246
Home equity and lines of credit	85,443	-	-	172	-	85,615
Commercial real estate	-	88,944	1,658	6,870	1,351	98,823
Commercial business	-	42,417	2,157	1,007	-	45,581
Consumer	10,236	-	-	1,650	-	11,886
Total	$192,392	$131,361	$3,815	$10,232	$1,351	$339,151

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
March 31, 2013:
Residential first mortgages	$93,213	$1,403	$10	$65	$491	$95,182
Home equity and lines of credit	84,747	540	117	-	142	85,546
Commercial real estate	98,205	21	-	-	4,160	102,386
Commercial business	50,121	34	-	-	364	50,519
Consumer	9,423	15	3	-	1,606	11,047
Total loans	$335,709	$2,013	$130	$65	$6,763	$344,680

December 31, 2012:
Residential first mortgages	$95,001	$1,272	$440	$-	$533	$97,246
Home equity and lines of credit	84,592	669	157	-	197	85,615
Commercial real estate	94,485	50	49	21	4,218	98,823
Commercial business	44,915	297	-	-	369	45,581
Consumer	10,172	41	23	-	1,650	11,886
Total loans	$329,165	$2,329	$669	$21	$6,967	$339,151

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2013:
Residential first mortgages	$90	$-	$-	$401	$491
Home equity and lines of credit	-	-	-	142	142
Commercial real estate	455	3,305	-	400	4,160
Commercial business	73	-	-	291	364
Consumer	1,589	-	-	17	1,606
Total loans	$2,207	$3,305	$-	$1,251	$6,763

December 31, 2012:
Residential first mortgages	$-	$-	$-	$533	$533
Home equity and lines of credit	-	25	-	172	197
Commercial real estate	469	3,386	10	353	4,218
Commercial business	78	-	-	291	369
Consumer	1,650	-	-	-	1,650
Total loans	$2,197	$3,411	$10	$1,349	$6,967

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended March 31, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(5)	-	-	-	(32)	(37)
Recoveries	1	-	2	-	29	32
Provision	(17)	(3)	97	66	-	143
Ending Balance	$807	$727	$3,189	$702	$63	$5,488

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,370	-	-	1,370
Collectively evaluated for impairment	807	727	1,819	702	63	4,118

Total loans:
Individually evaluated for impairment	-	-	4,468	364	1,589	6,421
Collectively evaluated for impairment	95,182	85,546	97,918	50,155	9,458	338,259

At December 31, 2012:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,448	-	-	1,448
Collectively evaluated for impairment	828	730	1,642	636	66	3,902

Total loans:
Individually evaluated for impairment	-	-	4,573	369	1,650	6,592
Collectively evaluated for impairment	97,246	85,615	94,250	45,212	10,236	332,559

Three months ended March 31, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(50)	(26)	-	-	(36)	(112)
Recoveries	76	7	-	17	5	105
Provision	(2)	112	(14)	(21)	38	113
Ending Balance	$856	$413	$1,723	$586	$64	$3,642

The allowance for loan losses is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,865	4,027	2,792

Total	$7,691	$2,865	$7,691	$2,792

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded during 2012 or in the first three months of 2013. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three month periods ending March 31, 2013 and 2012, the Corporation recorded intangible amortization expense totaling $73,000 and $93,000, respectively.

7.	Stock Compensation Plans

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity instruments issued.

A summary of option activity under the Plan as of March 31, 2013, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2013	86,250	$24.79	$-	4.9
Granted	-	-	-	-
Exercised	(1,500)	13.50	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2013	84,750	$24.99	$-	4.6
Exercisable as of March 31, 2013	82,000	$25.27	$-	4.5

7.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested option shares as of March 31, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2013	2,750	$2.43
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2013	2,750	$2.43

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2013	25,650	$17.30
Granted	-	-
Vested	(1,250)	13.60
Forfeited	-	-
Nonvested as of March 31, 2013	24,400	$17.49

For the three month period ended March 31, 2013, the Corporation recognized $35,000 in stock compensation expense, compared to $29,000 for the same period in 2012. As of March 31, 2013, there was $263,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.7 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.	Employee Benefit Plans

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributory basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants.

The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participant prior to the date of the freeze.

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

9.	Fair Value (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2013 the fair value of impaired loans consists of loan balances of $4.0 million, net of a valuation allowance of $1.4 million, compared to loan balances of $4.1 million, net of a valuation allowance of $1.4 million at December 31, 2012. There was $5,000 of additional provision for loan losses recorded for impaired loans during the three month period ended March 31, 2013. There was $64,000 of additional provision recorded for impaired loans for the same period in 2012.

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $44,000, which was made up of the outstanding balance of $68,000 and write-downs of $24,000, compared to a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and a write-down of $5,000 at December 31, 2012 and March 31, 2012.

9.	Fair Value (continued)

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed by the Corporation. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Corporation compares the actual selling price of OREO that has been sold to the most recent appraisal to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 10% should be applied.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2013:
U.S. Treasury and federal agency	$4,947	$4,947	$-	$-
U.S. government sponsored entities and agencies	26,608	-	26,608	-
Mortgage-backed securities: residential	18,951	-	18,951	-
Collateralized mortgage obligations: residential	23,649	-	23,649	-
State and political subdivision	36,341	-	36,341	-
Corporate debt securities	3,516	-	3,516	-
Equity securities	2,423	1,770	-	653
	$116,435	$6,717	$109,064	$653
December 31, 2012:
U.S. Treasury and federal agency	$3,967	$3,967	$-	$-
U.S. government sponsored entities and agencies	28,162	-	28,162	-
Mortgage-backed securities: residential	22,724	-	22,724	-
Collateralized mortgage obligations: residential	22,475	-	22,475	-
State and political subdivision	36,765	-	36,765	-
Corporate debt securities	3,761	-	3,761	-
Equity securities	2,352	1,699	-	653
	$120,206	$5,666	$113,887	$653

9.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month period ended March 31, 2013, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2013 and 2012:

(Dollar amounts in thousands)	Three Months Ended
	March 31,
	2013	2012
Balance at the beginning of the period	$653	$-
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Issuances	-	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$653	$-

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2013:
Impaired commercial real estate loans	$2,634	$-	$-	$2,634
Other residential real estate owned	44	-	-	44
	$2,678	$-	$-	$2,678
December 31, 2012:
Impaired commercial real estate loans	$2,620	$-	$-	$2,620
Other residential real estate owned	45	-	-	45
	$2,665	$-	$-	$2,665

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
March 31, 2013:
Impaired commercial real estate loans	$2,634	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10% - 25%
Other residential real estate owned	44	Sales comparison approach	Adjustment for differences between comparable sales	10%
December 31, 2012:
Impaired commercial real estate loans	2,620	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10% - 25%
Other residential real estate owned	45	Sales comparison approach	Adjustment for differences between comparable sales	10%

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $353,000 and $354,000,.respectively, as of March 31, 2013 and December 31, 2012. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired commercial real estate loans as of March 31, 2013 and December 31, 2012 was 11%.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2013 and December 31, 2012:

(Dollar amounts in thousands)

	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents	$23,445	$23,445	$23,445	$-	$-
Securities available for sale	116,435	116,435	6,717	109,064	653
Loans, net	339,192	347,138	-	-	347,138
Federal bank stock	2,817	N/A	N/A	N/A	N/A
Accrued interest receivable	1,704	1,704	38	459	1,207
	483,593	488,722	30,201	109,523	348,998
Financial Liabilities:
Deposits	437,238	440,669	315,435	125,234	-
FHLB advances	20,000	22,169	-	22,169	-
Accrued interest payable	388	388	5	383	-
	457,626	463,226	315,440	147,786	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2012:
Financial Assets:
Cash and cash equivalents	$20,424	$20,424	$20,424	$-	$-
Securities available for sale	120,206	120,206	5,666	113,887	653
Loans, net	333,801	340,840	-	-	340,840
Federal bank stock	2,885	N/A	N/A	N/A	N/A
Accrued interest receivable	1,533	1,533	23	383	1,127
	478,849	483,003	26,113	114,270	342,620
Financial Liabilities:
Deposits	432,459	436,279	300,805	135,474	-
FHLB advances	20,000	22,613	-	22,613	-
Accrued interest payable	442	442	55	387	-
	452,901	459,334	300,860	158,474	-

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive income before reclassification	(238)	-	(238)
Amounts reclassified from accumulated other comprehensive income	(56)	-	(56)
Net current period other comprehensive loss	(294)	-	(294)

Accumulated Other Comprehensive Income at March 31, 2013	$2,071	$(1,795)	$276

10.	Accumulated Other Comprehensive Income (continued)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net
Comprehensive Income Components	Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$85	Gain on sale of securities
	(29)	Tax expense
Total reclassifications for the period	$56	Net of tax

11.	New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments of this guidance do not change the current requirements for reporting new income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the financial statements or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced with other disclosures that provide additional detail. This standard is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this amendment resulted in additional footnote disclosure within the Corporation’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2013, compared to the same period in 2012 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 22 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $5.0 million, or 1.0%, to $514.0 million at March 31, 2013 from $509.0 million at December 31, 2012. This increase resulted primarily from an increases in loans receivable of $5.4 million, which was funded by an increase in customer deposits of $4.8 million.

Total liabilities increased $4.8 million, or 1.1%, to $462.1 million at March 31, 2013 from $457.3 million at December 31, 2012, resulting primarily from the aforementioned $4.8 million increase in customer deposits which resulted from an $8.2 million, or 8.3%, increase in noninterest bearing deposits, partially offset by a $3.4 million, or 1.0%, decrease in interest bearing deposits.

Stockholders’ equity increased $141,000 to $51.9 million at March 31, 2013 from $51.7 million at December 31, 2012. Book value and tangible book value per common share was $23.76 and $21.02, respectively, at March 31, 2013, compared to $23.72 and $20.93, respectively, at December 31, 2012.

At March 31, 2013, the Bank was considered well capitalized under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 9.21%, 14.85% and 16.11%, respectively, compared to 8.92%, 14.96% and 16.21%, respectively, at December 31, 2012.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Period Ended March 31, 2013 and 2012

General. Net income before preferred stock dividends and discount accretion decreased $181,000, or 17.4%, to $858,000 for the three months ended March 31, 2013 from $1.0 million for the same period in 2012. This decrease was the result of decreases in net interest income and noninterest income of $34,000 and $288,000, respectively, and an increase in the provision for loan losses of $30,000, partially offset by decreases in noninterest expense and the provision for income taxes of $58,000 and $113,000, respectively.

Net interest income. Net interest income on a tax equivalent basis decreased $50,000, or 1.2%, to $4.1 million for the three months ended March 31, 2013. This decrease can be attributed to a decrease in tax equivalent interest income of $317,000, partially offset by a decrease in interest expense of $267,000.

Interest income. Interest income on a tax equivalent basis decreased $317,000, or 5.9%, to $5.1 million for the three months ended March 31, 2013 as compared to $5.4 million for the three months ended March 31, 2012. This decrease can be attributed to decreases in interest on securities, loans and interest-earning deposits with banks of $199,000, $112,000 and $8,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $2,000.

Tax equivalent interest earned on securities decreased $199,000, or 20.1%, to $793,000 for the three months ended March 31, 2013 as compared to $992,000 for the three months ended March 31, 2012. This decrease resulted from a $14.9 million, or 11.5%, decrease in the average balance of securities, accounting for $109,000 of the decrease in interest income. Additionally, the yield on securities decreased 28 basis points to 2.82% for the three months ended March 31, 2013, versus 3.10% for the same period in 2012, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for $90,000 of the decrease in interest income.

Tax equivalent interest earned on loans receivable decreased $112,000, or 2.6%, to $4.3 million for the three months ended March 31, 2013 as compared to $4.4 million for the three months ended March 31, 2012. This decrease resulted from a 43 basis points decline in the average yield on loans to 5.05% for the three months ended March 31, 2013, versus 5.48% for the same period in 2012. This unfavorable yield variance accounted for a $397,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $21.8 million, or 6.8%, accounting for an increase of $285,000 in loan interest income. Management’s strategy to increase loan production capacity, which includes the recent expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Interest expense. Interest expense decreased $267,000, or 20.5%, to $1.0 million for the three months ended March 31, 2013 from $1.3 million for the same period in 2012. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $231,000 and $36,000, respectively.

Interest expense incurred on deposits decreased $231,000, or 21.6%, to $838,000 for the three months ended March 31, 2013 compared to $1.1 million for the same period in 2012. The average cost of interest-bearing deposits decreased 23 basis points to 1.05% for the three months ended March 31, 2013, compared to 1.28% for the same period in 2012 resulting in a $199,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2012 and the first three months of 2013 in the overall low interest-rate environment. Additionally, the average balance of interest-bearing deposits decreased $10.3 million, or 3.1%, to $325.2 million for the three months ended March 31, 2013, compared to $335.5 million for the same period in 2012 causing a $32,000 decrease in interest expense. Noninterest bearing deposits increased $11.9 million, or 13.6%, to $99.2 million from $87.3 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $36,000 or 15.4% to $198,000 for the three months ended March 31, 2013, compared to $234,000 for the same period in the prior year. The average cost of borrowed funds decreased 74 basis points to 3.97% for the three months ended March 31, 2013, compared to 4.71% for the same period in 2012, causing a $38,000 decrease in interest expense. This was the result of the Corporation having exchanged and modified $15.0 million of the $20.0 million in outstanding Federal Home Loan Bank (FHLB) advances during the fourth quarter of 2012. The three $5.0 million advances with original rates of 4.98%, 4.83% and 4.68%, respectively, were exchanged for three $5.0 million advances each with a rate of 0.93% and a term of five years. Prepayment penalties associated with the three modified advances totaled $2.3 million and were cash-settled with the FHLB at the time of the modification. The Corporation is amortizing this prepayment penalty over the life of the new advances.

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

(Dollar amounts in thousands)	Three months ended March 31,

	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$326,023	$4,050	5.04%	$301,191	$4,157	5.55%
Loans, tax exempt	16,788	215	5.19%	19,870	220	4.45%
Total loans receivable	342,811	4,265	5.05%	321,061	4,377	5.48%

Securities, taxable	77,471	417	2.18%	91,838	568	2.49%
Securities, tax exempt	36,519	376	4.18%	37,019	424	4.60%
Total securities	113,990	793	2.82%	128,857	992	3.10%

Interest-earning deposits with banks	13,592	14	0.42%	22,276	22	0.40%
Federal bank stocks	2,859	17	2.41%	3,610	15	1.67%
Total interest-earning other assets	16,451	31	0.76%	25,886	37	0.57%

Total interest-earning assets	473,252	5,089	4.36%	475,804	5,406	4.57%
Cash and due from banks	1,927			2,617
Other noninterest-earning assets	26,251			20,728
Total Assets	$501,430			$499,149

Interest-bearing liabilities:
Interest-bearing demand deposits	$198,227	$70	0.14%	$190,805	$103	0.22%
Time deposits	126,975	768	2.45%	144,667	966	2.69%
Total interest-bearing deposits	325,202	838	1.05%	335,472	1,069	1.28%

Borrowed funds, short-term	205	-	0.00%	-	-	0.00%
Borrowed funds, long-term	20,000	198	4.02%	20,000	234	4.71%
Total borrowed funds	20,205	198	3.97%	20,000	234	4.71%

Total interest-bearing liabilities	345,407	1,036	1.22%	355,472	1,303	1.47%

Noninterest-bearing demand deposits	99,165	-	-	87,259	-	-

Funding and cost of funds	444,572	1,036	0.95%	442,731	1,303	1.18%

Other noninterest-bearing liabilities	5,073			5,251
Total Liabilities	449,645			447,982
Stockholders' Equity	51,785			51,167
Total Liabilities and Stockholders' Equity	$501,430			$499,149

Net interest income		$4,053			$4,103

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.14%			3.10%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.47%			3.47%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$285	$(397)	$(112)
Securities	(109)	(90)	(199)
Interest-earning deposits with banks	(9)	1	(8)
Federal bank stocks	(4)	6	2

Total interest-earning assets	163	(480)	(317)

Interest expense:
Interest-bearing deposits	(32)	(199)	(231)
Borrowed funds	2	(38)	(36)

Total interest-bearing liabilities	(30)	(237)	(267)

Net interest income	$193	$(243)	$(50)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the quarter ended March 31, 2013 and 2012 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2013	2012
Balance at the beginning of the period	$5,350	$3,536
Provision for loan losses	143	113
Charge-offs	(37)	(112)
Recoveries	32	105
Balance at the end of the period	$5,488	$3,642

Nonperforming loans	$6,828	$4,594
Nonperforming assets	7,031	4,850
Nonperforming loans to total loans	1.98%	1.42%
Nonperforming assets to total assets	1.37%	0.95%
Allowance for loan losses to total loans	1.59%	1.12%
Allowance for loan losses to non-performing loans	80.37%	79.27%

Nonperforming loans decreased $160,000 to $6.8 million at March 31, 2013 from $7.0 million at December 31, 2012. The decrease in nonperforming loans was primarily due to principal reductions resulting from credit workouts and repayments. Of the $6.8 million in nonperforming loans, the Corporation continues to receive payments on $6.0 million.

As of March 31, 2013, the Corporation’s classified and criticized assets amounted to $14.8 million, or 2.9%, of total assets, with $11.7 million classified as substandard, $1.9 million identified as special mention and $1.3 million classified as doubtful. This compares to classified and criticized assets of $15.4 million, or 3.0%, of total assets, with $10.2 million classified as substandard, $3.8 million identified as special mention and $1.4 million classified as doubtful at December 31, 2012. During the quarter ended March 31, 2013, a $2.1 million commercial credit relationship was downgraded from special mention to substandard following the Corporation’s review of updated financial information received from the borrower. The overall decrease in criticized and classified assets was primarily the result of principal reductions resulting from credit workouts and repayments.

The provision for loan losses increased $30,000 to $143,000 for the three months ended March 31, 2013 from $113,000 for the same period in the prior year as average loans receivable increased $21.8 million, or 6.8%, to $342.8 million for the three months ended March 31, 2013 compared to $321.1 for the same period in 2012.

Noninterest income. Noninterest income decreased $288,000, or 23.6%, to $931,000 during the three months ended March 31, 2013, compared to $1.2 million for the same period in the prior year. This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $339,000 and $22,000, respectively. During the first quarter of 2012, the Corporation recognized $424,000 in gains related to the sale of common stock held in a local community bank following its merger with a regional competitor, compared to $85,000 of securities gains realized in the first quarter of 2013 from the sale of fixed income securities. Partially offsetting these decreases, fees and service charges and earnings on bank-owned life insurance increased by $42,000 and $35,000, respectively. During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million.

Noninterest expense. Noninterest expense decreased $58,000, or 1.6%, to $3.6 million for the three months ended March 31, 2013. This decrease in noninterest expense can be attributed to decreases in compensation and employee benefits expense, professional fees, intangible amortization, and other noninterest expense of $38,000, $23,000, $20,000 and $10,000, respectively, partially offset by increases in premise and equipment expense and FDIC expense of $24,000 and $9,000, respectively.

Compensation and employee benefits expense decreased $38,000, or 2.0%, to $1.9 million for the three months ended March 31, 2013. This decrease can be primarily attributed to a $40,000 reduction in employee retirement expense related to the pension plan freeze and a $48,000 decrease in recruitment and hiring expenses, partially offset by normal salary and wage increases and increased employee insurance benefits costs.

Professional fees decreased $23,000, or 11.5%, to $177,000 for the three months ended March 31, 2013 from $200,000 for the same period in the prior year. This decrease can be primarily attributed to a $41,000 decrease in legal fees mainly related to declines in foreclosure and loan workout activity, partially offset by an increase in other professional fees of $14,000 related to information technology consulting.

The Corporation recognized $73,000 of core deposit intangible amortization expense during the first quarter of 2013 compared to $93,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Premise and equipment expense increased $24,000, or 4.6%, to $542,000 for the three months ended March 31, 2013 from $518,000 for the same period in the prior year. This increase can be primarily attributed to a $15,000 increase in service contract expense and a $6,000 increase in equipment repairs.

FDIC insurance increased $9,000, or 9.4%, to $105,000 for the three months ended March 31, 2013, compared to $96,000 for the same period in the prior year. This was the result of prior period increases in nonperforming assets, which negatively impacted the FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes decreased $113,000, or 32.7%, to $233,000 for the three months ended March 31, 2013 compared to $346,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 21.4% for the first quarter of 2013 from 25.0% for the same quarter in the prior year due to a decrease in taxable income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 21.4% for the quarter ended March 31, 2013, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2013, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of March 31, 2013, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $65.1 million, and standby letters of credit totaling $188,000.

At March 31, 2013, time deposits amounted to $122.4 million or 28.0% of the Corporation’s total consolidated deposits, including approximately $47.9 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At March 31, 2013, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $154.7 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2012, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2013, the Corporation’s interest-earning assets maturing or repricing within one year totaled $185.8 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $144.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $41.5 million. At March 31, 2013, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 128.8%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

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

EMCLAIRE FINANCIAL CORP AND SUBSIDIARIES

Date: May 10, 2013	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

