Form 10-Q
period 2013-06-30
EMCLAIRE FINANCIAL CORP
filed 2013-08-12
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock was 1,763,158 at August 12, 2013.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of June 30, 2013 (Unaudited) and December 31, 2012

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2013	2012

Assets

Cash and due from banks	$1,992	$2,468
Interest earning deposits with banks	9,413	17,956
Cash and cash equivalents	11,405	20,424
Securities available for sale	146,281	120,206
Loans receivable, net of allowance for loan losses of $4,670 and $5,350	334,291	333,801
Federal bank stocks, at cost	3,440	2,885
Bank-owned life insurance	10,236	10,072
Accrued interest receivable	1,582	1,533
Premises and equipment, net	11,095	9,180
Goodwill	3,664	3,664
Core deposit intangible, net	1,090	1,235
Prepaid expenses and other assets	6,540	6,014
Total Assets	$529,624	$509,014

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$106,433	$98,559
Interest bearing	343,064	333,900
Total deposits	449,497	432,459
Short-term borrowed funds	5,500	-
Long-term borrowed funds	20,000	20,000
Accrued interest payable	377	442
Accrued expenses and other liabilities	4,637	4,388
Total Liabilities	480,011	457,289

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $10,000 liquidation value, 10,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,864,175 and 1,861,425 shares issued; 1,762,158 and 1,759,408 shares outstanding	2,330	2,327
Additional paid-in capital	19,385	19,270
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	22,514	21,672
Accumulated other comprehensive income (loss)	(2,502)	570
Total Stockholders' Equity	49,613	51,725
Total Liabilities and Stockholders' Equity	$529,624	$509,014

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and six months ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans receivable, including fees	$4,098	$4,288	$8,297	$8,600
Securities:
Taxable	470	578	887	1,147
Exempt from federal income tax	295	288	562	586
Federal bank stocks	17	15	35	31
Interest earning deposits with banks	18	29	31	50
Total interest and dividend income	4,898	5,198	9,812	10,414

Interest expense:
Deposits	805	1,027	1,643	2,096
Borrowed funds	194	235	392	470
Total interest expense	999	1,262	2,035	2,566

Net interest income	3,899	3,936	7,777	7,848
Provision for loan losses	153	115	295	228

Net interest income after provision for loan losses	3,746	3,821	7,482	7,620

Noninterest income:
Fees and service charges	428	375	826	731
Commissions on financial services	76	139	139	225
Title premiums	27	16	49	33
Net gain on sales of available for sale securities	99	538	184	962
Earnings on bank-owned life insurance	96	62	192	124
Other	305	291	571	565
Total noninterest income	1,031	1,421	1,961	2,640

Noninterest expense:
Compensation and employee benefits	1,932	1,867	3,837	3,810
Premises and equipment	527	500	1,069	1,019
Intangible asset amortization	73	93	145	186
Professional fees	178	175	355	375
Federal deposit insurance	102	94	208	190
Other	820	835	1,593	1,618
Total noninterest expense	3,632	3,564	7,207	7,198

Income before provision for income taxes	1,145	1,678	2,236	3,062
Provision for income taxes	206	422	439	768

Net income	939	1,256	1,797	2,294
Preferred stock dividends	125	125	250	250

Net income available to common stockholders	$814	$1,131	$1,547	$2,044

Basic earnings per common share	$0.46	$0.65	$0.88	$1.17
Diluted earnings per common share	0.46	0.65	0.87	1.17

Average common shares outstanding	1,762,158	1,751,908	1,761,546	1,751,908

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and six months ended June 30, 2013 and 2012

(Dollar amounts in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$939	$1,256	$1,797	$2,294

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	(4,110)	645	(4,471)	444
Reclassification adjustment for gains included in net income	(99)	(538)	(184)	(962)
	(4,209)	107	(4,655)	(518)
Tax effect	1,431	(37)	1,583	176

Net of tax	(2,778)	70	(3,072)	(342)

Comprehensive income (loss)	$(1,839)	$1,326	$(1,275)	$1,952

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$1,797	$2,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	336	347
Provision for loan losses	295	228
Amortization of premiums, net	90	98
Amortization of intangible assets and mortgage servicing rights	145	189
Realized gains on sales of available for sale securities, net	(184)	(962)
Net (gains) losses on foreclosed real estate	(12)	16
Restricted stock and stock option compensation	98	60
Increase in bank-owned life insurance, net	(164)	(107)
Increase in accrued interest receivable	(49)	(53)
(Increase) decrease in prepaid expenses and other assets	1,111	(293)
Decrease in accrued interest payable	(65)	(15)
Increase in accrued expenses and other liabilities	250	130
Net cash provided by operating activities	3,648	1,932

Cash flows from investing activities
Loan originations and principal collections, net	(1,055)	(14,033)
Available for sale securities:
Sales	3,314	5,596
Maturities, repayments and calls	26,304	41,075
Purchases	(60,116)	(82,278)
(Purchase) redemption of federal bank stocks	(555)	261
Proceeds from the sale of foreclosed real estate	70	248
Write-down of foreclosed real estate	19	-
Purchases of premises and equipment	(2,251)	(225)
Net cash used in investing activities	(34,270)	(49,356)

Cash flows from financing activities
Net increase in deposits	17,038	46,942
Net change in short-term borrowings	5,500	-
Proceeds from exercise of stock options, inlcuding tax benefit	20	-
Dividends paid	(955)	(880)
Net cash provided by financing activities	21,603	46,062

Decrease in cash and cash equivalents	(9,019)	(1,362)
Cash and cash equivalents at beginning of period	20,424	28,193
Cash and cash equivalents at end of period	$11,405	$26,831

Supplemental information:
Interest paid	$2,100	$2,581
Income taxes paid	140	1,020

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	92	264

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance at beginning of period	$51,866	$50,945	$51,725	$50,730

Net income	939	1,256	1,797	2,294

Other comprehensive income (loss)	(2,778)	70	(3,072)	(342)

Stock compensation expense	63	31	98	60

Dividends declared on preferred stock	(125)	(125)	(250)	(250)

Dividends declared on common stock	(352)	(315)	(705)	(630)

Exercise of stock options, including tax benefit	-	-	20	-

Balance at end of period	$49,613	$51,862	$49,613	$51,862

Common cash dividend per share	$0.20	$0.18	$0.40	$0.36

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Emclaire Financial Corp (the Corporation) is a Pennsylvania corporation and the holding company of The Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company). The Corporation provides a variety of financial services to individuals and businesses through its offices in Western Pennsylvania. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million. The issuance was pursuant to the U.S. Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encouraged lending to small businesses by providing capital to qualified community banks with assets less than $10.0 billion. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future periods is set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and will be fixed at a rate of 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The dividend rate was 5.0% for the quarters ended June 30, 2013 and 2012. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings per common share - basic

Net income	$939	$1,256	$1,797	$2,294
Less: Preferred stock dividends	125	125	250	250

Net income available to common stockholders	$814	$1,131	$1,547	$2,044

Average common shares outstanding	1,762,158	1,751,908	1,761,546	1,751,908

Basic earnings per common share	$0.46	$0.65	$0.88	$1.17

Earnings per common share - diluted

Net income available to common stockholders	$814	$1,131	$1,547	$2,044

Average common shares outstanding	1,762,158	1,751,908	1,761,546	1,751,908
Add: Dilutive effects of assumed exercises of restricted stock and stock options	14,223	-	13,350	-

Average shares and dilutive potential common shares	1,776,381	1,751,908	1,774,896	1,751,908

Diluted earnings per common share	$0.46	$0.65	$0.87	$1.17

Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	84,000	67,000	84,000

4.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
June 30, 2013:
U.S. Treasury and federal agency	$6,958	$-	$(208)	$6,750
U.S. government sponsored entities and agencies	27,635	-	(723)	26,912
Mortgage-backed securities: residential	15,011	590	-	15,601
Collateralized mortgage obligations: residential	45,807	39	(1,144)	44,702
State and political subdivisions	45,606	1,126	(841)	45,891
Corporate debt securities	3,979	26	(19)	3,986
Equity securities	2,356	103	(20)	2,439
	$147,352	$1,884	$(2,955)	$146,281
December 31, 2012:
U.S. Treasury and federal agency	$3,959	$8	$-	$3,967
U.S. government sponsored entities and agencies	28,030	132	-	28,162
Mortgage-backed securities: residential	21,137	1,587	-	22,724
Collateralized mortgage obligations: residential	22,508	47	(80)	22,475
State and political subdivisions	34,904	1,862	(1)	36,765
Corporate debt securities	3,728	34	(1)	3,761
Equity securities	2,356	4	(8)	2,352
	$116,622	$3,674	$(90)	$120,206

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$2,551	$2,579
Due after one year through five years	29,789	29,710
Due after five through ten years	46,400	46,117
Due after ten years	5,438	5,133
Mortgage-backed securities: residential	15,011	15,601
Collateralized mortgage obligations: residential	45,807	44,702
	$144,996	$143,842

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2013:
U.S. Treasury and federal agency	$6,458	$(208)	$-	$-	$6,458	$(208)
U.S. government sponsored entities and agencies	27,635	(723)	-	-	27,635	$(723)
Collateralized mortgage obligations: residential	36,432	(1,144)	-	-	36,432	$(1,144)
State and political subdivisions	16,281	(841)	-	-	16,281	(841)
Corporate debt securities	1,006	(19)	-	-	1,006	(19)
Equity securities	950	(20)	-	-	950	(20)
	$88,762	$(2,955)	$-	$-	$88,762	$(2,955)

December 31, 2012:
Collateralized mortgage obligations: residential	$10,698	$(80)	$-	$-	$10,698	$(80)
State and political subdivisions	521	(1)	-	-	521	(1)
Corporate debt securities	500	(1)	-	-	500	(1)
Equity securities	493	(8)	-	-	493	(8)
	$12,212	$(90)	$-	$-	$12,212	$(90)

Gains on sales of available for sale securities for the three and six month periods ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Proceeds	$1,539	$4,484	$3,314	$5,596
Gains	99	538	184	962
Tax provision related to gains	34	183	63	327

4.	Securities (continued)

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

There was one equity security in an unrealized loss position as of June 30, 2013. This security has been in an unrealized loss position for less than 12 months and was valued at 98% of its cost basis as of June 30, 2013. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment securities are in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and all other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of June 30, 2013 to be other-than-temporarily impaired.

There were 123 debt securities in an unrealized loss position as of June 30, 2013, all of which were in an unrealized loss position for less than 12 months. Of these securities, 12 were U.S. Treasury securities, 19 were U.S. agency securities, 24 were collateralized mortgage obligations, 64 were state and political subdivision securities and 4 were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2013 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2013	2012

Mortgage loans on real estate:
Residential first mortgages	$93,338	$97,246
Home equity loans and lines of credit	86,774	85,615
Commercial real estate	97,168	98,823
	277,280	281,684
Other loans:
Commercial business	51,337	45,581
Consumer	10,344	11,886
	61,681	57,467
Total loans, gross	338,961	339,151
Less allowance for loan losses	4,670	5,350
Total loans, net	$334,291	$333,801

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of June 30, 2013			ended June 30, 2013
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$81	$81	$20	$40	$2	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,665	2,724	214	3,364	5	5
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,746	$2,805	$234	$3,404	$7	$7

	For the six months
	ended June 30, 2013
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$27	$2	$2
Home equity and lines of credit	-	-	-
Commercial real estate	3,599	9	9
Commercial business	-	-	-
Consumer	-	-	-
Total	$3,626	$11	$11

	Impaired Loans with No Specific Allowance
			For the three months
	As of June 30, 2013		ended June 30, 2013
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,061	662	563	2	2
Commercial business	356	356	360	-	-
Consumer	1,348	1,348	1,469	-	-
Total	$2,765	$2,366	$2,392	$2	$2

	For the six months
	ended June 30, 2013
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	544	3	3
Commercial business	363	-	-
Consumer	1,529	-	-
Total	$2,436	$3	$3

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012:

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

At June 30, 2013 and December 31, 2012, the Corporation had $2.1 million and $2.3 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At June 30, 2013 and December 31, 2012, the Corporation had $55,000 and $36,000, respectively, of the allowance for loan losses allocated to these specific loans. At June 30, 2012, the Corporation had $796,000 of loans classified as TDRs with $36,000 of the allowance for loan losses allocated to these specific loans.

During the six month period ended June 30, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term. At June 30, 2013, the Corporation had $20,000 of the allowance for loan losses allocated to this specific loan. During the six month period ended June 30, 2012, the Corporation did not modify any additional loans as TDRs.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

During the six month periods ended June 30, 2013 and 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

June 30, 2013:
Residential first mortgages	$93,068	$-	$-	$270	$-	$93,338
Home equity and lines of credit	86,570	-	-	204	-	86,774
Commercial real estate	-	89,049	508	7,611	-	97,168
Commercial business	-	48,076	723	2,538	-	51,337
Consumer	8,996	-	-	1,348	-	10,344
Total	$188,634	$137,125	$1,231	$11,971	$-	$338,961

December 31, 2012:
Residential first mortgages	$96,713	$-	$-	$533	$-	$97,246
Home equity and lines of credit	85,443	-	-	172	-	85,615
Commercial real estate	-	88,944	1,658	6,870	1,351	98,823
Commercial business	-	42,417	2,157	1,007	-	45,581
Consumer	10,236	-	-	1,650	-	11,886
Total	$192,392	$131,361	$3,815	$10,232	$1,351	$339,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

June 30, 2013:
Residential first mortgages	$90,251	$2,530	$197	$41	$319	$93,338
Home equity and lines of credit	85,968	530	73	61	142	86,774
Commercial real estate	93,974	132	-	-	3,062	97,168
Commercial business	50,618	363	-	-	356	51,337
Consumer	8,990	4	2	-	1,348	10,344
Total loans	$329,801	$3,559	$272	$102	$5,227	$338,961

December 31, 2012:
Residential first mortgages	$95,001	$1,272	$440	$-	$533	$97,246
Home equity and lines of credit	84,592	669	157	-	197	85,615
Commercial real estate	94,485	50	49	21	4,218	98,823
Commercial business	44,915	297	-	-	369	45,581
Consumer	10,172	41	23	-	1,650	11,886
Total loans	$329,165	$2,329	$669	$21	$6,967	$339,151

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2013:
Residential first mortgages	$89	$-	$-	$230	$319
Home equity and lines of credit	-	-	-	142	142
Commercial real estate	440	2,283	-	339	3,062
Commercial business	70	-	-	286	356
Consumer	1,348	-	-	-	1,348
Total loans	$1,947	$2,283	$-	$997	$5,227

December 31, 2012:
Residential first mortgages	$-	$-	$-	$533	$533
Home equity and lines of credit	-	25	-	172	197
Commercial real estate	469	3,386	10	353	4,218
Commercial business	78	-	-	291	369
Consumer	1,650	-	-	-	1,650
Total loans	$2,197	$3,411	$10	$1,349	$6,967

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

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2013:
Allowance for loan losses:
Beginning Balance	$807	$727	$3,189	$702	$63	$5,488
Charge-offs	(12)	-	(941)	-	(25)	(978)
Recoveries	-	-	2	-	5	7
Provision	(23)	(106)	297	(25)	10	153
Ending Balance	$772	$621	$2,547	$677	$53	$4,670

Six months ended June 30, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(17)	-	(941)	-	(56)	(1,014)
Recoveries	1	-	4	-	34	39
Provision	(40)	(109)	394	41	9	295
Ending Balance	$772	$621	$2,547	$677	$53	$4,670

At June 30, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	20	-	214	-	-	234
Collectively evaluated for impairment	752	621	2,333	677	53	4,436

Total loans:
Individually evaluated for impairment	81	-	3,386	356	1,348	5,171
Collectively evaluated for impairment	93,257	86,774	93,782	50,981	8,996	333,790

At December 31, 2012:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,448	-	-	1,448
Collectively evaluated for impairment	828	730	1,642	636	66	3,902

Total loans:
Individually evaluated for impairment	-	-	4,573	369	1,650	6,592
Collectively evaluated for impairment	97,246	85,615	94,250	45,212	10,236	332,559

Three months ended June 30, 2012:
Allowance for loan losses:
Beginning Balance	$856	$413	$1,723	$586	$64	$3,642
Charge-offs	(15)	(4)	(36)	(10)	(11)	(76)
Recoveries	7	20	2	-	5	34
Provision	4	39	146	(80)	6	115
Ending Balance	$852	$468	$1,835	$496	$64	$3,715

Six months ended June 30, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(65)	(40)	(36)	(10)	(37)	(188)
Recoveries	83	27	4	15	10	139
Provision	2	161	130	(99)	34	228

Ending Balance	$852	$468	$1,835	$496	$64	$3,715

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

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	2,937	4,027	2,792
Total	$7,691	$2,937	$7,691	$2,792

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No goodwill impairment charges were recorded during 2012 or in the first six months of 2013. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2013, the Corporation recorded intangible amortization expense totaling $73,000 and $145,000, respectively, compared to $93,000 and $186,000, respectively, for the same periods in the prior year.

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

A summary of option activity under the Plan as of June 30, 2013, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2013	86,250	$24.79	$-	4.9
Granted	-	-	-	-
Exercised	(1,500)	13.50	-	-
Forfeited	(5,500)	25.28	-	-
Outstanding as of June 30, 2013	79,250	$24.97	$65,295	4.3
Exercisable as of June 30, 2013	76,500	$25.27	$43,150	4.2

7.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested option shares as of June 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2013	2,750	$2.43
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2013	2,750	$2.43

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2013	25,650	$17.30
Granted	-	-
Vested	(1,250)	13.60
Forfeited	-	-
Nonvested as of June 30, 2013	24,400	$17.49

For the three and six month periods ended June 30, 2013, the Corporation recognized $63,000 and $98,000, respectively, in stock compensation expense, compared to $31,000 and $60,000, respectively, for the same periods in 2012. As of June 30, 2013, there was $224,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.4 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2013, the fair value of impaired loans consists of loan balances of $2.8 million, net of a valuation allowance of $234,000, compared to loan balances of $4.1 million, net of a valuation allowance of $1.4 million, at December 31, 2012. There was $20,000 of additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2013. There was no additional provision for loan losses recorded for impaired loans during the three months ended June 30, 2012. Additional provision for loan losses of $64,000 was recorded during the six months ended June 30, 2012 for impaired loans.

9.	Fair Value (continued)

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $35,000, which was made up of the outstanding balance of $50,000 and write-downs of $15,000, compared to a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and write-downs of $5,000 at December 31, 2012.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2013:
U.S. Treasury and federal agency	$6,750	$6,750	$-	$-
U.S. government sponsored entities and agencies	26,912	-	26,912	-
Mortgage-backed securities: residential	15,601	-	15,601	-
Collateralized mortgage obligations: residential	44,702	-	44,702	-
State and political subdivision	45,891	-	45,891	-
Corporate debt securities	3,986	-	3,986	-
Equity securities	2,439	1,786	-	653
	$146,281	$8,536	$137,092	$653

December 31, 2012:
U.S. Treasury and federal agency	$3,967	$3,967	$-	$-
U.S. government sponsored entities and agencies	28,162	-	28,162	-
Mortgage-backed securities: residential	22,724	-	22,724	-
Collateralized mortgage obligations: residential	22,475	-	22,475	-
State and political subdivision	36,765	-	36,765	-
Corporate debt securities	3,761	-	3,761	-
Equity securities	2,352	1,699	-	653
	$120,206	$5,666	$113,887	$653

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2013, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2013 and 2012:

(Dollar amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$653	$-	$653	$-
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$653	$-	$653	$-

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2013:
Impaired commercial real estate loans	$2,510	$-	$-	$2,510
Other residential real estate owned	35	-	-	35
	$2,545	$-	$-	$2,545
December 31, 2012:
Impaired commercial real estate loans	$2,620	$-	$-	$2,620
Other residential real estate owned	45	-	-	45
	$2,665	$-	$-	$2,665

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
June 30, 2013:

Impaired commercial real estate loans	$2,510	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	0% - 20%

Other residential real estate owned	35	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2012:
Impaired commercial real estate loans	2,620	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10% - 25%

Other residential real estate owned	45	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude a $61,000 impaired residential mortgage loan classified as a troubled debt restructure which was measured at fair value using a discounted cash flow methodology.

9.	Fair Value (continued)

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $351,000 and $354,000, respectively, as of June 30, 2013 and December 31, 2012. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired loans as of June 30, 2013 and December 31, 2012 was 2% and 11%, respectively.

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

June 30, 2013:
Financial Assets:
Cash and cash equivalents	$11,405	$11,405	$11,405	$-	$-
Securities available for sale	146,281	146,281	8,536	137,092	653
Loans, net	334,291	340,484	-	-	340,484
Federal bank stock	3,440	N/A	N/A	N/A	N/A
Accrued interest receivable	1,582	1,582	35	498	1,049
	496,999	499,752	19,976	137,590	342,186
Financial Liabilities:
Deposits	449,497	451,714	331,083	120,631	-
FHLB advances	20,000	26,921	-	26,921	-
Accrued interest payable	377	377	7	370	-
	469,874	479,012	331,090	147,922	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2012:
Financial Assets:
Cash and cash equivalents	$20,424	$20,424	$20,424	$-	$-
Securities available for sale	120,206	120,206	5,666	113,887	653
Loans, net	333,801	340,840	-	-	340,840
Federal bank stock	2,885	N/A	N/A	N/A	N/A
Accrued interest receivable	1,533	1,533	23	383	1,127
	478,849	483,003	26,113	114,270	342,620
Financial Liabilities:
Deposits	432,459	436,279	300,805	135,474	-
FHLB advances	20,000	22,613	-	22,613	-
Accrued interest payable	442	442	55	387	-
	452,901	459,334	300,860	158,474	-

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at April 1, 2013	$2,071	$(1,795)	$276

Other comprehensive income before reclassification	(2,713)	-	(2,713)
Amounts reclassified from accumulated other comprehensive income	(65)	-	(65)
Net current period other comprehensive loss	(2,778)	-	(2,778)

Accumulated Other Comprehensive Income at June 30, 2013	$(707)	$(1,795)	$(2,502)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended June 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$99	Gain on sale of securities
	(34)	Tax expense
Total reclassifications for the period	$65	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive income before reclassification	(2,951)	-	(2,951)
Amounts reclassified from accumulated other comprehensive income	(121)	-	(121)
Net current period other comprehensive loss	(3,072)	-	(3,072)

Accumulated Other Comprehensive Income at June 30, 2013	$(707)	$(1,795)	$(2,502)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$184	Gain on sale of securities
	(63)	Tax expense
Total reclassifications for the period	$121	Net of tax

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2013, compared to the same periods in 2012 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 26 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $20.6 million, or 4.1%, to $529.6 million at June 30, 2013 from $509.0 million at December 31, 2012. This increase resulted primarily from increases in securities and premises and equipment of $26.1 million and $1.9 million, respectively, which was funded by a decrease in cash and due from banks of $9.0 million and increases in customer deposits and short-term borrowed funds of $17.0 million and $5.5 million, respectively. The increase in premises and equipment relates primarily to the purchase of property for the construction of a new branch office in Cranberry Township, Pennsylvania.

Total liabilities increased $22.7 million, or 5.0%, to $480.0 million at June 30, 2013 from $457.3 million at December 31, 2012, resulting primarily from the aforementioned $17.0 million increase in customer deposits, which consisted of a $7.9 million, or 8.0%, increase in noninterest bearing deposits and a $9.2 million, or 2.7%, increase in interest bearing deposits. Borrowed funds increased $5.5 million, or 27.5% as the Corporation utilized short-term advances to fund normal fluctuations in cash balances.

Stockholders’ equity decreased $2.1 million to $49.6 million at June 30, 2013 from $51.7 million at December 31, 2012. This resulted from a $3.1 million decrease in accumulated other comprehensive income as unrealized gains on the Corporation’s securities portfolio decreased by $4.7 million following the recent rise in market interest rates. Book value and tangible book value per common share was $22.48 and $19.78, respectively, at June 30, 2013, compared to $23.72 and $20.93, respectively, at December 31, 2012.

At June 30, 2013, the Bank was considered well capitalized under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.80%, 14.75% and 16.00%, respectively, compared to 8.92%, 14.96% and 16.21%, respectively, at December 31, 2012.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for bank holding companies, such as the Corporation, effective January 1, 2015.

RESULTS OF OPERATIONS

Comparison of Results for the Three Month Periods Ended June 30, 2013 and 2012

General. Net income before preferred stock dividends decreased $317,000, or 25.2%, to $939,000 for the three months ended June 30, 2013 from $1.3 million for the same period in 2012. This decrease was the result of decreases in net interest income and noninterest income of $37,000 and $390,000, respectively, and increases in the provision for loan losses and noninterest expense of $38,000 and $68,000, respectively, partially offset by a decrease in the provision for income taxes of $216,000.

Net interest income. Net interest income on a tax equivalent basis decreased $34,000, or 1.0%, to $4.1 million for the three months ended June 30, 2013. This decrease can be attributed to a decrease in tax equivalent interest income of $297,000, partially offset by a decrease in interest expense of $263,000.

Interest income. Interest income on a tax equivalent basis decreased $297,000, or 5.5%, to $5.1 million for the three months ended June 30, 2013 compared to $5.4 million for the three months ended June 30, 2012. This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $186,000, $102,000 and $11,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $2,000.

Tax equivalent interest earned on loans receivable decreased $186,000, or 4.3%, to $4.2 million for the three months ended June 30, 2013 compared to $4.4 million for the three months ended June 30, 2012. This decrease resulted from a 42 basis points decline in the average yield on loans to 4.95% for the three months ended June 30, 2013, versus 5.37% for the same period in 2012. This unfavorable yield variance accounted for a $337,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $11.6 million, or 3.6%, accounting for an increase of $151,000 in loan interest income. Management’s strategy to increase loan production capacity, which includes the expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Tax equivalent interest earned on securities decreased $102,000, or 10.3%, to $885,000 for the three months ended June 30, 2013 as compared to $987,000 for the three months ended June 30, 2012. This decrease resulted from a 32 basis point decline in the average yield on securities to 2.48% for the three months ended June 30, 2013, versus 2.80% for the same period in 2012, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $111,000 decrease in interest income. Partially offsetting the unfavorable yield variance, the average balance of securities increased $1.3 million, or 1.0%, accounting for a $9,000 increase in interest income.

Interest expense. Interest expense decreased $263,000, or 20.8%, to $1.0 million for the three months ended June 30, 2013 from $1.3 million for the same period in 2012. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $222,000 and $41,000, respectively.

Interest expense incurred on deposits decreased $222,000, or 21.6%, to $805,000 for the three months ended June 30, 2013 compared to $1.0 million for the same period in 2012. The average cost of interest-bearing deposits decreased 21 basis points to 0.93% for the three months ended June 30, 2013, compared to 1.14% for the same period in 2012, resulting in a $180,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during late 2012 and the first six months of 2013 in the overall low interest-rate environment. Additionally, the average balance of interest-bearing deposits decreased $15.4 million, or 4.3%, to $345.5 million for the three months ended June 30, 2013, compared to $360.9 million for the same period in 2012 causing a $42,000 decrease in interest expense. Average noninterest bearing deposits increased $10.4 million, or 10.9%, to $105.7 million from $95.3 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $41,000, or 17.4%, to $194,000 for the three months ended June 30, 2013, compared to $235,000 for the same period in the prior year. The average cost of borrowed funds decreased 111 basis points to 3.62% for the three months ended June 30, 2013, compared to 4.73% for the same period in 2012, causing a $57,000 decrease in interest expense. This was primarily the result of the Corporation having exchanged and modified $15.0 million of the $20.0 million in outstanding Federal Home Loan Bank (FHLB) advances during the fourth quarter of 2012. The three $5.0 million advances with original rates of 4.98%, 4.83% and 4.68%, respectively, were exchanged for three $5.0 million advances each with a rate of 0.93% and a term of five years. Prepayment penalties associated with the three modified advances totaled $2.3 million and were cash-settled with the FHLB at the time of the modification. The Corporation is amortizing this prepayment penalty over the life of the new advances. Partially offsetting the favorable rate variance, the average balance of borrowed funds increased $1.4 million, or 7.2%, to $21.4 million for the three months ended June 30, 2013, compared to $20.0 million for the same period in 2012 causing a $16,000 increase in interest expense.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$318,536	$3,928	4.95%	$304,838	$4,124	5.44%
Loans, tax exempt	19,217	243	5.06%	21,303	233	4.40%
Total loans receivable	337,753	4,171	4.95%	326,141	4,357	5.37%

Securities, taxable	100,690	470	1.87%	105,263	578	2.21%
Securities, tax exempt	42,346	415	3.93%	36,522	409	4.50%
Total securities	143,036	885	2.48%	141,785	987	2.80%

Interest-earning deposits with banks	16,628	18	0.43%	38,387	29	0.30%
Federal bank stocks	2,935	17	2.32%	3,444	15	1.75%
Total interest-earning other assets	19,563	35	0.72%	41,831	44	0.42%

Total interest-earning assets	500,352	5,091	4.08%	509,757	5,388	4.25%
Cash and due from banks	2,062			2,507
Other noninterest-earning assets	27,241			20,452

Total Assets	$529,655			$532,716

Interest-bearing liabilities:
Interest-bearing demand deposits	$225,068	$94	0.17%	$219,777	$122	0.22%
Time deposits	120,455	711	2.37%	141,133	905	2.58%
Total interest-bearing deposits	345,523	805	0.93%	360,910	1,027	1.14%

Borrowed funds, short-term	1,447	1	0.25%	-	-	0.00%
Borrowed funds, long-term	20,000	193	3.86%	20,000	235	4.73%
Total borrowed funds	21,447	194	3.62%	20,000	235	4.73%

Total interest-bearing liabilities	366,970	999	1.09%	380,910	1,262	1.33%

Noninterest-bearing demand deposits	105,684	-	-	95,275	-	-

Funding and cost of funds	472,654	999	0.85%	476,185	1,262	1.07%

Other noninterest-bearing liabilities	5,195			4,926

Total Liabilities	477,849			481,111
Stockholders' Equity	51,806			51,605

Total Liabilities and Stockholders' Equity	$529,655			$532,716
Net interest income		$4,092			$4,126

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.99%			2.92%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.28%			3.26%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$151	$(337)	$(186)
Securities	9	(111)	(102)
Interest-earning deposits with banks	(20)	9	(11)
Federal bank stocks	(2)	4	2

Total interest-earning assets	138	(435)	(297)

Interest expense:
Interest-bearing deposits	(42)	(180)	(222)
Borrowed funds	16	(57)	(41)

Total interest-bearing liabilities	(26)	(237)	(263)

Net interest income	$164	$(198)	$(34)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the quarter ended June 30, 2013 and 2012 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	June 30,
	2013	2012
Balance at the beginning of the period	$5,488	$3,642
Provision for loan losses	153	115
Charge-offs	(978)	(76)
Recoveries	7	34
Balance at the end of the period	$4,670	$3,715

Nonperforming loans	$5,329	$3,904
Nonperforming assets	5,564	4,211
Nonperforming loans to total loans	1.57%	1.18%
Nonperforming assets to total assets	1.05%	0.78%
Allowance for loan losses to total loans	1.38%	1.13%
Allowance for loan losses to non-performing loans	87.63%	95.16%

Nonperforming loans increased $1.4 million to $5.3 million at June 30, 2013 from $3.9 million at June 30, 2012. The increase in nonperforming loans was primarily due to a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 due to cash flow considerations, weakened financial condition of the principals and guarantors and updated appraisal information. Partially offsetting this addition were principal reductions resulting from credit workouts and repayments and a $941,000 partial charge-off in the second quarter of 2013 of the aforementioned loan for which a specific reserve of $1.4 million was established in the third quarter of 2012. Of the $5.3 million in nonperforming loans, the Corporation continues to receive payments on $4.2 million. During the three months ended June 30, 2013, nonperforming loans decreased $1.5 million to $5.3 million from $6.8 million at March 31, 2013.

As of June 30, 2013, the Corporation’s classified and criticized assets amounted to $13.2 million, or 2.5% of total assets, with $12.0 million classified as substandard and $1.2 million identified as special mention. This compares to classified and criticized assets of $15.4 million, or 3.0% of total assets, with $10.2 million classified as substandard, $3.8 million identified as special mention and $1.4 million classified as doubtful at December 31, 2012. The overall decrease in criticized and classified assets was primarily the result of the aforementioned partial charge-off and principal reductions resulting from credit workouts and repayments.

The provision for loan losses increased $38,000, or 33.0%, to $153,000 for the three months ended June 30, 2013 from $115,000 for the same period in the prior year as average loans receivable increased $11.6 million, or 3.6%, to $337.8 million for the three months ended June 30, 2013 compared to $326.1 million for the same period in 2012. Net charge-offs for the three month period ended June 30, 2013 were $971,000, compared to $42,000 for the same period in 2012 due to the aforementioned partial charge-off. This loan had sufficient specific reserves allocated to cover the charge-off, however, the charge-off negatively impacted the historical loss factors requiring additional provision for loan losses for the commercial real estate loan portfolio.

Noninterest income. Noninterest income decreased $390,000, or 27.5%, to $1.0 million during the three months ended June 30, 2013, compared to $1.4 million for the same period in the prior year. This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $439,000 and $63,000, respectively. During the quarter ended June 30, 2013, the Corporation realized securities gains of $99,000 related to the sale of certain mortgage-backed securities that were experiencing accelerated prepayments. During the same period in 2012, the Corporation realized securities gains of $538,000 related to the sale of U.S. Treasury securities. Partially offsetting these decreases, fees and service charges and earnings on bank-owned life insurance increased by $53,000 and $34,000, respectively. During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million. Excluding security gains, noninterest income increased $49,000, or 5.5%, to $932,000 during the three months ended June 30, 2013, compared to $883,000 for the same period in the prior year.

Noninterest expense. Noninterest expense increased $68,000, or 1.9%, to $3.6 million for the three months ended June 30, 2013. This increase in noninterest expense can be attributed to increases in compensation and employee benefits expense, premise and equipment expense, professional fees and FDIC expense of $65,000, $27,000, $3,000 and $8,000, respectively, partially offset by decreases in intangible amortization and other noninterest expense of $20,000 and $15,000, respectively.

Compensation and employee benefits expense increased $65,000, or 3.5%, to $1.9 million for the three months ended June 30, 2013. This increase can be primarily attributed to normal salary and wage increases of $111,000 and increases in stock compensation expense and recruitment and hiring expenses of $32,000 and $31,000, respectively, partially offset by a $39,000 reduction in employee retirement expense related to the pension plan freeze and decreases of $20,000 and $42,000, respectively in incentive compensation and employee insurance expense.

Premise and equipment expense increased $27,000, or 5.4%, to $527,000 for the three months ended June 30, 2013 from $500,000 for the same period in the prior year. This increase can be primarily attributed to increases of $7,000, $6,000 $5,000 and $5,000 in office rent, utility expense, real estate taxes and equipment repairs, respectively.

The Corporation recognized $73,000 of core deposit intangible amortization expense during the second quarter of 2013 compared to $93,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance increased $8,000, or 8.5%, to $102,000 for the three months ended June 30, 2013, compared to $94,000 for the same period in the prior year. This was the result of prior period increases in nonperforming assets, which negatively impacted certain ratios used in calculating the FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes decreased $216,000, or 51.2%, to $206,000 for the three months ended June 30, 2013 compared to $422,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 18.0% for the second quarter of 2013 from 25.1% for the same quarter in the prior year due to a decrease in taxable income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 18.0% for the quarter ended June 30, 2013, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Month Periods Ended June 30, 2013 and 2012

General. Net income before preferred stock dividends decreased $497,000, or 21.7%, to $1.8 million for the six months ended June 30, 2013 from $2.3 million for the same period in 2012. This decrease was the result of decreases in net interest income and noninterest income of $71,000 and $679,000, respectively, and increases in the provision for loan losses and noninterest expense of $67,000 and $9,000, respectively, partially offset by a decrease in the provision for income taxes of $329,000.

Net interest income. Net interest income on a tax equivalent basis decreased $82,000, or 1.0%, to $8.1 million for the six months ended June 30, 2013 from $8.2 million for the same period in 2012. This decrease can be attributed to a decrease in tax equivalent interest income of $613,000, partially offset by a decrease in interest expense of $531,000.

Interest income. Interest income on a tax equivalent basis decreased $613,000, or 5.7%, to $10.2 million for the six months ended June 30, 2013 compared to $10.8 million for the six months ended June 30, 2012. This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $298,000, $300,000 and $19,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $4,000.

Tax equivalent interest earned on loans receivable decreased $289,000, or 3.4%, to $8.4 million for the six months ended June 30, 2013 compared to $8.7 million for the six months ended June 30, 2012. This decrease resulted from a 43 basis point decline in the average yield on loans to 5.00% for the six months ended June 30, 2013, versus 5.43% for the same period in 2012. This unfavorable yield variance accounted for a $733,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $16.7 million, or 5.1%, accounting for an increase of $435,000 in loan interest income. Management’s strategy to increase loan production capacity, which includes the expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Tax equivalent interest earned on securities decreased $300,000, or 15.2%, to $1.7 million for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012. This decrease resulted from a 31 basis point decline in the average yield on securities to 2.63% for the six months ended June 30, 2013, versus 2.94% for the same period in 2012, due primarily to calls of higher-yielding securities. This unfavorable yield variance accounted for a $206,000 decrease in interest income. Additionally, the average balance of securities decreased $6.7 million, or 4.9%, accounting for a $94,000 decrease in interest income.

Interest expense. Interest expense decreased $531,000, or 20.7%, to $2.0 million for the six months ended June 30, 2013 from $2.6 million for the same period in 2012. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $453,000 and $78,000, respectively.

Interest expense incurred on deposits decreased $453,000, or 21.6%, to $1.6 million for the six months ended June 30, 2013 compared to $2.1 million for the same period in 2012. The average cost of interest-bearing deposits decreased 22 basis points to 0.99% for the three months ended June 30, 2013, compared to 1.21% for the same period in 2012, resulting in a $379,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during late 2012 and the first six months of 2013 in the overall low interest-rate environment. Additionally, the average balance of interest-bearing deposits decreased $12.7 million, or 3.7%, to $335.5 million for the six months ended June 30, 2013, compared to $348.2 million for the same period in 2012, causing a $74,000 decrease in interest expense. Average noninterest bearing deposits increased $11.2 million, or 12.3%, to $102.5 million from $91.3 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $78,000, or 16.6%, to $392,000 for the six months ended June 30, 2013, compared to $470,000 for the same period in the prior year. The average cost of borrowed funds decreased 94 basis points to 3.79% for the six months ended June 30, 2013, compared to 4.73% for the same period in 2012, causing a $97,000 decrease in interest expense. This was primarily the result of the Corporation having exchanged and modified $15.0 million of the $20.0 million in outstanding Federal Home Loan Bank (FHLB) advances during the fourth quarter of 2012. The three $5.0 million advances with original rates of 4.98%, 4.83% and 4.68%, respectively, were exchanged for three $5.0 million advances each with a rate of 0.93% and a term of five years. Prepayment penalties associated with the three modified advances totaled $2.3 million and were cash-settled with the FHLB at the time of the modification. The Corporation is amortizing this prepayment penalty over the life of the new advances. Partially offsetting the favorable rate variance, the average balance of borrowed funds increased $822,000, or 4.1%, to $20.8 million for the six months ended June 30, 2013, compared to $20.0 million for the same period in 2012, causing a $19,000 increase in interest expense.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$322,241	$7,977	4.99%	$303,024	$8,281	5.50%
Loans, tax exempt	18,019	458	5.13%	20,581	452	4.42%
Total loans receivable	340,260	8,435	5.00%	323,605	8,733	5.43%

Securities, taxable	89,182	887	2.01%	98,532	1,147	2.34%
Securities, tax exempt	39,455	792	4.05%	36,770	832	4.55%
Total securities	128,637	1,679	2.63%	135,302	1,979	2.94%

Interest-earning deposits with banks	15,196	31	0.41%	30,381	50	0.33%
Federal bank stocks	2,897	35	2.44%	3,527	31	1.77%
Total interest-earning cash equivalents	18,093	66	0.74%	33,908	81	0.48%

Total interest-earning assets	486,990	10,180	4.22%	492,815	10,793	4.40%
Cash and due from banks	1,996			2,562
Other noninterest-earning assets	26,755			20,584

Total assets	$515,741			$515,961

Interest-bearing liabilities:
Interest-bearing demand deposits	$211,812	$164	0.16%	$205,326	$225	0.22%
Time deposits	123,698	1,479	2.41%	142,901	1,871	2.63%
Total interest-bearing deposits	335,510	1,643	0.99%	348,227	2,096	1.21%

Borrowed funds, long-term	20,000	391	3.94%	20,000	470	4.73%
Borrowed funds, short-term	822	1	0.26%	-	-	0.00%
Total borrowed funds	20,822	392	3.79%	20,000	470	4.73%

Total interest-bearing liabilities	356,332	2,035	1.15%	368,227	2,566	1.40%
Noninterest-bearing demand deposits	102,467	-	-	91,262	-	-

Funding and cost of funds	458,799	2,035	0.89%	459,489	2,566	1.12%
Other noninterest-bearing liabilities	5,142			5,085

Total liabilities	463,941			464,574
Stockholders' equity	51,800			51,387

Total liabilities and stockholders' equity	$515,741			$515,961
Net interest income		$8,145			$8,227

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.07%			3.00%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.37%			3.36%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$435	$(733)	$(298)
Securities	(94)	(206)	(300)
Interest-earning deposits with banks	(29)	10	(19)
Federal bank stocks	(6)	10	4
Total interest-earning assets	306	(919)	(613)

Interest expense:
Deposits	(74)	(379)	(453)
Borrowed funds	19	(97)	(78)
Total interest-bearing liabilities	(55)	(476)	(531)

Net interest income	$361	$(443)	$(82)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2013 and 2012 is as follows:

(Dollar amounts in thousands)	At or for the six months ended
	June 30,
	2013	2012
Balance at the beginning of the period	$5,350	$3,536
Provision for loan losses	295	228
Charge-offs	(1,014)	(188)
Recoveries	39	139
Balance at the end of the period	$4,670	$3,715

Non-performing loans	$5,329	$3,904
Non-performing assets	5,564	4,211
Non-performing loans to total loans	1.57%	1.18%
Non-performing assets to total assets	1.05%	0.78%
Allowance for loan losses to total loans	1.38%	1.13%
Allowance for loan losses to non-performing loans	87.63%	95.16%

Nonperforming loans increased $1.4 million to $5.3 million at June 30, 2013 from $3.9 million at June 30, 2012. The increase in nonperforming loans was primarily due to a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 due to cash flow considerations, weakened financial condition of the principals and guarantors and updated appraisal information. Partially offsetting this addition were principal reductions resulting from credit workouts and repayments and a $941,000 partial charge-off in the second quarter of 2013 of the aforementioned loan for which a specific reserve of $1.4 million was established in the third quarter of 2012. Of the $5.3 million in nonperforming loans, the Corporation continues to receive payments on $4.2 million. During the six months ended June 30, 2013, nonperforming loans decreased $1.7 million to $5.3 million from $7.0 million at December 31, 2012.

As of June 30, 2013, the Corporation’s classified and criticized assets amounted to $13.2 million, or 2.5% of total assets, with $12.0 million classified as substandard and $1.2 million identified as special mention. This compares to classified and criticized assets of $15.4 million, or 3.0% of total assets, with $10.2 million classified as substandard, $3.8 million identified as special mention and $1.4 million classified as doubtful at December 31, 2012. The overall decrease in criticized and classified assets was primarily the result of the aforementioned partial charge-off and principal reductions resulting from credit workouts and repayments.

The provision for loan losses increased $67,000, or 29.4%, to $295,000 for the six months ended June 30, 2013 from $228,000 for the same period in the prior year as average loans receivable increased $16.7 million, or 5.1%, to $340.3 million for the six months ended June 30, 2013 compared to $323.6 million for the same period in 2012. Net charge-offs for the six months ended June 30, 2013 were $975,000, compared to $49,000 for the same period in 2012 due to the aforementioned partial charge-off. This loan had sufficient specific reserves allocated to cover the charge-off, however, the charge-off negatively impacted the historical loss factors requiring additional provision for loan losses for the commercial real estate loan portfolio.

Noninterest income. Noninterest income decreased $679,000, or 25.7%, to $2.0 million during the six months ended June 30, 2013, compared to $2.6 million for the same period in the prior year. This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $778,000 and $86,000, respectively. During the six months ended June 30, 2013, the Corporation realized securities gains of $184,000 related to the sale of certain mortgage-backed securities that were experiencing accelerated prepayments. During the same period in 2012, the Corporation realized securities gains of $962,000, $424,000 of which related to the sale of a community bank stock and $538,000 related to the sale of U.S. Treasury securities. Partially offsetting these decreases, fees and service charges and earnings on bank-owned life insurance increased by $95,000 and $68,000, respectively. During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million. Excluding securities gains, noninterest income increased $99,000, or 5.9%, to $1.8 million during the six months ended June 30, 2013, compared to $1.7 million for the same period in the prior year.

Noninterest expense. Noninterest expense increased $9,000 to $7.2 million for the six months ended June 30, 2013. This increase in noninterest expense can be attributed to increases in compensation and employee benefits expense, premise and equipment expense and FDIC expense of $27,000, $50,000 and $17,000, respectively, partially offset by decreases in intangible amortization, professional fees and other noninterest expense of $40,000, $20,000 and $15,000, respectively.

Compensation and employee benefits expense increased $27,000, or 1.0%, to $3.8 million for the six months ended June 30, 2013. This increase can be primarily attributed to normal salary and wage increases of $173,000 and an increase in stock compensation expense of $38,000, partially offset by a $78,000 reduction in employee retirement expense related to the pension plan freeze and decreases of $45,000, $20,000, $18,000 and $17,000 in incentive compensation, payroll taxes, commission expense and recruitment and hiring expense, respectively.

Professional fees decreased $20,000, or 5.3%, to $355,000 for the six months ended June 30, 2013 from $375,000 for the same period in the prior year. This decrease can be primarily attributed to a $53,000 decrease in legal fees mainly related to declines in foreclosure and loan workout activity, partially offset by an increase in other professional fees of $19,000 related to information technology consulting and an increase in accounting and auditing fees of $13,000.

The Corporation recognized $145,000 of core deposit intangible amortization expense during the first six months of 2013 compared to $186,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Premises and equipment expense increased $50,000, or 4.9%, to $1.1 million for the six months ended June 30, 2013 from $1.0 million for the same period in the prior year. This increase can be primarily attributed to increases of $10,000, $8,000 $6,000 and $11,000 in office rent, utility expense, real estate taxes and equipment repairs, respectively.

FDIC insurance increased $18,000, or 9.3%, to $208,000 for the six months ended June 30, 2013, compared to $190,000 for the same period in the prior year. This was the result of prior period increases in nonperforming assets, which negatively impacted certain ratios used in calculating the FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes decreased $329,000, or 42.8%, to $439,000 for the six months ended June 30, 2013 compared to $768,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 19.6% for the first six months of 2013 from 25.1% for the same period in the prior year due to a decrease in taxable income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.6% for the period ended June 30, 2013, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2013, the Corporation used its sources of funds primarily to fund loan originations and security purchases. As of June 30, 2013, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $58.7 million, and standby letters of credit totaling $188,000.

At June 30, 2013, time deposits amounted to $118.4 million, or 26.3% of the Corporation’s total consolidated deposits, including approximately $42.4 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At June 30, 2013, the Corporation had borrowed funds of $25.5 million consisting of $20.0 million in long-term FHLB advances and $5.5 million in short-term FHLB advances. The short-term borrowed funds were utilized primarily to fund purchases of certain investment securities and to offset deposit fluctuations within the quarter. At June 30, 2013, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $151.8 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2013, the Corporation’s interest-earning assets maturing or repricing within one year totaled $153.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $161.6 million, providing an excess of interest-bearing liabilities over interest-earning assets of $8.1 million. At June 30, 2013, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 95.0%.

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

As of June 30, 2013, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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
40

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Date: August 12, 2013	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2013	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

