Form 10-Q
period 2013-09-30
EMCLAIRE FINANCIAL CORP
filed 2013-11-12
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock was 1,763,158 at November 12, 2013.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets
As of September 30, 2013 (Unaudited) and December 31, 2012
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2013	2012

Assets

Cash and due from banks	$2,184	$2,468
Interest earning deposits with banks	12,452	17,956
Cash and cash equivalents	14,636	20,424
Securities available for sale	125,325	120,206
Loans receivable, net of allowance for loan losses of $4,787 and $5,350	347,729	333,801
Federal bank stocks, at cost	3,707	2,885
Bank-owned life insurance	10,319	10,072
Accrued interest receivable	1,607	1,533
Premises and equipment, net	11,369	9,180
Goodwill	3,664	3,664
Core deposit intangible, net	1,022	1,235
Prepaid expenses and other assets	6,822	6,014

Total Assets	$526,200	$509,014

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$100,389	$98,559
Interest bearing	329,053	333,900
Total deposits	429,442	432,459
Short-term borrowed funds	26,650	-
Long-term borrowed funds	20,000	20,000
Accrued interest payable	305	442
Accrued expenses and other liabilities	5,140	4,388

Total Liabilities	481,537	457,289

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $5,000 and $10,000 liquidation value, 5,000 and 10,000 shares issued and outstanding, respectively	5,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,865,175 and 1,861,425 shares issued; 1,763,158 and 1,759,408 shares outstanding	2,331	2,327
Additional paid-in capital	19,418	19,270
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	23,129	21,672
Accumulated other comprehensive income (loss)	(3,101)	570

Total Stockholders' Equity	44,663	51,725

Total Liabilities and Stockholders' Equity	$526,200	$509,014

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)
For the three and nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans receivable, including fees	$4,114	$4,389	$12,411	$12,989
Securities:
Taxable	440	617	1,328	1,763
Exempt from federal income tax	314	287	875	873
Federal bank stocks	18	15	52	46
Interest earning deposits with banks	12	17	44	68
Total interest and dividend income	4,898	5,325	14,710	15,739

Interest expense:
Deposits	662	1,008	2,305	3,105
Borrowed funds	198	238	590	707
Total interest expense	860	1,246	2,895	3,812

Net interest income	4,038	4,079	11,815	11,927
Provision for loan losses	143	1,359	438	1,587

Net interest income after provision for loan losses	3,895	2,720	11,377	10,340

Noninterest income:
Fees and service charges	428	428	1,254	1,159
Commissions on financial services	48	158	187	383
Title premiums	6	13	55	46
Net gain on sales of available for sale securities	107	390	291	1,352
Net gain on sales of loans	9	-	9	-
Earnings on bank-owned life insurance	97	81	290	205
Other	307	303	877	868
Total noninterest income	1,002	1,373	2,963	4,013

Noninterest expense:
Compensation and employee benefits	1,847	1,678	5,684	5,488
Premises and equipment	516	509	1,586	1,527
Intangible asset amortization	67	86	213	272
Professional fees	158	135	513	510
Federal deposit insurance	99	92	307	282
Other	856	857	2,447	2,476
Total noninterest expense	3,543	3,357	10,750	10,555

Income before provision for income taxes	1,354	736	3,590	3,798
Provision for income taxes	272	67	711	835

Net income	1,082	669	2,879	2,963
Preferred stock dividends	115	118	365	368

Net income available to common stockholders	$967	$551	$2,514	$2,595

Basic earnings per common share	$0.55	$0.31	$1.43	$1.48
Diluted earnings per common share	0.54	0.31	1.42	1.48
Average common shares outstanding	1,762,810	1,751,908	1,761,972	1,751,908

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the three and nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,082	$669	$2,879	$2,963

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	(800)	444	(5,271)	887
Reclassification adjustment for gains included in net income	(107)	(390)	(291)	(1,352)
	(907)	54	(5,562)	(465)
Tax effect	308	(18)	1,891	158

Net of tax	(599)	36	(3,671)	(307)

Comprehensive income (loss)	$483	$705	$(792)	$2,656

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,879	$2,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	503	505
Provision for loan losses	438	1,587
Amortization of premiums, net	152	92
Amortization of intangible assets and mortgage servicing rights	213	277
Realized gains on sales of available for sale securities, net	(291)	(1,352)
Net gains on sales of loans	(9)	-
Net losses on foreclosed real estate	5	21
Originations of loans sold	(202)	-
Proceeds from the sale of loans	211	-
Restricted stock and stock option compensation	133	92
Increase in bank-owned life insurance, net	(247)	(180)
Increase in accrued interest receivable	(74)	(106)
(Increase) decrease in prepaid expenses and other assets	1,159	(643)
Decrease in accrued interest payable	(137)	(25)
Increase (decrease) in accrued expenses and other liabilities	644	(13)
Net cash provided by operating activities	5,377	3,218

Cash flows from investing activities
Loan originations and principal collections, net	(14,733)	(20,975)
Available for sale securities:
Sales	21,015	11,639
Maturities, repayments and calls	28,767	78,146
Purchases	(60,116)	(109,243)
(Purchase) redemption of federal bank stocks	(822)	493
Proceeds from the sale of foreclosed real estate	167	271
Write-down of foreclosed real estate	19	-
Purchases of premises and equipment	(2,692)	(431)
Purchase of bank-owned life insurance	-	(4,000)
Net cash used in investing activities	(28,395)	(44,100)

Cash flows from financing activities
Net increase (decrease) in deposits	(3,017)	37,029
Net change in short-term borrowings	26,650	-
Proceeds from exercise of stock options, inlcuding tax benefit	20	-
Dividends paid	(1,423)	(1,313)
Redemption of preferred stock (Series B)	(5,000)	-
Net cash provided by financing activities	17,230	35,716

Decrease in cash and cash equivalents	(5,788)	(5,166)
Cash and cash equivalents at beginning of period	20,424	28,193
Cash and cash equivalents at end of period	$14,636	$23,027

Supplemental information:
Interest paid	$3,032	$3,837
Income taxes paid	140	1,465

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	159	288

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance at beginning of period	$49,613	$51,862	$51,725	$50,730

Net income	1,082	669	2,879	2,963

Other comprehensive income (loss)	(599)	36	(3,671)	(307)

Stock compensation expense	34	31	133	92

Dividends declared on preferred stock	(115)	(118)	(365)	(368)

Dividends declared on common stock	(352)	(315)	(1,058)	(945)

Exercise of stock options, including tax benefit	-	-	20	-

Redemption of preferred stock (5,000 shares, Series B)	(5,000)	-	(5,000)	-

Balance at end of period	$44,663	$52,165	$44,663	$52,165

Common cash dividend per share	$0.20	$0.18	$0.60	$0.54

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations.  Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP).  For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million, pursuant to the U.S. Treasury’s SBLF program. On September 17, 2013, with the approval of the Corporation’s primary federal banking regulator, the Corporation redeemed 5,000 shares, or 50%, of its Series B Preferred Stock held by the U.S. Treasury at an aggregate redemption price of $5.0 million, plus accrued but unpaid dividends. Following this redemption, the Treasury holds 5.000 shares of the Series B preferred Stock, representing a remaining liquidation value of $5.0 million.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate in subsequent periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varies from 1% to 5% per annum for the first two and one-half years through the quarter ending December 31, 2013. For the two year period beginning with the quarter ending March 31, 2014, the dividend rate will be fixed at a rate of 1% to 7% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning with the quarter ending March 31, 2016, the dividend rate will be fixed at 9%. The dividend rate was 5.0% and 4.72%, respectively, for the quarters ended September 30, 2013 and 2012. For the two-year period beginning with the quarter ended March 31, 2014, the dividend rate will be fixed at 2.0%. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings per common share - basic
Net income	$1,082	$669	$2,879	$2,963
Less: Preferred stock dividends	115	118	365	368
Net income available to common stockholders	$967	$551	$2,514	$2,595
Average common shares outstanding	1,762,810	1,751,908	1,761,972	1,751,908
Basic earnings per common share	$0.55	$0.31	$1.43	$1.48
Earnings per common share - diluted
Net income available to common stockholders	$967	$551	$2,514	$2,595
Average common shares outstanding	1,762,810	1,751,908	1,761,972	1,751,908
Add: Dilutive effects of assumed exercises of restricted stock and stock options	13,616	-	12,777	-
Average shares and dilutive potential common shares	1,776,426	1,751,908	1,774,749	1,751,908
Diluted earnings per common share	$0.54	$0.31	$1.42	$1.48
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	84,000	67,000	84,000

4.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
September 30, 2013:
U.S. Treasury and federal agency	$4,465	$-	$(217)	$4,248
U.S. government sponsored entities and agencies	23,636	-	(592)	23,044
Mortgage-backed securities: residential	12,373	486	-	12,859
Collateralized mortgage obligations: residential	44,403	-	(1,851)	42,552
State and political subdivisions	39,820	962	(847)	39,935
Corporate debt securities	250	-	(10)	240
Equity securities	2,356	103	(12)	2,447
	$127,303	$1,551	$(3,529)	$125,325
December 31, 2012:
U.S. Treasury and federal agency	$3,959	$8	$-	$3,967
U.S. government sponsored entities and agencies	28,030	132	-	28,162
Mortgage-backed securities: residential	21,137	1,587	-	22,724
Collateralized mortgage obligations: residential	22,508	47	(80)	22,475
State and political subdivisions	34,904	1,862	(1)	36,765
Corporate debt securities	3,728	34	(1)	3,761
Equity securities	2,356	4	(8)	2,352
	$116,622	$3,674	$(90)	$120,206

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,001	$1,014
Due after one year through five years	19,688	19,609
Due after five through ten years	42,394	42,056
Due after ten years	5,088	4,788
Mortgage-backed securities: residential	12,373	12,859
Collateralized mortgage obligations: residential	44,403	42,552
	$124,947	$122,878

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2013:
U.S. Treasury and federal agency	$4,248	$(217)	$-	$-	$4,248	$(217)
U.S. government sponsored entities and agencies	23,044	(592)	-	-	23,044	(592)
Collateralized mortgage obligations: residential	42,552	(1,851)	-	-	42,552	(1,851)
State and political subdivisions	15,286	(847)	-	-	15,286	(847)
Corporate debt securities	241	(10)	-	-	241	(10)
Equity securities	954	(12)	-	-	954	(12)
	$86,325	$(3,529)	$-	$-	$86,325	$(3,529)
December 31, 2012:
Collateralized mortgage obligations: residential	$10,698	$(80)	$-	$-	$10,698	$(80)
State and political subdivisions	521	(1)	-	-	521	(1)
Corporate debt securities	500	(1)	-	-	500	(1)
Equity securities	493	(8)	-	-	493	(8)
	$12,212	$(90)	$-	$-	$12,212	$(90)

Gains on sales of available for sale securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Proceeds	$17,701	$6,043	$21,015	$11,639
Gains	107	390	291	1,352
Tax provision related to gains	36	133	99	460

4.	Securities (continued)

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

There were two equity securities in an unrealized loss position as of September 30, 2013. These securities have been in an unrealized loss position for less than 12 months and were valued at 94% and 99% of their cost basis, respectively. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment securities are in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability and capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider the equity securities with an unrealized loss as of September 30, 2013 to be other-than-temporarily impaired.

There were 119 debt securities in an unrealized loss position as of September 30, 2013, all of which were in an unrealized loss position for less than 12 months. Of these securities, eight were U.S. Treasury securities, 17 were U.S. agency securities, 29 were government-backed collateralized mortgage obligations, 64 were state and political subdivision securities and one was a corporate debt security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the failure to collect contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2013 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2013	2012
Mortgage loans on real estate:
Residential first mortgages	$99,412	$97,246
Home equity loans and lines of credit	87,763	85,615
Commercial real estate	103,079	98,823
	290,254	281,684
Other loans:
Commercial business	52,309	45,581
Consumer	9,953	11,886
	62,262	57,467
Total loans, gross	352,516	339,151
Less allowance for loan losses	4,787	5,350
Total loans, net	$347,729	$333,801

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of September 30, 2013			ended September 30, 2013
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$82	$82	$21	$81	$2	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,633	2,692	209	2,708	2	2
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,715	$2,774	$230	$2,789	$4	$4

	For the nine months
	ended September 30, 2013
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$41	$4	$4
Home equity and lines of credit	-	-	-
Commercial real estate	3,372	11	11
Commercial business	-	-	-
Consumer	-	-	-
Total	$3,413	$15	$15

	Impaired Loans with No Specific Allowance
			For the three months
	As of September 30, 2013		ended September 30, 2013
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,012	613	637	2	2
Commercial business	346	346	351	-	-
Consumer	1,348	1,348	1,348	-	-
Total	$2,706	$2,307	$2,336	$2	$2

	For the nine months
	ended September 30, 2013
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	561	4	4
Commercial business	359	-	-
Consumer	1,484	-	-
Total	$2,404	$4	$4

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2013 and December 31, 2012, the Corporation had $2.1 million and $2.3 million, respectively, of loans classified as TDRs, which are included in impaired loans above.  At September 30, 2013 and December 31, 2012, the Corporation had $56,000 and $36,000, respectively, of the allowance for loan losses allocated to these specific loans.  At September 30, 2012, the Corporation had $791,000 of loans classified as TDRs with $36,000 of the allowance for loan losses allocated to these specific loans.

During the nine month period ended September 30, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower.  The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term.  At September 30, 2013, the Corporation had $21,000 of the allowance for loan losses allocated to this specific loan.  During the nine month period ended September 30, 2012, the Corporation did not modify any additional loans as TDRs.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

During the nine month periods ended September 30, 2013 and 2012, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
September 30, 2013:
Residential first mortgages	$98,906	$-	$-	$506	$-	$99,412
Home equity and lines of credit	87,613	-	-	150	-	87,763
Commercial real estate	-	95,378	266	7,435	-	103,079
Commercial business	-	49,097	682	2,530	-	52,309
Consumer	8,605	-	-	1,348	-	9,953
Total	$195,124	$144,475	$948	$11,969	$-	$352,516

December 31, 2012:
Residential first mortgages	$96,713	$-	$-	$533	$-	$97,246
Home equity and lines of credit	85,443	-	-	172	-	85,615
Commercial real estate	-	88,944	1,658	6,870	1,351	98,823
Commercial business	-	42,417	2,157	1,007	-	45,581
Consumer	10,236	-	-	1,650	-	11,886
Total	$192,392	$131,361	$3,815	$10,232	$1,351	$339,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
September 30, 2013:
Residential first mortgages	$96,594	$1,886	$426	$100	$406	$99,412
Home equity and lines of credit	87,075	525	13	-	150	87,763
Commercial real estate	99,915	185	19	-	2,960	103,079
Commercial business	51,909	54	-	-	346	52,309
Consumer	8,581	22	2	-	1,348	9,953
Total loans	$344,074	$2,672	$460	$100	$5,210	$352,516

December 31, 2012:
Residential first mortgages	$95,001	$1,272	$440	$-	$533	$97,246
Home equity and lines of credit	84,592	669	157	-	197	85,615
Commercial real estate	94,485	50	49	21	4,218	98,823
Commercial business	44,915	297	-	-	369	45,581
Consumer	10,172	41	23	-	1,650	11,886
Total loans	$329,165	$2,329	$669	$21	$6,967	$339,151

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2013:
Residential first mortgages	$171	$-	$-	$235	$406
Home equity and lines of credit	-	-	-	150	150
Commercial real estate	428	2,228	-	304	2,960
Commercial business	67	-	-	279	346
Consumer	1,348	-	-	-	1,348
Total loans	$2,014	$2,228	$-	$968	$5,210

December 31, 2012:
Residential first mortgages	$-	$-	$-	$533	$533
Home equity and lines of credit	-	25	-	172	197
Commercial real estate	469	3,386	10	353	4,218
Commercial business	78	-	-	291	369
Consumer	1,650	-	-	-	1,650
Total loans	$2,197	$3,411	$10	$1,349	$6,967

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

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2013:
Allowance for loan losses:
Beginning Balance	$772	$621	$2,547	$677	$53	$4,670
Charge-offs	(9)	(8)	-	-	(16)	(33)
Recoveries	-	-	2	-	5	7
Provision	87	1	(110)	154	11	143
Ending Balance	$850	$614	$2,439	$831	$53	$4,787

Nine months ended September 30, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(26)	(8)	(941)	-	(72)	(1,047)
Recoveries	1	-	6	-	39	46
Provision	47	(108)	284	195	20	438
Ending Balance	$850	$614	$2,439	$831	$53	$4,787

At September 30, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	209	-	-	230
Collectively evaluated for impairment	829	614	2,230	831	53	4,557

Total loans:
Individually evaluated for impairment	82	-	3,305	346	1,348	5,081
Collectively evaluated for impairment	99,330	87,763	99,774	51,963	8,605	347,435

At December 31, 2012:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,448	-	-	1,448
Collectively evaluated for impairment	828	730	1,642	636	66	3,902

Total loans:
Individually evaluated for impairment	-	-	4,573	369	1,650	6,592
Collectively evaluated for impairment	97,246	85,615	94,250	45,212	10,236	332,559

Three months ended September 30, 2012:
Allowance for loan losses:
Beginning Balance	$852	$468	$1,835	$496	$64	$3,715
Charge-offs	(13)	-	-	(5)	(41)	(59)
Recoveries	1	-	1	-	6	8
Provision	(26)	104	1,229	12	40	1,359
Ending Balance	$814	$572	$3,065	$503	$69	$5,023

Nine months ended September 30, 2012:
Allowance for loan losses:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(78)	(40)	(36)	(14)	(79)	(247)
Recoveries	84	27	5	15	16	147
Provision	(24)	265	1,359	(88)	75	1,587
Ending Balance	$814	$572	$3,065	$503	$69	$5,023

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

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,005	4,027	2,792
Total	$7,691	$3,005	$7,691	$2,792

Goodwill resulted from three previous branch acquisitions.  Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  No goodwill impairment charges were recorded during 2012 or in the first nine months of 2013.  The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  During the three and nine month periods ending September 30, 2013, the Corporation recorded intangible amortization expense totaling $67,000 and $213,000, respectively, compared to $86,000 and $272,000, respectively, for the same periods in the prior year.

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

A summary of option activity under the Plan as of September 30, 2013, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)
Outstanding as of January 1, 2013	86,250	$24.79	$-	4.9
Granted	-	-	-	-
Exercised	(1,500)	13.50	-	-
Forfeited	(5,500)	25.28	-	-
Outstanding as of September 30, 2013	79,250	$24.97	$80,908	4.1
Exercisable as of September 30, 2013	76,500	$25.27	$55,325	3.9

7.	Stock Compensation Plans (continued)
A summary of the status of the Corporation’s nonvested option shares as of September 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value
Nonvested at January 1, 2013	2,750	$2.43
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2013	2,750	$2.43

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2013	25,650	$17.30
Granted	-	-
Vested	(2,250)	14.69
Forfeited	-	-
Nonvested as of September 30, 2013	23,400	$17.55

For the three and nine month periods ended September 30, 2013, the Corporation recognized $34,000 and $133,000, respectively, in stock compensation expense, compared to $31,000 and $92,000, respectively, for the same periods in 2012.  As of September 30, 2013, there was $190,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over the next 2.2 years.  It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards.  Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive a specific allowance for loan losses.  For collateral dependent loans, fair value is commonly based on real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  As of September 30, 2013, the fair value of impaired loans consists of loan balances of $2.8 million, net of a valuation allowance of $230,000, compared to loan balances of $4.1 million, net of a valuation allowance of $1.4 million, at December 31, 2012.  There was no additional provision for loan losses and $21,000 of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2013, respectively.  There was $1.4 million and $1.5 million of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2012.

9.	Fair Value (continued)

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of September 30, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $35,000, which was made up of the outstanding balance of $50,000 and write-downs of $15,000, compared to a net carrying amount of $45,000, which was made up of the outstanding balance of $50,000 and write-downs of $5,000 at December 31, 2012.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2013:
U.S. Treasury and federal agency	$4,248	$4,248	$-	$-
U.S. government sponsored entities and agencies	23,044	-	23,044	-
Mortgage-backed securities: residential	12,859	-	12,859	-
Collateralized mortgage obligations: residential	42,552	-	42,552	-
State and political subdivision	39,935	-	39,935	-
Corporate debt securities	240	-	240	-
Equity securities	2,447	1,795	-	652
	$125,325	$6,043	$118,630	$652

December 31, 2012:
U.S. Treasury and federal agency	$3,967	$3,967	$-	$-
U.S. government sponsored entities and agencies	28,162	-	28,162	-
Mortgage-backed securities: residential	22,724	-	22,724	-
Collateralized mortgage obligations: residential	22,475	-	22,475	-
State and political subdivision	36,765	-	36,765	-
Corporate debt securities	3,761	-	3,761	-
Equity securities	2,352	1,699	-	653
	$120,206	$5,666	$113,887	$653

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.  During the three and nine month periods ended September 30, 2013, the Corporation had no transfers between levels.  The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2013 and 2012:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$653	$-	$653	$-
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	(1)	-	(1)	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	653	-	653
Balance at the end of the period	$652	$653	$652	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2013:
Impaired commercial real estate loans	$2,483	$-	$-	$2,483
Other residential real estate owned	35	-	-	35
	$2,518	$-	$-	$2,518
December 31, 2012:
Impaired commercial real estate loans	$2,620	$-	$-	$2,620
Other residential real estate owned	45	-	-	45
	$2,665	$-	$-	$2,665

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
September 30, 2013:
Impaired commercial real estate loans	$2,483	Sales comparison approach/	Adjustment for differences	0% - 10%
		Contractual provision of USDA loan	between comparable sales
Other residential real estate owned	35	Sales comparison approach	Adjustment for differences	10%
			between comparable sales
December 31, 2012:
Impaired commercial real estate loans	2,620	Sales comparison approach/	Adjustment for differences	10% - 25%
		Contractual provision of USDA loan	between comparable sales
Other residential real estate owned	45	Sales comparison approach	Adjustment for differences	10%
			between comparable sales

The two tables above exclude a $61,000 impaired residential mortgage loan classified as a troubled debt restructure which was measured at fair value using a discounted cash flow methodology at September 30, 2013.

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $350,000 and $354,000, respectively, as of September 30, 2013 and December 31, 2012.  The guarantee covers 90% of the principal balance outstanding.  In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral.  As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk.  The weighted average discount on impaired loans as of September 30, 2013 and December 31, 2012 was 2% and 11%, respectively.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2013:
Financial Assets:
Cash and cash equivalents	$14,636	$14,636	$14,636	$-	$-
Securities available for sale	125,325	125,325	6,043	118,630	652
Loans, net	347,729	352,256	-	-	352,256
Federal bank stock	3,707	N/A	N/A	N/A	N/A
Accrued interest receivable	1,607	1,607	33	484	1,090
	493,004	493,824	20,712	119,114	353,998
Financial Liabilities:
Deposits	429,442	431,120	321,797	109,323	-
Borrowed funds	46,650	47,834	-	47,834	-
Accrued interest payable	305	305	4	301	-
	476,397	479,259	321,801	157,458	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2012:
Financial Assets:
Cash and cash equivalents	$20,424	$20,424	$20,424	$-	$-
Securities available for sale	120,206	120,206	5,666	113,887	653
Loans, net	333,801	340,840	-	-	340,840
Federal bank stock	2,885	N/A	N/A	N/A	N/A
Accrued interest receivable	1,533	1,533	23	383	1,127
	478,849	483,003	26,113	114,270	342,620
Financial Liabilities:
Deposits	432,459	436,279	300,805	135,474	-
FHLB advances	20,000	22,613	-	22,613	-
Accrued interest payable	442	442	55	387	-
	452,901	459,334	300,860	158,474	-

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income at July 1, 2013	$(707)	$(1,795)	$(2,502)

Other comprehensive income before reclassification	(528)	-	(528)
Amounts reclassified from accumulated other comprehensive income	(71)	-	(71)
Net current period other comprehensive loss	(599)	-	(599)

Accumulated Other Comprehensive Income at September 30, 2013	$(1,306)	$(1,795)	$(3,101)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2013	Income is Presented
Unrealized gains and losses on available-for-sale securities	$107	Gain on sale of securities
	(36)	Tax expense
Total reclassifications for the period	$71	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive income before reclassification	(3,479)	-	(3,479)
Amounts reclassified from accumulated other comprehensive income	(192)	-	(192)
Net current period other comprehensive loss	(3,671)	-	(3,671)

Accumulated Other Comprehensive Income at September 30, 2013	$(1,306)	$(1,795)	$(3,101)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2013	Income is Presented
Unrealized gains and losses on available-for-sale securities	$291	Gain on sale of securities
	(99)	Tax expense
Total reclassifications for the period	$192	Net of tax

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2013, compared to the same periods in 2012 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 25 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $17.2 million, or 3.4%, to $526.2 million at September 30, 2013 from $509.0 million at December 31, 2012.  This increase resulted primarily from increases in loans receivable, securities and premises and equipment of $13.9 million, $5.1 million and $2.2 million, respectively, which was funded by a decrease in cash and due from banks of $5.8 million and an increase in short-term borrowed funds of $26.7 million.  Management plans to decrease the level of short-term advances over the next 12 months as the bank sources deposits through its new branch offices in Saint Marys, Pennsylvania and Cranberry Township, Pennsylvania.  The increase in premises and equipment relates primarily to the purchase of property for the construction of a new branch office in Cranberry Township.

Total liabilities increased $24.2 million, or 5.3%, to $481.5 million at September 30, 2013 from $457.3 million at December 31, 2012, resulting primarily from the aforementioned $26.7 million increase in short-term borrowed funds as the Corporation utilized short-term advances to fund loan growth which outpaced growth in deposits.  Customer deposits decreased $3.0 million, which consisted of a $1.8 million, or 1.9%, increase in noninterest bearing deposits and a $4.8 million, or 1.5%, decrease in interest bearing deposits.

Stockholders’ equity decreased $7.1 million to $44.7 million at September 30, 2013 from $51.7 million at December 31, 2012.  This resulted from the redemption of $5.0 million, or 50%, of the $10.0 million in outstanding preferred shares that had been issued to the United States Department of the Treasury (the Treasury) in August 2011 through the Small Business Lending Fund (SBLF) and a $3.7 million decrease in accumulated other comprehensive income due to unrealized losses on the Corporation’s securities portfolio attributable to the recent rise in long term market interest rates.  Book value and tangible book value per common share were $22.50 and $19.84, respectively, at September 30, 2013, compared to $23.72 and $20.93, respectively, at December 31, 2012.

At September 30, 2013, the Bank was considered “well-capitalized” under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.36%, 13.81% and 15.06%, respectively, compared to 8.92%, 14.96% and 16.21%, respectively, at December 31, 2012.  The decrease in the capital ratios relate to the aforementioned decrease in equity from the redemption of $5.0 million of preferred stock and the 3.4% increase in assets.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2013 and 2012

General.  Net income before preferred stock dividends increased $413,000, or 61.7%, to $1.1 million for the three months ended September 30, 2013 from $669,000 for the same period in 2012.  This increase was the result of a decrease in the provision for loan losses of $1.2 million, partially offset by decreases in net interest income and noninterest income of $41,000 and $371,000, respectively, and increases in noninterest expense and the provision for income taxes of $186,000 and $205,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis decreased $30,000, or 0.7%, to $4.2 million for the three months ended September 30, 2013 from $4.3 million for the three months ended September 30, 2012.  This decrease can be attributed to a decrease in tax equivalent interest income of $416,000, partially offset by a decrease in interest expense of $386,000.

Interest income.  Interest income on a tax equivalent basis decreased $416,000, or 7.5%, to $5.1 million for the three months ended September 30, 2013 compared to $5.5 million for the three months ended September 30, 2012.  This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $272,000, $142,000 and $5,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $3,000.

Tax equivalent interest earned on loans receivable decreased $272,000, or 6.1%, to $4.2 million for the three months ended September 30, 2013 compared to $4.5 million for the three months ended September 30, 2012.  This decrease resulted from a 48 basis points decline in the average yield on loans to 4.85% for the three months ended September 30, 2013, versus 5.33% for the same period in 2012.  This unfavorable yield variance accounted for a $398,000 decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $9.6 million, or 2.9%, accounting for an increase of $126,000 in loan interest income.  Management’s strategy to increase loan production capacity, which includes the expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Tax equivalent interest earned on securities decreased $142,000, or 13.9%, to $882,000 for the three months ended September 30, 2013 as compared to $1.0 million for the three months ended September 30, 2012.  This decrease resulted from an 11 basis point decline in the average yield on securities to 2.53% for the three months ended September 30, 2013, versus 2.64% for the same period in 2012, due primarily to the sale of higher-yielding securities.  This unfavorable yield variance accounted for a $39,000 decrease in interest income.  Additionally, the average balance of securities decreased $16.0 million, or 10.4%, accounting for a $103,000 decrease in interest income.

Interest expense.  Interest expense decreased $386,000, or 31.0%, to $860,000 for the three months ended September 30, 2013 from $1.2 million for the same period in 2012.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $346,000 and $40,000, respectively.

Interest expense incurred on deposits decreased $346,000, or 34.3%, to $662,000 for the three months ended September 30, 2013 compared to $1.0 million for the same period in 2012.  The average cost of interest-bearing deposits decreased 34 basis points to 0.79% for the three months ended September 30, 2013, compared to 1.13% for the same period in 2012, resulting in a $286,000 decrease in interest expense.  This decrease in the cost of deposits was primarily due to deposits repricing during late 2012 and the first nine months of 2013 in the prevailing low interest-rate environment.  Additionally, the average balance of interest-bearing deposits decreased $22.4 million, or 6.3%, to $332.4 million for the three months ended September 30, 2013, compared to $354.7 million for the same period in 2012 causing a $60,000 decrease in interest expense.  Average noninterest bearing deposits increased $3.5 million, or 3.4%, to $104.8 million from $101.3 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $40,000, or 16.8%, to $198,000 for the three months ended September 30, 2013, compared to $238,000 for the same period in the prior year.  The average cost of borrowed funds decreased 245 basis points to 2.27% for the three months ended September 30, 2013, compared to 4.72% for the same period in 2012, causing a $160,000 decrease in interest expense.  This was the result of the Corporation exchanging and modifying $15.0 million of the $20.0 million in outstanding Federal Home Loan Bank (FHLB) advances during the fourth quarter of 2012.  The modification reduced the average rate on the $15.0 million of advances from 4.83% to 0.93%.  Prepayment penalties totaling $2.3 million were cash-settled at the time of modification and are being amortized over five years, the life of the new advances.  In addition, short-term borrowings were utilized during the third quarter of 2013 with an average rate of 0.35%.  Partially offsetting the favorable rate variance, the average balance of borrowed funds increased $14.5 million, or 72.4%, to $34.6 million for the three months ended September 30, 2013, compared to $20.0 million for the same period in 2012 as the Corporation utilized short-term borrowings, which caused a $120,000 increase in interest expense.  Short-term borrowings at September 30, 2013 included $24.5 million of FHLB overnight advances with a rate of 0.25% and a $2.2 million advance on a line of credit with a correspondent bank with a rate of 4.25%.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$323,605	$3,946	4.84%	$311,238	$4,222	5.40%
Loans, tax exempt	18,567	240	5.12%	21,333	236	4.40%
Total loans receivable	342,172	4,186	4.85%	332,571	4,458	5.33%
Securities, taxable	94,579	440	1.85%	117,783	617	2.08%
Securities, tax exempt	43,822	442	4.00%	36,620	407	4.42%
Total securities	138,401	882	2.53%	154,403	1,024	2.64%
Interest-earning deposits with banks	9,559	12	0.50%	17,561	17	0.39%
Federal bank stocks	3,571	18	2.00%	3,249	15	1.84%
Total interest-earning other assets	13,130	30	0.91%	20,810	32	0.61%
Total interest-earning assets	493,703	5,098	4.10%	507,784	5,514	4.32%
Cash and due from banks	2,076			2,322
Other noninterest-earning assets	29,890			23,377

Total Assets	$525,669			$533,483

Interest-bearing liabilities:
Interest-bearing demand deposits	$221,695	$94	0.17%	$217,864	$125	0.23%
Time deposits	110,697	568	2.03%	136,882	883	2.57%
Total interest-bearing deposits	332,392	662	0.79%	354,746	1,008	1.13%
Borrowed funds, short-term	14,557	13	0.35%	43	-	0.00%
Borrowed funds, long-term	20,000	185	3.67%	20,000	238	4.73%
Total borrowed funds	34,557	198	2.27%	20,043	238	4.72%
Total interest-bearing liabilities	366,949	860	0.93%	374,789	1,246	1.32%
Noninterest-bearing demand deposits	104,795	-	-	101,304	-	-
Funding and cost of funds	471,744	860	0.72%	476,093	1,246	1.04%
Other noninterest-bearing liabilities	5,425			5,004
Total Liabilities	477,169			481,097
Stockholders' Equity	48,500			52,386
Total Liabilities and Stockholders' Equity	$525,669			$533,483

Net interest income		$4,238			$4,268

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.17%			3.00%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.41%			3.34%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$126	$(398)	$(272)
Securities	(103)	(39)	(142)
Interest-earning deposits with banks	(9)	4	(5)
Federal bank stocks	2	1	3

Total interest-earning assets	16	(432)	(416)

Interest expense:
Interest-bearing deposits	(60)	(286)	(346)
Borrowed funds	120	(160)	(40)

Total interest-bearing liabilities	60	(446)	(386)

Net interest income	$(44)	$14	$(30)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2013 and 2012 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	September 30,
	2013	2012
Balance at the beginning of the period	$4,670	$3,715
Provision for loan losses	143	1,359
Charge-offs	(33)	(59)
Recoveries	7	8
Balance at the end of the period	$4,787	$5,023

Nonperforming loans	$5,310	$7,353
Nonperforming assets	5,458	7,656
Nonperforming loans to total loans	1.51%	2.19%
Nonperforming assets to total assets	1.04%	1.44%
Allowance for loan losses to total loans	1.36%	1.49%
Allowance for loan losses to non-performing loans	90.14%	68.31%

Nonperforming loans decreased $2.0 million to $5.3 million at September 30, 2013 from $7.4 million at September 30, 2012.  The decrease in nonperforming loans was primarily due to a $941,000 partial charge-off in the second quarter of 2013 of a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 due to cash flow considerations, weakened financial condition of the principals and guarantors and updated appraisal information.  This loan had a specific reserve of $1.4 million which was established in the third quarter of 2012.  Also contributing to the decrease were principal reductions resulting from credit workouts and repayments.  Of the $5.3 million in nonperforming loans, the Corporation continues to receive payments on $4.2 million.  During the three months ended September 30, 2013, nonperforming loans decreased $19,000.

As of September 30, 2013, the Corporation’s classified and criticized assets amounted to $12.9 million, or 2.5% of total assets, with $12.0 million classified as substandard and $948,000 identified as special mention.  This compares to classified and criticized assets of $15.4 million, or 3.0% of total assets, with $10.2 million classified as substandard, $3.8 million identified as special mention and $1.4 million classified as doubtful at December 31, 2012.  The overall decrease in criticized and classified assets was primarily the result of the aforementioned partial charge-off and principal reductions resulting from credit workouts and repayments.

The provision for loan losses decreased $1.2 million, or 89.5%, to $143,000 for the three months ended September 30, 2013 from $1.4 million for the same period in the prior year as $1.4 million in specific reserves was allocated to the aforementioned $3.4 million commercial credit relationship during the three months ended September 30, 2012.

Noninterest income.  Noninterest income decreased $371,000, or 27.0%, to $1.0 million for the three months ended September 30, 2013, compared to $1.4 million for the same period in the prior year.  This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $283,000 and $110,000, respectively.  During the quarter ended September 30, 2013, the Corporation realized securities gains of $107,000 related primarily to the sale of certain municipal and mortgage-backed securities.  During the same period in 2012, the Corporation realized securities gains of $390,000 related to the sale of mortgage-backed securities.  Partially offsetting these decreases, earnings on bank-owned life insurance increased by $16,000.  During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million.  Excluding security gains, noninterest income decreased $88,000, or 9.0%, to $895,000 for the three months ended September 30, 2013, compared to $983,000 for the same period in the prior year.

Noninterest expense.  Noninterest expense increased $186,000, or 5.5%, to $3.5 million for the three months ended September 30, 2013.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits expense, premise and equipment expense, professional fees and FDIC expense of $169,000, $7,000, $23,000 and $7,000, respectively, partially offset by decreases in intangible amortization and other noninterest expense of $19,000 and $2,000, respectively.

Compensation and employee benefits expense increased $169,000, or 10.1%, to $1.8 million for the three months ended September 30, 2013, compared to $1.7 million for the same period in the prior year.  This increase can be primarily attributed to a $160,000 reduction in incentive compensation accruals in the third quarter of 2012 given the elevated level of provision for loan losses realized in the period.  Excluding the incentive compensation adjustment in 2012, compensation and benefits exhibited an increase of 0.5%.

Premise and equipment expense increased $7,000, or 1.4%, to $516,000 for the three months ended September 30, 2013, compared to $509,000 for the same period in the prior year.  This increase can be primarily attributed to a $16,000 increase in office rent related to the lease of temporary office space in Cranberry Township, Pennsylvania and a new branch banking office in Saint Marys, Pennsylvania.

Professional fees increased $23,000, or 17.0%, to $158,000 for the three months ended September 30, 2013, compared to $135,000 for the same period in the prior year.  This increase can be primarily attributed to increased legal and accounting fees.

The Corporation recognized $67,000 of core deposit intangible amortization expense during the third quarter of 2013 compared to $86,000 for the same period in the prior year.  This amortization relates to a branch acquisition completed in the third quarter of 2009.  Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance increased $7,000, or 7.6%, to $99,000 for the three months ended September 30, 2013, compared to $92,000 for the same period in the prior year.  The increase was primarily the result of an increase in the Bank’s FDIC insurance assessment rate following prior period increases in nonperforming assets, loans past due 30-89 days and net loan charge-offs.

Provision for income taxes.  The provision for income taxes increased $205,000 to $272,000 for the three months ended September 30, 2013 compared to $67,000 for the same period in the prior year.  The Corporation’s effective tax rate increased to 20.1% for the third quarter of 2013 from 9.1% for the same quarter in the prior year due to an increase in taxable income.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.1% for the quarter ended September 30, 2013 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income before preferred stock dividends decreased $84,000, or 2.8%, to $2.9 million for the nine months ended September 30, 2013 from $3.0 million for the same period in 2012.  This decrease was the result of decreases in net interest income and noninterest income of $112,000 and $1.0 million, respectively, and an increase in noninterest expense of $195,000, partially offset by decreases in the provision for loan losses and the provision for income taxes of $1.1 million and $124,000, respectively.

Net interest income.  Net interest income on a tax equivalent basis decreased $113,000, or 0.9%, to $12.4 million for the nine months ended September 30, 2013 from $12.5 million for the same period in 2012.  This decrease can be attributed to a decrease in tax equivalent interest income of $1.0 million, partially offset by a decrease in interest expense of $917,000.

Interest income.  Interest income on a tax equivalent basis decreased $1.0 million, or 6.3%, to $15.3 million for the nine months ended September 30, 2013 compared to $16.3 million for the nine months ended September 30, 2012.  This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $571,000, $441,000 and $24,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $6,000.

Tax equivalent interest earned on loans receivable decreased $571,000, or 4.3%, to $12.6 million for the nine months ended September 30, 2013 compared to $13.2 million for the nine months ended September 30, 2012.  This decrease resulted from a 45 basis point decline in the average yield on loans to 4.95% for the nine months ended September 30, 2013, versus 5.40% for the same period in 2012.  This unfavorable yield variance accounted for a $1.1 million decrease in interest income.  Partially offsetting this unfavorable yield variance, average loans increased $14.3 million, or 4.4%, accounting for an increase of $560,000 in loan interest income.  Management’s strategy to increase loan production capacity, which includes the expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Tax equivalent interest earned on securities decreased $441,000, or 14.7%, to $2.6 million for the nine months ended September 30, 2013 compared to $3.0 million for the nine months ended September 30, 2012.  This decrease resulted from a 24 basis point decline in the average yield on securities to 2.59% for the nine months ended September 30, 2013, versus 2.83% for the same period in 2012, due primarily to the sale of higher-yielding securities.  This unfavorable yield variance accounted for a $242,000 decrease in interest income.  Additionally, the average balance of securities decreased $9.8 million, or 6.9%, accounting for a $199,000 decrease in interest income.

Interest expense.  Interest expense decreased $917,000, or 24.1%, to $2.9 million for the nine months ended September 30, 2013 from $3.8 million for the same period in 2012.  This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $800,000 and $117,000, respectively.

Interest expense incurred on deposits decreased $800,000, or 25.8%, to $2.3 million for the nine months ended September 30, 2013 compared to $3.1 million for the same period in 2012.  The average cost of interest-bearing deposits decreased 26 basis points to 0.92% for the nine months ended September 30, 2013, compared to 1.18% for the same period in 2012, resulting in a $664,000 decrease in interest expense.  This decrease in the cost of deposits was primarily due to deposits repricing during late 2012 and the first nine months of 2013 in the prevailing low interest-rate environment.  Additionally, the average balance of interest-bearing deposits decreased $16.0 million, or 4.6%, to $334.5 million for the nine months ended September 30, 2013, compared to $350.4 million for the same period in 2012, causing a $136,000 decrease in interest expense.  Average noninterest bearing deposits increased $8.6 million, or 9.1%, to $103.3 million from $94.6 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $117,000, or 16.5%, to $590,000 for the nine months ended September 30, 2013, compared to $707,000 for the same period in the prior year.  The average cost of borrowed funds decreased 162 basis points to 3.10% for the nine months ended September 30, 2013, compared to 4.72% for the same period in 2012, causing a $279,000 decrease in interest expense.  The decrease was the result of the Corporation exchanging and modifying $15.0 million of the $20.0 million in outstanding Federal Home Loan Bank (FHLB) advances during the fourth quarter of 2012.  The modification reduced the average rate on the $15.0 million of advances from 4.83% to 0.93%.  Prepayment penalties totaling $2.3 million were cash-settled at the time of modification and are being amortized over five years, the life of the new advances.  In addition, short-term borrowings were utilized during the first nine months of 2013 with an average rate of 0.34%.  Partially offsetting the favorable rate variance, the average balance of borrowed funds increased $5.4 million, or 27.1%, to $25.4 million for the nine months ended September 30, 2013, compared to $20.0 million for the same period in 2012 as the Corporation utilized short-term borrowings, which caused a $162,000 increase in interest expense.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$322,675	$11,923	4.94%	$305,774	$12,504	5.46%
Loans, tax exempt	18,204	698	5.13%	20,834	688	4.41%
Total loans receivable	340,879	12,621	4.95%	326,608	13,192	5.40%
Securities, taxable	91,020	1,328	1.95%	105,010	1,763	2.24%
Securities, tax exempt	40,937	1,233	4.03%	36,720	1,239	4.51%
Total securities	131,957	2,561	2.59%	141,730	3,002	2.83%
Interest-earning deposits with banks	13,295	44	0.44%	26,075	68	0.35%
Federal bank stocks	3,124	52	2.23%	3,433	46	1.79%
Total interest-earning cash equivalents	16,419	96	0.78%	29,508	114	0.52%
Total interest-earning assets	489,255	15,278	4.17%	497,846	16,308	4.38%
Cash and due from banks	2,023			2,482
Other noninterest-earning assets	28,167			21,504

Total assets	$519,445			$521,832

Interest-bearing liabilities:
Interest-bearing demand deposits	$215,136	$258	0.16%	$209,540	$350	0.22%
Time deposits	119,327	2,047	2.29%	140,882	2,755	2.61%
Total interest-bearing deposits	334,463	2,305	0.92%	350,422	3,105	1.18%
Borrowed funds, long-term	20,000	576	3.85%	20,000	707	4.72%
Borrowed funds, short-term	5,438	14	0.34%	15	-	0.00%
Total borrowed funds	25,438	590	3.10%	20,015	707	4.72%
Total interest-bearing liabilities	359,901	2,895	1.08%	370,437	3,812	1.37%
Noninterest-bearing demand deposits	103,255	-	-	94,630	-	-
Funding and cost of funds	463,156	2,895	0.84%	465,067	3,812	1.09%
Other noninterest-bearing liabilities	5,594			5,044
Total liabilities	468,750			470,111
Stockholders' equity	50,695			51,721

Total liabilities and stockholders' equity	$519,445			$521,832

Net interest income		$12,383			$12,496

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.09%			3.01%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.38%			3.35%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$560	$(1,131)	$(571)
Securities	(199)	(242)	(441)
Interest-earning deposits with banks	(39)	15	(24)
Federal bank stocks	(4)	10	6

Total interest-earning assets	318	(1,348)	(1,030)

Interest expense:
Deposits	(136)	(664)	(800)
Borrowed funds	162	(279)	(117)

Total interest-bearing liabilities	26	(943)	(917)

Net interest income	$292	$(405)	$(113)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2013 and 2012 is as follows:

(Dollar amounts in thousands)	At or for the nine months ended
	September 30,
	2013	2012
Balance at the beginning of the period	$5,350	$3,536
Provision for loan losses	438	1,587
Charge-offs	(1,047)	(247)
Recoveries	46	147
Balance at the end of the period	$4,787	$5,023

Non-performing loans	$5,310	$7,353
Non-performing assets	5,458	7,656
Non-performing loans to total loans	1.51%	2.19%
Non-performing assets to total assets	1.04%	1.44%
Allowance for loan losses to total loans	1.36%	1.49%
Allowance for loan losses to non-performing loans	90.14%	68.31%

Nonperforming loans decreased $2.0 million to $5.3 million at September 30, 2013 from $7.4 million at September 30, 2012.  The decrease in nonperforming loans was primarily due to a $941,000 partial charge-off in the second quarter of 2013 of a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during the quarter ended September 30, 2012 due to cash flow considerations, weakened financial condition of the principals and guarantors and updated appraisal information.  This loan had a specific reserve of $1.4 million which was established in the third quarter of 2012.  Also contributing to the decrease were principal reductions resulting from credit workouts and repayments.  Of the $5.3 million in nonperforming loans, the Corporation continues to receive payments on $4.2 million.  During the nine months ended September 30, 2013, nonperforming loans decreased $1.7 million to $5.3 million from $7.0 million at December 31, 2012.

As of September 30, 2013, the Corporation’s classified and criticized assets amounted to $12.9 million, or 2.5% of total assets, with $12.0 million classified as substandard and $948,000 identified as special mention.  This compares to classified and criticized assets of $15.4 million, or 3.0% of total assets, with $10.2 million classified as substandard, $3.8 million identified as special mention and $1.4 million classified as doubtful at December 31, 2012.  The overall decrease in criticized and classified assets was primarily the result of the aforementioned partial charge-off and principal reductions resulting from credit workouts and repayments.

The provision for loan losses decreased $1.1 million, or 72.4%, to $438,000 for the nine months ended September 30, 2013 from $1.6 million for the same period in the prior year as the results for the third quarter of 2012 included provision expense of $1.4 million related to the aforementioned $3.4 million commercial credit relationship.  Net charge-offs for the nine months ended September 30, 2013 were $1.0 million, compared to $247,000 for the same period in 2012 due to the aforementioned partial charge-off.  This loan had sufficient specific reserves allocated to cover the charge-off, however, the charge-off negatively impacted the historical loss factors requiring additional provision for loan losses for the non-owner occupied commercial real estate loan portfolio.

Noninterest income.  Noninterest income decreased $1.0 million or 26.2%, to $3.0 million for the nine months ended September 30, 2013, compared to $4.0 million for the same period in the prior year.  This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $1.1 million and $196,000, respectively.  During the nine months ended September 30, 2013, the Corporation realized securities gains of $291,000.  During the same period in 2012, the Corporation realized securities gains of $1.4 million, $424,000 of which related to the sale of a community bank stock, $538,000 related to the sale of U.S. Treasury securities and $390,000 related to the sale of certain mortgage-backed securities.  Partially offsetting these decreases, fees and service charges and earnings on bank-owned life insurance increased by $95,000 and $85,000, respectively.  During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million.  Excluding securities gains, noninterest income increased $11,000, to $2.7 million during the nine months ended September 30, 2013.

Noninterest expense.  Noninterest expense increased $195,000 to $10.8 million for the nine months ended September 30, 2013, compared to $10.6 million for the same period in the prior year.  This increase in noninterest expense can be attributed to increases in compensation and employee benefits expense, premise and equipment expense, FDIC expense and professional fees of $196,000, $59,000, $25,000 and $3,000, respectively, partially offset by decreases in intangible amortization and other noninterest expense of $59,000 and $29,000, respectively.

Compensation and employee benefits expense increased $196,000, or 3.6%, to $5.7 million for the nine months ended September 30, 2013, compared to $5.5 million for the same period in the prior year.  This increase is primarily attributed to normal salary and wage increases of $228,000 and increases in stock compensation expense, directors fees and incentive compensation of $41,000, $48,000 and $105,000, respectively, partially offset by a $130,000 reduction in employee retirement expense related to the pension plan freeze and decreases of $22,000 and $57,000 in payroll taxes and commission expense, respectively.

The Corporation recognized $213,000 of core deposit intangible amortization expense during the first nine months of 2013 compared to $272,000 for the same period in the prior year.  This amortization relates to a branch acquisition completed in the third quarter of 2009.  Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Premises and equipment expense increased $59,000, or 3.9%, to $1.6 million for the nine months ended September 30, 2013, compared to $1.5 million for the same period in the prior year.  This increase is primarily attributed to increases of $26,000, $11,000 $12,000 and $12,000 in office rent, utility expense, real estate taxes and equipment service contracts, respectively.

FDIC insurance increased $25,000, or 8.9%, to $307,000 for the nine months ended September 30, 2013, compared to $282,000 for the same period in the prior year.  The increase relates to an increase in the Bank’s FDIC insurance assessment rate following prior period increases in nonperforming assets, loans past due 30-89 days and net loan charge-offs.

Provision for income taxes.  The provision for income taxes decreased $124,000, or 14.9%, to $711,000 for the nine months ended September 30, 2013 compared to $835,000 for the same period in the prior year.  The Corporation’s effective tax rate decreased to 19.8% for the first nine months of 2013 from 22.0% for the same period in the prior year due to a decrease in taxable income.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.8% for the period ended September 30, 2013, was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities.  During the nine months ended September 30, 2013, the Corporation used its sources of funds primarily to fund loan originations and security purchases.  As of September 30, 2013, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $48.5 million, and standby letters of credit totaling $193,000.

At September 30, 2013, time deposits amounted to $107.6 million, or 25.1% of the Corporation’s total consolidated deposits, including approximately $35.6 million of which are scheduled to mature within the next year.  Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window.  At September 30, 2013, the Corporation had borrowed funds of $46.7 million consisting of $20.0 million in long-term FHLB advances, $24.5 million in FHLB overnight advances and a $2.2 million short-term advance on a line of credit with a correspondent bank.  The short-term borrowed funds were utilized primarily to offset deposit fluctuations within the quarter and to fund a portion of the $5.0 million redemption of preferred shares that had been issued to the Treasury in August 2011 through the SBLF Program.  Following this redemption, the Treasury holds 5.000 shares of preferred stock, representing a remaining liquidation value to $5.0 million.  For the two-year period beginning with the quarter ending March 31, 2014, the dividend rate on the preferred stock will be fixed at a rate of 1% to 7% per annum.  If the preferred stock remains outstanding for more than four-and-one-half years, beginning in the quarter ending March 31, 2016, the dividend rate will be fixed at 9%.  The dividend rate was 5.0% and 4.72%, respectively, for the quarters ended September 30, 2013 and 2012.  For the two-year period beginning with the quarter ending March 31, 2014, the dividend rate will be fixed at 2.0%.  At September 30, 2013, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $131.0 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), phases out certain kinds of intangibles and instruments treated as capital and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 risk-weighted asset requirement into the prompt corrective action framework.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis.  Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios.  These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes.  As of September 30, 2013, the Corporation’s interest-earning assets maturing or repricing within one year totaled $175.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $165.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $10.0 million.  At September 30, 2013, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 106.0%.

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

As of September 30, 2013, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 12, 2013	By: /s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 12, 2013	By: /s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

