Form 10-K
period 2013-12-31
EMCLAIRE FINANCIAL CORP
filed 2014-03-21
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

As of June 30, 2013, the aggregate value of the 1,485,964 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 276,194 shares held by the directors and officers of the Registrant as a group, was approximately $36.7 million.  This figure is based on the last sales price of $24.70 per share of the Registrant’s Common Stock on June 30, 2013.  The number of outstanding shares of common stock as of March 21, 2014, was 1,770,158.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits.  The Bank operates through a network of fourteen retail branch offices in Venango, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania.  The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

At December 31, 2013, the Corporation had $525.8 million in total assets, $45.1 million in stockholders’ equity, $352.4 million in net loans and $432.0 million in total deposits.

Lending Activities

General.  The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans.  The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area.  One-to-four family mortgage loans amounted to 29.5% of the total loan portfolio at December 31, 2013.  Typically such residences are single-family owner occupied units.  The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB.  As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans.  The Corporation originates home equity loans secured by single-family residences.  Home equity loans amounted to 24.6% of the total loan portfolio at December 31, 2013.  These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit.  These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans.  Commercial lending constitutes a significant portion of the Corporation’s lending activities.  Commercial business and commercial real estate loans amounted to 43.3% of the total loan portfolio at December 31, 2013.  Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate.  Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans.  Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures.  The Corporation also offers unsecured revolving personal lines of credit and overdraft protection.  Consumer loans amounted to 2.6% of the total loan portfolio at December 31, 2013.

Loans to One Borrower.  National banks are subject to limits on the amount of credit that they can extend to one borrower.  Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral.  At December 31, 2013, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $7.4 million.  The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  At December 31, 2013, the Bank’s largest single lending relationship had an outstanding balance of $7.4 million.

Loan Portfolio.  The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2013		2012		2011		2010		2009
	Dollar		Dollar		Dollar		Dollar		Dollar
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$105,541	29.5%	$97,246	28.7%	$93,610	29.6%	$84,575	27.3%	$74,099	25.0%
Home equity loans and lines of credit	87,928	24.6%	85,615	25.2%	71,238	22.5%	75,458	24.3%	77,284	26.1%
Commercial	101,499	28.4%	98,823	29.2%	94,765	30.0%	93,028	30.0%	89,952	30.4%

Total real estate loans	294,968	82.5%	281,684	83.1%	259,613	82.1%	253,061	81.6%	241,335	81.5%

Other loans:
Commercial business	53,214	14.9%	45,581	13.4%	43,826	13.9%	43,780	14.1%	41,588	14.1%
Consumer	9,117	2.6%	11,886	3.5%	12,642	4.0%	13,443	4.3%	12,894	4.4%

Total other loans	62,331	17.5%	57,467	16.9%	56,468	17.9%	57,223	18.4%	54,482	18.5%

Total loans receivable	357,299	100.0%	339,151	100.0%	316,081	100.0%	310,284	100.0%	295,817	100.0%
Less:
Allowance for loan losses	4,869		5,350		3,536		4,132		3,202

Net loans receivable	$352,430		$333,801		$312,545		$306,152		$292,615

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2013.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$1,805	$2,895	$5,703	$95,138	$105,541
Home equity loans and lines of credit	145	9,995	26,597	51,191	87,928
Commercial mortgages	1,409	8,662	31,419	60,009	101,499
Commercial business	2,893	9,295	7,771	33,255	53,214
Consumer	356	4,404	668	3,689	9,117

	$6,608	$35,251	$72,158	$243,282	$357,299

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2013:

(Dollar amounts in thousands)	Fixed	Adjustable
	rates	rates

Residential mortgage	$90,397	$13,339
Home equity loans and lines of credit	73,453	14,330
Commercial mortgage	18,472	81,618
Commercial business	19,728	30,593
Consumer	4,958	3,803

	$207,008	$143,683

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

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure less costs to sell, thereby establishing a new cost basis.  After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less the cost to sell the property.  Revenue and expenses from operations and changes in the valuation allowance are included in the loss on foreclosed real estate.  The Corporation generally attempts to sell its OREO properties as soon as practical upon receipt of clear title.

As of December 31, 2013, the Corporation’s nonperforming assets were $5.3 million, or 1.01% of the Corporation’s total assets, compared to $7.2 million or 1.41% of the Corporation’s total assets, at December 31, 2012.  Nonperforming assets at December 31, 2013 included nonaccrual loans, loans past due 90 days and still on accrual status and OREO of $5.2 million, $62,000 and $107,000, respectively.  Included in nonaccrual loans at December 31, 2013 were 12 loans totaling $2.5 million considered to be troubled debt restructurings (TDRs).  Interest income of $439,000 would have been recorded in 2013 if the nonaccrual loans had been current and performing during the entire period.  Interest of $32,000 on these loans was included in income during 2013.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations.  As of December 31, 2013, the Corporation’s classified and criticized assets amounted to $12.7 million or 2.4% of total assets, with $930,000 identified as special mention and $11.8 million classified as substandard.

Included in classified and criticized assets at December 31, 2013 are four large loan relationships exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first, with an outstanding balance of $2.8 million at December 31, 2013, was originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence.  The hotel, restaurant and retail plaza are complete and operational.  However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel.  In addition, the borrower has limited liquid sources of repayment.  As a result, the borrower has listed substantial real estate holdings for sale.  At December 31, 2013, the loan was performing and classified as substandard.  Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $2.1 million at December 31, 2013, consists of two commercial real estate mortgage loans originated for the purchase and renovation of a commercial office building.  The loans are secured by senior lien positions on the office building and the assignment of lease income.  Due to the inability to fully rent the building, cash flows are insufficient to meet the debt service requirements, operating expenses and real estate taxes.  Given this deficiency, the loans have been determined to be impaired.  At December 31, 2012, the loans had an outstanding balance of $3.4 million, were 30-59 days delinquent, nonperforming and indentified as substandard with the amount of the collateral deficiency rated as doubtful.  At December 31, 2012, the specific reserve allocated to these loans was $1.4 million.  During 2013, the Corporation charged-off the $941,000 portion of the loans that was previously rated as doubtful.  In addition, the borrower has continued to make regular payments which decreased the outstanding balance by $296,000 during 2013.  At December 31, 2013, the loans were 30-59 days delinquent, nonperforming, indentified as substandard and had a specific reserve of $145,000 allocated to them.

The third relationship, with an outstanding balance of $2.1 million at December 31, 2013, consists of one commercial real estate mortgage loan and six commercial business loans.  The loans are secured by lien positions on the manufacturing facilities and other business assets.  While this relationship has historically had positive cash flows and all loans have remained current, the borrower has gone through a transition period due to revenue concentration in one customer and is currently reporting losses and displaying cash flow deficits.  At December 31, 2013, the loans were performing but identified as substandard.  As a result of the recent appraised value of the collateral, the Corporation does not currently expect to incur a loss on this relationship.

The fourth, with an outstanding balance of $1.3 million at December 31, 2013, is a consumer installment loan for the purpose of consolidating various personal debts.  This loan is secured by a lien on the primary residence of the borrower discussed in the first loan above.  The original debtor has been discharged in bankruptcy and the debt is currently being repaid by the collateral owner securing the loan.  At December 31, 2013, the loan was nonperforming, classified as substandard and considered a TDR.  As a result of the estimated value of the collateral, the Corporation does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2013	2012	2011	2010	2009

Nonperforming loans	$5,207	$6,988	$5,565	$6,611	$2,418

Total as a percentage of gross loans	1.46%	2.06%	1.76%	2.13%	0.82%

Repossessions	-	-	-	-	40
Real estate acquired through foreclosure	107	180	307	373	173
Total as a percentage of total assets	0.02%	0.04%	0.06%	0.08%	0.05%

Total nonperforming assets	$5,314	$7,168	$5,872	$6,984	$2,631

Total nonperforming assets
as a percentage of total assets	1.01%	1.41%	1.19%	1.45%	0.56%

Allowance for loan losses as a
percentage of nonperforming loans	93.51%	76.56%	63.54%	62.50%	132.42%

Allowance for Loan Losses.  Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio.  The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses.  Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2013 of $4.9 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$5,350	$3,536	$4,132	$3,202	$2,651

Provision for loan losses	580	2,154	420	1,306	1,367

Charge-offs:
Residential mortgage loans	(36)	(90)	(224)	(40)	(35)
Home equity loans and lines of credit	(68)	(222)	(188)	(45)	-
Commercial mortgage loans	(941)	(35)	(200)	(61)	(477)
Commercial business loans	-	(50)	(415)	(216)	(264)
Consumer loans	(85)	(101)	(67)	(190)	(83)
	(1,130)	(498)	(1,094)	(552)	(859)

Recoveries:
Residential mortgage loans	1	84	3	2	-
Home equity loans and lines of credit	-	27	1	2	-
Commercial mortgage loans	8	8	-	147	-
Commercial business loans	18	15	63	5	7
Consumer loans	42	24	11	20	36
	69	158	78	176	43

Net charge-offs	(1,061)	(340)	(1,016)	(376)	(816)

Balance at end of period	$4,869	$5,350	$3,536	$4,132	$3,202

Ratio of net charge-offs to average loans outstanding	0.30%	0.10%	0.32%	0.12%	0.29%

Ratio of allowance to total loans at end of period	1.36%	1.58%	1.12%	1.33%	1.08%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$822	14.9%	$636	13.4%	$590	13.9%	$1,323	14.1%	$448	14.1%
Commercial mortgages	2,450	28.4%	3,090	29.2%	1,737	30.0%	1,707	30.0%	1,891	30.4%
Residential mortgages	923	29.5%	828	28.7%	832	29.6%	398	27.3%	356	25.0%
Home equity loans	625	24.6%	730	25.2%	320	22.5%	572	24.3%	452	26.1%
Consumer loans	49	2.6%	66	3.5%	57	4.0%	132	4.3%	51	4.4%
Unallocated	-	-	-	-	-	-	-	-	4	-

	$4,869	100%	$5,350	100%	$3,536	100%	$4,132	100%	$3,202	100%

Investment Activities

General.  The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, municipal and equity securities.

Investment decisions are made within policy guidelines as established by the Board of Directors.  This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Corporation, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2013:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$-	$973	$2,799	$396	$-	$4,168
U.S. government sponsored entities and agencies	-	-	12,333	10,559	-	-	22,892
U.S. agency mortgage-backed securities: residential	-	-	-	-	11,361	-	11,361
U.S. agency collateralized mortgage obligations: residential	-	-	-	-	39,722	-	39,722
Corporate securities	-	-	241	-	-	-	241
State and political subdivision	1,008	1,920	3,741	26,463	3,367	-	36,499
Equity securities	-	-	-	-	-	2,421	2,421

Estimated fair value	$1,008	$1,920	$17,288	$39,821	$54,846	$2,421	$117,304

Weighted average yield (1)	5.03%	4.86%	1.93%	3.49%	2.16%	4.24%	2.69%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2013	2012	2011

U.S. Treasury and federal agency	$4,168	$3,967	$4,460
U.S. government sponsored entities and agencies	22,892	28,162	41,520
U.S. agency mortgage-backed securities: residential	11,361	22,724	37,478
U.S. agency collateralized mortgage obligations: residential	39,722	22,475	-
Corporate securities	241	3,761	-
State and political subdivision	36,499	36,765	37,000
Equity securities	2,421	2,352	2,696
	$117,304	$120,206	$123,154

For additional information regarding the Corporation’s investment portfolio see “Note 3 – Securities” on page F-15 to the consolidated financial statements.

Sources of Funds

General.  Deposits are the primary source of the Corporation’s funds for lending and investing activities. Secondary sources of funds are derived from loan repayments, investment maturities and borrowed funds.  Loan repayments can be considered a relatively stable funding source, while deposit activity is greatly influenced by interest rates and general market conditions.  The Corporation also has access to funds through other various sources.  For additional information about the Corporation’s sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” in item 7.

Deposits.  The Corporation offers a wide variety of retail deposit account products to both consumer and commercial deposit customers, including time deposits, noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

Deposit products are promoted in periodic newspaper, radio and other forms of advertisements, along with notices provided in customer account statements.  The Corporation’s marketing strategy is based on its reputation as a community bank that provides quality products and personalized customer service.

The Corporation pays interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area.  Management reviews interest rates on deposits bi-weekly and considers a number of factors, including: (1) the Corporation’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Corporation’s liquidity position.

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2013			2012

	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$104,269	24.1%	-	$98,559	22.8%
Interest bearing demand deposits	0.15%	221,412	51.3%	0.15%	201,919	46.7%
Time deposits	1.87%	106,325	24.6%	2.63%	131,981	30.5%

	0.54%	$432,006	100.0%	0.87%	$432,459	100.0%

The following table sets forth maturities of the Corporation’s certificates of deposit of $100,000 or more at December 31, 2013 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Less than three months	$1,988
Over three months to six months	3,102
Over six months to twelve months	8,637
Over twelve months	29,638

$43,365

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

(Dollar amounts in thousands)	2013	2012

Ending balance	$44,150	$20,000
Average balance	29,381	20,027
Maximum balance	48,400	24,000
Average rate	2.74%	4.65%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in item 7 and “Note 9 – Deposits” on page F-26 and “Note 10 – Borrowed Funds” on page F-27 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company.  As of December 31, 2013, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2013, the Corporation had 116 full time equivalent employees.  There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees to be satisfactory.

Competition

The Corporation competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.

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

The Corporation is also a bank holding company within the meaning of the Pennsylvania Banking Code.  As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the Pennsylvania Department of Banking and Securities.

The Corporation’s securities are registered with the SEC under the Exchange Act.  As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.  The public may obtain all forms and information filed with the SEC through their website http://www.sec.gov.

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  The Corporation is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act, enacted in 2010, is complex and broad in scope.  The Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented corporate governance requirements for all public companies related to executive compensation, shareholder proxy access, whistleblower provisions and restricted certain trading activities of banks and their affiliates.  In addition, The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB), which has extensive regulatory and enforcement powers over consumer financial products and services and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk.  The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.  The regulations will continue to take effect over several years.

In January 2013, the CFPB issued eight final regulations governing primarily consumer mortgage lending.  One of these rules, the ability to repay and qualified mortgage rule, took effect January 10, 2014.  The rule imposes additional requirements on lenders including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage.  Also in January, the CFPB finalized rules on escrow accounts for higher priced mortgage loans, expanded the scope of the high-cost mortgage provision in the Trust in Lending Act and implemented certain mortgage servicing provisions.  In November 2013, the CFPB issued a final appraisal rule and an interagency rule on appraisals for higher-priced mortgage loans for which compliance is required by August 1, 2015.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:  (i) a new independent consumer financial protection bureau has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws.  Smaller financial institutions like the Bank are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws; (ii) the Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries; (iii) Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules; (iv) the prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts; (v) state law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms; (vi) deposit insurance was permanently increased to $250,000; (vii) deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period; and (viii) the minimum reserve ratio of the DIF increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2013, was in compliance with the above restrictions.

Loans to One Borrower Limitations.  With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2013, the Bank’s loans-to-one-borrower limit was $7.4 million based upon the 15% of unimpaired capital and surplus measurement.  The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters.  At December 31, 2013, the Bank’s largest single lending relationship had an outstanding balance of $7.4 million.

Capital Standards.  The federal banking agencies have adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk.

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

The following table sets forth certain information concerning regulatory capital ratios of the consolidated Corporation and the Bank as of the dates presented:

(Dollar amounts in thousands)	December 31, 2013				December 31, 2012
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$47,711	15.10%	$48,222	15.34%	$50,035	16.62%	$48,585	16.21%
For capital adequacy purposes	25,269	8.00%	25,152	8.00%	24,083	8.00%	23,971	8.00%
To be well capitalized	N/A	N/A	31,440	10.00%	N/A	N/A	29,964	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$43,722	13.84%	$44,273	14.08%	$46,252	15.36%	$44,820	14.96%
For capital adequacy purposes	12,634	4.00%	12,576	4.00%	12,042	4.00%	11,985	4.00%
To be well capitalized	N/A	N/A	18,864	6.00%	N/A	N/A	17,978	6.00%
Tier 1 capital to average assets:
Actual	$43,722	8.45%	$44,273	8.58%	$46,252	9.18%	$44,820	8.92%
For capital adequacy purposes	20,690	4.00%	20,651	4.00%	20,148	4.00%	20,101	4.00%
To be well capitalized	N/A	N/A	25,814	5.00%	N/A	N/A	25,126	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2013, the Bank exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the permission of the institution’s primary regulator.

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

Insurance of Accounts.  Deposit insurance assessment payments, which are determined through a risk-based assessment system, are made to the Deposit Insurance Fund (DIF).  Deposit accounts are currently insured by the DIF generally up to a maximum of $250,000 per separately insured depositor.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories designed to measure risk.  Total base assessment rates currently range from 0.025% of deposits for an institution in the highest rated category to 0.45% of deposits for an institution in the lowest rated category.  In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or condition imposed by the FDIC.

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

Consumer Protection Laws and Regulations.  The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

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

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Generally speaking, predatory lending involves at least one, and perhaps all three, of the following elements (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB.  At December 31, 2013, the Bank was in compliance with the stock requirements.

Federal Reserve System.  The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits.  At December 31, 2013, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities.  The Bank considers these facilities owned or occupied under lease to be adequate.  For additional information regarding the Bank’s properties, see “Note 6 - Premises and Equipment” on page F-24 to the consolidated financial statements.

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

Market, Holder and Dividend Information

Emclaire Financial Corp common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”.  The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc.	Janney Montgomery Scott LLC	Monroe Securities, Inc.
4 Tower Bridge, Suite 300	1801 Market Street	100 North Riverside Plaza
200 Bar Harbor Drive	Philadelphia, PA 19103-1675	Suite 1620
West Conshohocken, PA 19428	Telephone: (215) 665-6000	Chicago, IL 60606
Telephone: (800) 883-1212		Telephone: (312) 327-2530

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

	Market Price			Cash
	High	Low	Close	Dividend

2013:
Fourth quarter	$28.00	$23.77	$25.14	$0.20
Third quarter	26.97	23.43	25.95	0.20
Second quarter	26.00	22.59	24.70	0.20
First quarter	27.50	20.53	24.00	0.20

2012:
Fourth quarter	$24.46	$19.84	$20.85	$0.28
Third quarter	25.00	18.60	22.45	0.18
Second quarter	20.58	18.01	19.95	0.18
First quarter	18.59	15.23	18.59	0.18

As of March 3, 2014, there were approximately 657 stockholders of record and 1,769,908 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes.  The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares.  Participants may also make optional cash purchases of common stock through this plan and pay no brokerage commissions or fees.  To obtain a plan document and authorization card to participate in the plan, please call 800-757-5755.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2013.

Item 6.  Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2013 and 2012.  This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $3.4 million or $1.91 per diluted common share for 2013, compared to $3.2 million or $1.80 per diluted common share for 2012.  Net income available to common stockholders was impacted by the following:

•
Net interest income increased $135,000 or 0.9% in 2013.  This increase primarily related to a decrease in interest expense of $1.3 million or 26.1% as the Corporation’s cost of funds decreased 29 basis points to 0.79% for 2013 from 1.08% for 2012.  The management of funding costs resulted in a 6 basis point increase in the net interest margin to 3.40% for 2013, from 3.34% for 2012, despite decreasing asset yields.

K-21

•
Provision for loan losses decreased $1.6 million, or 73.1%, to $580,000 for the year ended December 31, 2013 from $2.2 million for 2012.  The provision for loan losses for 2012 included a $1.4 million specific reserve related to a $3.4 million commercial real estate credit relationship, which was identified as being impaired during that period.

•
Noninterest income decreased $1.0 million, or 21.1%, to $3.9 million for the year ended December 31, 2013 from $4.9 million for 2012.  The decrease resulted from a $917,000 decrease in net gains on securities and a $268,000 decrease in commissions on financial services, partially offset by increases in fees and service charges and earnings on bank-owned life insurance of $65,000 and $80,000, respectively.

•
Noninterest expense increased $543,000, or 3.9%, to $14.5 million for the year ended December 31, 2013 from $13.9 million for 2012.  The increase primarily related to increases in compensation and benefits, premises and equipment expense, professional fees and FDIC insurance expenses of $378,000, $146,000, $43,000 and $54,000, respectively, partially offset by a decrease in intangible asset amortization of $75,000.  Noninterest expense for 2013 included $105,000 related to the Bank’s new branch office in Saint Marys, Pennsylvania which opened in October 2013.

Changes in Financial Condition

Total assets increased $16.8 million, or 3.3%, to $525.8 million at December 31, 2013 from $509.0 million at December 31, 2012.  This increase primarily related to an increase in net loans receivable, premises and equipment and federal bank stocks of $18.6 million, $3.1 million and $1.1 million, respectively.  Partially offsetting these increases were decreases in cash equivalents and investment securities of $3.8 million and $2.9 million, respectively.

The Corporation’s asset growth was primarily funded by an increase in borrowed funds of $24.2 million, partially offset by a decrease in stockholders’ equity of $6.7 million.

Cash and cash equivalents.  Cash and cash equivalents decreased $3.8 million, or 18.4%, to $16.7 million at December 31, 2013 from $20.4 million at December 31, 2012.  This decrease primarily resulted from the funding of loans.  Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds.  Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities.  Securities decreased $2.9 million, or 2.4%, to $117.3 million at December 31, 2013 from $120.2 million at December 31, 2012.  This decrease was partly related to the utilization of cash received from investment security calls and sales to fund loan originations.

Loans receivable.  Net loans receivable increased $18.6 million, or 5.6%, to $352.4 million at December 31, 2013 from $333.8 million at December 31, 2012.  The increase was primarily driven by growth in the Corporation’s residential mortgage, commercial business, commercial real estate and home equity loan portfolios of $8.3 million, $7.6 million, $2.7 million and $2.3 million, respectively, and a $481,000 decrease in the allowance for loan losses.  The growth in the Corporation’s residential mortgage portfolio was driven by purchases of fixed-rate loans secured by residential real estate located in an adjacent market which totaled $12.1 million at December 31, 2013.  This growth was partially offset by a $2.8 million decrease in the consumer loan portfolio.

Nonperforming assets.  Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned.  Nonperforming assets were $5.3 million, or 1.01% of total assets, at December 31, 2013 compared to $7.2 million, or 1.41% of total assets, at December 31, 2012.  Nonperforming assets consisted of nonperforming loans and real estate owned of $5.2 million and $107,000, respectively, at December 31, 2013 and $7.0 million and $180,000, respectively, at December 31, 2012. This decrease in nonperforming loans was due to a $941,000 partial charge-off of a nonperforming commercial real estate loan for which a specific reserve of $1.4 million was established in 2012 and the continued management and collection efforts related to other nonperforming assets.  At December 31, 2013, nonperforming loans consisted primarily of commercial mortgage, consumer and residential mortgage loans.

Federal bank stocks.  Federal bank stocks were comprised of FHLB stock and FRB stock of $3.0 million and $984,000, respectively, at December 31, 2013.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks.  The Corporation purchased $1.9 million of FHLB capital stock and the FHLB repurchased $802,000 of the Corporation’s excess capital stock during 2013.

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

Premises and equipment.  Premises and equipment increased $3.1 million, or 34.1%, to $12.3 million at December 31, 2013 from $9.2 million at December 31, 2012.  The overall increase in premises and equipment during the year was due to capital expenditures of $3.8 million, partially offset by normal depreciation and amortization of $677,000.  Capital expenditures during the year primarily consisted of $2.7 million related to the construction of a new branch banking office in Cranberry Township, Pennsylvania which is expected to open in the second quarter of 2014.

Goodwill.  Goodwill was $3.7 million at December 31, 2013 and 2012.  Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  Management evaluated goodwill and concluded that no impairment existed at December 31, 2013.

Core deposit intangible.  The core deposit intangible was $965,000 at December 31, 2013.  In connection with the assumption of deposits in the 2009 Titusville branch acquisition, the Corporation recorded a core deposit intangible of $2.8 million.  This asset represents the long-term value of the core deposits acquired.  Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles.  The fair value was derived using an industry standard financial instrument present value methodology.  All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure.  This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years.  The core deposit intangible asset is not estimated to have a significant residual value.  The Corporation recorded $270,000 and $345,000 of intangible amortization in 2013 and 2012, respectively.

Deposits.  Total deposits decreased $453,000 to $432.0 million at December 31, 2013 from $432.5 million at December 31, 2012.  Noninterest bearing deposits increased $5.8 million, or 5.8%, during the year while interest bearing deposits decreased $6.2 million, or 1.8%.

Borrowed funds.  Borrowed funds increased $24.2 million to $44.2 million at December 31, 2013 from $20.0 at December 31, 2012.  Borrowed funds at December 31, 2013 consisted of short-term borrowings of $24.2 million and long-term borrowings of $20.0 million.  Short-term borrowed funds at December 31, 2013 consisted of $22.0 million in FHLB overnight advances with a rate of 0.25% and $2.2 million outstanding on a line of credit with a correspondent bank at 4.25%.  During 2013, short-term borrowings were utilized primarily to fund loan growth and compensate for normal deposit fluctuations.

Stockholders’ equity.  Stockholders’ equity decreased $6.7 million, or 12.9%, to $45.1 million at December 31, 2013 from $51.7 million at December 31, 2012.  The decrease primarily related to the redemption of $5.0 million, or 50% of the $10.0 million in outstanding preferred shares and a $3.9 million decrease in accumulated other comprehensive income.  These decreases were partially offset by an increase in retained earnings of $2.0 million as a result of net income of $3.8 million in 2013.  The decrease in accumulated other comprehensive income resulted from a decrease in the net unrealized gains on securities available for sale following a rise in long term market interest rates and was partially offset by the change in the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $3.8 million and $3.7 million in 2013 and 2012, respectively.  The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	Year ended December 31,
	2013			2012
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$328,564	$16,022	4.88%	$309,559	$16,594	5.36%
Loans, tax-exempt	15,814	819	5.18%	19,331	879	4.55%
Total loans receivable	344,378	16,841	4.89%	328,890	17,473	5.31%
Securities, taxable	89,052	1,715	1.93%	102,135	2,246	2.20%
Securities, tax-exempt	40,197	1,631	4.06%	36,834	1,635	4.44%
Total securities	129,249	3,346	2.59%	138,969	3,881	2.79%
Interest-earning deposits with banks	12,355	55	0.45%	23,233	85	0.37%
Federal bank stocks	3,266	77	2.36%	3,320	65	1.96%
Total interest-earning cash equivalents	15,621	132	0.85%	26,553	150	0.56%
Total interest-earning assets	489,248	20,319	4.15%	494,412	21,504	4.35%
Cash and due from banks	2,043			2,376
Other noninterest-earning assets	28,280			22,761
Total Assets	$519,571			$519,549
Interest-bearing liabilities:
Interest-bearing demand deposits	$216,341	345	0.16%	$207,689	440	0.21%
Time deposits	115,989	2,528	2.18%	139,092	3,605	2.59%
Total interest-bearing deposits	332,330	2,873	0.86%	346,781	4,045	1.17%
Borrowed funds, short-term	9,381	50	0.53%	27	-	0.00%
Borrowed funds, long-term (1)	20,000	754	3.77%	20,000	931	4.66%
Total borrowed funds	29,381	804	2.74%	20,027	931	4.65%
Total interest-bearing liabilities	361,711	3,677	1.02%	366,808	4,976	1.36%
Noninterest-bearing demand deposits	103,331	-	-	96,048	-	-
Funding and cost of funds	465,042	3,677	0.79%	462,856	4,976	1.08%
Other noninterest-bearing liabilities	5,236			4,870
Total Liabilities	470,278			467,726
Stockholders' Equity	49,293			51,823
Total Liabilities and Stockholders' Equity	$519,571			$519,549
Net interest income		$16,642			$16,528
Interest rate spread (difference between
weighted average rate on interest-earning
assets and interest-bearing liabilities)			3.13%			2.99%
Net interest margin (net interest
income as a percentage of average
interest-earning assets)			3.40%			3.34%

(1) Interest on long-term borrowed funds was reduced by $50,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	2013 versus 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$798	$(1,430)	$(632)
Securities	(262)	(273)	(535)
Interest-earning deposits with banks	(46)	16	(30)
Federal bank stocks	(1)	13	12

Total interest-earning assets	489	(1,674)	(1,185)

Interest expense:
Deposits	(162)	(1,010)	(1,172)
Borrowed funds, short term	50	-	50
Borrowed funds, long term	-	(177)	(177)

Total interest-bearing liabilities	(112)	(1,187)	(1,299)

Net interest income	$601	$(487)	$114

2013 Results Compared to 2012 Results

The Corporation reported net income before preferred stock dividends of $3.8 million and $3.7 million for 2013 and 2012, respectively.  The $154,000, or 4.2%, increase in net income was attributed to an increase in net interest income of $135,000 and decreases in the provision for loan losses and the provision for income taxes of $1.6 million and $21,000, respectively, partially offset by a decrease in noninterest income of $1.0 million and an increase in noninterest expense of $543,000.

Net interest income.  The primary source of the Corporation’s revenue is net interest income.  Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets.  Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates.  Tax equivalent net interest income increased $114,000 to $16.6 million for 2013, compared to $16.5 million for 2012.  This increase in net interest income can be attributed to a decrease in interest expense of $1.3 million, partially offset by a decrease in tax equivalent interest income of $1.2 million.

Interest income.  Tax equivalent interest income decreased $1.2 million, or 5.5%, to $20.3 million for 2013, compared to $21.5 million for 2012.  This decrease can be attributed to decreases in interest earned on loans, securities and interest earning deposits of $632,000, $535,000 and $30,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $12,000.

Tax equivalent interest earned on loans receivable decreased $632,000 to $16.8 million for 2013, compared to $17.5 million for 2012.  The average yield on loans decreased 42 basis points to 4.89% for 2013, versus 5.31% for 2012 causing a $1.4 million decrease in interest income.  Offsetting this unfavorable yield decline, the average balance of loans increased $15.5 million, or 4.7%, generating $798,000 of additional interest income on loans.

Tax equivalent interest earned on securities decreased $535,000, or 13.8%, to $3.3 million for 2013 compared to $3.9 million for 2012.  The average yield on securities decreased 20 basis points to 2.59% for 2013 versus 2.79% for 2012 causing a $273,000 decrease in interest income.  Additionally, the average balance of securities decreased $9.7 million, or 7.0%, causing a $262,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $30,000, or 35.3%, to $55,000 for 2013 compared to $85,000 for 2012.  The average balance of interest-earning deposits decreased $10.9 million, or 46.8%, causing a $46,000 decrease in interest income.  Offsetting this unfavorable variance, the average yield on these accounts increased 8 basis points to 45 basis points for 2013 versus 37 basis points for 2012 generating an additional $16,000 in interest income.

Interest earned on Federal bank stocks increased $12,000, or 18.5%, to $77,000 for 2013 compared to $65,000 for 2012.  The average yield on these accounts increased 40 basis points to 2.36% for 2013 versus 1.96% for 2012 generating a $13,000 increase in interest income.  Offsetting this favorable yield variance, average Federal bank stocks decreased $54,000, or 1.6%, causing a $1,000 decrease in interest income.

Interest expense.  Interest expense decreased $1.3 million, or 26.1%, to $3.7 million for 2013 compared to $5.0 million for 2012.  This decrease can be attributed to decreases in interest expense on interest-bearing deposits and borrowed funds of $1.2 million and $127,000, respectively.

Interest expense on deposits decreased $1.2 million, or 29.0%, to $2.9 million for 2013 compared to $4.0 million for 2012.  The average rate on interest-bearing deposits decreased by 31 basis points to 0.86% for 2013 versus 1.17% for 2012 causing a $1.0 million decrease in interest expense.  Additionally, the average balance of interest-bearing deposits decreased $14.5 million, or 4.2%, causing a $162,000 decrease in interest expense.

Interest expense on borrowed funds decreased $127,000, or 13.6%, to $804,000 for 2013 compared to $931,000 for 2012.  The average cost of borrowed funds decreased 191 basis points to 2.74% for 2013 versus 4.65% for 2012 causing a $177,000 decrease in interest expense.  This was the result of the Corporation exchanging and modifying $15.0 million of the $20.0 million in outstanding FHLB advances during the fourth quarter of 2012, which reduced the average rate on the $15.0 million of advances from 4.83% to 0.93%.  Prepayment penalties totaling $2.3 million were cash-settled at the time of modification and are being amortized over five years, the life of the new advances.  Partially offsetting the favorable rate variance, the average balance of borrowed funds increased $9.4 million, or 46.7%, to $29.4 million for 2013 compared to $20.0 million for 2012 as the Corporation utilized short-term borrowings, which caused a $50,000 increase in interest expense.  Short-term borrowings at December 31, 2013 included $22.0 million of FHLB overnight advances with a rate of 0.25% and a $2.2 million advance on a line of credit with a correspondent bank with a rate of 4.25%.

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

Nonperforming loans decreased $1.8 million, or 25.5%, to $5.2 million at December 31, 2013 from $7.0 million at December 31, 2012.  The decrease in nonperforming loans was primarily due to a $941,000 partial charge-off in 2013 of a $3.4 million commercial real estate relationship identified as impaired and placed on nonaccrual status during 2012 due to cash flow considerations, weakened financial condition of the principals and guarantors and updated appraisal information.  This loan had a specific reserve of $1.4 million which was established in 2012.  Also contributing to the decrease were principal reductions resulting from credit workouts and repayments.

The provision for loan losses decreased $1.6 million, or 73.1%, to $580,000 for 2013 from $2.2 million for 2012 as $1.4 million in specific reserves was allocated to the aforementioned $3.4 million commercial credit relationship during 2012.  The Corporation’s allowance for loan losses amounted to $4.9 million, or 1.36% of the Corporation’s total loan portfolio at December 31, 2013 compared to $5.4 million or 1.58% of total loans at December 31, 2012.  The allowance for loan losses as a percentage of nonperforming loans at December 31, 2013 and 2012 was 93.5% and 76.6%, respectively.

Noninterest income.  Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on bank-owned life insurance (BOLI).  Noninterest income decreased $1.0 million, or 21.1%, to $3.9 million for 2013 compared to $4.9 million for 2012.  This decrease was primarily due to decreases in gains on the sale of securities and commissions on financial services of $1.0 million and $268,000, respectively.  During 2013, the Corporation realized securities gains of $340,000 compared to $1.4 million realized in 2012, of which $424,000 related to the sale of a community bank stock, $538,000 related to the sale of U.S. Treasury securities and $390,000 related to the sale of certain mortgage-backed securities.  Partially offsetting these gains, the Corporation recorded $103,000 in other than temporary impairment charges during 2012 on two marketable equity securities. During the third quarter of 2013, the Corporation discontinued providing retail brokerage and other investment services. Partially offsetting these decreases in noninterest income, fees and service charges and earnings on BOLI increased by $65,000 and $80,000, respectively.  During the third quarter of 2012, the Corporation purchased an additional $4.0 million of bank-owned life insurance, thereby increasing its total investment to over $10.0 million.

Noninterest expense.  Noninterest expense increased $543,000 to $14.5 million for 2013, compared to $13.9 million for 2012.  This increase was primarily related to increases in compensation and employee benefits, premises and equipment expense, professional fees and FDIC insurance expense, partially offset by decreases in intangible asset amortization and other noninterest expense.

The largest component of noninterest expense, compensation and employee benefits, increased $378,000, or 5.3%, to $7.6 million for 2013 compared to $7.2 million for 2012.  This increase primarily related to normal compensation increases as well as increases in incentive compensation expense, employee health insurance costs, director fees and stock compensation.  During 2013, there was $286,000 of expense recognized for incentive compensation programs versus no expense recognized in 2012.  Partially offsetting these increases was a reduction in employee retirement expense related to the curtailment of the Bank’s pension plan as well as decreases in commission expense and payroll taxes.

Premises and equipment expense increased $146,000, or 7.3%, to $2.2 million for 2013 compared to $2.0 million for 2012, $42,000 of which related to a new branch banking office opened in October 2013 in Saint Marys, Pennsylvania.  Increases in building repairs and maintenance, equipment repairs and maintenance, real estate taxes and utilities also contributed to the increase.

Professional fees increased $43,000, or 6.4%, to $715,000 for 2013 compared to $672,000 for 2012.  This increase primarily related to increases in accounting fees and other consulting fees, partially offset by a decrease in legal fees.

FDIC expense increased $54,000, or 14.0%, to $441,000 for 2013 compared to $387,000 for 2012.  This increase primarily related to an increase in the Bank’s FDIC insurance assessment rate following prior period increases in nonperforming assets, loans past due 30-89 days and net loan charge-offs.

The Corporation recognized $270,000 of intangible amortization in 2013 compared to $345,000 in 2012 associated with a core deposit intangible asset of $2.8 million that was recorded in connection with the 2009 Titusville branch acquisition.

Other noninterest expense remained stable at $3.3 million for 2013 and 2012.  This was the result of increases in telephone, shares tax, MAC processing, travel and entertainment and subscription expenses, offset by decreases in check card reward expense, debit card losses and collections expense.

The provision for income taxes decreased $21,000, or 2.2%, to $913,000 for 2013 compared to $934,000 for 2012 primarily due to a decrease in taxable income.  The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.4% for 2013 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

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

In order to minimize the potential for adverse affects of material and prolonged changes in interest rates on the Corporation’s results of operations, the Corporation’s management team has implemented and continues to monitor asset liability management policies to better match the maturities and repricing terms of the Corporation’s interest-earning assets and interest-bearing liabilities.  Such policies have consisted primarily of (i) originating adjustable-rate mortgage loans; (ii) originating short-term secured commercial loans with the rate on the loan tied to the prime rate or reset features in which the rate changes at determined intervals; (iii) emphasizing investment in shorter-term (10 years or less) investment securities; (iv) selling longer-term (30-year) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including securities classified as available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; and (vii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2013, the Corporation’s interest-earning assets maturing or repricing within one year totaled $167.7 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $151.9 million, providing an excess of interest-earning assets over interest-bearing liabilities of $15.8 million or 3.0% of total assets.  At December 31, 2013, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 110.4%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2013 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Due in	Due within	Due within	Due within	Due in
	six months	six months	one to	three to	over
	or less	to one year	three years	four years	four years	Total

Total interest-earning assets	$127,016	$40,675	$101,734	$32,890	$187,549	$489,864

Total interest-bearing liabilities	85,147	66,778	126,061	26,725	65,057	369,768

Interest rate sensitivity gap	$41,869	$(26,103)	$(24,327)	$6,165	$122,492	$120,096

Cumulative rate sensitivity gap	$41,869	$15,766	$(8,561)	$(2,396)	$120,096

Ratio of gap during the period to total interest earning assets	8.55%	(5.33)%	(4.97)%	1.26%	25.01%

Ratio of cumulative gap to total interest earning assets	8.55%	3.22%	(1.75)%	(0.49)%	24.52%

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

Economic value of equity simulation.  Economic value of equity is the present value of the Corporation’s existing assets less the present value of the Corporation’s existing liabilities.  Given a 200 basis point immediate and permanent increase or decrease in market interest rates, economic value of equity may not correspondingly decrease or increase by more than 20%.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2013 and 2012, respectively.  This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2013 remained constant.  The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2013 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2013 Net interest income - increase (decrease)	(0.59)%	(1.42)%	(3.77)%	(8.30)%

2012 Net interest income - increase (decrease)	1.92%	2.57%	(2.73)%	(4.42)%

Although the Corporation’s current gap position is positive, the net interest income simulation projects a modest decrease in net interest income in the 100 basis point and 200 basis point market rate increase scenarios.  This is due to the level of overnight advances outstanding at December 31, 2013.

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

Capital Resources

Total stockholders’ equity decreased $6.7 million, or 12.9%, to $45.1 million at December 31, 2013 from $51.7 million at December 31, 2012.  Net income before preferred stock dividends of $3.8 million in 2013 represented an increase in earnings of $154,000, or 4.2%, compared to 2012.  Returns on average equity and assets were 7.73% and 0.73%, respectively, for 2013.

The Corporation’s capital to assets ratio decreased to 8.6% at December 31, 2013 from 10.2% at December 31, 2012.  On September 17, 2013, with the approval of the Corporation’s primary federal banking regulator, the Corporation redeemed 5,000 shares, or 50%, of its Series B Preferred Stock held by the U.S. Treasury at an aggregate redemption price of $5.0 million, plus accrued but unpaid dividends.  In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 40% of registered shareholder accounts active in the plan at December 31, 2013.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements.  Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions.  At December 31, 2013, the Corporation and the Bank were in excess of all regulatory capital requirements.  See Note 11 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities.  During 2013, the Corporation used its sources of funds primarily to fund loan commitments.  As of December 31, 2013, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $52.4 million, and standby letters of credit totaling $188,000.  The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2013, time deposits amounted to $106.3 million, or 24.6%, of the Corporation’s total consolidated deposits, including approximately $34.4 million scheduled to mature within the next year.  Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds.  These sources include a $5.0 million line of credit with a correspondent bank of which $2.2 million was outstanding at December 31, 2013, a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans.  At December 31, 2013, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $120.7 million.

The Corporation paid quarterly cash dividends over the past two years.  The Corporation paid dividends of $0.20 and $0.18 per common share for the four quarters of 2013 and 2012, respectively.  In addition, the Corporation declared and paid a special cash dividend of $0.10 per common share in December 2012.  On February 19, 2014, the Corporation declared a quarterly dividend of $0.22 per common share payable on March 21, 2014 to shareholders of record on March 3, 2014.  The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Other-than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery.

Goodwill and intangible assets.  Goodwill represents the excess cost over fair value of assets acquired in a business combination.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill.  As of November 30, 2013, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date.  If for any future period it is determine that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2013, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2013, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2013.  This assessment was based on criteria for evaluating internal control over financial reporting established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2013.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information  required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 22, 2014 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2013 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007.

			Number of securities remaining
		Weighted-average	available for issuance under
	Number of securities to	exercise price of	equity compensation plans
	be issued upon exercise	outstanding options	(excluding securities reflected in
Plan Category	of outstanding options	(1)	the first column)

Equity compensation plans approved by security holders	79,250	$24.97	51,196

Equity compensation plans not approved by security holders	0	—	0

Total	79,250	$24.97	51,196

(1) Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase 79,250 shares were outstanding at December 31, 2013. In addition, 2,250 shares of common stock have been issued upon exercise of options. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 44,800 shares have been granted.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules:

(i)The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(3)Management Contracts or Compensatory Plans:

 (i) Exhibits 10.1-10.7 listed below in (b) identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)

3.2	Bylaws of Emclaire Financial Corp (1)

3.3	Statement with respect to shares for Series B Preferred Stock. (2)

4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (3)

4.1	Form of certificate for Series B Preferred Stock. (2)

10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and William C. Marsh, dated as of November 16, 2011. (4)*

10.2	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of July 1, 2007. (4)*

10.3	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008. (5)*

10.4	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010. (6)*

10.5	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and20 Officers and Employees. (7)*

10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (7)*

10.7	Farmers National Bank of Emlenton Deferred Compensation Plan. (8)*

10.8	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (9)*

10.9	Emclaire Financial Corp 2014 Stock Incentive Plan (10)*

10.10	Securities Purchase Agreement, dated August 18, 2011 between the Corporation and the U.S. Department of the Treasury with respect to the Series B Preferred Stock. (2)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

14.0	Code of Personal and Business Conduct and Ethics. (11)

20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (12)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer Section 302 Certification.

31.2	Principal Financial Officer Section 302 Certification.

32.1	Principal Executive Officer Section 906 Certification.

32.2	Principal Financial Officer Section 906 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2011.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 21, 2014.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 21, 2014	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
President
	Director	Date:	March 21, 2014
(Principal Executive Officer)
		By:	/s/ Amanda L. Engles
Date:	March 21, 2014		Amanda L. Engles
Secretary
(Principal Accounting Officer)

		Date:	March 21, 2014

By:	/s/ Ronald L. Ashbaugh	By:	/s/ David L. Cox
	Ronald L. Ashbaugh		David L. Cox
	Director		Director

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/ James M. Crooks	By:	/s/ George W. Freeman
	James M. Crooks		George W. Freeman
	Director		Director

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director

Date:	March 21, 2014	Date:	March 21, 2014

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director

Date:	March 21, 2014	Date:	March 21, 2014

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emclaire Financial Corp
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio
March 21, 2014

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$2,485	$2,468
Interest earning deposits with banks	14,173	17,956
Total cash and cash equivalents	16,658	20,424
Securities available for sale	117,304	120,206
Loans receivable, net of allowance for loan losses of $4,869 and $5,350	352,430	333,801
Federal bank stocks, at cost	3,977	2,885
Bank-owned life insurance	10,401	10,072
Accrued interest receivable	1,466	1,533
Premises and equipment, net	12,310	9,180
Goodwill	3,664	3,664
Core deposit intangible, net	965	1,235
Prepaid expenses and other assets	6,667	6,014
Total Assets	$525,842	$509,014

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$104,269	$98,559
Interest bearing	327,737	333,900
Total deposits	432,006	432,459
Borrowed funds	44,150	20,000
Accrued interest payable	292	442
Accrued expenses and other liabilities	4,322	4,388
Total Liabilities	480,770	457,289

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $5,000 and $10,000 liquidation value, 5,000 and 10,000 shares issued and outstanding	5,000	10,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,870,675 and 1,861,425 shares issued; 1,768,658 and 1,759,408 shares outstanding	2,338	2,327
Additional paid-in capital	19,478	19,270
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	23,650	21,672
Accumulated other comprehensive income (loss)	(3,280)	570
Total Stockholders' Equity	45,072	51,725
Total Liabilities and Stockholders' Equity	$525,842	$509,014

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2013	2012
Interest and dividend income
Loans receivable, including fees	$16,594	$17,213
Securities:
Taxable	1,715	2,246
Exempt from federal income tax	1,157	1,153
Federal bank stocks	77	65
Deposits with banks	55	85
Total interest and dividend income	19,598	20,762
Interest expense
Deposits	2,873	4,045
Short-term borrowed funds	50	-
Long-term borrowed funds	754	931
Total interest expense	3,677	4,976
Net interest income	15,921	15,786
Provision for loan losses	580	2,154
Net interest income after provision for loan losses	15,341	13,632
Noninterest income
Fees and service charges	1,673	1,608
Commissions on financial services	198	466
Title premiums	77	67
Other-than-temporary impairment losses on equity securities	-	(103)
Net gain on sales of loans	9	-
Net gain on sales of available for sale securities	340	1,360
Earnings on bank-owned life insurance	387	307
Other	1,176	1,188
Total noninterest income	3,860	4,893
Noninterest expense
Compensation and employee benefits	7,552	7,174
Premises and equipment	2,157	2,011
Intangible asset amortization	270	345
Professional fees	715	672
Federal deposit insurance	441	387
Other	3,345	3,348
Total noninterest expense	14,480	13,937
Income before provision for income taxes	4,721	4,588
Provision for income taxes	913	934
Net income	3,808	3,654
Preferred stock dividends	420	493
Net income available to common stockholders	$3,388	$3,161

Earnings per common share
Basic	$1.92	$1.80
Diluted	$1.91	$1.80

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year ended December 31,
	2013	2012

Net income	$3,808	$3,654

Other comprehensive loss

Unrealized gains/(losses) on securities:
Unrealized holding gain arising during the period	(6,077)	375

Reclassification adjustment for other than temporary impairment losses on equity securities	-	103
Reclassification adjustment for gains included in net income	(340)	(1,360)
	(6,417)	(882)
Tax effect	2,182	300
Net of tax	(4,235)	(582)

Defined benefit pension plans:
Net gain (loss) arising during the period	469	(504)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	114	92
	583	(412)
Tax effect	(198)	140
Net of tax	385	(272)

Total other comprehensive loss	(3,850)	(854)
Comprehensive income (loss)	$(42)	$2,800

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Warrants	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2012	$10,000	$-	$2,317	$19,155	$(2,114)	$19,948	$1,424	$50,730
Net income						3,654		3,654
Other comprehensive loss							(854)	(854)
Stock compensation expense				113				113
Exercise of stock options, including tax benefit			1	11				12
Issuance of common stock for restricted stock awards (6,750 shares)			9	(9)				-
Preferred dividends						(493)		(493)
Cash dividends declared on common stock ($0.82 per share)						(1,437)		(1,437)
Balance at December 31, 2012	10,000	-	2,327	19,270	(2,114)	21,672	570	51,725
Net income						3,808		3,808
Other comprehensive loss							(3,850)	(3,850)
Stock compensation expense				172				172
Exercise of stock options, including tax benefit			1	46				47
Issuance of common stock for restricted stock awards (7,750 shares)			10	(10)				-
Redemption of preferred stock, Series B	(5,000)							(5,000)
Preferred dividends						(420)		(420)
Cash dividends declared on common stock ($0.80 per share)						(1,410)		(1,410)
Balance at December 31, 2013	$5,000	$-	$2,338	$19,478	$(2,114)	$23,650	$(3,280)	$45,072

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$3,808	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	677	677
Provision for loan losses	580	2,154
Amortization of premiums and accretion of discounts, net	225	136
Amortization of intangible assets and mortgage servicing rights	270	352
Securities impairment loss recognized in earnings	-	103
Realized gains on sales of available for sale securities, net	(340)	(1,360)
Net gains on sales of loans	(9)	-
Net (gains) losses on foreclosed real estate	(19)	15
Originations of loans sold	(202)	-
Proceeds from the sale of loans	211	-
Restricted stock and stock option compensation	172	113
Increase in bank-owned life insurance, net	(329)	(263)
Decrease in accrued interest receivable	67	97
(Increase) decrease in deferred taxes	359	(501)
(Increase) decrease in prepaid expenses and other assets	851	(2,864)
Decrease in accrued interest payable	(150)	(99)
Increase in accrued expenses and other liabilities	565	108
Net cash provided by operating activities	6,736	2,322
Cash flows from investing activities
Loan originations and principal collections, net	(19,678)	(24,058)
Available for sale securities:
Sales	27,046	17,139
Maturities, repayments and calls	29,953	95,748
Purchases	(60,116)	(109,408)
Redemption (purchase) of federal bank stocks, net	(1,092)	779
Purchases of premises and equipment	(3,807)	(831)
Proceeds from the sale of foreclosed real estate	249	426
Purchase of bank-owned life insurance	-	(4,000)
Write-down of foreclosed real estate	29	41
Net cash used in investing activities	(27,416)	(24,164)
Cash flows from financing activities
Net increase (decrease) in deposits	(453)	15,991
Proceeds from Federal Home Loan Bank advances	-	15,000
Repayments on Federal Home Loan Bank advances	-	(15,000)
Net change in short-term borrowings	24,150	-
Redemption of preferred stock (Series B)	(5,000)	-
Proceeds from exercise of stock options, including tax benefit	47	12
Dividends paid	(1,830)	(1,930)
Net cash provided by financing activities	16,914	14,073
Net decrease in cash and cash equivalents	(3,766)	(7,769)
Cash and cash equivalents at beginning of period	20,424	28,193
Cash and cash equivalents at end of period	$16,658	$20,424

Supplemental information:
Interest paid	$3,877	$5,075
Income taxes paid	620	2,005

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	186	355

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

Significant Group Concentrations of Credit Risk. Most of the Corporation’s activities are with customers located within the Western Pennsylvania region of the country. Note 3 discusses the type of securities that the Corporation invests in. Note 4 discusses the types of lending the Corporation engages in. The Corporation does not have any significant concentrations to any one industry or customer.

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

Dividend Restrictions. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to stockholders.

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

Notes to Consolidated Financial Statements (continued)

1.         Summary of Significant Accounting Policies (continued)

Securities (continued). Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis.  If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

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

The accrual of interest on all classes of loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.  All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related loan sold.

Federal Bank Stocks. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Federal Reserve Bank of Cleveland (FRB). As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, at cost and classified as restricted stock. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. These stocks are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Goodwill and Intangible Assets. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Customer relationship intangible assets arise from the purchase of a customer list from another company or individual and then are amortized on a straight-line basis over two years. Goodwill is not amortized but is assessed at least annually for impairment. Any such impairment will be recognized in the period identified. The Corporation has selected November 30 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $107,000 and $180,000 at December 31, 2013 and 2012, respectively.

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

Earnings Per Common Share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.

Notes to Consolidated Financial Statements (continued)

1.         Summary of Significant Accounting Policies (continued)

Comprehensive Income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and changes in the funded status of pension which are also recognized as separate components of equity.

Operating Segments. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all financial services operations are considered by management to be aggregated in one reportable operating segment.

Retirement Plans. The Corporation maintains a noncontributory defined benefit plan covering eligible employees and officers. Effective January 1, 2009 the plan was closed to new participants. The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, the Corporation determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participant prior to the date of the freeze. The Corporation also maintains a 401(k) plan, which covers substantially all employees, and a supplemental executive retirement plan for key executive officers.

Stock Compensation Plans. Compensation expense is recognized for stock options and restricted stock awards issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Recently Adopted Accounting Standards. In February 2013, the Financial Accounting Standards Board (FASB) amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income (AOCI). These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional details about those amounts. These amendments are effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this amendment resulted in additional footnote disclosure within the Corporation’s consolidated financial statements.

2.	Participation in the Small Business Lending Fund (SBLF) of the U.S. Treasury Department (U.S. Treasury) and Repurchase of Shares Issued Under the Troubled Asset Relief Program (TARP)

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million, pursuant to the U.S. Treasury’s SBLF program. On September 17, 2013, with the approval of the Corporation’s primary federal banking regulator, the Corporation redeemed 5,000 shares, or 50%, of its Series B Preferred Stock held by the U.S. Treasury at an aggregate redemption price of $5.0 million, plus accrued but unpaid dividends. Following this redemption, the Treasury holds 5,000 shares of the Series B preferred Stock, representing a remaining liquidation value of $5.0 million.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate in subsequent periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum for the first two and one-half years through the quarter ending December 31, 2013. For the two year period beginning with the quarter ending March 31, 2014, the dividend rate will be fixed at a rate of 1% to 7% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning with the quarter ending March 31, 2016, the dividend rate will be fixed at 9%. The average dividend rate was 4.84% and 4.93%, respectively, for the years ended December 31, 2013 and 2012. For the two-year period beginning with the quarter ended March 31, 2014, the dividend rate will be fixed at 2.0%. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

The Corporation may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Corporation’s primary federal banking regulator. If redeemed in part, payments are required to be at least 25% of the original proceeds.

3.	Securities

The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
December 31, 2013:
U.S. Treasury and federal agency	$4,466	$-	$(298)	$4,168
U.S. government sponsored entities and agencies	23,637	-	(745)	22,892
U.S. agency mortgage-backed securities: residential	11,020	341	-	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	2	(2,031)	39,722
State and political subdivision	36,657	830	(988)	36,499
Corporate debt securities	250	-	(9)	241
Equity securities	2,356	131	(66)	2,421
	$120,137	$1,304	$(4,137)	$117,304
December 31, 2012:
U.S. Treasury and federal agency	$3,959	$8	$-	$3,967
U.S. government sponsored entities and agencies	28,030	132	-	28,162
U.S. agency mortgage-backed securities: residential	21,137	1,587	-	22,724
U.S. agency collateralized mortgage obligations: residential	22,508	47	(80)	22,475
State and political subdivision	34,904	1,862	(1)	36,765
Corporate debt securities	3,728	34	(1)	3,761
Equity securities	2,356	4	(8)	2,352
	$116,622	$3,674	$(90)	$120,206

Notes to Consolidated Financial Statements (continued)

3.	Securities (continued)

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2013	2012

Proceeds	$27,046	$17,139
Gains	453	1,360
Losses	(113)	-
Tax provision related to gains	116	462

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,000	$1,008
Due after one year through five years	19,333	19,208
Due after five through ten years	40,561	39,821
Due after ten years	4,116	3,763
U.S. agency mortgage-backed securities: residential	11,020	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	39,722
	$117,781	$114,883

Securities with carrying values of $62.4 million and $63.6 million as of December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$(298)	$-	$-	$4,168	$(298)
U.S. government sponsored entities and agencies	22,891	(745)	-	-	22,891	$(745)
U.S. agency collateralized mortgage obligations: residential	33,805	(1,729)	4,982	(302)	38,787	$(2,031)
State and political subdivision	13,262	(988)	-	-	13,262	(988)
Corporate debt securities	242	(9)	-	-	242	(9)
Equity securities	1,142	(66)	-	-	1,142	(66)
	$75,510	$(3,835)	$4,982	$(302)	$80,492	$(4,137)

December 31, 2012:
U.S. agency collateralized mortgage obligations: residential	$10,698	$(80)	$-	$-	$10,698	$(80)
State and political subdivision	521	(1)	-	-	521	(1)
Corporate debt securities	500	(1)	-	-	500	(1)
Equity securities	493	(8)	-	-	493	(8)
	$12,212	$(90)	$-	$-	$12,212	$(90)

Notes to Consolidated Financial Statements (continued)

3.	Securities (continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

There were three equity securities in an unrealized loss position as of December 31, 2013, all of which were in an unrealized loss position for less than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in an unrealized loss position as a result of recent market volatility and depressed pricing of the financial services sector. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and all other information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of December 31, 2013 to be other-than-temporarily impaired.

There were 109 debt securities in an unrealized loss position as of December 31, 2013, of which three were in an unrealized loss position for more than 12 months. Of these securities, 57 were state and political subdivisions securities, 26 were collateralized mortgage obligations, 17 were U.S. government sponsored entities and agencies, 8 were U.S. Treasury securities and one was a corporate debt security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2013 to be other-than-temporarily impaired.

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

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2013	2012

Mortgage loans on real estate:
Residential first mortgages	$105,541	$97,246
Home equity loans and lines of credit	87,928	85,615
Commercial real estate	101,499	98,823
	294,968	281,684
Other loans:
Commercial business	53,214	45,581
Consumer	9,117	11,886
	62,331	57,467
Total loans, gross	357,299	339,151
Less allowance for loan losses	4,869	5,350
Total loans, net	$352,430	$333,801

Notes to Consolidated Financial Statements (continued)

4.         Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
Impaired Loans with
Specific Allowance
For the year ended
	As of December 31, 2013			December 31, 2013
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$82	$82	$21	$49	$5	$4
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,462	2,521	181	3,202	13	13
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	$3,544	$2,603	$202	$3,251	$18	$17

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2013		December 31, 2013
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$20	$20	$4	$1	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,074	675	584	5	5
Commercial business	336	336	354	-	-
Consumer	1,348	1,348	1,457	-	-

Total	$2,778	$2,379	$2,399	$6	$5

Impaired Loans with
Specific Allowance
For the year ended
	As of December 31, 2012			December 31, 2012
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	4,242	4,068	1,448	2,075	186	16
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	$4,242	$4,068	$1,448	$2,075	$186	$16

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2012		December 31, 2012
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	730	505	690	12	12
Commercial business	394	369	368	5	5
Consumer	1,650	1,650	1,774	-	-

Total	$2,774	$2,524	$2,832	$17	$17

Notes to Consolidated Financial Statements (continued)

4.         Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2013 and 2012, the Corporation had $2.5 million and $2.3 million, respectively, of loans classified as TDR’s, which are included in impaired loans above.  At December 31, 2013 and 2012, the Corporation had $56,000 and $36,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower.  The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term.  At December 31, 2013, the Corporation had $21,000 of the allowance for loan losses allocated to this specific loan.

Also during 2013, the Corporation recognized four loans to one borrower with a combined pre- and post-modification recorded investment of $474,000 as TDRs due to the discharge of the debtor in bankruptcy.  Two of the loans are commercial real estate loans and two are commercial business loans and are secured by residential and commercial rental properties.  The loans are collateral dependent for repayment.  Due to the estimated fair value of the collateral on these loans, at December 31, 2013, the Corporation did not have any of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2012, the Corporation recognized a consumer installment loan to one borrower with a pre- and post-modification recorded investment of $1.6 million as a TDR due to the discharge of the debtor in bankruptcy.  The loan is secured by a lien on the primary residence of a separate borrower.  Due to the estimated value of the underlying collateral secured by the lien, at December 31, 2013 and 2012, the Corporation did not have any of the allowance for loan losses allocated to this specific loan.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  There were defaults on three loans classified as TDRs during the years ended December 31, 2013 and no defaults in 2012.  The Corporation is working with these borrowers to return these loans to current status.

Credit Quality Indicators.  Management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

Management uses the following definitions for risk ratings:

Pass:  Loans classified as pass typically exhibit good payment performance and have underlying borrowers with acceptable financial trends where repayment capacity is evident.  These borrowers typically would have sufficient cash flow that would allow them to weather an economic downturn and the value of any underlying collateral could withstand a moderate degree of depreciation due to economic conditions.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2013 and 2012:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

December 31, 2013:
Residential first mortgages	$104,983	$-	$-	$558	$-	$105,541
Home equity and lines of credit	87,868	-	-	60	-	87,928
Commercial real estate	-	93,973	256	7,270	-	101,499
Commercial business	-	50,008	674	2,532	-	53,214
Consumer	7,769	-	-	1,348	-	9,117
Total	$200,620	$143,981	$930	$11,768	$-	$357,299

December 31, 2012:
Residential first mortgages	$96,713	$-	$-	$533	$-	$97,246
Home equity and lines of credit	85,443	-	-	172	-	85,615
Commercial real estate	-	88,944	1,658	6,870	1,351	98,823
Commercial business	-	42,417	2,157	1,007	-	45,581
Consumer	10,236	-	-	1,650	-	11,886
Total	$192,392	$131,361	$3,815	$10,232	$1,351	$339,151

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2013 and 2012:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Acccruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2013:
Residential first mortgages	$103,821	$884	$278	$38	$520	$105,541
Home equity and lines of credit	87,302	394	172	-	60	87,928
Commercial real estate	98,095	516	22	-	2,866	101,499
Commercial business	52,581	258	-	24	351	53,214
Consumer	7,682	61	26	-	1,348	9,117
Total loans	$349,481	$2,113	$498	$62	$5,145	$357,299

December 31, 2012:
Residential first mortgages	$95,001	$1,272	$440	$-	$533	$97,246
Home equity and lines of credit	84,592	669	157	-	197	85,615
Commercial real estate	94,485	50	49	21	4,218	98,823
Commercial business	44,915	297	-	-	369	45,581
Consumer	10,172	41	23	-	1,650	11,886
Total loans	$329,165	$2,329	$669	$21	$6,967	$339,151

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2013 and 2012:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2013:
Residential first mortgages	$88	$-	$82	$350	$520
Home equity and lines of credit	-	-	-	60	60
Commercial real estate	412	2,148	-	306	2,866
Commercial business	65	-	-	286	351
Consumer	1,348	-	-	-	1,348
Total loans	$1,913	$2,148	$82	$1,002	$5,145

December 31, 2012:
Residential first mortgages	$-	$-	$-	$533	$533
Home equity and lines of credit	-	25	-	172	197
Commercial real estate	469	3,386	10	353	4,218
Commercial business	78	-	-	291	369
Consumer	1,650	-	-	-	1,650
Total loans	$2,197	$3,411	$10	$1,349	$6,967

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2013	2012
Balance at the beginning of the year	$5,350	$3,536
Provision for loan losses	580	2,154
Charge-offs	(1,130)	(498)
Recoveries	69	158
Balance at the end of the year	$4,869	$5,350

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2013 and 2012:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total

December 31, 2013:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(36)	(68)	(941)	-	(85)	(1,130)
Recoveries	1	-	8	18	42	69
Provision	130	(37)	293	168	26	580
Ending Balance	$923	$625	$2,450	$822	$49	$4,869

Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	181	-	-	202
Collectively evaluated for impairment	902	625	2,269	822	49	4,667

Total loans:
Individually evaluated for impairment	102	-	3,196	336	1,348	4,982
Collectively evaluated for impairment	105,439	87,928	98,303	52,878	7,769	352,317

December 31, 2012:
Beginning Balance	$832	$320	$1,737	$590	$57	$3,536
Charge-offs	(90)	(222)	(35)	(50)	(101)	(498)
Recoveries	84	27	8	15	24	158
Provision	2	605	1,380	81	86	2,154
Ending Balance	$828	$730	$3,090	$636	$66	$5,350

Ending ALL balance attributable to loans:
Individually evaluated for impairment	-	-	1,448	-	-	1,448
Collectively evaluated for impairment	828	730	1,642	636	66	3,902

Total loans:
Individually evaluated for impairment	-	-	4,573	369	1,650	6,592
Collectively evaluated for impairment	97,246	85,615	94,250	45,212	10,236	332,559

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

5.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB.  As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost.  These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships.  The Bank’s investment in FHLB and FRB stocks was $3.0 million and $984,000, respectively, at December 31, 2013, and $1.9 million and $984,000, respectively, at December 31, 2012.  As a result of increased overnight borrowing activity during 2013, the Bank purchased $1.9 million of FHLB capital stock during the year ended December 31, 2013.  The FHLB repurchases a portion of the Bank’s excess capital stock each quarter.  The repurchases totaled $802,000 and $779,000, respectively, for the years ended December 31, 2013 and 2012.

6.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2013	2012
Land	$1,623	$1,623
Buildings and improvements	8,416	8,331
Leasehold improvements	1,108	843
Furniture, fixtures and equipment	6,383	5,911
Software	2,923	2,664
Construction in progress	3,425	699
	23,878	20,071
Less: accumulated depreciation and amortization	11,568	10,891
	$12,310	$9,180

Construction in progress at December 31, 2013 included $2.8 million in costs related to the construction of a full service branch banking office in Cranberry Township, Pennsylvania.  This office is expected to open in the first half of 2014.

Notes to Consolidated Financial Statements (continued)

6.	Premises and Equipment (continued)

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 were $677,000 and $677,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2013 and 2012 was $206,000 and $161,000, respectively.  Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2014	$241
2015	168
2016	138
2017	127
2018	145
Thereafter	917
$1,736

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	2013		2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,062	4,027	2,792

Total	$7,691	$3,062	$7,691	$2,792

Goodwill resulted from three previous branch acquisitions.  Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  The Corporation has selected November 30 as the date to perform the annual impairment test.  No goodwill impairment charges were recorded in 2013 or 2012.  Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Notes to Consolidated Financial Statements (continued)

7.	Goodwill and Intangible Assets (continued)

Also, in connection with the assumption of deposits related to the 2009 Titusville branch acquisition, the Bank recorded a core deposit intangible of $2.8 million during 2009.  This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value.  The Corporation recorded intangible amortization expense totaling $270,000 and $345,000 in 2013 and 2012, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

(Dollar amounts in thousands)	Amortization
Expense

2014	$216
2015	195
2016	195
2017	195
2018	164
$965

8.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors.  The Bank has granted loans to principal officers and directors and their affiliates amounting to $1.4 million and $1.5 million at December 31, 2013 and 2012, respectively.  During 2013, total principal additions and total principal repayments associated with these loans were $100,000 and $118,000, respectively.  Deposits from principal officers and directors held by the Bank at December 31, 2013 and 2012 totaled $3.7 million and $3.8 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business.  During 2013 and 2012, amounts paid to affiliates for such services totaled $63,000 and $56,000, respectively.

9.         Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2013			2012
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$104,269	24.1%	-	$98,559	22.8%
Interest bearing demand deposits	0.15%	221,412	51.3%	0.15%	201,919	46.7%
Time deposits	1.87%	106,325	24.6%	2.63%	131,981	30.5%

	0.54%	$432,006	100.0%	0.87%	$432,459	100.0%

Notes to Consolidated Financial Statements (continued)

9.         Deposits (continued)

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%

2014	$34,420	32.4%
2015	18,702	17.6%
2016	15,806	14.9%
2017	8,139	7.6%
2018	16,662	15.7%
Thereafter	12,596	11.8%

	$106,325	100.0%

The Corporation had a total of $43.4 million and $51.5 million in time deposits of $100,000 or more at December 31, 2013 and 2012, respectively.  Scheduled maturities of time deposits of $100,000 or more at December 31, 2013 are as follows:

(Dollar amounts in thousands)	Amount

Less than three months	$1,988
Over three months to six months	3,102
Over six months to twelve months	8,637
Over twelve months	29,638

$43,365

10.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2013			2012
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate

Due within 12 months	$24,150	$9,381	0.60%	$-	$27	0.46%
Due beyond 12 months but within 5 years	20,000	20,000	4.01%	20,000	20,000	4.59%
	$44,150	$29,381		$20,000	$20,027

Notes to Consolidated Financial Statements (continued)

10.	Borrowed Funds (continued)

Short-term borrowed funds at December 31, 2013 consisted of $22.0 million in FHLB overnight advances with a rate of 0.25% and $2.2 million outstanding on a line of credit with a correspondent bank at 4.25%.

Long-term borrowed funds at December 31, 2013 and 2012 consisted of four $5.0 million FHLB term advances totaling $20.0 million.  The term advances mature in October and November 2017.  All borrowings from the FHLB are secured by a blanket lien of qualified collateral.  Qualified collateral at December 31, 2013 totaled $254.0 million.

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

Before modification, the four advances totaling $20.0 million had a weighted average rate of 4.65%.  After modification and including prepayment penalty amortization, the four advances have a weighted average rate of 4.01%.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2014	$24,150
2015	-
2016	-
2017	20,000
2018	-
Thereafter	-
$44,150

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity.  The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $42.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $20.0 million, at December 31, 2013 was $120.7 million.  In addition, the Corporation has $2.8 million of funds available on a line of credit through another correspondent bank.

Notes to Consolidated Financial Statements (continued)

11.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation.  Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  As of December 31, 2013, $1.0 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  Funds available for loans or advances by the Bank to the Corporation amounted to approximately $3.3 million.  The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments.  At December 31, 2013, the Corporation had an outstanding balance on this line of $1.4 million.

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

Notes to Consolidated Financial Statements (continued)

11.	Regulatory Matters (continued)

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	December 31, 2013				December 31, 2012
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$47,711	15.10%	$48,222	15.34%	$50,035	16.62%	$48,585	16.21%
For capital adequacy purposes	25,269	8.00%	25,152	8.00%	24,083	8.00%	23,971	8.00%
To be well capitalized	N/A	N/A	31,440	10.00%	N/A	N/A	29,964	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$43,722	13.84%	$44,273	14.08%	$46,252	15.36%	$44,820	14.96%
For capital adequacy purposes	12,634	4.00%	12,576	4.00%	12,042	4.00%	11,985	4.00%
To be well capitalized	N/A	N/A	18,864	6.00%	N/A	N/A	17,978	6.00%
Tier 1 capital to average assets:
Actual	$43,722	8.45%	$44,273	8.58%	$46,252	9.18%	$44,820	8.92%
For capital adequacy purposes	20,690	4.00%	20,651	4.00%	20,148	4.00%	20,101	4.00%
To be well capitalized	N/A	N/A	25,814	5.00%	N/A	N/A	25,126	5.00%

12.      Commitments and Legal Contingencies

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

13.	Income Taxes

The Corporation and the Bank file a consolidated federal income tax return.  The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2013	2012
Current	$554	$1,435
Deferred	359	(501)
	$913	$934

Notes to Consolidated Financial Statements (continued)

13.	Income Taxes (continued)

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2013		2012
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income

Provision at statutory tax rate	$1,605	34.0%	$1,560	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(583)	(12.3)%	(563)	(12.3)%
Earnings on bank-owned life insurance	(112)	(2.4)%	(89)	(1.9)%
Other, net	3	0.1%	26	0.6%

Provision	$913	19.4%	$934	20.4%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2013	2012

Deferred tax assets:

Allowance for loan losses	$1,557	$1,682
Net unrealized loss on securities	963	-
Funded status of pension plan	726	925
Deferred compensation	313	278
Stock compensation	154	139
Securities impairment	149	149
Nonaccrual loan interest income	114	154
Other	120	28
Gross deferred tax assets	4,096	3,355

Deferred tax liabilities:
	-	-
Depreciation	670	593
Accrued pension liability	466	298
Intangible assets	281	247
Deferred loan fees	126	99
Other	79	49
Net unrealized gains on securities	-	1,219
Gross deferred tax liabilities	1,622	2,505
Net deferred tax asset	$2,474	$850

Notes to Consolidated Financial Statements (continued)

13.      Income Taxes (continued)

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

At December 31, 2013 and December 31, 2012, the Corporation had no unrecognized tax benefits recorded.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.  The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania.  The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2010.

Notes to Consolidated Financial Statements (continued)

14.      Employee Benefit Plans

Defined Benefit Plan

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan.  Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service.  Effective January 1, 2009, the plan was closed to new participants.  The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment).  While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013.  Therefore, employees ceased to earn benefits as of January 1, 2013.  This amendment to the plan will not affect benefits earned by the participant prior to the date of the freeze.  The Corporation measures the funded status of the plan as of December 31.

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2013	2012

Change in plan assets:
Fair value of plan assets at beginning of year	$5,656	$4,892
Actual return on plan assets	570	529
Employer contribution	500	500
Benefits paid	(340)	(265)
Fair value of plan assets at end of year	6,386	5,656

Change in benefit obligation:
Benefit obligation at beginning of year	7,989	7,010
Service cost	-	272
Interest cost	338	331
Actuarial loss	297	145
Effect of change in assumptions	(641)	496
Benefits paid	(340)	(265)
Benefit obligation at end of year	7,643	7,989
Funded status (plan assets less benefit obligation)	$(1,257)	$(2,333)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$1,466	$1,872
Accumulated prior service benefit	(56)	(77)
Amount recognized, end of year	$1,410	$1,795

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 16:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2013:
Cash and cash equivalents	$467	$467	$-	$-
Fixed income	2,751	-	2,751	-
Equity securities - domestic	2,827	2,827	-	-
Equity securities - international	342	342	-	-
	$6,386	$3,635	$2,751	$-
December 31, 2012:
Cash and cash equivalents	$531	$531	$-	$-
Fixed income	2,626	-	2,626	-
Equity securities - domestic	2,203	2,203	-	-
Equity securities - international	296	296	-	-
	$5,656	$3,030	$2,626	$-

There were no significant transfers between Level 1 and Level 2 during 2013.

The accumulated benefit obligation for the defined benefit pension plan was $7.6 million and $8.0 million at December 31, 2013 and 2012, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income (loss) for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2013	2012

Service cost	$-	$272
Interest cost	338	331
Expected return on plan assets	(446)	(391)
Amortization of prior service cost and net loss	114	92
Net periodic pension cost	6	304
Amortization of prior service benefit and net loss	(114)	(92)
Net (gain) loss	(469)	504
Total recognized in other comprehensive loss	(583)	412
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(577)	$716

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $67,000 as of December 31, 2013.

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2013	2012

Discount rate for net periodic benefit cost	4.17%	4.70%
Discount rate for benefit obligations	4.86%	4.17%
Rate of increase in future compensation levels	3.50%	3.50%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2013 and 2012, target allocation for 2014, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2014	2013	2012	2013

Equity Securities	40%	46%	41%	5.5%
Debt Securities	50%	47%	50%	1.8%
Other	10%	7%	9%	0.5%
	100%	100%	100%	7.75%

Investment Strategy

The intent of the pension plan is to provide a range of investment options for building a diversified asset allocation strategy that will provide the highest likelihood of meeting the aggregate actuarial projections.  In selecting the options and asset allocation strategy, the Corporation has determined that the benefits of reduced portfolio risk are best achieved through diversification.  The following asset classes or investment categories are utilized to meet the Pension plan’s objectives:  Small company stock, International stock, Mid-cap stock, Large company stock, Diversified bond, Money Market/Stable Value and Cash.  The pension plan does not prohibit any certain investments.

The Corporation expects to contribute approximately $500,000 to its pension plan in 2014.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2014	$340
2015	340
2016	339
2017	335
2018	327
2019-2023	1,896
Thereafter	4,066
Benefit Obligation	$7,643

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan.  Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation.  Employee contributions are vested at all times.  The Corporation provides a matching contribution of up to 4% of the participant’s salary.  For the years ended 2013 and 2012, matching contributions were $176,000 and $179,000, respectively.

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers.  The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code.  The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65.  As of December 31, 2013 and 2012, the Corporation’s SERP liability was $850,000 and $736,000, respectively.  For the years ended December 31, 2013 and 2012, the Corporation recognized expense of $139,000 and $120,000, respectively, related to the SERP.

15.	Stock Compensation Plans

The Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder-approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.  Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plan.  The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years.  Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation.  Compensation expense related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity instruments issued.

During 2013 and 2012, the Corporation granted restricted stock awards of 7,900 and 9,900 shares, respectively, with a face value of $201,000 and $196,000, respectively, based on the weighted-average grant date stock prices of $25.50 and $19.79, respectively.  These restricted stock awards are 100% vested on the third anniversary of the date of grant.  It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards.  There were no stock options granted during 2013 or 2012.  For the year ended December 31, 2013 and 2012 the Corporation recognized $172,000 and $113,000, respectively, in stock compensation expense.

Notes to Consolidated Financial Statements (continued)

15.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2013	25,650	$17.30
Granted	7,900	25.50
Vested	(7,750)	16.33
Forfeited	-	-
Nonvested as of December 31, 2013	25,800	$20.11

A summary of option activity under the Plan as of December 31, 2013, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding as of January 1, 2013	86,250	$24.79	$-	4.9
Granted	-	-	-	-
Exercised	(1,500)	13.50	-	-
Forfeited	(5,500)	25.28	-	-
Outstanding as of December 31, 2013	79,250	$24.97	$62,204	3.8
Exercisable as of December 31, 2013	78,750	$25.03	$57,510	3.8

As of December 31, 2013, there was $353,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan.  That expense is expected to be recognized over the next three years.

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments

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

Securities available for sale – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security.  If available, investment securities are determined by quoted market prices (Level 1).  Level 1 includes U.S. Treasury, federal agency securities and certain equity securities.  For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2).  Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and corporate debt securities.  For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain equity securities held by the Corporation.  The Level 3 equity security valuations were supported by an analysis prepared by the Corporation which relies on inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.  The fair value of Level 3 securities is determined by using the lower of cost or derived value.

Notes to Consolidated Financial Statements (continued)

16.      Fair Values of Financial Instruments (continued)

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive a specific allowance for loan losses.  For collateral dependent loans, fair value is commonly based on real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  As of December 31, 2013, the fair value of impaired loans consists of loan balances totaling $2.5 million, net of a valuation allowance of $181,000, compared to loan balances of $4.1 million, net of a valuation allowance of $1.4 million at December 31, 2012.  Additional provision for loan losses of $21,000 and $1.4 million was recorded during the years ended December 31, 2013 and 2012, respectively, for these loans.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  As of December 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $80,000, which consisted of the outstanding balance of $104,000 less write-downs of $24,000, compared to a net carrying amount of $45,000, which consisted of the outstanding balance of $50,000 less write-downs of $5,000 at December 31, 2012.

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

Federal bank stock – It is not practical to determine the fair value of federal bank stocks due to restrictions place on its transferability.

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2013:
U.S. Treasury and federal agency	$4,168	$4,168	$-	$-
U.S. government sponsored entities and agencies	22,892	-	22,892	-
U.S. agency mortgage-backed securities: residential	11,361	-	11,361	-
U.S. agency collateralized mortgage obligations: residential	39,722	-	39,722	-
State and political subdivision	36,499	-	36,499	-
Corporate debt securities	241	241	-	-
Equity securities	2,421	1,768	-	653
	$117,304	$6,177	$110,474	$653
December 31, 2012:
U.S. Treasury and federal agency	$3,967	$3,967	$-	$-
U.S. government sponsored entities and agencies	28,162	-	28,162	-
U.S. agency mortgage-backed securities: residential	22,724	-	22,724	-
U.S. agency collateralized mortgage obligations: residential	22,475	-	22,475	-
State and political subdivision	36,765	-	36,765	-
Corporate debt securities	3,761	-	3,761	-
Equity securities	2,352	1,699	-	653
	$120,206	$5,666	$113,887	$653

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.  During 2013, the Corporation had no transfers between levels.  During 2012, the Corporation had no transfers between Level 1 and Level 2 and one transfer between Level 2 and Level 3.  Transfers into Level 3 during 2012 reflected transfers from Level 2 of three equity securities due to reduced transparency of market prices as a result of less market activity in these instruments.  There has been no change in the value of these securities since the level classification change.  The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2013 and 2012:

(Dollar amounts in thousands)	2013	2012
Balance at the beginning of the period	$653	$-
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Issuances	-	-
Transfers in and/or out of Level 3	-	653
Balance at the end of the period	$653	$653

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2013:
Impaired commerical real estate loans	$2,340	$-	$-	$2,340
Other residential real estate owned	80	-	-	80
	$2,420	$-	$-	$2,420
December 31, 2012:
Impaired commerical real estate loans	$2,620	$-	$-	$2,620
Other residential real estate owned	45	-	-	45
	$2,665	$-	$-	$2,665

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis as of December 31, 2013:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range

Impaired commercial real estate loans	$2,340	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	0%- 10%

Other residential real estate owned	80	Sales comparison approach	Adjustment for differences between comparable sales	10%

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

Included in impaired commercial real estate loans is a $350,000 loan guaranteed by the United States Department of Agriculture (USDA).  The guarantee covers 90% of the principal balance outstanding.  In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral.  As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk.  The weighted average discount on impaired commercial real estate loans as of December 31, 2013 was 1.5%.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements Using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2013:
Financial Assets:
Cash and cash equivalents	$16,658	$16,658	$16,658	$-	$-
Securities available for sale	117,304	117,304	6,177	110,474	653
Loans, net	352,430	356,123	-	-	356,123
Federal bank stock	3,977	N/A	-	-	-
Accrued interest receivable	1,466	1,466	34	430	1,002
	491,835	491,551	22,869	110,904	357,778
Financial Liabilities:
Deposits	432,006	434,552	325,983	108,569	-
FHLB advances	44,150	45,241	-	45,241	-
Accrued interest payable	292	292	5	287	-
	476,448	480,085	325,988	154,097	-
December 31, 2012:
Financial Assets:
Cash and cash equivalents	$20,424	$20,424	$20,424	$-	$-
Securities available for sale	120,206	120,206	5,666	113,887	653
Loans, net	333,801	340,840	-	-	340,840
Federal bank stock	2,885	N/A	-	-	-
Accrued interest receivable	1,533	1,533	23	383	1,127
	478,849	483,003	26,113	114,270	342,620
Financial Liabilities:
Deposits	432,459	436,279	300,805	135,474	-
FHLB advances	20,000	22,613	-	22,613	-
Accrued interest payable	442	442	55	387	-
	452,901	459,334	300,860	158,474	-

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

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,661	$1,402	$1,867	$5,639
Unused lines of credit	1,012	47,291	502	38,565
	$3,673	$48,693	$2,369	$44,204

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Corporation generally holds collateral supporting those commitments if deemed necessary.  Standby letters of credit were $188,000 and $189,000 at December 31, 2013 and 2012, respectively.  The current amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

17.      Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets

(Dollar amounts in thousands)	2013	2012
Assets:
Cash and cash equivalents	$67	$38
Securities available for sale	2,353	2,301
Equity in net assets of subsidiaries	45,636	50,299
Other assets	572	500
Total Assets	$48,628	$53,138

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,375	$1,375
Other short-term borrowed funds	2,150	-
Accrued expenses and other liabilities	31	38
Stockholders' equity	45,072	51,725
Total Liabilities and Stockholders' Equity	$48,628	$53,138

Condensed Statements of Income

(Dollar amounts in thousands)	2013	2012
Income:
Dividends from subsidiaries	$4,872	$1,207
Investment income	103	398
Total income	4,975	1,605

Expense:
Interest expense	72	38
Noninterest expense	396	321
Total expense	468	359
Income before income taxes and undistributed subsidiary income	4,507	1,246
Undistributed equity in (distribution in excess of) net income of subsidiary	(779)	2,458
Net income before income taxes	3,728	3,704
Income tax expense (benefit)	(80)	50
Net income	$3,808	$3,654
Comprehensive income (loss)	$(42)	$2,800

Notes to Consolidated Financial Statements (continued)

17.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows

(Dollar amounts in thousands)	2013	2012
Operating activities:
Net income	$3,808	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed equity in) distributions in excess of net income of subsidiary	779	(2,458)
Realized gains on sales of available for sale securities, net	-	(424)
Securities impairment loss recognized in earnings	-	103
Other, net	75	161
Net cash provided by operating activities	4,662	1,036

Investing activities:
Sales (purchases) of investment securities	-	558
Net cash provided by investing activities	-	558

Financing activities:
Net change in borrowings	2,150	275
Redemption of preferred stock (Series B)	(5,000)	-
Proceeds from exercise of stock options, including tax benefit	47	12
Dividends paid	(1,830)	(1,930)
Net cash used in financing activities	(4,633)	(1,643)

Increase (decrease) in cash and cash equivalents	29	(49)
Cash and cash equivalents at beginning of period	38	87
Cash and cash equivalents at end of period	$67	$38

18.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $996,000 and $955,000 for 2013 and 2012, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2013	2012
Customer bank card processing	$473	$464
Pennsylvania shares and use taxes	354	256
Telephone and data communications	314	275
Internet banking and bill pay	283	260
Travel, entertainment and conferences	283	255
Printing and supplies	232	219
Other	217	232
Subscriptions	205	175
Marketing and advertising	188	196
Contributions	176	184
Debit card loyalty program	150	264
Postage and freight	143	159
Correspondent bank and courier fees	143	149
Examinations	140	137
Collections	44	123
Total other noninterest expenses	$3,345	$3,348

19.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended
	December 31,
	2013	2012
Earnings per common share - basic
Net income	$3,808	$3,654
Less: Preferred stock dividends and discount accretion	420	493
Net income available to common stockholders	$3,388	$3,161
Average common shares outstanding	1,762,618	1,752,324
Basic earnings per common share	$1.92	$1.80
Earnings per common share - diluted
Net income available to common stockholders	$3,388	$3,161
Average common shares outstanding	1,762,618	1,752,324
Add: Dilutive effects of assumed exercises of restricted stock and stock options	9,812	-
Average shares and dilutive potential common shares	1,772,430	1,752,324
Diluted earnings per common share	$1.91	$1.80
Stock options and restricted stock awards not
considered in computing diluted earnings per
share because they were antidilutive	67,000	86,950

Notes to Consolidated Financial Statements (continued)

20.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2013:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Total
Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570
Other comprehensive income before reclassification	(4,011)	310	(3,701)
Amounts reclassified from accumulated other comprehensive income	(224)	75	(149)
Net current period other comprehensive income	(4,235)	385	(3,850)
Accumulated Other Comprehensive Income at December 31, 2013	$(1,870)	$(1,410)	$(3,280)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2013:

(Dollar amounts in thousands)	Amount
	Reclassified From	Affected Line Item in the
Details about Accumulated Other	Accumulated Other	Statement Where Net
Comprehensive Income Components	Comprehensive Income	Income is Presented

Unrealized gains and losses on available-for-sale securities	$340	Gain on sale of securities
	(116)	Tax effect
	224	Net of tax

Amortization of defined benefit pension items:
Prior service costs	$31	Compensation and employee benefits
Actuarial gains	(145)	Compensation and employee benefits
	(114)	Total before tax
	39	Tax effect
	(75)	Net of tax

Total reclassifications for the period	$149

