Form 10-Q
period 2014-03-31
EMCLAIRE FINANCIAL CORP
filed 2014-05-13
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock was 1,770,158 at May 13, 2014.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of March 31, 2014 (Unaudited) and December 31, 2013

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2014	2013

Assets

Cash and due from banks	$2,127	$2,485
Interest earning deposits with banks	26,639	14,173
Cash and cash equivalents	28,766	16,658
Securities available for sale	122,196	117,304
Loans receivable, net of allowance for loan losses of $4,921 and $4,869	344,915	352,430
Federal bank stocks, at cost	2,752	3,977
Bank-owned life insurance	10,484	10,401
Accrued interest receivable	1,553	1,466
Premises and equipment, net	12,839	12,310
Goodwill	3,664	3,664
Core deposit intangible, net	908	965
Prepaid expenses and other assets	6,800	6,667

Total Assets	$534,877	$525,842

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$111,318	$104,269
Interest bearing	355,844	327,737
Total deposits	467,162	432,006
Short-term borrowed funds	2,150	24,150
Long-term borrowed funds	15,000	20,000
Accrued interest payable	255	292
Accrued expenses and other liabilities	4,365	4,322

Total Liabilities	488,932	480,770

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,872,175 and 1,870,675 shares issued; 1,770,158 and 1,768,658 shares outstanding	2,340	2,338
Additional paid-in capital	19,544	19,478
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	24,077	23,650
Accumulated other comprehensive loss	(2,902)	(3,280)

Total Stockholders' Equity	45,945	45,072

Total Liabilities and Stockholders' Equity	$534,877	$525,842

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three months ended March 31, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2014	2013

Interest and dividend income:
Loans receivable, including fees	$4,030	$4,200
Securities:
Taxable	404	417
Exempt from federal income tax	265	266
Federal bank stocks	35	17
Interest earning deposits with banks	11	14
Total interest and dividend income	4,745	4,914

Interest expense:
Deposits	561	838
Borrowed funds	180	198
Total interest expense	741	1,036

Net interest income	4,004	3,878
Provision for loan losses	163	143

Net interest income after provision for loan losses	3,841	3,735

Noninterest income:
Fees and service charges	378	398
Commissions on financial services	9	64
Title premiums	8	22
Net gain on sales of available for sale securities	658	85
Earnings on bank-owned life insurance	99	96
Other	287	266
Total noninterest income	1,439	931

Noninterest expense:
Compensation and employee benefits	1,943	1,905
Premises and equipment	600	542
Intangible asset amortization	57	73
Professional fees	163	177
Federal deposit insurance	88	105
Other	1,371	773
Total noninterest expense	4,222	3,575

Income before provision for income taxes	1,058	1,091
Provision for income taxes	217	233

Net income	841	858
Preferred stock dividends	25	125

Net income available to common stockholders	$816	$733

Basic and diluted earnings per common share	$0.46	$0.42

Average common shares outstanding	1,769,389	1,760,927

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2014 and 2013

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2014	2013

Net income	$841	$858

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	1,231	(361)
Reclassification adjustment for gains included in net income	(658)	(85)
	573	(446)
Tax effect	(195)	152

Net of tax	378	(294)

Comprehensive income	$1,219	$564

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2014	2013

Cash flows from operating activities
Net income	$841	$858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184	171
Provision for loan losses	163	143
Amortization of premiums, net	65	36
Amortization of intangible assets and mortgage servicing rights	57	73
Realized gains on sales of available for sale securities, net	(658)	(85)
Net gains on foreclosed real estate	(2)	(10)
Restricted stock and stock option compensation	42	35
Increase in bank-owned life insurance, net	(83)	(82)
Increase in accrued interest receivable	(87)	(171)
(Increase) decrease in prepaid expenses and other assets	(354)	84
Decrease in accrued interest payable	(37)	(54)
Increase in accrued expenses and other liabilities	43	103
Net cash provided by operating activities	174	1,101

Cash flows from investing activities
Loan originations and principal collections, net	7,285	(5,697)
Available for sale securities:
Sales	21,559	1,775
Maturities, repayments and calls	1,131	14,615
Purchases	(26,350)	(12,944)
Redemption of federal bank stocks	1,225	68
Proceeds from the sale of foreclosed real estate	29	59
Write-down of foreclosed real estate	-	19
Additions to premises and equipment	(713)	(296)
Net cash provided by (used in) investing activities	4,166	(2,401)

Cash flows from financing activities
Net increase in deposits	35,156	4,779
Repayments on Federal Home Loan Bank advances	(5,000)	-
Net change in short-term borrowings	(22,000)	-
Proceeds from exercise of stock options, including tax benefit	26	20
Dividends paid	(414)	(478)
Net cash provided by financing activities	7,768	4,321

Increase in cash and cash equivalents	12,108	3,021
Cash and cash equivalents at beginning of period	16,658	20,424
Cash and cash equivalents at end of period	$28,766	$23,445

Supplemental information:
Interest paid	$778	$1,090

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	-	92

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2014	2013

Balance at beginning of period	$45,072	$51,725

Net income	841	858

Other comprehensive income (loss)	378	(294)

Stock compensation expense	42	35

Dividends declared on preferred stock	(25)	(125)

Dividends declared on common stock	(389)	(353)

Exercise of stock options, including tax benefit	26	20

Balance at end of period	$45,945	$51,866

Common cash dividend per share	$0.22	$0.20

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate will be fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The dividend rate was 2.0% and 5.0%, respectively, for the quarters ended March 31, 2014 and 2013. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

Holders of the Series B Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series B Preferred Stock and on certain corporate transactions. Except with respect to such matters, the Series B Preferred Stock does not have voting rights.

The Corporation may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Corporation’s primary federal banking regulator. If paid in part, payments are required to be at least 25% of the original issuance.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2014	2013
Earnings per common share - basic
Net income	$841	$858
Less: Preferred stock dividends	25	125
Net income available to common stockholders	$816	$733

Average common shares outstanding	1,769,389	1,760,927

Basic earnings per common share	$0.46	$0.42

Earnings per common share - diluted
Net income available to common stockholders	$816	$733

Average common shares outstanding	1,769,389	1,760,927
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	13,043	3,679
Average shares and dilutive potential common shares	1,782,432	1,764,606

Diluted earnings per common share	$0.46	$0.42

Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	68,061

4.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
March 31, 2014:
U.S. Treasury and federal agency	$3,469	$-	$(202)	$3,267
U.S. government sponsored entities and agencies	25,957	-	(539)	25,418
U.S. agency mortgage-backed securities: residential	18,371	-	(63)	18,308
U.S. agency collateralized mortgage obligations: residential	39,938	9	(1,629)	38,318
State and political subdivisions	34,365	720	(623)	34,462
Corporate debt securities	-	-	-	-
Equity securities	2,356	105	(38)	2,423
	$124,456	$834	$(3,094)	$122,196
December 31, 2013:
U.S. Treasury and federal agency	$4,466	$-	$(298)	$4,168
U.S. government sponsored entities and agencies	23,637	-	(745)	22,892
U.S. agency mortgage-backed securities: residential	11,020	341	-	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	2	(2,031)	39,722
State and political subdivisions	36,657	830	(988)	36,499
Corporate debt securities	250	-	(9)	241
Equity securities	2,356	131	(66)	2,421
	$120,137	$1,304	$(4,137)	$117,304

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,000	$1,004
Due after one year through five years	23,816	23,755
Due after five through ten years	35,344	34,908
Due after ten years	3,631	3,480
Mortgage-backed securities: residential	18,371	18,308
Collateralized mortgage obligations: residential	39,938	38,318
	$122,100	$119,773

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2014:
U.S. Treasury and federal agency	$2,840	$(146)	$427	$(56)	$3,267	$(202)
U.S. government sponsored entities and agencies	24,437	(520)	981	(19)	25,418	(539)
U.S. agency mortgage-backed securities: residential	18,308	(63)	-	-	18,308	(63)
U.S. agency collateralized mortgage obligations: residential	26,832	(1,108)	9,651	(521)	36,483	(1,629)
State and political subdivisions	13,239	(616)	150	(7)	13,389	(623)
Equity securities	481	(26)	939	(12)	1,420	(38)
	$86,137	$(2,479)	$12,148	$(615)	$98,285	$(3,094)

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$(298)	$-	$-	$4,168	$(298)
U.S. government sponsored entities and agencies	22,891	(745)	-	-	22,891	(745)
U.S. agency mortgage-backed securities: residential	33,805	(1,729)	4,982	(302)	38,787	(2,031)
State and political subdivisions	13,262	(988)	-	-	13,262	(988)
Corporate debt securities	242	(9)	-	-	242	(9)
Equity securities	1,142	(66)	-	-	1,142	(66)
	$75,510	$(3,835)	$4,982	$(302)	$80,492	$(4,137)

Gains on sales of available for sale securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months
	ended March 31,
	2014	2013

Proceeds	$21,559	$1,775
Gains	658	85
Tax provision related to gains	224	29

4.	Securities (continued)

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

There were four equity securities in an unrealized loss position as of March 31, 2014, none of which were in an unrealized loss position for more than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment securities are in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2014 to be other-than-temporarily impaired.

There were 113 debt securities in an unrealized loss position as of March 31, 2014, of which 11 were in an unrealized loss position for more than 12 months. Of these 113 securities, 6 were U.S. Treasury securities, 7 were U.S. agency mortgage-backed securities, 20 were U.S. government sponsored entity and agency securities, 25 were government-backed collateralized mortgage obligations and 55 were state and political subdivision securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2014 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2014	2013
Mortgage loans on real estate:
Residential first mortgages	$105,836	$105,541
Home equity loans and lines of credit	86,761	87,928
Commercial real estate	95,301	101,499
	287,898	294,968
Other loans:
Commercial business	52,540	53,214
Consumer	9,398	9,117
	61,938	62,331
Total loans, gross	349,836	357,299
Less allowance for loan losses	4,921	4,869
Total loans, net	$344,915	$352,430

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2014:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the three months
	As of March 31, 2014			ended March 31, 2014
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$81	$81	$21	$82	$1	$1
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,664	2,723	209	2,621	7	2
Commercial business	417	417	235	209	5	-
Consumer	-	-	-	-	-	-
Total	$4,162	$3,221	$465	$2,912	$13	$3

	Impaired Loans with No Specific Allowance
			For the three months
	As of March 31, 2014		ended March 31, 2014
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$10	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,103	704	690	2	2
Commercial business	388	386	361	-	-
Consumer	1,348	1,348	1,348	-	-
Total	$2,839	$2,438	$2,409	$2	$2

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2013:

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

During the quarter ended March 31, 2013, the average recorded investment of impaired loans with a specific allowance was $4.0 million and the Corporation recognized interest income of $4,000 on these loans and the average recorded investment of impaired loans with no specific allowance was $2.5 million and interest income of $1,000 was recognized on these loans.

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

At March 31, 2014 and December 31, 2013, the Corporation had $2.5 million of loans classified as TDRs, which are included in impaired loans above. At March 31, 2014 and December 31, 2013, the Corporation had $56,000 of the allowance for loan losses allocated to these specific loans. At March 31, 2013, the Corporation had $2.3 million of loans classified as TDRs with $35,000 of the allowance for loan losses allocated to these specific loans.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

During the three month period ended March 31, 2014, the Corporation did not modify any additional loans as TDRs. During the three month period ended March 31, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month period ended March 31, 2014, there were defaults on three loans classified as TDRs which totaled $430,000. During the three month period ended March 31 2013, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
March 31, 2014:
Residential first mortgages	$105,263	$-	$-	$573	$-	$105,836
Home equity and lines of credit	86,565	-	-	196	-	86,761
Commercial real estate	-	87,933	247	7,121	-	95,301
Commercial business	-	48,142	1,688	2,710	-	52,540
Consumer	8,050	-	-	1,348	-	9,398
Total	$199,878	$136,075	$1,935	$11,948	$-	$349,836

December 31, 2013:
Residential first mortgages	$104,983	$-	$-	$558	$-	$105,541
Home equity and lines of credit	87,868	-	-	60	-	87,928
Commercial real estate	-	93,973	256	7,270	-	101,499
Commercial business	-	50,008	674	2,532	-	53,214
Consumer	7,769	-	-	1,348	-	9,117
Total	$200,620	$143,981	$930	$11,768	$-	$357,299

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
March 31, 2014:
Residential first mortgages	$104,013	$1,250	$-	$-	$573	$105,836
Home equity and lines of credit	86,168	278	119	-	196	86,761
Commercial real estate	91,806	50	367	-	3,078	95,301
Commercial business	51,519	217	-	-	804	52,540
Consumer	7,946	93	11	-	1,348	9,398
Total loans	$341,452	$1,888	$497	$-	$5,999	$349,836

December 31, 2013:
Residential first mortgages	$103,821	$884	$278	$38	$520	$105,541
Home equity and lines of credit	87,302	394	172	-	60	87,928
Commercial real estate	98,095	516	22	-	2,866	101,499
Commercial business	52,581	258	-	24	351	53,214
Consumer	7,682	61	26	-	1,348	9,117
Total loans	$349,481	$2,113	$498	$62	$5,145	$357,299

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2014:
Residential first mortgages	$87	$81	$-	$405	$573
Home equity and lines of credit	-	-	-	196	196
Commercial real estate	718	2,067	-	293	3,078
Commercial business	479	-	-	325	804
Consumer	1,348	-	-	-	1,348
Total loans	$2,632	$2,148	$-	$1,219	$5,999

December 31, 2013:
Residential first mortgages	$88	$-	$82	$350	$520
Home equity and lines of credit	-	-	-	60	60
Commercial real estate	412	2,148	-	306	2,866
Commercial business	65	-	-	286	351
Consumer	1,348	-	-	-	1,348
Total loans	$1,913	$2,148	$82	$1,002	$5,145

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

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended March 31, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(78)	-	(2)	(17)	(35)	(132)
Recoveries	-	-	5	7	9	21
Provision	91	(6)	(232)	282	28	163
Ending Balance	$936	$619	$2,221	$1,094	$51	$4,921

Three months ended March 31, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(5)	-	-	-	(32)	(37)
Recoveries	1	-	2	-	29	32
Provision	(17)	(3)	97	66	-	143
Ending Balance	$807	$727	$3,189	$702	$63	$5,488

At March 31, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	209	235	-	465
Collectively evaluated for impairment	915	619	2,012	859	51	4,456

Total loans:
Individually evaluated for impairment	81	-	3,427	803	1,348	5,659
Collectively evaluated for impairment	105,755	86,761	91,874	51,737	8,050	344,177

At December 31, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	181	-	-	202
Collectively evaluated for impairment	902	625	2,269	822	49	4,667

Total loans:
Individually evaluated for impairment	102	-	3,196	336	1,348	4,982
Collectively evaluated for impairment	105,439	87,928	98,303	52,878	7,769	352,317

The allowance for loan losses is based on estimates and actual losses may vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,119	4,027	3,062

Total	$7,691	$3,119	$7,691	$3,062

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2013 or in the first three months of 2014. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three month period ending March 31, 2014, the Corporation recorded intangible amortization expense totaling $57,000, compared to $73,000 for the same periods in the prior year.

7.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock.

Incentive stock options, non-incentive or compensatory stock options and share awards may be granted under the Plans. The exercise price of each option shall at least equal the market price of a share of common stock on the date of grant and have a contractual term of ten years. Options shall vest and become exercisable at the rate, to the extent and subject to such limitations as may be specified by the Corporation. Compensation cost related to share-based payment transactions must be recognized in the financial statements with measurement based upon the fair value of the equity instruments issued.

A summary of option activity under the Plans as of March 31, 2014, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2014	79,250	$24.97	$-	3.8
Granted	-	-	-	-
Exercised	(1,500)	17.00	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2014	77,750	$25.12	$63,635	3.5

Exercisable as of March 31, 2014	77,250	$25.19	$58,355	3.5

7.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested option shares as of March 31, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2014	500	$1.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2014	500	$1.44

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2014	25,800	$20.11
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2014	25,800	$20.11

For the three month period ended March 31, 2014, the Corporation recognized $42,000 in stock compensation expense, compared to $35,000 for the same periods in 2013. As of March 31, 2014, there was $311,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.	Employee Benefit Plans

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributory basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants.

The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participants prior to the date of the freeze. The expense associated with the plan was immaterial for the quarters ended March 31, 2014 and 2013.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2014, the fair value of impaired loans consists of loan balances of $3.2 million, net of a valuation allowance of $465,000, compared to loan balances of $2.5 million, net of a valuation allowance of $181,000, at December 31, 2013. There was $272,000 of additional provision for loan losses recorded for impaired loans during the three month period ended March 31, 2014. There was $5,000 of additional provision recorded for impaired loans for the same period in 2013.

9.	Fair Value (continued)

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2014 and December 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $80,000, which was made up of the outstanding balance of $104,000 and write-downs of $24,000. There was no expense recorded during the quarters ended March 31, 2014 and 2013 associated with the write-down of OREO.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2014:
U.S. Treasury and federal agency	$3,267	$3,267	$-	$-
U.S. government sponsored entities and agencies	25,418	-	25,418	-
Mortgage-backed securities: residential	18,308	-	18,308	-
Collateralized mortgage obligations: residential	38,318	-	38,318	-
State and political subdivision	34,462	-	34,462	-
Equity securities	2,423	1,770	-	653
	$122,196	$5,037	$116,506	$653

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$4,168	$-	$-
U.S. government sponsored entities and agencies	22,892	-	22,892	-
U.S. agency mortgage-backed securities: residential	11,361	-	11,361	-
U.S. agency collateralized mortgage obligations: residential	39,722	-	39,722	-
State and political subdivisions	36,499	-	36,499	-
Corporate debt securities	241	241	-	-
Equity securities	2,421	1,768	-	653
	$117,304	$6,177	$110,474	$653

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month period ended March 31, 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2014 and 2013:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2014	2013
Balance at the beginning of the period	$653	$653
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Issuances	-	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$653	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2014:
Impaired commercial real estate loans	$2,514	$-	$-	$2,514
Impaired commercial business loans	182	-	-	182
Other residential real estate owned	80	-	-	80
	$2,776	$-	$-	$2,776
December 31, 2013:
Impaired commercial real estate loans	$2,340	$-	$-	$2,340
Other residential real estate owned	80	-	-	80
	$2,420	$-	$-	$2,420

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
March 31, 2014:
Impaired commercial real estate loans	$2,514	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	0% - 10%
Impaired commercial business loans	182	Liquidation value of business assets	N/A	76%
Other residential real estate owned	80	Sales comparison approach	Adjustment for differences between comparable sales	10%
December 31, 2013:
Impaired commercial real estate loans	2,340	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	0% - 10%
Other residential real estate owned	80	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude a $60,000 impaired residential mortgage loan classified as a troubled debt restructure which was measured at fair value using a discounted cash flow methodology at March 31, 2014.

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $349,000 and $350,000, respectively, as of March 31, 2014 and December 31, 2013. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired loans as of March 31, 2014 and December 31, 2013 was 14.4% and 1.5%, respectively.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2014:
Financial Assets:
Cash and cash equivalents	$28,766	$28,766	$28,766	$-	$-
Securities available for sale	122,196	122,196	5,037	116,506	653
Loans, net	344,915	348,670	-	-	348,670
Federal bank stock	2,752	N/A	N/A	N/A	N/A
Accrued interest receivable	1,553	1,553	42	448	1,063
	500,182	501,184	33,845	116,954	350,386
Financial Liabilities:
Deposits	467,162	469,602	347,063	122,539	-
Borrowed funds	17,150	17,913	-	17,913	-
Accrued interest payable	255	255	5	250	-
	484,567	487,770	347,068	140,702	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2013:
Financial Assets:
Cash and cash equivalents	$16,658	$16,658	$16,658	$-	$-
Securities available for sale	117,304	117,304	5,936	110,715	653
Loans, net	352,430	356,123	-	-	356,123
Federal bank stock	3,977	N/A	N/A	N/A	N/A
Accrued interest receivable	1,466	1,466	34	430	1,002
	491,835	491,551	22,628	111,145	357,778
Financial Liabilities:
Deposits	432,006	434,552	325,983	108,569	-
FHLB advances	44,150	45,241	-	45,241	-
Accrued interest payable	292	292	5	287	-
	476,448	480,085	325,988	154,097	-

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	812	-	812
Amounts reclassified from accumulated other comprehensive income	(434)	-	(434)
Net current period other comprehensive income	378	-	378

Accumulated Other Comprehensive Loss at March 31, 2014	$(1,492)	$(1,410)	$(2,902)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended March 31, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$658	Gain on sale of securities
	(224)	Tax expense
Total reclassifications for the period	$434	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive income before reclassification	(238)	-	(238)
Amounts reclassified from accumulated other comprehensive income	(56)	-	(56)
Net current period other comprehensive loss	(294)	-	(294)

Accumulated Other Comprehensive Income at March 31, 2013	$2,071	$(1,795)	$276

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended March 31, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$85	Gain on sale of securities
	(29)	Tax expense
Total reclassifications for the period	$56	Net of tax

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2014, compared to the same period in 2013 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 24 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $9.0 million, or 1.7%, to $534.9 million at March 31, 2014 from $525.8 million at December 31, 2013. This increase resulted primarily from increases in cash and equivalents and securities of $12.1 million and $4.9 million, respectively, which was funded by a $35.2 million increase in customer deposits. This deposit increase, along with a $7.5 million decrease in loans receivable, also funded a $27.0 million decrease in borrowed funds.

Total liabilities increased $8.2 million, or 1.7%, to $488.9 million at March 31, 2014 from $480.8 million at December 31, 2013, resulting primarily from a $35.2 million increase in customer deposits, partially offset by a $27.0 million decrease in borrowed funds. Deposit growth consisted of a $7.0 million, or 6.8%, increase in noninterest bearing deposits and a $28.1 million, or 8.6%, increase in interest bearing deposits. The decrease in borrowed funds resulted from the repayment of a $5.0 million FHLB long term advance and $22.0 million of FHLB short term advances utilized to fund normal operating fluctuations.

Stockholders’ equity increased $873,000 to $45.9 million at March 31, 2014 from $45.1 million at December 31, 2013. Book value and tangible book value per common share were $23.13 and $20.55, respectively, at March 31, 2014, compared to $22.66 and $20.04, respectively, at December 31, 2013.

At March 31, 2014, the Bank was considered “well-capitalized” under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.68%, 14.56% and 15.82%, respectively, compared to 8.58%, 14.08% and 15.34%, respectively, at December 31, 2013.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2014 and 2013

General. Net income decreased $17,000, or 2.0%, to $841,000 for the three months ended March 31, 2014 from $858,000 for the same period in 2013. This decrease was the result of increases in noninterest expense and the provision for loan losses of $647,000 and $20,000, respectively, partially offset by increases in net interest income and noninterest income of $126,000 and $508,000, respectively, and a decrease in the provision for income taxes of $16,000.

Net interest income. Net interest income on a tax equivalent basis increased $130,000, or 3.2%, to $4.2 million for the three months ended March 31, 2014 from $4.1 million for the three months ended March 31, 2013. This increase can be attributed to a decrease in interest expense of $295,000, partially offset by a decrease in tax equivalent interest income of $165,000.

Interest income. Interest income on a tax equivalent basis decreased $165,000, or 3.2%, to $4.9 million for the three months ended March 31, 2014 compared to $5.1 million for the three months ended March 31, 2013. This decrease can be attributed to decreases in interest on loans, securities and interest-earning deposits with banks of $166,000, $14,000 and $3,000, respectively, partially offset by an increase in interest earned on federal bank stocks of $18,000. The decrease in interest income occurred despite a $15.9 million increase in average earning assets, which included an $8.9 million increase in average loans.

Tax equivalent interest earned on loans receivable decreased $166,000, or 3.9%, to $4.1 million for the three months ended March 31, 2014 compared to $4.3 million for the three months ended March 31, 2013. This decrease resulted from a 32 basis point decline in the average yield on loans to 4.73% for the three months ended March 31, 2014, versus 5.05% for the same period in 2013. This unfavorable yield variance accounted for a $275,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $8.9 million, or 2.6%, accounting for an increase of $109,000 in loan interest income. Management’s strategy to increase loan production capacity, which includes the expansion of the corporate banking team and the projected entrance into new markets in the coming quarters, is key to overcoming the decrease in loan yields caused by an overall decline in market interest rates.

Tax equivalent interest earned on securities decreased $14,000, or 1.8%, to $779,000 for the three months ended March 31, 2014 as compared to $793,000 for the three months ended March 31, 2013. This decrease resulted from a 23 basis point decline in the average yield on securities to 2.59% for the three months ended March 31, 2014, versus 2.82% for the same period in 2013, due primarily to the sale of higher-yielding securities. This unfavorable yield variance accounted for a $67,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $8.0 million, or 7.0%, accounting for a $53,000 increase in interest income.

Interest expense. Interest expense decreased $295,000, or 28.5%, to $741,000 for the three months ended March 31, 2014 from $1.0 million for the same period in 2013. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $277,000 and $18,000, respectively.

Interest expense incurred on deposits decreased $277,000, or 33.1%, to $561,000 for the three months ended March 31, 2014 compared to $838,000 for the same period in 2013. The average cost of interest-bearing deposits decreased 38 basis points to 0.67% for the three months ended March 31, 2014, compared to 1.05% for the same period in 2013, resulting in a $314,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2013 and the first three months of 2014 in the prevailing low interest-rate environment. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $15.2 million, or 4.7%, to $340.4 million for the three months ended March 31, 2014, compared to $325.2 million for the same period in 2013 causing a $37,000 increase in interest expense. Average noninterest bearing deposits increased $6.4 million, or 6.4%, to $105.6 million from $99.2 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $18,000, or 9.1%, to $180,000 for the three months ended March 31, 2014, compared to $198,000 for the same period in the prior year. The average cost of long term borrowed funds decreased 61 basis points to 3.41% for the three months ended March 31, 2014, compared to 4.02% for the same period in 2013, causing a $28,000 decrease in interest expense. This resulted from the Corporation realizing a $29,000 reduction in interest expense related to capitalized interest costs on construction in progress. Additionally, the average balance of long term borrowed funds decreased $1.6 million, or 7.8%, accounting for a $15,000 decrease in interest expense. This resulted from the early repayment of a $5.0 million FHLB long term advance during the first quarter of 2014. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment. Partially offsetting the favorable variance related to long term borrowings, the average balance of short term borrowed funds increased $6.2 million, which caused a $25,000 increase in interest expense. Short-term borrowings at March 31, 2014 included a $2.2 million advance on a line of credit during the third quarter of 2013 with a correspondent bank with a rate of 4.25%.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$333,655	$3,869	4.70%	$326,023	$4,050	5.04%
Loans, tax exempt	18,087	230	5.17%	16,788	215	5.19%
Total loans receivable	351,742	4,099	4.73%	342,811	4,265	5.05%

Securities, taxable	85,968	404	1.90%	77,471	417	2.18%
Securities, tax exempt	36,012	375	4.22%	36,519	376	4.18%
Total securities	121,980	779	2.59%	113,990	793	2.82%

Interest-earning deposits with banks	11,978	11	0.37%	13,592	14	0.42%
Federal bank stocks	3,469	35	4.09%	2,859	17	2.41%
Total interest-earning cash equivalents	15,447	46	1.21%	16,451	31	0.76%

Total interest-earning assets	489,169	4,924	4.08%	473,252	5,089	4.36%
Cash and due from banks	2,115			1,927
Other noninterest-earning assets	30,366			26,251

Total Assets	$521,650			$501,430

Interest-bearing liabilities:
Interest-bearing demand deposits	$225,174	$79	0.14%	$198,227	$70	0.14%
Time deposits	115,181	482	1.70%	126,975	768	2.45%
Total interest-bearing deposits	340,355	561	0.67%	325,202	838	1.05%

Borrowed funds, short-term	6,435	25	1.61%	205	-	0.00%
Borrowed funds, long-term (1)	18,441	155	3.41%	20,000	198	4.02%
Total borrowed funds	24,876	180	2.94%	20,205	198	3.97%

Total interest-bearing liabilities	365,231	741	0.82%	345,407	1,036	1.22%

Noninterest-bearing demand deposits	105,555	-	-	99,165	-	-

Funding and cost of funds	470,786	741	0.64%	444,572	1,036	0.95%

Other noninterest-bearing liabilities	4,605			5,073

Total Liabilities	475,391			449,645
Stockholders' Equity	46,259			51,785

Total Liabilities and Stockholders' Equity	$521,650			$501,430

Net interest income		$4,183			$4,053

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.26%			3.14%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.47%			3.47%

(1) Interest on long-term borrowed funds was reduced by $29,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$109	$(275)	$(166)
Securities	53	(67)	(14)
Interest-earning deposits with banks	(2)	(1)	(3)
Federal bank stocks	4	14	18

Total interest-earning assets	164	(329)	(165)

Interest expense:
Interest-bearing deposits	37	(314)	(277)
Borrowed funds, short-term	-	25	25
Borrowed funds, long-term	(15)	(28)	(43)

Total interest-bearing liabilities	22	(317)	(295)

Net interest income	$142	$(12)	$130

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2014 and 2013 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	March 31,
	2014	2013
Balance at the beginning of the period	$4,869	$5,350
Provision for loan losses	163	143
Charge-offs	(132)	(37)
Recoveries	21	32
Balance at the end of the period	$4,921	$5,488

Nonperforming loans	$5,999	$6,828
Nonperforming assets	6,079	7,031
Nonperforming loans to total loans	1.71%	1.98%
Nonperforming assets to total assets	1.14%	1.37%
Allowance for loan losses to total loans	1.41%	1.59%
Allowance for loan losses to non-performing loans	82.03%	80.37%

Nonperforming loans decreased $829,000 to $6.0 million at March 31, 2014 from $6.8 million at March 31, 2013. The decrease in nonperforming loans was primarily due to a $941,000 partial charge-off in the second quarter of 2013 of a $3.4 million commercial real estate relationship identified as impaired. This loan had a specific reserve of $1.4 million. Also contributing to the decrease were principal reductions resulting from credit workouts and repayments. Of the $6.0 million in nonperforming loans, the Corporation continues to receive payments on $4.8 million. During the three months ended March 31, 2014, nonperforming loans increased $792,000, primarily due to a $724,000 commercial relationship being placed on nonaccrual status during the quarter after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at March 31, 2014. The commercial real estate loan and commercial line of credit were assigned specific reserves of $38,000 and $235,000, respectively, during the quarter ended March 31, 2014.

As of March 31, 2014, the Corporation’s classified and criticized assets amounted to $13.9 million, or 2.6% of total assets, with $11.9 million classified as substandard and $1.9 identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.4% of total assets, with $11.8 million classified as substandard and $930,000 identified as special mention at December 31, 2013. The overall increase in criticized and classified assets was primarily the result of two commercial loan relationships being downgraded to special mention during the quarter ended March 31, 2014.

The provision for loan losses increased $20,000, or 14.0%, to $163,000 for the three months ended March 31, 2014 from $143,000 for the same period in the prior year. While the Corporation allocated $273,000 of the allowance for loan losses to the aforementioned loans placed on nonaccrual status and recognized as impaired during the quarter, the allowance for loan losses allocated to the commercial real estate portfolio decreased due to a $6.2 million decrease in the portfolio balance and an improvement in the historical loss ratio.

Noninterest income. Noninterest income increased $508,000, or 54.6%, to $1.4 million for the three months ended March 31, 2014, compared to $931,000 for the same period in the prior year. This increase resulted from a $573,000 increase in net gains on the sale of securities. During the quarter ended March 31, 2014, the Corporation realized securities gains of $658,000 primarily related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated securities gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. Excluding the net gains on securities, noninterest income decreased $65,000, or 7.7%, to $781,000 for the quarter ended March 31, 2014 from $846,000 for the same period in 2013 due to decreases in commissions on financial services and fees and service charges of $55,000 and $20,000, respectively.

Noninterest expense. Noninterest expense increased $647,000, or 18.1%, to $4.2 million for the three months ended March 31, 2014, compared to $3.6 million for the same period in the prior year. This increase in noninterest expense can be attributed primarily to an increase in other noninterest expense of $598,000, primarily related to a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt. Also contributing to the increase in noninterest expense were increases in compensation and benefits and premises and equipment expense of $38,000 and $58,000, respectively, partially offset by decreases in intangible asset amortization, professional fees and FDIC expense of $16,000, $14,000 and $17,000, respectively. Noninterest expense for the first quarter of 2014 included $64,000 related to the Bank’s new branch office in Saint Marys, Pennsylvania, which opened in October 2013.

Compensation and employee benefits expense increased $38,000, or 2.0%, to $1.9 million for the three months ended March 31, 2014. This increase can be primarily attributed to normal salary and wage increases and increased incentive compensation expense, partially offset by reduced retirement benefits cost resulting from the 2013 curtailment of the Bank’s pension plan.

Premise and equipment expense increased $58,000, or 10.7%, to $600,000 for the three months ended March 31, 2014, compared to $542,000 for the same period in the prior year. Premise and equipment expense for the first quarter of 2014 included $25,000 related to the Bank’s new branch office in Saint Marys, Pennsylvania.

Professional fees decreased $14,000, or 7.9%, to $163,000 for the three months ended March 31, 2014, compared to $177,000 for the same period in the prior year. This decrease can be primarily attributed to decreased information technology consulting costs.

The Corporation recognized $57,000 of core deposit intangible amortization expense during the first quarter of 2014 compared to $73,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance decreased $17,000, or 16.2%, to $88,000 for the three months ended March 31, 2014, compared to $105,000 for the same period in the prior year. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate following a prior period decrease in the level of loans past due 30-89 days.

Provision for income taxes. The provision for income taxes decreased $16,000, or 6.9%, to $217,000 for the three months ended March 31, 2014 compared to $233,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 20.5% for the first quarter of 2014 from 21.4% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.5% for the quarter ended March 31, 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2014, the Corporation used its sources of funds primarily to fund security purchases and repay borrowed funds. As of March 31, 2014, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $59.3 million, and standby letters of credit totaling $188,000.

At March 31, 2014, time deposits amounted to $120.6 million, or 25.8% of the Corporation’s total consolidated deposits, including approximately $44.4 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At March 31, 2014, the Corporation had borrowed funds of $17.2 million consisting of $15.0 million in long-term FHLB advances and a $2.2 million short-term advance on a line of credit with a correspondent bank. At March 31, 2014, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed, was $146.5 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2013, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2014, the Corporation’s interest-earning assets maturing or repricing within one year totaled $167.7 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $142.9 million, providing an excess of interest-earning assets over interest-bearing liabilities of $24.8 million. At March 31, 2014, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 117.4%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Not applicable.

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

EMCLAIRE FINANCIAL CORP

Date: May 13, 2014	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2014	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

