Form 10-Q
period 2014-06-30
EMCLAIRE FINANCIAL CORP
filed 2014-08-11
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(844) 767-2311
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

The number of shares outstanding of the Registrant’s common stock was 1,771,158 at August 11, 2014.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of June 30, 2014 (Unaudited) and December 31, 2013

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2014	2013

Assets

Cash and due from banks	$2,426	$2,485
Interest earning deposits with banks	35,068	14,173
Cash and cash equivalents	37,494	16,658
Securities available for sale	146,527	117,304
Loans receivable, net of allowance for loan losses of $5,046 and $4,869	360,469	352,430
Federal bank stocks, at cost	2,791	3,977
Bank-owned life insurance	10,562	10,401
Accrued interest receivable	1,530	1,466
Premises and equipment, net	14,114	12,310
Goodwill	3,664	3,664
Core deposit intangible, net	852	965
Prepaid expenses and other assets	5,699	6,667

Total Assets	$583,702	$525,842

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$115,362	$104,269
Interest bearing	399,041	327,737
Total deposits	514,403	432,006
Short-term borrowed funds	2,150	24,150
Long-term borrowed funds	15,000	20,000
Accrued interest payable	253	292
Accrued expenses and other liabilities	4,439	4,322

Total Liabilities	536,245	480,770

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,872,175 and 1,870,675 shares issued; 1,770,158 and 1,768,658 shares outstanding, respectively	2,340	2,338
Additional paid-in capital	19,586	19,478
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	24,541	23,650
Accumulated other comprehensive loss	(1,896)	(3,280)

Total Stockholders' Equity	47,457	45,072

Total Liabilities and Stockholders' Equity	$583,702	$525,842

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and six months ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest and dividend income:
Loans receivable, including fees	$4,089	$4,098	$8,119	$8,297
Securities:
Taxable	493	470	897	887
Exempt from federal income tax	253	295	518	562
Federal bank stocks	44	17	79	35
Interest earning deposits with banks	27	18	38	31
Total interest and dividend income	4,906	4,898	9,651	9,812

Interest expense:
Deposits	607	805	1,169	1,643
Borrowed funds	149	194	329	392
Total interest expense	756	999	1,498	2,035

Net interest income	4,150	3,899	8,153	7,777
Provision for loan losses	183	153	345	295

Net interest income after provision for loan losses	3,967	3,746	7,808	7,482

Noninterest income:
Fees and service charges	394	428	771	826
Commissions on financial services	13	76	22	139
Title premiums	15	27	24	49
Net gain on sales of available for sale securities	-	99	658	184
Earnings on bank-owned life insurance	93	96	192	192
Other	318	305	605	571
Total noninterest income	833	1,031	2,272	1,961

Noninterest expense:
Compensation and employee benefits	1,832	1,932	3,774	3,837
Premises and equipment	604	527	1,204	1,069
Intangible asset amortization	57	73	113	145
Professional fees	183	178	346	355
Federal deposit insurance	88	102	176	208
Other	942	820	2,314	1,593
Total noninterest expense	3,706	3,632	7,927	7,207

Income before provision for income taxes	1,094	1,145	2,153	2,236
Provision for income taxes	216	206	433	439

Net income	878	939	1,720	1,797
Preferred stock dividends	25	125	50	250

Net income available to common stockholders	$853	$814	$1,670	$1,547

Basic and diluted earnings per common share	$0.48	$0.46	$0.94	$0.88
Diluted earnings per common share	0.48	0.46	0.94	0.87

Average common shares outstanding	1,770,158	1,762,158	1,769,775	1,761,546

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and six months ended June 30, 2014 and 2013

(Dollar amounts in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$878	$939	$1,720	$1,797

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	1,525	(4,110)	2,755	(4,471)
Reclassification adjustment for gains included in net income	-	(99)	(658)	(184)
	1,525	(4,209)	2,097	(4,655)
Tax effect	(519)	1,431	(713)	1,583

Net of tax	1,006	(2,778)	1,384	(3,072)

Comprehensive income (loss)	$1,884	$(1,839)	$3,104	$(1,275)

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2014	2013

Cash flows from operating activities
Net income	$1,720	$1,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	386	336
Provision for loan losses	345	295
Amortization of premiums, net	127	90
Amortization of intangible assets and mortgage servicing rights	113	145
Realized gains on sales of available for sale securities, net	(658)	(184)
Net gains on foreclosed real estate	(14)	(12)
Restricted stock and stock option compensation	84	98
Increase in bank-owned life insurance, net	(161)	(164)
Increase in accrued interest receivable	(64)	(49)
Decrease in prepaid expenses and other assets	169	1,111
Decrease in accrued interest payable	(39)	(65)
Increase in accrued expenses and other liabilities	117	250
Net cash provided by operating activities	2,125	3,648

Cash flows from investing activities
Loan originations and principal collections, net	(8,531)	(1,055)
Available for sale securities:
Sales	21,559	3,314
Maturities, repayments and calls	5,227	26,304
Purchases	(53,255)	(60,116)
Redemption (purchase) of federal bank stocks	1,186	(555)
Proceeds from the sale of foreclosed real estate	121	70
Write-down of foreclosed real estate	-	19
Additions to premises and equipment	(2,190)	(2,251)
Net cash used in investing activities	(35,883)	(34,270)

Cash flows from financing activities
Net increase in deposits	82,397	17,038
Repayments on Federal Home Loan Bank advances	(5,000)	-
Net change in short-term borrowings	(22,000)	5,500
Proceeds from exercise of stock options, including tax benefit	26	20
Dividends paid	(829)	(955)
Net cash provided by financing activities	54,594	21,603

Increase (decrease) in cash and cash equivalents	20,836	(9,019)
Cash and cash equivalents at beginning of period	16,658	20,424
Cash and cash equivalents at end of period	$37,494	$11,405

Supplemental information:
Interest paid	$1,537	$2,100
Income taxes paid	-	140

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	20	92

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Balance at beginning of period	$45,945	$51,866	$45,072	$51,725

Net income	878	939	1,720	1,797

Other comprehensive income (loss)	1,006	(2,778)	1,384	(3,072)

Stock compensation expense	42	63	84	98

Dividends declared on preferred stock	(25)	(125)	(50)	(250)

Dividends declared on common stock	(389)	(352)	(779)	(705)

Exercise of stock options, including tax benefit	-	-	26	20

Balance at end of period	$47,457	$49,613	$47,457	$49,613

Common cash dividend per share	$0.22	$0.20	$0.44	$0.40

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate is fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The dividend rate was 2.0% and 5.0%, respectively, for the quarters ended June 30, 2014 and 2013. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings per common share - basic

Net income	$878	$939	$1,720	$1,797
Less: Preferred stock dividends	25	125	50	250
.
Net income available to common stockholders	$853	$814	$1,670	$1,547

Average common shares outstanding	1,770,158	1,762,158	1,769,775	1,761,546

Basic earnings per common share	$0.48	$0.46	$0.94	$0.88

Earnings per common share - diluted

Net income available to common stockholders	$853	$814	$1,670	$1,547

Average common shares outstanding	1,770,158	1,762,158	1,769,775	1,761,546
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	14,691	14,223	13,893	13,350

Average shares and dilutive potential common shares	1,784,849	1,776,381	1,783,668	1,774,896

Diluted earnings per common share	$0.48	$0.46	$0.94	$0.87

Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	67,000	67,000	67,000

4.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
June 30, 2014:
U.S. Treasury and federal agency	$3,469	$-	$(135)	$3,334
U.S. government sponsored entities and agencies	32,445	16	(282)	32,179
U.S. agency mortgage-backed securities: residential	34,533	481	-	35,014
U.S. agency collateralized mortgage obligations: residential	38,910	-	(1,310)	37,600
State and political subdivisions	34,545	786	(345)	34,986
Corporate debt securities	1,004	-	(2)	1,002
Equity securities	2,356	87	(31)	2,412
	$147,262	$1,370	$(2,105)	$146,527
December 31, 2013:
U.S. Treasury and federal agency	$4,466	$-	$(298)	$4,168
U.S. government sponsored entities and agencies	23,637	-	(745)	22,892
U.S. agency mortgage-backed securities: residential	11,020	341	-	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	2	(2,031)	39,722
State and political subdivisions	36,657	830	(988)	36,499
Corporate debt securities	250	-	(9)	241
Equity securities	2,356	131	(66)	2,421
	$120,137	$1,304	$(4,137)	$117,304

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$55	$56
Due after one year through five years	36,461	36,499
Due after five through ten years	31,526	31,564
Due after ten years	3,421	3,382
Mortgage-backed securities: residential	34,533	35,014
Collateralized mortgage obligations: residential	38,910	37,600
	$144,906	$144,115

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2014:
U.S. Treasury and federal agency	$-	$-	$3,334	$(135)	$3,334	$(135)
U.S. government sponsored entities and agencies	4,245	(19)	18,728	(263)	22,973	(282)
U.S. agency collateralized mortgage obligations: residential	8,556	(135)	29,044	(1,175)	37,600	(1,310)
State and political subdivisions	1,192	(8)	12,767	(337)	13,959	(345)
Corporate debt securities	1,002	(2)	-	-	1,002	(2)
Equity securities	1,161	(31)	-	-	1,161	(31)
	$16,156	$(195)	$63,873	$(1,910)	$80,029	$(2,105)

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$(298)	$-	$-	$4,168	$(298)
U.S. government sponsored entities and agencies	22,891	(745)	-	-	22,891	(745)
U.S. agency mortgage-backed securities: residential	33,805	(1,729)	4,982	(302)	38,787	(2,031)
State and political subdivisions	13,262	(988)	-	-	13,262	(988)
Corporate debt securities	242	(9)	-	-	242	(9)
Equity securities	1,142	(66)	-	-	1,142	(66)
	$75,510	$(3,835)	$4,982	$(302)	$80,492	$(4,137)

Gains on sales of available for sale securities for the three and six months ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Proceeds	$-	$1,539	$21,559	$3,314
Gains	-	99	658	184
Tax provision related to gains	-	34	224	63

4.	Securities (continued)

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

There were two equity securities in an unrealized loss position as of June 30, 2014, none of which were in an unrealized loss position for more than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment securities are in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of June 30, 2014 to be other-than-temporarily impaired.

There were 105 debt securities in an unrealized loss position as of June 30, 2014, of which 89 were in an unrealized loss position for more than 12 months. Of these 105 securities, 6 were U.S. Treasury securities, 18 were U.S. government sponsored entity and agency securities, 26 were government-backed collateralized mortgage obligations, 53 were state and political subdivision securities and 2 were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2014 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2014	2013

Mortgage loans on real estate:
Residential first mortgages	$104,618	$105,541
Home equity loans and lines of credit	88,374	87,928
Commercial real estate	106,273	101,499
	299,265	294,968
Other loans:
Commercial business	56,770	53,214
Consumer	9,480	9,117
	66,250	62,331

Total loans, gross	365,515	357,299

Less allowance for loan losses	5,046	4,869

Total loans, net	$360,469	$352,430

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2014:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the three months
	As of June 30, 2014			ended June 30, 2014
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$172	$172	$28	$127	$8	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,649	2,708	227	2,715	10	10
Commercial business	2,210	2,210	540	1,314	51	4
Consumer	-	-	-	-	-	-

Total	$6,031	$5,090	$795	$4,156	$69	$16

	For the six months
	ended June 30, 2014
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$112	$9	$3
Home equity and lines of credit	-	-	-
Commercial real estate	2,650	17	12
Commercial business	876	56	4
Consumer	-	-	-

Total	$3,638	$82	$19

	Impaired Loans with No Specific Allowance
			For the three months
	As of June 30, 2014		ended June 30, 2014
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$118	$118	$59	$2	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,488	1,089	896	12	1
Commercial business	430	428	407	1	1
Consumer	1,348	1,348	1,348	-	-

Total	$3,384	$2,983	$2,710	$15	$2

	For the six months
	ended June 30, 2014
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$46	$2	$-
Home equity and lines of credit	-	-	-
Commercial real estate	823	14	3
Commercial business	383	1	1
Consumer	1,348	-	-

Total	$2,600	$17	$4

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

5.           Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2014 and December 31, 2013, the Corporation had $7.1 million and $2.5 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At June 30, 2014 and December 31, 2013, the Corporation had $588,000 and $56,000 of the allowance for loan losses allocated to these specific loans. At June 30, 2013, the Corporation had $2.1 million of loans classified as TDRs with $55,000 of the allowance for loan losses allocated to these specific loans.

During the three and six month periods ended June 30, 2014, the Corporation modified eleven additional loans to be identified as TDRs. One commercial relationship consisting of eight loans totaling $2.4 million was modified as the Bank granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these eight loans included reduced monthly payments through the notes’ maturities. An additional commercial real estate relationship consisting of two loans totaling $2.1 million was modified as the Bank granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. Because these loans were previously impaired with specific reserves allocated to them, there was no impact to the provision for loan losses for the three and six month periods ended June 30, 2014 as a result of the modifications.

During the six month period ended June 30, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term. During the three month period ended June 30, 2013, the Corporation did not modify any additional loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six month periods ended June 30, 2014, there were defaults on three loans classified as TDRs which totaled $426,000 at June 30, 2014. Of these loans, two were not past due and one was 30-59 days delinquent at June 30, 2014. During the three and six month periods ended June 30, 2013, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

5.           Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

June 30, 2014:
Residential first mortgages	$103,939	$-	$-	$679	$-	$104,618
Home equity and lines of credit	88,277	-	-	97	-	88,374
Commercial real estate	-	99,380	238	6,655	-	106,273
Commercial business	-	52,388	1,485	2,897	-	56,770
Consumer	8,132	-	-	1,348	-	9,480

Total	$200,348	$151,768	$1,723	$11,676	$-	$365,515

December 31, 2013:
Residential first mortgages	$104,983	$-	$-	$558	$-	$105,541
Home equity and lines of credit	87,868	-	-	60	-	87,928
Commercial real estate	-	93,973	256	7,270	-	101,499
Commercial business	-	50,008	674	2,532	-	53,214
Consumer	7,769	-	-	1,348	-	9,117

Total	$200,620	$143,981	$930	$11,768	$-	$357,299

5.           Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

June 30, 2014:
Residential first mortgages	$101,915	$1,910	$114	$-	$679	$104,618
Home equity and lines of credit	87,743	431	103	-	97	88,374
Commercial real estate	102,910	80	-	-	3,283	106,273
Commercial business	54,274	211	-	-	2,285	56,770
Consumer	8,104	27	1	-	1,348	9,480

Total loans	$354,946	$2,659	$218	$-	$7,692	$365,515

December 31, 2013:
Residential first mortgages	$103,821	$884	$278	$38	$520	$105,541
Home equity and lines of credit	87,302	394	172	-	60	87,928
Commercial real estate	98,095	516	22	-	2,866	101,499
Commercial business	52,581	258	-	24	351	53,214
Consumer	7,682	61	26	-	1,348	9,117

Total loans	$349,481	$2,113	$498	$62	$5,145	$357,299

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2014:
Residential first mortgages	$289	$81	$19	$290	$679
Home equity and lines of credit	-	-	20	77	97
Commercial real estate	3,016	60	13	194	3,283
Commercial business	2,223	39	-	23	2,285
Consumer	1,348	-	-	-	1,348

Total loans	$6,876	$180	$52	$584	$7,692

December 31, 2013:
Residential first mortgages	$88	$-	$82	$350	$520
Home equity and lines of credit	-	-	-	60	60
Commercial real estate	412	2,148	-	306	2,866
Commercial business	65	-	-	286	351
Consumer	1,348	-	-	-	1,348

Total loans	$1,913	$2,148	$82	$1,002	$5,145

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

5.           Loans Receivable and Related Allowance for Loan Losses (continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2014:
Allowance for loan losses:
Beginning Balance	$936	$619	$2,221	$1,094	$51	$4,921
Charge-offs	(19)	(14)	-	-	(33)	(66)
Recoveries	-	-	4	-	4	8
Provision	-	(137)	150	139	31	183

Ending Balance	$917	$468	$2,375	$1,233	$53	$5,046

Six months ended June 30, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(97)	(14)	(2)	(17)	(67)	(197)
Recoveries	-	-	9	7	13	29
Provision	91	(143)	(82)	421	58	345

Ending Balance	$917	$468	$2,375	$1,233	$53	$5,046

At June 30, 2014:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	28	-	227	540	-	795
Collectively evaluated for impairment	889	468	2,148	693	53	4,251

Total loans:
Individually evaluated for impairment	290	-	3,797	2,638	1,348	8,073
Collectively evaluated for impairment	104,328	88,374	102,476	54,132	8,132	357,442

At December 31, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	181	-	-	202
Collectively evaluated for impairment	902	625	2,269	822	49	4,667

Total loans:
Individually evaluated for impairment	102	-	3,196	336	1,348	4,982
Collectively evaluated for impairment	105,439	87,928	98,303	52,878	7,769	352,317

Three months ended June 30, 2013:
Allowance for loan losses:
Beginning Balance	$807	$727	$3,189	$702	$63	$5,488
Charge-offs	(12)	-	(941)	-	(25)	(978)
Recoveries	-	-	2	-	5	7
Provision	(23)	(106)	297	(25)	10	153

Ending Balance	$772	$621	$2,547	$677	$53	$4,670

Six months ended June 30, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(17)	-	(941)	-	(56)	(1,014)
Recoveries	1	-	4	-	34	39
Provision	(40)	(109)	394	41	9	295

Ending Balance	$772	$621	$2,547	$677	$53	$4,670

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

6.           Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,175	4,027	3,062

Total	$7,691	$3,175	$7,691	$3,062

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2013 or in the first six months of 2014. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and six month period ending June 30, 2014, the Corporation recorded intangible amortization expense totaling $57,000 and $113,000, respectively, compared to $73,000 and $145,000, respectively, for the same periods in 2013.

7.           Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 88,433 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock, of which 5,913 shares of restricted stock and 45,283 stock options remain available for issuance under the Plan.

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

A summary of option activity under the Plans as of June 30, 2014, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2014	79,250	$24.97	$-	3.8
Granted	-	-	-	-
Exercised	(1,500)	17.00	14,835	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2014	77,750	$25.12	$137,268	3.3

Exercisable as of June 30, 2014	77,250	$25.19	$131,268	3.2

7.           Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested option shares as of June 30, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2014	500	$1.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2014	500	$1.44

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2014	25,800	$20.11
Granted	-	-
Vested	-	-
Forfeited	100	25.50
Nonvested as of June 30, 2014	25,700	$20.08

For the three and six month periods ended June 30, 2014, the Corporation recognized $42,000 and $84,000, respectively, in stock compensation expense, compared to $63,000 and $98,000, respectively, for the same periods in 2013. As of June 30, 2014, there was $266,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.           Employee Benefit Plans

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributory basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants.

The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participants prior to the date of the freeze. The expense associated with the plan was immaterial for the three and six month periods ended June 30, 2014 and 2013.

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

9.           Fair Value (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2014, the fair value of impaired loans consists of loan balances of $2.9 million, net of a valuation allowance of $627,000, compared to loan balances of $2.5 million, net of a valuation allowance of $181,000, at December 31, 2013. There was $393,000 and $665,000 of additional provision for loan losses recorded for impaired loans during the three and six month period ended June 30, 2014, respectively. There was $20,000 of additional provision recorded for impaired loans for the same periods in 2013.

9.           Fair Value (continued)

Other Real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. At June 30, 2014, the Corporation had no OREO measured at fair value. As of December 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $80,000, which was made up of the outstanding balance of $104,000 and write-downs of $24,000. There was no expense recorded during the three and six months ended June 30, 2014 associated with the write-down of OREO, compared to $0 and $19,000 for the same periods in 2013.

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

9.            Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2014:
U.S. Treasury and federal agency	$3,334	$3,334	$-	$-
U.S. government sponsored entities and agencies	32,179	-	32,179	-
Mortgage-backed securities: residential	35,014	-	35,014	-
Collateralized mortgage obligations: residential	37,600	-	37,600	-
State and political subdivision	34,986	-	34,986	-
Corporate debt securities	1,002	-	1,002	-
Equity securities	2,412	1,759	-	653
	$146,527	$5,093	$140,781	$653

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$4,168	$-	$-
U.S. government sponsored entities and agencies	22,892	-	22,892	-
U.S. agency mortgage-backed securities: residential	11,361	-	11,361	-
U.S. agency collateralized mortgage obligations: residential	39,722	-	39,722	-
State and political subdivisions	36,499	-	36,499	-
Corporate debt securities	241	241	-	-
Equity securities	2,421	1,768	-	653
	$117,304	$6,177	$110,474	$653

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2014 and 2013:

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$653	$653	$653	$653
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$653	$653	$653	$653

9.           Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2014:
Impaired commercial real estate loans	$558	$-	$-	$558
Impaired commercial business loans	1,670	-	-	1,670

	$2,228	$-	$-	$2,228

December 31, 2013:
Impaired commercial real estate loans	$2,340	$-	$-	$2,340
Other residential real estate owned	80	-	-	80

	$2,420	$-	$-	$2,420

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range

June 30, 2014:

Impaired commercial real estate loans	$558	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10%

Impaired commercial business loans	1,670	Liquidation value of business assets	Adjustment for differences between comparable business assets	44% - 76%
December 31, 2013:

Impaired commercial real estate loans	2,340	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	0% - 10%

Other residential real estate owned	80	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude two impaired residential mortgage loans totaling $144,000 and a $1.9 million commercial real estate loan classified as troubled debt restructures which were measured at fair value using a discounted cash flow methodology at June 30, 2014.

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $346,000 and $350,000, respectively, as of June 30, 2014 and December 31, 2013. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired loans as of June 30, 2014 and December 31, 2013 was 40.4% and 1.5%, respectively.

9.           Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

June 30, 2014:
Financial Assets:
Cash and cash equivalents	$37,494	$37,494	$37,494	$-	$-
Securities available for sale	146,527	146,527	5,093	140,781	653
Loans, net	360,469	364,670	-	-	364,670
Federal bank stock	2,791	N/A	N/A	N/A	N/A
Accrued interest receivable	1,530	1,530	52	477	1,001
	548,812	550,221	42,639	141,258	366,324
Financial Liabilities:
Deposits	514,403	516,772	394,222	122,550	-
Borrowed funds	17,150	18,078	-	18,078	-
Accrued interest payable	253	253	6	247	-
	531,806	535,103	394,228	140,875	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2013:
Financial Assets:
Cash and cash equivalents	$16,658	$16,658	$16,658	$-	$-
Securities available for sale	117,304	117,304	5,936	110,715	653
Loans, net	352,430	356,123	-	-	356,123
Federal bank stock	3,977	N/A	N/A	N/A	N/A
Accrued interest receivable	1,466	1,466	34	430	1,002
	491,835	491,551	22,628	111,145	357,778
Financial Liabilities:
Deposits	432,006	434,552	325,983	108,569	-
Borrowed funds	44,150	45,241	-	45,241	-
Accrued interest payable	292	292	5	287	-
	476,448	480,085	325,988	154,097	-

10.         Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at April 1, 2014	$(1,492)	$(1,410)	$(2,902)

Other comprehensive income before reclassification	1,006	-	1,006
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current period other comprehensive income	1,006	-	1,006

Accumulated Other Comprehensive Loss at June 30, 2014	$(486)	$(1,410)	$(1,896)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended June 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$-	Gain on sale of securities
	-	Tax expense
Total reclassifications for the period	$-	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at April 1, 2013	$2,071	$(1,795)	$276

Other comprehensive income before reclassification	(2,713)	-	(2,713)
Amounts reclassified from accumulated other comprehensive income	(65)	-	(65)
Net current period other comprehensive loss	(2,778)	-	(2,778)

Accumulated Other Comprehensive Loss at June 30, 2013	$(707)	$(1,795)	$(2,502)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended June 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$99	Gain on sale of securities
	(34)	Tax expense
Total reclassifications for the period	$65	Net of tax

10.        Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	1,818	-	1,818
Amounts reclassified from accumulated other comprehensive income	(434)	-	(434)
Net current period other comprehensive loss	1,384	-	1,384

Accumulated Other Comprehensive Income at June 30, 2014	$(486)	$(1,410)	$(1,896)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$658	Gain on sale of securities
	(224)	Tax expense
Total reclassifications for the period	$434	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive income before reclassification	(2,951)	-	(2,951)
Amounts reclassified from accumulated other comprehensive income	(121)	-	(121)
Net current period other comprehensive loss	(3,072)	-	(3,072)

Accumulated Other Comprehensive Income at June 30, 2013	$(707)	$(1,795)	$(2,502)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$184	Gain on sale of securities
	(63)	Tax expense
Total reclassifications for the period	$121	Net of tax

11.         New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 5, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2014, compared to the same periods in 2013 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 28 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $57.9 million, or 11.0%, to $583.7 million at June 30, 2014 from $525.8 million at December 31, 2013. This increase resulted primarily from increases in cash and equivalents, securities and loans receivable of $20.8 million, $29.2 million and $8.0 million, respectively, which was funded by an $82.4 million increase in customer deposits. This deposit increase also funded a $27.0 million decrease in borrowed funds.

Total liabilities increased $55.5 million, or 11.5%, to $536.2 million at June 30, 2014 from $480.8 million at December 31, 2013, resulting primarily from an $82.4 million increase in customer deposits, partially offset by a $27.0 million decrease in borrowed funds. Deposit growth consisted of an $11.1 million, or 10.6%, increase in noninterest bearing deposits and a $71.3 million, or 21.8%, increase in interest bearing deposits. The decrease in borrowed funds resulted from the repayment of a $5.0 million FHLB long term advance and $22.0 million of FHLB short term advances utilized to fund normal operating fluctuations.

Stockholders’ equity increased $2.4 million to $47.5 million at June 30, 2014 from $45.1 million at December 31, 2013. Book value and tangible book value per common share were $23.99 and $21.43, respectively, at June 30, 2014, compared to $22.66 and $20.04, respectively, at December 31, 2013.

At June 30, 2014, the Bank was considered “well-capitalized” under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.03%, 13.79% and 15.04%, respectively, compared to 8.58%, 14.08% and 15.34%, respectively, at December 31, 2013.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2014 and 2013

General. Net income decreased $61,000, or 6.5%, to $878,000 for the three months ended June 30, 2014 from $939,000 for the same period in 2013. This decrease was the result of a decrease in noninterest income of $198,000 and increases in noninterest expense, the provision for loan losses and the provision for income taxes of $74,000, $30,000 and $10,000, respectively, partially offset by an increase in net interest income of $251,000.

Net interest income. Net interest income on a tax equivalent basis increased $242,000, or 5.9%, to $4.3 million for the three months ended June 30, 2014 from $4.1 million for the three months ended June 30, 2013. This increase can be attributed to a decrease in interest expense of $243,000, as interest income was essentially unchanged.

Interest income. Interest income on a tax equivalent basis decreased $1,000, to $5.1 million for the three months ended June 30, 2014 and for the same period in 2013. This decrease can be attributed to decreases in interest on securities and loans of $35,000 and $2,000, respectively, partially offset by increases in dividends on federal bank stocks and interest earned on interest-earning deposits with banks of $27,000 and $9,000, respectively.

Tax equivalent interest earned on loans receivable decreased $2,000, to $4.2 million for the three months ended June 30, 2014 and for the same period in 2013. This decrease resulted from a 24 basis point decline in the average yield on loans to 4.71% for the three months ended June 30, 2014, versus 4.95% for the same period in 2013. This unfavorable yield variance accounted for a $212,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $17.5 million, or 5.2%, accounting for an increase of $210,000 in loan interest income.

Tax equivalent interest earned on securities decreased $35,000, or 4.0%, to $850,000 for the three months ended June 30, 2014 as compared to $885,000 for the three months ended June 30, 2013. This decrease resulted from an 8 basis point decline in the average yield on securities to 2.40% for the three months ended June 30, 2014, versus 2.48% for the same period in 2013. This unfavorable yield variance accounted for a $28,000 decrease in interest income. Also contributing to this unfavorable yield variance, the average balance of securities decreased $1.1 million, or 0.8%, accounting for a $7,000 decrease in interest income.

Dividends on federal bank stocks increased $27,000 to $44,000 for the three months ended June 30, 2014 from $17,000 for the same period in 2013. This increased resulted from a 401 basis point increase in the average yield on federal bank stocks to 6.33% for the three months ended June 30, 2014, compared to 2.32% for the same period in 2013. The increase in the yield was the result of an increase in the FHLB’s dividend rate to 4.0% for the quarter ended June 30, 2014, compared to 1.0% for the same period in 2013.

Interest expense. Interest expense decreased $243,000, or 24.3%, to $756,000 for the three months ended June 30, 2014 from $999,000 for the same period in 2013. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $198,000 and $45,000, respectively.

Interest expense incurred on deposits decreased $198,000, or 24.6%, to $607,000 for the three months ended June 30, 2014 compared to $805,000 for the same period in 2013. The average cost of interest-bearing deposits decreased 30 basis points to 0.63% for the three months ended June 30, 2014, compared to 0.93% for the same period in 2013, resulting in a $288,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2013 and the first half of 2014 in the prevailing low interest-rate environment. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $42.2 million, or 12.2%, to $387.7 million for the three months ended June 30, 2014, compared to $345.5 million for the same period in 2013 causing a $90,000 increase in interest expense. Average noninterest bearing deposits increased $8.7 million, or 8.2%, to $114.4 million from $105.7 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $45,000, or 23.2%, to $149,000 for the three months ended June 30, 2014, compared to $194,000 for the same period in the prior year. The average cost of long term borrowed funds decreased 50 basis points to 3.36% for the three months ended June 30, 2014, compared to 3.86% for the same period in 2013, causing a $23,000 decrease in interest expense. This was due primarily to the capitalization of $24,000 of interest during the quarter ended June 30, 2014 related to the Cranberry Township banking office construction compared to $10,000 for the same period in the prior year. Additionally, the average balance of long term borrowed funds decreased $5.0 million, or 25.0%, accounting for a $44,000 decrease in interest expense. This resulted from the early repayment of a $5.0 million FHLB long term advance during the first quarter of 2014. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment. Partially offsetting the favorable variance related to long term borrowings, the average cost of short term borrowed funds increased 406 basis points, which caused a $22,000 increase in interest expense. Short-term borrowings at June 30, 2014 included a $2.2 million line of credit balance with a correspondent bank with a rate of 4.25%. The Corporation advanced $2.2 million on this line of credit during the third quarter of 2013 and utilized the proceeds to partially fund the $5.0 million SBLF preferred stock redemption.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$334,796	$3,903	4.68%	$318,536	$3,928	4.95%
Loans, tax exempt	20,450	266	5.22%	19,217	243	5.06%
Total loans receivable	355,246	4,169	4.71%	337,753	4,171	4.95%

Securities, taxable	106,789	493	1.85%	100,690	470	1.87%
Securities, tax exempt	35,141	357	4.07%	42,346	415	3.93%
Total securities	141,930	850	2.40%	143,036	885	2.48%

Interest-earning deposits with banks	37,192	27	0.29%	16,628	18	0.43%
Federal bank stocks	2,788	44	6.33%	2,935	17	2.32%
Total interest-earning cash equivalents	39,980	71	0.71%	19,563	35	0.72%

Total interest-earning assets	537,156	5,090	3.80%	500,352	5,091	4.08%
Cash and due from banks	2,205			2,062
Other noninterest-earning assets	31,461			27,241

Total Assets	$570,822			$529,655

Interest-bearing liabilities:
Interest-bearing demand deposits	$266,833	$106	0.16%	$225,068	$94	0.17%
Time deposits	120,846	501	1.66%	120,455	711	2.37%
Total interest-bearing deposits	387,679	607	0.63%	345,523	805	0.93%

Borrowed funds, short-term	2,150	23	4.31%	1,447	1	0.25%
Borrowed funds, long-term (1)	15,000	126	3.36%	20,000	193	3.86%
Total borrowed funds	17,150	149	3.48%	21,447	194	3.62%

Total interest-bearing liabilities	404,829	756	0.75%	366,970	999	1.09%

Noninterest-bearing demand deposits	114,363	-	-	105,684	-	-

Funding and cost of funds	519,192	756	0.58%	472,654	999	0.85%

Other noninterest-bearing liabilities	4,819			5,195

Total Liabilities	524,011			477,849
Stockholders' Equity	46,811			51,806

Total Liabilities and Stockholders' Equity	$570,822			$529,655

Net interest income		$4,334			$4,092

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.05%			2.99%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.24%			3.28%

(1)	Interest on long-term borrowed funds for the quarterly periods ended June 30, 2014 and 2013 was reduced by $24,000 and $10,000, respectively, related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$210	$(212)	$(2)
Securities	(7)	(28)	(35)
Interest-earning deposits with banks	17	(8)	9
Federal bank stocks	(1)	28	27

Total interest-earning assets	219	(220)	(1)

Interest expense:
Interest-bearing deposits	90	(288)	(198)
Borrowed funds, short-term	-	22	22
Borrowed funds, long-term	(44)	(23)	(67)

Total interest-bearing liabilities	46	(289)	(243)

Net interest income	$173	$69	$242

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2014 and 2013 is as follows:

(Dollar amounts in thousands)	At or for the three months ended
	June 30,
	2014	2013
Balance at the beginning of the period	$4,921	$5,488
Provision for loan losses	183	153
Charge-offs	(66)	(978)
Recoveries	8	7
Balance at the end of the period	$5,046	$4,670

Nonperforming loans	$7,692	$5,329
Nonperforming assets	7,712	5,564
Nonperforming loans to total loans	2.10%	1.57%
Nonperforming assets to total assets	1.32%	1.05%
Allowance for loan losses to total loans	1.38%	1.38%
Allowance for loan losses to non-performing loans	65.60%	87.63%

Nonperforming loans increased $2.4 million to $7.7 million at June 30, 2014 from $5.3 million at June 30, 2013. The increase in nonperforming loans during the quarter ended June 30, 2014 was primarily due to a $2.4 million loan relationship being placed on nonaccrual status due to the borrower’s inadequate working capital and liquidity sources. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. The loans are secured by commercial real estate, residential real estate, equipment, accounts receivable and inventory. This relationship was assigned specific reserves of $385,000 during the quarter ended June 30, 2014. In addition, a $637,000 commercial relationship was placed on nonaccrual status during the quarter ended March 31, 2014, after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at June 30, 2014. The commercial real estate loan and commercial line of credit had specific reserves of $52,000 and $154,000, respectively, at June 30, 2014. Partially offsetting these increases were principal reductions of $121,000 resulting from credit workouts and repayments. Of the $7.7 million in nonperforming loans, $6.9 million were not past due at June 30, 2014. During the three months ended June 30, 2014, nonperforming loans increased $1.7 million, primarily due to the aforementioned eight loan relationship being put on nonaccrual status during the quarter.

As of June 30, 2014, the Corporation’s classified and criticized assets amounted to $13.4 million, or 2.3% of total assets, with $11.7 million classified as substandard and $1.7 identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.4% of total assets, with $11.8 million classified as substandard and $930,000 identified as special mention at December 31, 2013. The $1.6 million increase in criticized and classified assets was primarily the result of two commercial loan relationships being downgraded to special mention during the quarter ended March 31, 2014.

The provision for loan losses increased $30,000, or 19.6%, to $183,000 for the three months ended June 30, 2014 from $153,000 for the same period in the prior year. While the Corporation allocated $385,000 of the allowance for loan losses to the aforementioned loans placed on nonaccrual status and recognized as impaired during the quarter, the provision for loan losses only increased marginally as the general reserve pool previously had $224,000 attributable to these loans and there was a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios.

Noninterest income. Noninterest income decreased $198,000, or 19.2%, to $833,000 for the three months ended June 30, 2014, compared to $1.0 million for the same period in the prior year. This decrease resulted from a $99,000 decrease in net gains on the sale of securities and decreases in commissions on financial services and fees and service charges of $63,000 and $34,000, respectively. During the quarter ended June 30, 2013, the Corporation realized securities gains of $99,000 related to the sale of certain mortgage-backed securities that were experiencing accelerated prepayments compared to no security gains in the 2014 quarterly period.

Noninterest expense. Noninterest expense increased $74,000, or 2.0%, to $3.7 million for the three months ended June 30, 2014, compared to $3.6 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in other noninterest expense, premises and equipment, and professional fees of $122,000, $77,000 and $5,000, respectively, partially offset by decreases in compensation and employee benefits, intangible asset amortization and FDIC expense of $100,000, $16,000 and $14,000, respectively. Noninterest expense for the second quarter of 2014 included $151,000 related to the Bank’s new branch offices in Cranberry Township, Pennsylvania and Saint Marys, Pennsylvania, which opened in May 2014 and October 2013, respectively.

Compensation and employee benefits expense decreased $100,000, or 5.2%, to $1.8 million for the three months ended June 30, 2014, compared to $1.9 million for the same period in the prior year. This decrease can be attributed to a $35,000 decrease in commission expense as the Corporation discontinued providing retail brokerage and other investment services during the third quarter of 2013 and a $20,000 reduction in retirement benefits costs resulting from the 2013 curtailment of the Bank’s pension plan. Payroll taxes also decreased $22,000 as the Corporation received a refund from prior year overpayments of state unemployment taxes.

Premise and equipment expense increased $77,000, or 14.6%, to $604,000 for the three months ended June 30, 2014, compared to $527,000 for the same period in the prior year. Premise and equipment expense for the second quarter of 2014 included $50,000 in expenses related to the Bank’s new branch offices in Cranberry Township, Pennsylvania and Saint Marys, Pennsylvania.

Professional fees increased $5,000, or 2.8%, to $183,000 for the three months ended June 30, 2014, compared to $178,000 for the same period in the prior year.

The Corporation recognized $57,000 of core deposit intangible amortization expense during the second quarter of 2014 compared to $73,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance decreased $14,000, or 13.7%, to $88,000 for the three months ended June 30, 2014, compared to $102,000 for the same period in the prior year. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes increased $10,000, or 4.9%, to $216,000 for the three months ended June 30, 2014 compared to $206,000 for the same period in the prior year. The Corporation’s effective tax rate increased to 19.7% for the second quarter of 2014 from 18.0% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.7% for the quarter ended June 30, 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Months Ended June 30, 2014 and 2013

General. Net income decreased $77,000, or 4.3%, to $1.7 million for the six months ended June 30, 2014 from $1.8 million for the same period in 2013. This decrease was the result of increases in noninterest expense and the provision for loan losses of $720,000 and $50,000, respectively, partially offset by increases in net interest income and noninterest income of $376,000 and $311,000, respectively, and a decrease in the provision for income taxes of $6,000.

Net interest income. Net interest income on a tax equivalent basis increased $371,000, or 4.6%, to $8.5 million for the six months ended June 30, 2014 from $8.1 million for the six months ended June 30, 2013. This increase can be attributed to a decrease in interest expense of $537,000, partially offset by a decrease in tax equivalent interest income of $166,000.

Interest income. Interest income on a tax equivalent basis decreased $166,000, or 1.6%, to $10.0 million for the six months ended June 30, 2014 compared to $10.2 million for the six months ended June 30, 2013. This decrease can be attributed to decreases in interest on loans and securities of $166,000 and $51,000, respectively, partially offset by an increase in interest-earning deposits with banks and interest earned on federal bank stocks of $7,000 and $44,000, respectively.

Tax equivalent interest earned on loans receivable decreased $166,000, or 2.0%, to $8.3 million for the six months ended June 30, 2014 compared to $8.4 million for the six months ended June 30, 2013. This decrease resulted from a 28 basis point decline in the average yield on loans to 4.72% for the six months ended June 30, 2014, versus 5.00% for the same period in 2013. This unfavorable yield variance accounted for a $487,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $13.3 million, or 3.9%, accounting for an increase of $321,000 in loan interest income.

Tax equivalent interest earned on securities decreased $51,000, or 3.0%, to $1.6 million for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013. This decrease resulted from a 14 basis point decline in the average yield on securities to 2.49% for the six months ended June 30, 2014, versus 2.63% for the same period in 2013, due primarily to the sale of higher-yielding securities. This unfavorable yield variance accounted for a $94,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $3.3 million, or 2.6%, accounting for a $43,000 increase in interest income.

Interest expense. Interest expense decreased $537,000, or 26.4%, to $1.5 million for the six months ended June 30, 2014 from $2.0 million for the same period in 2013. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $474,000 and $63,000, respectively.

Interest expense incurred on deposits decreased $474,000, or 28.9%, to $1.2 million for the six months ended June 30, 2014 compared to $1.6 million for the same period in 2013. The average cost of interest-bearing deposits decreased 34 basis points to 0.65% for the six months ended June 30, 2014, compared to 0.99% for the same period in 2013, resulting in a $605,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2013 and the first half of 2014 in the prevailing low interest-rate environment. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $28.7 million, or 8.6%, to $364.2 million for the six months ended June 30, 2014, compared to $335.5 million for the same period in 2013 causing a $131,000 increase in interest expense. Average noninterest bearing deposits increased $7.5 million, or 7.4%, to $110.0 million from $102.5 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $63,000, or 16.1%, to $329,000 for the six months ended June 30, 2014, compared to $392,000 for the same period in the prior year. The average cost of long term borrowed funds decreased 55 basis points to 3.39% for the six months ended June 30, 2014, compared to 3.94% for the same period in 2013, causing a $50,000 decrease in interest expense. This was due primarily to the capitalization of $53,000 of interest during the six months ended June 30, 2014 related to the Cranberry Township banking office construction compared to $10,000 for the same period in the prior year. Additionally, the average balance of long term borrowed funds decreased $3.3 million, or 16.6%, accounting for a $61,000 decrease in interest expense. This resulted from the early repayment of a $5.0 million FHLB long term advance during the first quarter of 2014. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment. Partially offsetting the favorable variance related to long term borrowings, the average balance of short term borrowed funds increased $3.5 million, which caused an $18,000 increase in interest expense. Short-term borrowings at June 30, 2014 included a $2.2 million line of credit balance with a correspondent bank with a rate of 4.25% advanced by the Corporation during the third quarter of 2013 to partially fund the $5.0 million SBLF preferred stock redemption. Additionally, the average cost of short term borrowed funds increased 202 basis points to 2.28% for the six months ended June 30, 2014, compared to 0.26% for the same period in 2013, causing a $30,000 increase in interest expense.

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

(Dollar amounts in thousands)	Six months ended June 30,

	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$334,252	$7,772	4.69%	$322,241	$7,977	4.99%
Loans, tax exempt	19,277	497	5.20%	18,019	458	5.13%
Total loans receivable	353,529	8,269	4.72%	340,260	8,435	5.00%

Securities, taxable	96,417	897	1.88%	89,182	887	2.01%
Securities, tax exempt	35,559	731	4.15%	39,455	792	4.05%
Total securities	131,976	1,628	2.49%	128,637	1,679	2.63%

Interest-earning deposits with banks	24,724	38	0.31%	15,196	31	0.41%
Federal bank stocks	3,126	79	5.10%	2,897	35	2.44%
Total interest-earning cash equivalents	27,850	117	0.85%	18,093	66	0.74%

Total interest-earning assets	513,355	10,014	3.93%	486,990	10,180	4.22%
Cash and due from banks	2,162			1,996
Other noninterest-earning assets	30,914			26,755

Total Assets	$546,431			$515,741

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,199	$186	0.15%	$211,812	$164	0.16%
Time deposits	118,002	983	1.68%	123,698	1,479	2.41%
Total interest-bearing deposits	364,201	1,169	0.65%	335,510	1,643	0.99%

Borrowed funds, short-term	4,298	49	2.28%	822	1	0.26%
Borrowed funds, long-term (1)	16,685	280	3.39%	20,000	391	3.94%
Total borrowed funds	20,983	329	3.16%	20,822	392	3.79%

Total interest-bearing liabilities	385,184	1,498	0.78%	356,332	2,035	1.15%

Noninterest-bearing demand deposits	110,008	-	-	102,467	-	-

Funding and cost of funds	495,192	1,498	0.61%	458,799	2,035	0.89%

Other noninterest-bearing liabilities	4,705			5,142

Total Liabilities	499,897			463,941
Stockholders' Equity	46,534			51,800

Total Liabilities and Stockholders' Equity	$546,431			$515,741

Net interest income		$8,516			$8,145

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.15%			3.07%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.37%

(1)	Interest on long-term borrowed funds for the periods ended June 30, 2014 and 2013 was reduced by $53,000 and $10,000, respectively, related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$321	$(487)	$(166)
Securities	43	(94)	(51)
Interest-earning deposits with banks	16	(9)	7
Federal bank stocks	3	41	44

Total interest-earning assets	383	(549)	(166)

Interest expense:
Interest-bearing deposits	131	(605)	(474)
Borrowed funds, short-term	18	30	48
Borrowed funds, long-term	(61)	(50)	(111)

Total interest-bearing liabilities	88	(625)	(537)

Net interest income	$295	$76	$371

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2014 and 2013 is as follows:

(Dollar amounts in thousands)	At or for the six months ended
	June 30,
	2014	2013
Balance at the beginning of the period	$4,869	$5,350
Provision for loan losses	345	295
Charge-offs	(197)	(1,014)
Recoveries	29	39
Balance at the end of the period	$5,046	$4,670

Non-performing loans	$7,692	$5,329
Non-performing assets	7,712	5,564
Non-performing loans to total loans	2.10%	1.57%
Non-performing assets to total assets	1.32%	1.05%
Allowance for loan losses to total loans	1.38%	1.38%
Allowance for loan losses to non-performing loans	65.60%	87.63%

Nonperforming loans increased $2.4 million to $7.7 million at June 30, 2014 from $5.3 million at June 30, 2013. The increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the quarter ended June 30, 2014. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. This relationship was assigned specific reserves of $385,000 during the quarter ended June 30, 2014. In addition, a $637,000 commercial relationship was placed on nonaccrual status during the quarter ended March 31, 2014, after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at June 30, 2014. The commercial real estate loan and commercial line of credit had specific reserves of $52,000 and $154,000, respectively, at June 30, 2014. Partially offsetting these increases were principal reductions resulting from credit workouts and repayments. Of the $7.7 million in nonperforming loans, $6.9 million were not past due at June 30, 2014. During the six months ended June 30, 2014, nonperforming loans increased $2.6 million, primarily due to the aforementioned loan relationships being put on nonaccrual status during the period.

As of June 30, 2014, the Corporation’s classified and criticized assets amounted to $13.4 million, or 2.3% of total assets, with $11.7 million classified as substandard and $1.7 identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.4% of total assets, with $11.8 million classified as substandard and $930,000 identified as special mention at December 31, 2013. The overall increase in criticized and classified assets was primarily the result of two commercial loan relationships being downgraded to special mention during the six months ended June 30, 2014.

The provision for loan losses increased $50,000, or 17.0%, to $345,000 for the six months ended June 30, 2014 from $295,000 for the same period in the prior year. While the Corporation allocated $600,000 of the allowance for loan losses to the aforementioned loans placed on nonaccrual status and recognized as impaired during the six months ended June 30, 2014, the provision for loan losses only increased marginally as the general reserve pool previously had amounts attributable to these loans and there was a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios.

Noninterest income. Noninterest income increased $311,000, or 15.9%, to $2.3 million for the six months ended June 30, 2014, compared to $2.0 million for the same period in the prior year. This increase resulted from a $474,000 increase in net gains on the sale of securities. During the six months ended June 30, 2014, the Corporation realized securities gains of $658,000 primarily related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated securities gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. During the six months ended June 30, 2013, the Corporation realized securities gains of $184,000 related to the sale of certain mortgage backed securities that were experiencing accelerated prepayments. Partially offsetting this increase related to security gains, commissions on financial services and fees and service charges decreased $117,000 and $55,000, respectively.

Noninterest expense. Noninterest expense increased $720,000, or 10.0%, to $7.9 million for the six months ended June 30, 2014, compared to $7.2 million for the same period in the prior year. This increase in noninterest expense can be attributed primarily to an increase in other noninterest expense of $720,000, primarily related to a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt. Also contributing to the increase in noninterest expense was an increase in premises and equipment of $135,000, primarily related to expenses for two new full-service banking offices opened during 2014. These increases were partially offset by decreases in compensation and employee benefits, intangible asset amortization, professional fees and FDIC expense of $63,000, $31,000, $9,000 and $32,000, respectively.

Compensation and employee benefits expense decreased $63,000, or 1.6%, to $3.8 million for the six months ended June 30, 2014. This decrease can be attributed to a $61,000 decrease in commission expense as the Corporation discontinued providing retail brokerage and other investment services during the third quarter of 2013 and a $42,000 reduction in retirement benefits costs resulting from the 2013 curtailment of the Bank’s pension plan. Payroll taxes also decreased $31,000 primarily from the receipt of a refund from prior year overpayments of state unemployment taxes.

Premise and equipment expense increased $135,000, or 12.6%, to $1.2 million for the six months ended June 30, 2014, compared to $1.1 million for the same period in the prior year. Premise and equipment expense for the first half of 2014 included $83,000 in expenses related to the Bank’s new branch offices in Saint Marys and Cranberry Township, Pennsylvania.

Professional fees decreased $9,000, or 2.5%, to $346,000 for the six months ended June 30, 2014, compared to $355,000 for the same period in the prior year.

The Corporation recognized $113,000 of core deposit intangible amortization expense during the first half of 2014 compared to $145,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquis3ition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance decreased $32,000, or 15.4%, to $176,000 for the six months ended June 30, 2014, compared to $208,000 for the same period in the prior year. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes decreased $6,000, or 1.4%, to $433,000 for the six months ended June 30, 2014 compared to $439,000 for the same period in the prior year. The Corporation’s effective tax rate increased to 20.1% for the first half of 2014 from 19.6% for the same period in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.1% for the six months ended June 30, 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended June 30, 2014, the Corporation used its sources of funds primarily to fund security purchases and loan advances and to repay borrowed funds. As of June 30, 2014, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $52.1 million, and standby letters of credit totaling $188,000.

At June 30, 2014, time deposits amounted to $120.8 million, or 23.5% of the Corporation’s total consolidated deposits, including approximately $43.1 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At June 30, 2014, the Corporation had borrowed funds of $17.2 million consisting of $15.0 million in long-term FHLB advances and a $2.2 million short-term advance on a line of credit with a correspondent bank. At June 30, 2014, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other committments, was $145.3 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2014, the Corporation’s interest-earning assets maturing or repricing within one year totaled $191.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $171.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $19.8 million. At June 30, 2014, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 111.5%.

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

As of June 30, 2014, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 11, 2014	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

