Form 10-Q
period 2014-09-30
EMCLAIRE FINANCIAL CORP
filed 2014-11-10
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock was 1,772,158 at November 10, 2014.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets

As of September 30, 2014 (Unaudited) and December 31, 2013

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2014	2013

Assets

Cash and due from banks	$2,615	$2,485
Interest earning deposits with banks	32,703	14,173
Cash and cash equivalents	35,318	16,658
Securities available for sale	150,321	117,304
Loans receivable, net of allowance for loan losses of $5,130 and $4,869	368,219	352,430
Federal bank stocks, at cost	2,791	3,977
Bank-owned life insurance	10,644	10,401
Accrued interest receivable	1,674	1,466
Premises and equipment, net	14,294	12,310
Goodwill	3,664	3,664
Core deposit intangible, net	798	965
Prepaid expenses and other assets	5,814	6,667

Total Assets	$593,537	$525,842

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$112,732	$104,269
Interest bearing	407,176	327,737
Total deposits	519,908	432,006
Short-term borrowed funds	2,150	24,150
Long-term borrowed funds	15,000	20,000
Accrued interest payable	217	292
Accrued expenses and other liabilities	8,321	4,322

Total Liabilities	545,596	480,770

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,873,175 and 1,870,675 shares issued; 1,771,158 and 1,768,658 shares outstanding, respectively	2,341	2,338
Additional paid-in capital	19,650	19,478
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	25,148	23,650
Accumulated other comprehensive loss	(2,084)	(3,280)

Total Stockholders' Equity	47,941	45,072

Total Liabilities and Stockholders' Equity	$593,537	$525,842

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest and dividend income:
Loans receivable, including fees	$4,140	$4,114	$12,259	$12,411
Securities:
Taxable	521	440	1,417	1,328
Exempt from federal income tax	244	314	763	875
Federal bank stocks	33	18	112	52
Interest earning deposits with banks	30	12	68	44
Total interest and dividend income	4,968	4,898	14,619	14,710

Interest expense:
Deposits	616	662	1,784	2,305
Borrowed funds	174	198	503	590
Total interest expense	790	860	2,287	2,895

Net interest income	4,178	4,038	12,332	11,815
Provision for loan losses	163	143	508	438

Net interest income after provision for loan losses	4,015	3,895	11,824	11,377

Noninterest income:
Fees and service charges	411	428	1,182	1,254
Commissions on financial services	8	48	31	187
Title premiums	16	6	40	55
Net gain on sales of available for sale securities	91	107	748	291
Net gain on sales of loans	-	9	-	9
Earnings on bank-owned life insurance	97	97	289	290
Other	306	307	911	877
Total noninterest income	929	1,002	3,201	2,963

Noninterest expense:
Compensation and employee benefits	1,825	1,847	5,599	5,684
Premises and equipment	634	516	1,837	1,586
Intangible asset amortization	54	67	167	213
Professional fees	142	158	488	513
Federal deposit insurance	90	99	266	307
Other	936	856	3,251	2,447
Total noninterest expense	3,681	3,543	11,608	10,750

Income before provision for income taxes	1,263	1,354	3,417	3,590
Provision for income taxes	241	272	675	711

Net income	1,022	1,082	2,742	2,879
Preferred stock dividends	25	115	75	365

Net income available to common stockholders	$997	$967	$2,667	$2,514

Basic earnings per common share	$0.56	$0.55	$1.51	$1.43
Diluted earnings per common share	0.56	0.54	1.49	1.42

Average common shares outstanding	1,770,821	1,762,810	1,770,128	1,761,972

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

(Dollar amounts in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,022	$1,082	$2,742	$2,879

Other comprehensive income (loss)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	(194)	(800)	2,560	(5,271)
Reclassification adjustment for gains included in net income	(91)	(107)	(748)	(291)
	(285)	(907)	1,812	(5,562)
Tax effect	97	308	(616)	1,891

Net of tax	(188)	(599)	1,196	(3,671)

Comprehensive income (loss)	$834	$483	$3,938	$(792)

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2014	2013

Cash flows from operating activities
Net income	$2,742	$2,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	503
Provision for loan losses	508	438
Amortization of premiums, net	198	152
Amortization of intangible assets and mortgage servicing rights	168	213
Realized gains on sales of available for sale securities, net	(748)	(291)
Net gains on sales of loans	-	(9)
Net (gains) losses on foreclosed real estate	(11)	5
Originations of loans sold	-	(202)
Proceeds from the sale of loans	-	211
Restricted stock and stock option compensation	126	133
Increase in bank-owned life insurance, net	(243)	(247)
Increase in accrued interest receivable	(208)	(74)
Decrease in prepaid expenses and other assets	232	1,159
Decrease in accrued interest payable	(75)	(137)
Increase in accrued expenses and other liabilities	3,999	644
Net cash provided by operating activities	7,319	5,377

Cash flows from investing activities
Loan originations and principal collections, net	(16,619)	(14,733)
Available for sale securities:
Sales	22,462	21,015
Maturities, repayments and calls	10,270	28,767
Purchases	(63,189)	(60,116)
Redemption (purchase) of federal bank stocks	1,186	(822)
Proceeds from the sale of foreclosed real estate	139	167
Write-down of foreclosed real estate	-	19
Additions to premises and equipment	(2,615)	(2,692)
Net cash used in investing activities	(48,366)	(28,395)

Cash flows from financing activities
Net increase in deposits	87,902	(3,017)
Repayments on Federal Home Loan Bank advances	(5,000)	-
Net change in short-term borrowings	(22,000)	26,650
Proceeds from exercise of stock options, including tax benefit	48	20
Dividends paid	(1,243)	(1,423)
Redemption of preferred stock (Series B)	-	(5,000)
Net cash provided by financing activities	59,707	17,230

Increase (decrease) in cash and cash equivalents	18,660	(5,788)
Cash and cash equivalents at beginning of period	16,658	20,424
Cash and cash equivalents at end of period	$35,318	$14,636

Supplemental information:
Interest paid	$2,362	$3,032
Income taxes paid	245	140

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	124	159

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance at beginning of period	$47,457	$49,613	$45,072	$51,725

Net income	1,022	1,082	2,742	2,879

Other comprehensive income (loss)	(188)	(599)	1,196	(3,671)

Stock compensation expense	42	34	126	133

Dividends declared on preferred stock	(25)	(115)	(75)	(365)

Dividends declared on common stock	(390)	(352)	(1,168)	(1,058)

Exercise of stock options, including tax benefit	23	-	48	20

Redemption of preferred stock (5,000 shares, Series B)	-	(5,000)	-	(5,000)

Balance at end of period	$47,941	$44,663	$47,941	$44,663

Common cash dividend per share	$0.22	$0.20	$0.66	$0.60

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate is fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The dividend rate was 2.0% and 5.0%, respectively, for the quarters ended September 30, 2014 and 2013. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings per common share - basic

Net income	$1,022	$1,082	$2,742	$2,879
Less: Preferred stock dividends	25	115	75	365
.
Net income available to common stockholders	$997	$967	$2,667	$2,514

Average common shares outstanding	1,770,821	1,762,810	1,770,128	1,761,972

Basic earnings per common share	$0.56	$0.55	$1.51	$1.43

Earnings per common share - diluted

Net income available to common stockholders	$997	$967	$2,667	$2,514

Average common shares outstanding	1,770,821	1,762,810	1,770,128	1,761,972
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	16,410	13,616	14,709	12,777

Average shares and dilutive potential common shares	1,787,231	1,776,426	1,784,837	1,774,749

Diluted earnings per common share	$0.56	$0.54	$1.49	$1.42

Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	66,000	67,000	67,000	67,000

4.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
September 30, 2014:
U.S. Treasury and federal agency	$3,470	$-	$(39)	$3,431
U.S. government sponsored entities and agencies	35,448	19	(213)	35,254
U.S. agency mortgage-backed securities: residential	37,664	565	-	38,230
U.S. agency collateralized mortgage obligations: residential	38,730	21	(965)	37,785
State and political subdivisions	31,668	688	(152)	32,204
Corporate debt securities	2,006	-	(7)	2,000
Equity securities	2,356	190	-	2,546
	$151,342	$1,482	$(1,376)	$151,449
December 31, 2013:
U.S. Treasury and federal agency	$4,466	$-	$(298)	$4,168
U.S. government sponsored entities and agencies	23,637	-	(745)	22,892
U.S. agency mortgage-backed securities: residential	11,020	341	-	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	2	(2,031)	39,722
State and political subdivisions	36,657	830	(988)	36,499
Corporate debt securities	250	-	(9)	241
Equity securities	2,356	131	(66)	2,421
	$120,137	$1,304	$(4,137)	$117,304

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$55	$56
Due after one year through five years	42,026	41,871
Due after five through ten years	27,992	28,191
Due after ten years	2,519	2,453
Mortgage-backed securities: residential	37,664	37,892
Collateralized mortgage obligations: residential	38,730	37,314
	$148,986	$147,777

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2014:
U.S. Treasury and federal agency	$-	$-	$3,338	$(132)	$3,338	$(132)
U.S. government sponsored entities and agencies	15,396	(64)	18,698	(292)	34,094	(356)
U.S. agency mortgage-backed securities: residential	7,534	(58)	-	-	7,534	(58)
U.S. agency collateralized mortgage obligations: residential	2,740	(31)	34,574	(1,385)	37,314	(1,416)
State and political subdivisions	559	(1)	11,030	(207)	11,589	(208)
Corporate debt securities	1,993	(13)	-	-	1,993	(13)
	$28,222	$(167)	$67,640	$(2,016)	$95,862	$(2,183)

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$(298)	$-	$-	$4,168	$(298)
U.S. government sponsored entities and agencies	22,891	(745)	-	-	22,891	(745)
U.S. agency mortgage-backed securities: residential	33,805	(1,729)	4,982	(302)	38,787	(2,031)
State and political subdivisions	13,262	(988)	-	-	13,262	(988)
Corporate debt securities	242	(9)	-	-	242	(9)
Equity securities	1,142	(66)	-	-	1,142	(66)
	$75,510	$(3,835)	$4,982	$(302)	$80,492	$(4,137)

Gains on sales of available for sale securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Proceeds	$903	$17,701	$22,462	$21,015
Gains	91	107	748	291
Tax provision related to gains	31	36	254	99

4.	Securities (continued)

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

There were no equity securities in an unrealized loss position as of September 30, 2014. There were 111 debt securities in an unrealized loss position as of September 30, 2014, of which 83 were in an unrealized loss position for more than 12 months. Of these 111 securities, 6 were U.S. Treasury securities, 28 were U.S. government sponsored entity and agency securities, 5 were U.S. agency mortgage-backed securities, 27 were U.S agency collateralized mortgage obligations, 41 were state and political subdivision securities and 4 were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2014 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2014	2013

Mortgage loans on real estate:
Residential first mortgages	$105,647	$105,541
Home equity loans and lines of credit	88,515	87,928
Commercial real estate	109,517	101,499
	303,679	294,968
Other loans:
Commercial business	60,507	53,214
Consumer	9,163	9,117
	69,670	62,331

Total loans, gross	373,349	357,299
Less allowance for loan losses	5,130	4,869
Total loans, net	$368,219	$352,430

During the three months ended September 30, 2014, the Corporation purchased four syndicated national credits (SNCs) each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $15,000 and other costs totaling $11,000 which are being amortized over the lives of the loans. The SNCs are recorded as commercial business loans and are collateralized by all business assets of the individual borrowers. These credits have been assigned allowance for loan losses equal to 125% of the Corporation’s normal allowance allocation for commercial business loans until sufficient historical performance data can be collected and analyzed.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014:

(Dollar amounts in thousands)

	Impaired Loans with Specific Allowance

				For the three months
	As of September 30, 2014			ended September 30, 2014
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$171	$171	$28	$172	$1	$1
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,681	2,740	223	2,724	3	-
Commercial business	2,372	2,372	445	2,291	-	-
Consumer	-	-	-	-	-	-

Total	$6,224	$5,283	$696	$5,187	$4	$1

	For the nine months
	ended September 30, 2014
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$126	$10	$10
Home equity and lines of credit	-	-	-
Commercial real estate	2,673	16	-
Commercial business	1,250	53	-
Consumer	-	-	-

Total	$4,049	$79	$10

	Impaired Loans with No Specific Allowance

			For the three months
	As of September 30, 2014		ended September 30, 2014
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$116	$116	$117	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,269	870	980	-	-
Commercial business	52	52	240	-	-
Consumer	1,348	1,348	1,348	-	-

Total	$2,785	$2,386	$2,685	$-	$-

	For the nine months
	ended September 30, 2014
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$64	$2	$-
Home equity and lines of credit	-	-	-
Commercial real estate	835	14	3
Commercial business	300	1	1
Consumer	1,348	-	-

Total	$2,547	$17	$4

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2014 and December 31, 2013, the Corporation had $6.9 million and $2.5 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At September 30, 2014 and December 31, 2013, the Corporation had $511,000 and $56,000 of the allowance for loan losses allocated to these specific loans. At September 30, 2013, the Corporation had $2.1 million of loans classified as TDRs with $56,000 of the allowance for loan losses allocated to these specific loans.

During the nine month period ended September 30, 2014, the Corporation modified eleven loans to be identified as TDRs. One commercial relationship consisting of eight loans totaling $2.4 million was modified as the Corporation granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these eight loans included reduced monthly payments through the notes’ maturities. An additional commercial real estate relationship consisting of two loans totaling $2.1 million was modified as the Corporation granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. Because these loans were previously impaired with specific reserves allocated to them, there was no impact to the provision for loan losses for the nine month period ended September 30, 2014 as a result of the modifications. During the three month period ended September 30, 2014, the Corporation did not modify any loans as TDRs.

During the nine month period ended September 30, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term. During the three month period ended September 30, 2013, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine month periods ended September 30, 2014, there were defaults on four loans classified as TDRs which totaled $1.8 million at September 30, 2014. Of these, two loans totaling $344,000 were not past due, one loan for $81,000 was 30-59 days delinquent and one loan for $1.3 million was over 90 days past due at September 30, 2014. During the three and nine month periods ended September 30, 2013, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

Septembert 30, 2014:
Residential first mortgages	$104,970	$-	$-	$677	$-	$105,647
Home equity and lines of credit	88,216	-	-	299	-	88,515
Commercial real estate	-	102,482	525	6,510	-	109,517
Commercial business	-	55,739	1,544	3,224	-	60,507
Consumer	7,815	-	-	1,348	-	9,163

Total	$201,001	$158,221	$2,069	$12,058	$-	$373,349

December 31, 2013:
Residential first mortgages	$104,983	$-	$-	$558	$-	$105,541
Home equity and lines of credit	87,868	-	-	60	-	87,928
Commercial real estate	-	93,973	256	7,270	-	101,499
Commercial business	-	50,008	674	2,532	-	53,214
Consumer	7,769	-	-	1,348	-	9,117

Total	$200,620	$143,981	$930	$11,768	$-	$357,299

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

September 30, 2014:
Residential first mortgages	$103,184	$1,403	$267	$122	$671	$105,647
Home equity and lines of credit	87,795	292	129	28	271	88,515
Commercial real estate	106,266	82	-	-	3,169	109,517
Commercial business	58,154	26	203	-	2,124	60,507
Consumer	7,741	64	10	-	1,348	9,163

Total loans	$363,140	$1,867	$609	$150	$7,583	$373,349

December 31, 2013:
Residential first mortgages	$103,821	$884	$278	$38	$520	$105,541
Home equity and lines of credit	87,302	394	172	-	60	87,928
Commercial real estate	98,095	516	22	-	2,866	101,499
Commercial business	52,581	258	-	24	351	53,214
Consumer	7,682	61	26	-	1,348	9,117

Total loans	$349,481	$2,113	$498	$62	$5,145	$357,299

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2014:
Residential first mortgages	$286	$80	$-	$305	$671
Home equity and lines of credit	-	-	-	271	271
Commercial real estate	2,932	-	-	237	3,169
Commercial business	2,086	-	-	38	2,124
Consumer	-	-	-	1,348	1,348

Total loans	$5,304	$80	$-	$2,199	$7,583

December 31, 2013:
Residential first mortgages	$88	$-	$82	$350	$520
Home equity and lines of credit	-	-	-	60	60
Commercial real estate	412	2,148	-	306	2,866
Commercial business	65	-	-	286	351
Consumer	1,348	-	-	-	1,348

Total loans	$1,913	$2,148	$82	$1,002	$5,145

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2014:
Allowance for loan losses:
Beginning Balance	$917	$468	$2,375	$1,233	$53	$5,046
Charge-offs	(38)	(30)	-	-	(24)	(92)
Recoveries	-	-	4	-	9	13
Provision	62	101	(11)	(3)	14	163

Ending Balance	$941	$539	$2,368	$1,230	$52	$5,130

Nine months ended September 30, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(135)	(44)	(2)	(17)	(91)	(289)
Recoveries	-	-	13	7	22	42
Provision	153	(42)	(93)	418	72	508

Ending Balance	$941	$539	$2,368	$1,230	$52	$5,130

At September 30, 2014:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	28	-	223	445	-	696
Collectively evaluated for impairment	913	539	2,145	785	52	4,434

Total loans:
Individually evaluated for impairment	287	-	3,610	2,424	1,348	7,669
Collectively evaluated for impairment	105,360	88,515	105,907	58,083	7,815	365,680

At December 31, 2013:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	181	-	-	202
Collectively evaluated for impairment	902	625	2,269	822	49	4,667

Total loans:
Individually evaluated for impairment	102	-	3,196	336	1,348	4,982
Collectively evaluated for impairment	105,439	87,928	98,303	52,878	7,769	352,317

Three months ended September 30, 2013:
Allowance for loan losses:
Beginning Balance	$772	$621	$2,547	$677	$53	$4,670
Charge-offs	(9)	(8)	-	-	(16)	(33)
Recoveries	-	-	2	-	5	7
Provision	87	1	(110)	154	11	143

Ending Balance	$850	$614	$2,439	$831	$53	$4,787

Nine months ended September 30, 2013:
Allowance for loan losses:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(26)	(8)	(941)	-	(72)	(1,047)
Recoveries	1	-	6	-	39	46
Provision	47	(108)	284	195	20	438

Ending Balance	$850	$614	$2,439	$831	$53	$4,787

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

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,229	4,027	3,062

Total	$7,691	$3,229	$7,691	$3,062

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2013 or in the first nine months of 2014. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2014, the Corporation recorded intangible amortization expense totaling $54,000 and $167,000, respectively, compared to $67,000 and $213,000, respectively, for the same periods in 2013.

7.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 88,433 shares of restricted stock and 88,433 stock options remain available for issuance under the 2014 Plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock, of which 6,013 shares of restricted stock and 45,283 stock options remain available for issuance under the 2007 Plan.

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

A summary of option activity under the Plans as of September 30, 2014, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2014	79,250	$24.97	$-	3.8
Granted	-	-	-	-
Exercised	(2,500)	19.30	15,340	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2014	76,750	$25.16	$59,205	3.0

Exercisable as of September 30, 2014	76,250	$25.22	$54,005	3.0

7.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested option shares as of September 30, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Options	Grant-date Fair Value

Nonvested at January 1, 2014	500	$1.44
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2014	500	$1.44

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2014	25,800	$20.11
Granted	-	-
Vested	-	-
Forfeited	100	25.50
Nonvested as of September 30, 2014	25,700	$20.08

For the three and nine month periods ended September 30, 2014, the Corporation recognized $42,000 and $126,000, respectively, in stock compensation expense, compared to $34,000 and $133,000, respectively, for the same periods in 2013. As of September 30, 2014, there was $224,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.	Employee Benefit Plans

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributory basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants.

The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participants prior to the date of the freeze. The Corporation recorded a benefit associated with plan of $15,000 and $45,000, respectively, for the three and nine month periods ended September 30, 2014, compared to an expense of $2,000 and $5,000, respectively, for the three and nine month periods ended September 30, 2013.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2014, the fair value of impaired loans consists of loan balances of $2.7 million, net of a valuation allowance of $490,000, compared to loan balances of $2.5 million, net of a valuation allowance of $181,000, at December 31, 2013. There was $41,000 and $707,000 of additional provision for loan losses recorded for impaired loans during the three and nine month period ended September 30, 2014, respectively. There was no additional provision for loan losses and $21,000 of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2013, respectively.

9.	Fair Value (continued)

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. At September 30, 2014, the Corporation had no OREO measured at fair value. As of December 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $80,000, which was made up of the outstanding balance of $104,000 and write-downs of $24,000. There was no expense recorded during the three and nine months ended September 30, 2014 associated with the write-down of OREO, compared to $0 and $19,000 for the same periods in 2013.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2014:
U.S. Treasury and federal agency	$3,431	$3,431	$-	$-
U.S. government sponsored entities and agencies	35,254	-	35,254	-
Mortgage-backed securities: residential	38,230	-	38,230	-
Collateralized mortgage obligations: residential	37,785	-	37,785	-
State and political subdivision	32,204	-	32,204	-
Corporate debt securities	2,000	-	2,000	-
Equity securities	2,546	1,893	-	653
	$151,449	$5,324	$145,472	$653

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$4,168	$-	$-
U.S. government sponsored entities and agencies	22,892	-	22,892	-
U.S. agency mortgage-backed securities: residential	11,361	-	11,361	-
U.S. agency collateralized mortgage obligations: residential	39,722	-	39,722	-
State and political subdivisions	36,499	-	36,499	-
Corporate debt securities	241	241	-	-
Equity securities	2,421	1,768	-	653
	$117,304	$6,177	$110,474	$653

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2014 and 2013:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$653	$653	$653	$653
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$653	$653	$653	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2014:
Impaired commercial real estate loans	$557	$-	$-	$557
Impaired commercial business loans	1,662	-	-	1,662

	$2,219	$-	$-	$2,219

December 31, 2013:
Impaired commercial real estate loans	$2,340	$-	$-	$2,340
Other residential real estate owned	80	-	-	80

	$2,420	$-	$-	$2,420

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range

September 30, 2014:
Impaired commercial real estate loans	$557	Sales comparison approach/	Adjustment for differences	10%
		Contractual provision of USDA loan	between comparable sales
Impaired commercial business loans	1,662	Liquidation value of business assets	Adjustment for differences	41% - 78%
			between comparable business assets

December 31, 2013:
Impaired commercial real estate loans	2,340	Sales comparison approach/	Adjustment for differences	0% - 10%
		Contractual provision of USDA loan	between comparable sales
Other residential real estate owned	80	Sales comparison approach	Adjustment for differences	10%
			between comparable sales

The two tables above exclude two impaired residential mortgage loans totaling $144,000, two impaired commercial real estate loans totaling $2.0 million and a $265,000 commercial business loan classified as TDRs which were measured at fair value using a discounted cash flow methodology at September 30, 2014.

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with balances of $344,000 and $350,000 as of September 30, 2014 and December 31, 2013, respectively. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired loans as of September 30, 2014 and December 31, 2013 was 37.9% and 1.5%, respectively.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

September 30, 2014:
Financial Assets:
Cash and cash equivalents	$35,318	$35,318	$35,318	$-	$-
Securities available for sale	150,321	151,449	5,324	145,472	653
Loans, net	368,219	371,817	-	-	371,817
Federal bank stock	2,791	N/A	N/A	N/A	N/A
Accrued interest receivable	1,674	1,674	46	498	1,130
	558,323	560,258	40,688	145,970	373,600
Financial Liabilities:
Deposits	519,908	521,578	398,302	123,276	-
Borrowed funds	17,150	18,130	-	18,130	-
Accrued interest payable	217	217	7	210	-
	537,275	539,925	398,309	141,616	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2013:
Financial Assets:
Cash and cash equivalents	$16,658	$16,658	$16,658	$-	$-
Securities available for sale	117,304	117,304	5,936	110,715	653
Loans, net	352,430	356,123	-	-	356,123
Federal bank stock	3,977	N/A	N/A	N/A	N/A
Accrued interest receivable	1,466	1,466	34	430	1,002
	491,835	491,551	22,628	111,145	357,778
Financial Liabilities:
Deposits	432,006	434,552	325,983	108,569	-
Borrowed funds	44,150	45,241	-	45,241	-
Accrued interest payable	292	292	5	287	-
	476,448	480,085	325,988	154,097	-

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at July 1, 2014	$(486)	$(1,410)	$(1,896)

Other comprehensive loss before reclassification	(128)	-	(128)
Amounts reclassified from accumulated other comprehensive income	(60)	-	(60)
Net current period other comprehensive loss	(188)	-	(188)

Accumulated Other Comprehensive Loss at September 30, 2014	$(674)	$(1,410)	$(2,084)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$91	Gain on sale of securities
	(31)	Tax expense
Total reclassifications for the period	$60	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at July 1, 2013	$(707)	$(1,795)	$(2,502)

Other comprehensive loss before reclassification	(528)	-	(528)
Amounts reclassified from accumulated other comprehensive income	(71)	-	(71)
Net current period other comprehensive loss	(599)	-	(599)

Accumulated Other Comprehensive Loss at September 30, 2013	$(1,306)	$(1,795)	$(3,101)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$107	Gain on sale of securities
	(36)	Tax expense
Total reclassifications for the period	$71	Net of tax

10.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	1,690	-	1,690
Amounts reclassified from accumulated other comprehensive income	(494)	-	(494)
Net current period other comprehensive income	1,196	-	1,196

Accumulated Other Comprehensive Loss at September 30, 2014	$(674)	$(1,410)	$(2,084)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended September 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$748	Gain on sale of securities
	(254)	Tax expense
Total reclassifications for the period	$494	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570

Other comprehensive loss before reclassification	(3,479)	-	(3,479)
Amounts reclassified from accumulated other comprehensive income	(192)	-	(192)
Net current period other comprehensive loss	(3,671)	-	(3,671)

Accumulated Other Comprehensive Loss at September 30, 2013	$(1,306)	$(1,795)	$(3,101)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2013	Income is Presented

Unrealized gains and losses on available-for-sale securities	$291	Gain on sale of securities
	(99)	Tax expense
Total reclassifications for the period	$192	Net of tax

11.	New Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and nine months ended September 30, 2014, compared to the same periods in 2013 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 26 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $67.7 million, or 12.9%, to $593.5 million at September 30, 2014 from $525.8 million at December 31, 2013. This increase resulted primarily from increases in cash and equivalents, securities and loans receivable of $18.7 million, $33.0 million and $15.8 million, respectively, which was funded by an $87.9 million increase in customer deposits. This deposit increase also funded a $27.0 million decrease in borrowed funds. The increase in loans receivable includes four $1.0 million syndicated national credits purchased during the three months ended September 30, 2014.

Total liabilities increased $64.8 million, or 13.5%, to $545.6 million at September 30, 2014 from $480.8 million at December 31, 2013, resulting primarily from an $87.9 million increase in customer deposits, partially offset by a $27.0 million decrease in borrowed funds. Deposit growth consisted of an $8.5 million, or 8.1% increase in noninterest bearing deposits and a $79.4 million or 24.2%, increase in interest bearing deposits. The decrease in borrowed funds resulted from the repayment of a $5.0 million FHLB long term advance and $22.0 million of FHLB short term advances utilized to fund normal operating fluctuations. Additionally, accrued expenses and other liabilities increased $4.0 million, or 92.5%, to $8.3 million at September 30, 2014 from $4.3 million at December 31, 2013, resulting from the delayed settlement of the aforementioned syndicated national credits. Under the terms of the loan agreements, the loans transferred ownership to the Corporation during September 2014; however, the Corporation will not remit the payment for the loans until the administrative agent completes their due diligence processes.

Stockholders’ equity increased $2.9 million to $47.9 million at September 30, 2014 from $45.1 million at December 31, 2013. Book value and tangible book value per common share were $24.24 and $21.73, respectively, at September 30, 2014, compared to $22.66 and $20.04, respectively, at December 31, 2013.

At September 30, 2014, the Bank was considered “well-capitalized” under regulatory guidelines with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.76%, 13.53% and 14.79%, respectively, compared to 8.58%, 14.08% and 15.34%, respectively, at December 31, 2013.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2014 and 2013

General. Net income decreased $60,000, or 5.5%, to $1.0 million for the three months ended September 30, 2014 from $1.1 million for the same period in 2013. This decrease was the result of a decrease in noninterest income of $73,000 and increases in noninterest expense and the provision for loan losses of $138,000 and $20,000, respectively, partially offset by an increase in net interest income of $140,000 and a decrease in the provision for income taxes of $31,000. Net income available to common stockholders increased $30,000, or 3.1%, to $997,000 for the three months ended September 30, 2014 from $967,000 for the same period in the prior year following a $90,000 decrease in preferred stock dividends.

Net interest income. Net interest income on a tax equivalent basis increased $137,000, or 3.2%, to $4.4 million for the three months ended September 30, 2014 from $4.2 million for the three months ended September 30, 2013. This increase can be attributed to an increase in tax equivalent interest income of $67,000 and a decrease in interest expense of $70,000.

Interest income. Interest income on a tax equivalent basis increased $67,000, or 1.3%, to $5.2 million for the three months ended September 30, 2014 from $5.1 million for the same period in 2013. This increase can be attributed to increases in interest on loans, interest earned on interest-earning deposits with banks and dividends on federal bank stocks of $51,000, $18,000 and $15,000, respectively, partially offset by a decrease in interest on securities of $17,000.

Tax equivalent interest earned on loans receivable increased $51,000, or 1.2%, to $4.2 million for the three months ended September 30, 2014 and for the same period in 2013. This increase resulted from a $24.7 million, or 7.2% increase in average loans, accounting for an increase of $293,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 27 basis points to 4.58% for the three months ended September 30, 2014, versus 4.85% for the same period in 2013. This unfavorable yield variance accounted for a $242,000 decrease in interest income.

Interest earned on deposits with banks increased $18,000 to $30,000 for the three months ended September 30, 2014 compared to $12,000 for the three months ended September 30, 2013. The average balance of interest-earning deposits increased $38.3 million, causing a $27,000 increase in interest income. Partially offsetting this favorable variance, the average yield on these accounts decreased 25 basis points, causing a $9,000 decrease in interest income.

Dividends on federal bank stocks increased $15,000 to $33,000 for the three months ended September 30, 2014 from $18,000 for the same period in 2013. This increased resulted from a 269 basis point increase in the average yield on federal bank stocks to 4.69% for the three months ended September 30, 2014, compared to 2.00% for the same period in 2013. The increase in the yield was the result of an increase in the FHLB’s dividend rate to 4.0% for the quarter ended September 30, 2014, compared to 1.0% for the same period in 2013.

Tax equivalent interest earned on securities decreased $17,000, or 1.9%, to $865,000 for the three months ended September 30, 2014 compared to $882,000 for the three months ended September 30, 2013. This decrease resulted from a 22 basis point decline in the average yield on securities to 2.31% for the three months ended September 30, 2014, versus 2.53% for the same period in 2013. This unfavorable yield variance accounted for a $78,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $9.9 million, or 7.2%, accounting for a $61,000 increase in interest income.

Interest expense. Interest expense decreased $70,000, or 8.1%, to $790,000 for the three months ended September 30, 2014 from $860,000 for the same period in 2013. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $46,000 and $24,000, respectively.

Interest expense incurred on deposits decreased $46,000, or 6.9%, to $616,000 for the three months ended September 30, 2014 compared to $662,000 for the same period in 2013. The average cost of interest-bearing deposits decreased 20 basis points to 0.59% for the three months ended September 30, 2014, compared to 0.79% for the same period in 2013, resulting in a $188,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2013 and the first nine months of 2014 in the prevailing low interest-rate environment. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $81.6 million, or 24.5%, to $414.0 million for the three months ended September 30, 2014, compared to $332.4 million for the same period in 2013 causing a $142,000 increase in interest expense. Average noninterest bearing deposits increased $10.7 million, or 10.2%, to $115.5 million from $104.8 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $24,000, or 12.1%, to $174,000 for the three months ended September 30, 2014, compared to $198,000 for the same period in the prior year. The average balance of long term borrowed funds decreased $5.0 million, or 25.0%, accounting for a $49,000 decrease in interest expense. This resulted from the early repayment of a $5.0 million FHLB long term advance during the first quarter of 2014. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment. Partially offsetting the favorable volume variance, the average cost of long term borrowed funds increased 31 basis points to 3.98% for the three months ended September 30, 2014, compared to 3.67% for the same period in 2013, causing a $15,000 increase in interest expense. This was due primarily to no capitalization of interest during the quarter ended September 30, 2014 compared to the capitalization of $19,000 of interest related to the Cranberry Township banking office construction for the same period in 2013. Partially offsetting the favorable variance related to long term borrowings, the average cost of short term borrowed funds increased 396 basis points, which caused a $30,000 increase in interest expense. Partially offsetting the unfavorable rate variance, the average balance of short term borrowed funds decreased $12.4 million, accounting for a $20,000 decrease in interest expense. Short-term borrowings at September 30, 2014 included a $2.2 million line of credit balance with a correspondent bank with a rate of 4.25%. The Corporation advanced $2.2 million on this line of credit during the third quarter of 2013 and utilized the proceeds to partially fund the $5.0 million SBLF preferred stock redemption.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$340,810	$3,913	4.56%	$323,605	$3,946	4.84%
Loans, tax exempt	26,088	324	4.93%	18,567	240	5.12%
Total loans receivable	366,898	4,237	4.58%	342,172	4,186	4.85%

Securities, taxable	114,147	521	1.81%	94,579	440	1.85%
Securities, tax exempt	34,156	344	3.99%	43,822	442	4.00%
Total securities	148,303	865	2.31%	138,401	882	2.53%

Interest-earning deposits with banks	47,867	30	0.25%	9,559	12	0.50%
Federal bank stocks	2,791	33	4.69%	3,571	18	2.00%
Total interest-earning cash equivalents	50,658	63	0.49%	13,130	30	0.91%

Total interest-earning assets	565,859	5,165	3.62%	493,703	5,098	4.10%
Cash and due from banks	2,403			2,076
Other noninterest-earning assets	31,505			29,890

Total Assets	$599,767			$525,669

Interest-bearing liabilities:
Interest-bearing demand deposits	$292,847	$120	0.16%	$221,695	$94	0.17%
Time deposits	121,144	496	1.62%	110,697	568	2.03%
Total interest-bearing deposits	413,991	616	0.59%	332,392	662	0.79%

Borrowed funds, short-term	2,150	23	4.31%	14,557	13	0.35%
Borrowed funds, long-term (1)	15,000	151	3.98%	20,000	185	3.67%
Total borrowed funds	17,150	174	4.02%	34,557	198	2.27%

Total interest-bearing liabilities	431,141	790	0.73%	366,949	860	0.93%

Noninterest-bearing demand deposits	115,485	-	-	104,795	-	-

Funding and cost of funds	546,626	790	0.57%	471,744	860	0.72%

Other noninterest-bearing liabilities	5,415			5,425

Total Liabilities	552,041			477,169
Stockholders' Equity	47,726			48,500

Total Liabilities and Stockholders' Equity	$599,767			$525,669

Net interest income		$4,375			$4,238

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.89%			3.17%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.07%			3.41%

(1)	Interest on long-term borrowed funds for the quarterly period ended September 30, 2013 was reduced by $19,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$293	$(242)	$51
Securities	61	(78)	(17)
Interest-earning deposits with banks	27	(9)	18
Federal bank stocks	(5)	20	15

Total interest-earning assets	376	(309)	67

Interest expense:
Interest-bearing deposits	142	(188)	(46)
Borrowed funds, short-term	(20)	30	10
Borrowed funds, long-term	(49)	15	(34)

Total interest-bearing liabilities	73	(143)	(70)

Net interest income	$303	$(166)	$137

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2014 and 2013 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2014	2013
Balance at the beginning of the period	$5,046	$4,670
Provision for loan losses	163	143
Charge-offs	(92)	(33)
Recoveries	13	7
Balance at the end of the period	$5,130	$4,787

Nonperforming loans	$7,733	$5,310
Nonperforming assets	7,837	5,458
Nonperforming loans to total loans	2.07%	1.51%
Nonperforming assets to total assets	1.32%	1.04%
Allowance for loan losses to total loans	1.37%	1.36%
Allowance for loan losses to non-performing loans	66.34%	90.14%

Nonperforming loans increased $2.4 million to $7.7 million at September 30, 2014 from $5.3 million at September 30, 2013. The increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the quarter ended June 30, 2014 due to the borrower’s inadequate cash flow, working capital and liquidity sources. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. The loans are secured by commercial real estate, residential real estate, equipment, accounts receivable and inventory. This relationship had specific reserves of $271,000 at September 30, 2014. In addition, a $637,000 commercial relationship was placed on nonaccrual status during the quarter ended March 31, 2014, after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at September 30, 2014. The commercial real estate loan and commercial line of credit had specific reserves of $45,000 and $140,000, respectively, at September 30, 2014. Partially offsetting these increases were principal reductions of $242,000 resulting from credit workouts and repayments. Of the $7.7 million in nonperforming loans, $5.3 million were not past due at September 30, 2014. At September 30, 2014, nonperforming loans remained unchanged at $7.7 million, compared to the same level recorded at June 30, 2014.

As of September 30, 2014, the Corporation’s classified and criticized assets amounted to $14.1 million, or 2.4% of total assets, with $12.1 million classified as substandard and $2.1 identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.4% of total assets, with $11.8 million classified as substandard and $930,000 identified as special mention at December 31, 2013. The $1.4 million increase in criticized and classified assets was primarily the result of two commercial loan relationships being downgraded to special mention during the quarter ended March 31, 2014.

The provision for loan losses increased $20,000, or 14.0%, to $163,000 for the three months ended September 30, 2014 from $143,000 for the same period in the prior year. While the Corporation’s average loan balances increased $24.7 million for the three months ended September 30, 2014 compared to the same period in the prior year, the provision for loan losses only increased marginally due a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios.

Noninterest income. Noninterest income decreased $73,000, or 7.3%, to $929,000 for the three months ended September 30, 2014, compared to $1.0 million for the same period in the prior year. This decrease resulted from decreases in commissions on financial services, fees and service charges and net gains on the sale of securities of $40,000, $17,000 and $16,000, respectively. The decrease in commissions of financial services relates to the Corporation discontinuing retail brokerage and other investment services during the third quarter of 2013.

Noninterest expense. Noninterest expense increased $138,000, or 3.9%, to $3.7 million for the three months ended September 30, 2014, compared to $3.5 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in premises and equipment and other noninterest expense of $118,000 and $80,000, respectively, partially offset by decreases in compensation and employee benefits, professional fees, intangible asset amortization and FDIC expense of $22,000, $16,000, $13,000 and $9,000, respectively. Noninterest expense for the third quarter of 2014 included $175,000 related to the Bank’s new full-service branch banking offices in Cranberry Township, Pennsylvania and Saint Marys, Pennsylvania, which opened in May 2014 and October 2013, respectively. Excluding these new expenses, noninterest expense decreased $37,000, or 1.0%.

Compensation and employee benefits expense decreased $22,000, or 1.2%, to $1.8 million for the three months ended September 30, 2014 compared to the same period in the prior year. This decrease can be attributed to a $15,000 reduction in retirement benefits costs resulting from the 2013 curtailment of the Bank’s pension plan, a $14,000 decrease in commission expense as the Corporation discontinued providing retail brokerage and other investment services during the third quarter of 2013, and a $20,000 reduction in retirement benefits costs resulting from the 2013 curtailment of the Bank’s pension plan.

Premise and equipment expense increased $118,000, or 22.9%, to $634,000 for the three months ended September 30, 2014 compared to $516,000 for the same period in the prior year. Premise and equipment expense for the third quarter of 2014 included $69,000 in operating expenses related to the Bank’s new full-service branch banking offices in Cranberry Township, Pennsylvania and Saint Marys, Pennsylvania.

Professional fees decreased $16,000, or 10.1%, to $142,000 for the three months ended September 30, 2014 compared to $158,000 for the same period in the prior year.

The Corporation recognized $54,000 of core deposit intangible amortization expense during the third quarter of 2014 compared to $67,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance decreased $9,000, or 9.1%, to $90,000 for the three months ended September 30, 2014 compared to $99,000 for the same period in the prior year. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate.

Other noninterest expense increased $80,000, or 9.3%, to $936,000 for the three months ended September 30, 2014 compared to $856,000 for the same period in the prior year. Other noninterest expense for the third quarter of 2014 included $33,000 in operating expenses related to the Bank’s new branch offices in Cranberry Township, Pennsylvania and Saint Marys, Pennsylvania.

Provision for income taxes. The provision for income taxes decreased $31,000, or 11.4%, to $241,000 for the three months ended September 30, 2014 compared to $272,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 19.1% for the third quarter of 2014 from 20.1% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.1% for the quarter ended September 30, 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine months Ended September 30, 2014 and 2013

General. Net income decreased $137,000, or 4.8%, to $2.7 million for the nine months ended September 30, 2014 from $2.9 million for the same period in 2013. This decrease was the result of increases in noninterest expense and the provision for loan losses of $858,000 and $70,000, respectively, partially offset by increases in net interest income and noninterest income of $517,000 and $238,000, respectively, and a decrease in the provision for income taxes of $36,000.

Net interest income. Net interest income on a tax equivalent basis increased $510,000, or 4.1%, to $12.9 million for the nine months ended September 30, 2014 from $12.4 million for the nine months ended September 30, 2013. This increase can be attributed to a decrease in interest expense of $608,000, partially offset by a decrease in tax equivalent interest income of $98,000.

Interest income. Interest income on a tax equivalent basis decreased $98,000 to $15.2 million for the nine months ended September 30, 2014 compared to $15.3 million for the nine months ended September 30, 2013. This decrease can be attributed to decreases in interest on loans and securities of $115,000 and $67,000, respectively, partially offset by an increase in interest-earning deposits with banks and interest earned on federal bank stocks of $24,000 and $60,000, respectively.

Tax equivalent interest earned on loans receivable decreased $115,000 to $12.5 million for the nine months ended September 30, 2014 compared to $12.6 million for the nine months ended September 30, 2013. This decrease resulted from a 28 basis point decline in the average yield on loans to 4.67% for the nine months ended September 30, 2014 versus 4.95% for the same period in 2013. This unfavorable yield variance accounted for a $733,000 decrease in interest income. Partially offsetting this unfavorable yield variance, average loans increased $17.1 million, or 5.0%, accounting for an increase of $618,000 in loan interest income.

Tax equivalent interest earned on securities decreased $67,000, or 2.6%, to $2.5 million for the nine months ended September 30, 2014 compared to $2.6 million for the nine months ended September 30, 2013. This decrease resulted from a 16 basis point decline in the average yield on securities to 2.43% for the nine months ended September 30, 2014 versus 2.59% for the same period in 2013, due primarily to the sale of higher-yielding securities in a strategy designed to redeem a $5.0 million higher cost FHLB long term advance. This unfavorable yield variance accounted for a $171,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $5.5 million, or 4.2%, accounting for a $104,000 increase in interest income.

Interest expense. Interest expense decreased $608,000, or 21.0%, to $2.3 million for the nine months ended September 30, 2014 from $2.9 million for the same period in 2013. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits and borrowed funds of $521,000 and $87,000, respectively.

Interest expense incurred on deposits decreased $521,000, or 22.6%, to $1.8 million for the nine months ended September 30, 2014 compared to $2.3 million for the same period in 2013. The average cost of interest-bearing deposits decreased 29 basis points to 0.63% for the nine months ended September 30, 2014, compared to 0.92% for the same period in 2013, resulting in an $810,000 decrease in interest expense. This decrease in the cost of deposits was primarily due to deposits repricing during 2013 and the first nine months of 2014 in the prevailing low interest-rate environment. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $46.5 million, or 13.9%, to $381.0 million for the nine months ended September 30, 2014, compared to $334.5 million for the same period in 2013 causing a $289,000 increase in interest expense. Average noninterest bearing deposits increased $8.6 million, or 8.3%, to $111.9 million from $103.3 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $87,000, or 14.7%, to $503,000 for the nine months ended September 30, 2014 compared to $590,000 for the same period in the prior year. The average balance of long term borrowed funds decreased $3.9 million, or 19.4%, accounting for a $106,000 decrease in interest expense. This resulted from the early repayment of a $5.0 million FHLB long term advance during the first quarter of 2014. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment which was fully offset with gains from the sale of securities. Additionally, the average cost of long term borrowed funds decreased 27 basis points to 3.58% for the nine months ended September 30, 2014 compared to 3.85% for the same period in 2013, causing a $39,000 decrease in interest expense. This was due primarily to the capitalization of $53,000 of interest during the nine months ended September 30, 2014 related to the Cranberry Township banking office construction compared to $29,000 for the same period in the prior year. Partially offsetting the favorable variance related to long term borrowings, the average cost of short term borrowed funds increased 235 basis points to 2.69% for the nine months ended September 30, 2014 compared to 0.34% for the same period in 2013, causing a $64,000 increase in interest expense. The average balance of short term borrowed funds decreased $1.9 million, accounting for a $6,000 decrease in interest expense. Short-term borrowings at September 30, 2014 included a $2.2 million line of credit balance with a correspondent bank with a rate of 4.25% advanced by the Corporation during the third quarter of 2013 to partially fund the $5.0 million SBLF preferred stock redemption.

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

(Dollar amounts in thousands)	Nine months ended September 30,

	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$336,455	$11,685	4.64%	$322,675	$11,923	4.94%
Loans, tax exempt	21,572	821	5.09%	18,204	698	5.13%
Total loans receivable	358,027	12,506	4.67%	340,879	12,621	4.95%

Securities, taxable	102,382	1,417	1.85%	91,020	1,328	1.95%
Securities, tax exempt	35,090	1,077	4.10%	40,937	1,233	4.03%
Total securities	137,472	2,494	2.43%	131,957	2,561	2.59%

Interest-earning deposits with banks	32,511	68	0.28%	13,295	44	0.44%
Federal bank stocks	3,013	112	4.97%	3,124	52	2.23%
Total interest-earning cash equivalents	35,524	180	0.68%	16,419	96	0.78%

Total interest-earning assets	531,023	15,180	3.82%	489,255	15,278	4.17%
Cash and due from banks	2,243			2,023
Other noninterest-earning assets	31,127			28,167

Total Assets	$564,393			$519,445

Interest-bearing liabilities:
Interest-bearing demand deposits	$261,903	$306	0.16%	$215,136	$258	0.16%
Time deposits	119,057	1,478	1.66%	119,327	2,047	2.29%
Total interest-bearing deposits	380,960	1,784	0.63%	334,463	2,305	0.92%

Borrowed funds, short-term	3,574	72	2.69%	5,438	14	0.34%
Borrowed funds, long-term (1)	16,117	431	3.58%	20,000	576	3.85%
Total borrowed funds	19,691	503	3.42%	25,438	590	3.10%

Total interest-bearing liabilities	400,651	2,287	0.76%	359,901	2,895	1.08%

Noninterest-bearing demand deposits	111,854	-	-	103,255	-	-

Funding and cost of funds	512,505	2,287	0.60%	463,156	2,895	0.84%

Other noninterest-bearing liabilities	4,954			5,594

Total Liabilities	517,459			468,750
Stockholders' Equity	46,934			50,695

Total Liabilities and Stockholders' Equity	$564,393			$519,445

Net interest income		$12,893			$12,383

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.06%			3.09%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.25%			3.38%

(1)	Interest on long-term borrowed funds for the periods ended September 30, 2014 and 2013 was reduced by $53,000 and $29,000, respectively, related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2014 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$618	$(733)	$(115)
Securities	104	(171)	(67)
Interest-earning deposits with banks	45	(21)	24
Federal bank stocks	(2)	62	60

Total interest-earning assets	765	(863)	(98)

Interest expense:
Interest-bearing deposits	289	(810)	(521)
Borrowed funds, short-term	(6)	64	58
Borrowed funds, long-term	(106)	(39)	(145)

Total interest-bearing liabilities	177	(785)	(608)

Net interest income	$588	$(78)	$510

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2014 and 2013 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2014	2013
Balance at the beginning of the period	$4,869	$5,350
Provision for loan losses	508	438
Charge-offs	(289)	(1,047)
Recoveries	42	46
Balance at the end of the period	$5,130	$4,787

Non-performing loans	$7,733	$5,310
Non-performing assets	7,837	5,458
Non-performing loans to total loans	2.07%	1.51%
Non-performing assets to total assets	1.32%	1.04%
Allowance for loan losses to total loans	1.37%	1.36%
Allowance for loan losses to non-performing loans	66.34%	90.14%

Nonperforming loans increased $2.4 million to $7.7 million at September 30, 2014 from $5.3 million at September 30, 2013. The increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the quarter ended June 30, 2014. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. This relationship had specific reserves of $271,000 at September 30, 2014. In addition, a $637,000 commercial relationship was placed on nonaccrual status during the quarter ended March 31, 2014, after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at September 30, 2014. The commercial real estate loan and commercial line of credit had specific reserves of $45,000 and $140,000, respectively, at September 30, 2014. Partially offsetting these increases were principal reductions resulting from credit workouts and repayments. Of the $7.7 million in nonperforming loans, $5.3 million were not past due at September 30, 2014. During the nine months ended September 30, 2014, nonperforming loans increased $2.5 million, primarily due to the aforementioned loan relationships being put on nonaccrual status during the period.

As of September 30, 2014, the Corporation’s classified and criticized assets amounted to $14.1 million, or 2.4% of total assets, with $12.1 million classified as substandard and $2.1 identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.4% of total assets, with $11.8 million classified as substandard and $930,000 identified as special mention at December 31, 2013. The overall increase in criticized and classified assets was primarily the result of two commercial loan relationships being downgraded to special mention during the nine months ended September 30, 2014.

The provision for loan losses increased $70,000, or 16.0%, to $508,000 for the nine months ended September 30, 2014 from $438,000 for the same period in the prior year. While the Corporation has $456,000 of the allowance for loan losses allocated to the aforementioned loans placed on nonaccrual status and recognized as impaired during the nine months ended September 30, 2014, the provision for loan losses only increased marginally as the general reserve pool previously had amounts attributable to these loans and there was a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios.

Noninterest income. Noninterest income increased $238,000, or 8.0%, to $3.2 million for the nine months ended September 30, 2014 compared to $3.0 million for the same period in the prior year. This increase resulted from a $457,000 increase in net gains on the sale of securities. During the nine months ended September 30, 2014, the Corporation realized securities gains of $748,000; $657,000 of which related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated securities gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. During the nine months ended September 30, 2013, the Corporation realized securities gains of $291,000 related to the sale of certain mortgage backed securities that were experiencing accelerated prepayments. Partially offsetting this increase related to security gains, commissions on financial services and fees and service charges decreased $156,000 and $72,000, respectively.

Noninterest expense. Noninterest expense increased $858,000, or 8.0%, to $11.6 million for the nine months ended September 30, 2014 compared to $10.8 million for the same period in the prior year. This increase in noninterest expense can be attributed primarily to an increase in other noninterest expense of $804,000, primarily related to a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt. Also contributing to the increase in noninterest expense was an increase in premises and equipment of $251,000, primarily related to normal operating expenses for two new full-service branch banking offices opened during the fourth quarter of 2013 and the second quarter of 2014, respectively. These increases were partially offset by decreases in compensation and employee benefits, intangible asset amortization, professional fees and FDIC expense of $85,000, $46,000, $25,000 and $41,000, respectively. Excluding the aforementioned prepayment penalty and $408,000 of normal operating expenses related to the new banking offices, noninterest expense decreased $100,000.

Compensation and employee benefits expense decreased $85,000, or 1.5%, to $5.6 million for the nine months ended September 30, 2014 compared to $5.7 million for the same period in the prior year. This decrease can be attributed to a $72,000 decrease in commission expense as the Corporation discontinued providing retail brokerage and other investment services during the third quarter of 2013 and a $57,000 reduction in retirement benefits costs resulting primarily from the 2013 curtailment of the Bank’s pension plan. Payroll taxes also decreased $30,000 primarily from the receipt of a refund from prior year overpayments of state unemployment taxes.

Premise and equipment expense increased $251,000, or 15.8%, to $1.8 million for the nine months ended September 30, 2014 compared to $1.6 million for the same period in the prior year. Premise and equipment expense for the first nine months of 2014 included $153,000 in expenses related to the Bank’s new branch offices in Saint Marys and Cranberry Township, Pennsylvania.

Professional fees decreased $25,000, or 4.9%, to $488,000 for the nine months ended September 30, 2014 compared to $513,000 for the same period in the prior year.

The Corporation recognized $167,000 of core deposit intangible amortization expense during the first nine months of 2014 compared to $213,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance decreased $41,000, or 13.4%, to $266,000 for the nine months ended September 30, 2014 compared to $307,000 for the same period in the prior year. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate.

Provision for income taxes. The provision for income taxes decreased $36,000, or 5.1%, to $675,000 for the nine months ended September 30, 2014 compared to $711,000 for the same period in the prior year. The Corporation’s effective tax rate was 19.8% for the first nine months of 2014, unchanged from the same period in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.8% for the nine months ended September 30, 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2014, the Corporation used its sources of funds primarily to fund security purchases and loan advances and to repay borrowed funds. As of September 30, 2014, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $52.4 million, and standby letters of credit totaling $578,000.

At September 30, 2014, time deposits amounted to $121.6 million, or 23.4% of the Corporation’s total consolidated deposits, including approximately $38.3 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At September 30, 2014, the Corporation had borrowed funds of $17.2 million consisting of $15.0 million in long-term FHLB advances and a $2.2 million short-term advance on a line of credit with a correspondent bank. At September 30, 2014, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $147.0 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2014, the Corporation’s interest-earning assets maturing or repricing within one year totaled $189.9 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $188.9 million, providing an excess of interest-earning assets over interest-bearing liabilities of $1.0 million. At September 30, 2014, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 100.5%.

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

As of September 30, 2014, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 10, 2014	By: /s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 10, 2014	By: /s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

