Form 10-K
period 2014-12-31
EMCLAIRE FINANCIAL CORP
filed 2015-03-20
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Registrant’s telephone number: (844) 767-2311

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

As of June 30, 2014, the aggregate value of the 1,484,259 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 285,899 shares held by the directors and officers of the Registrant as a group, was approximately $39.9 million. This figure is based on the last sales price of $26.89 per share of the Registrant’s Common Stock on June 30, 2014. The number of outstanding shares of common stock as of March 20, 2015, was 1,782,108.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank operates through a network of fifteen retail branch offices in Venango, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

At December 31, 2014, the Corporation had $581.9 million in total assets, $48.0 million in stockholders’ equity, $379.6 million in net loans and $501.8 million in total deposits.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 27.8% of the total loan portfolio at December 31, 2014. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 23.2% of the total loan portfolio at December 31, 2014. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 47.0% of the total loan portfolio at December 31, 2014. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 2.0% of the total loan portfolio at December 31, 2014.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2014, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $8.0 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2014, the Bank’s largest single lending relationship had an outstanding balance of $6.5 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

(Dollar amounts in thousands)	2014		2013		2012		2011		2010
	Dollar		Dollar		Dollar		Dollar		Dollar
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$107,173	27.8%	$105,541	29.5%	$97,246	28.7%	$93,610	29.6%	$84,575	27.3%
Home equity loans and lines of credit	89,106	23.2%	87,928	24.6%	85,615	25.2%	71,238	22.5%	75,458	24.3%
Commercial	110,810	28.8%	101,499	28.5%	98,823	29.2%	94,765	30.0%	93,028	30.0%

Total real estate loans	307,089	79.8%	294,968	82.6%	281,684	83.1%	259,613	82.1%	253,061	81.6%

Other loans:
Commercial business	70,185	18.2%	53,214	14.9%	45,581	13.4%	43,826	13.9%	43,780	14.1%
Consumer	7,598	2.0%	9,117	2.6%	11,886	3.5%	12,642	4.0%	13,443	4.3%

Total other loans	77,783	20.2%	62,331	17.4%	57,467	16.9%	56,468	17.9%	57,223	18.4%

Total loans receivable	384,872	100.0%	357,299	100.0%	339,151	100.0%	316,081	100.0%	310,284	100.0%
Less:
Allowance for loan losses	5,224		4,869		5,350		3,536		4,132

Net loans receivable	$379,648		$352,430		$333,801		$312,545		$306,152

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2014. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one	Due from one	Due from five	Due after
	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$1,485	$2,447	$4,904	$98,337	$107,173
Home equity loans and lines of credit	80	9,585	24,974	54,467	89,106
Commercial mortgages	969	10,505	36,093	63,244	110,810
Commercial business	3,765	13,294	16,266	36,860	70,185
Consumer	238	4,157	803	2,401	7,598

	$6,537	$39,987	$83,040	$255,307	$384,872

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2014:

(Dollar amounts in thousands)	Fixed	Adjustable
	rates	rates

Residential mortgage	$93,101	$12,586
Home equity loans and lines of credit	74,766	14,260
Commercial mortgage	21,357	88,484
Commercial business	23,341	43,079
Consumer	5,229	2,132

	$217,794	$160,540

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

As of December 31, 2014, the Corporation’s nonperforming assets were $7.1 million, or 1.21% of the Corporation’s total assets, compared to $5.3 million or 1.01% of the Corporation’s total assets, at December 31, 2013. Nonperforming assets at December 31, 2014 included nonaccrual loans, loans past due 90 days and still on accrual status and OREO of $6.8 million, $94,000 and $124,000, respectively. Included in nonaccrual loans at December 31, 2014 were 8 relationships consisting of 21 loans totaling $5.6 million considered to be troubled debt restructurings (TDRs). Interest income of $469,000 would have been recorded in 2014 if the nonaccrual loans had been current and performing during the entire period. Interest of $130,000 on these loans was included in income during 2014.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2014, the Corporation’s classified and criticized assets amounted to $12.6 million or 2.2% of total assets, with $1.8 million identified as special mention and $10.8 million classified as substandard.

Included in classified and criticized assets at December 31, 2014 are three large loan relationships exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first, with an outstanding balance of $2.7 million at December 31, 2014, was originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence. The hotel, restaurant and retail plaza are complete and operational. However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower has limited liquid sources of repayment. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2014, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $2.2 million at December 31, 2014, is considered impaired and consists of one commercial real estate mortgage loan and five commercial business loans. The loans are secured by lien positions on the manufacturing facilities and other business assets. While this relationship has historically had positive cash flows and all loans have remained current, the borrower has gone through a transition period due to revenue concentration in one customer and is currently reporting losses and displaying cash flow deficits. At December 31, 2014, the loans were nonperforming, classified as substandard and had a specific reserve of $285,000 allocated to them.

The third relationship, with an outstanding balance of $1.9 million at December 31, 2014, consists of two commercial real estate mortgage loans originated for the purchase and renovation of a commercial office building. The loans are secured by senior lien positions on the office building and the assignment of lease income. Due to the inability to fully rent the building, cash flows are insufficient to meet the debt service requirements, operating expenses and real estate taxes. Given this deficiency, the loans have been determined to be impaired. At December 31, 2014, the loans were nonperforming, classified as substandard and had a specific reserve of $126,000 allocated to them.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2014	2013	2012	2011	2010

Nonperforming loans	$6,942	$5,207	$6,988	$5,565	$6,611

Total as a percentage of gross loans	1.80%	1.46%	2.06%	1.76%	2.13%

Repossessions	-	-	-	-	40
Real estate acquired through foreclosure	124	107	180	307	373
Total as a percentage of total assets	0.02%	0.02%	0.04%	0.06%	0.09%

Total nonperforming assets	$7,066	$5,314	$7,168	$5,872	$7,024

Total nonperforming assets as a percentage of total assets	1.21%	1.01%	1.41%	1.19%	1.46%

Allowance for loan losses as a percentage of nonperforming loans	75.25%	93.51%	76.56%	63.54%	62.50%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2014 of $5.2 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2014	2013	2012	2011	2010

Balance at beginning of period	$4,869	$5,350	$3,536	$4,132	$3,202

Provision for loan losses	670	580	2,154	420	1,306

Charge-offs:
Residential mortgage loans	(134)	(36)	(90)	(224)	(40)
Home equity loans and lines of credit	(72)	(68)	(222)	(188)	(45)
Commercial mortgage loans	(2)	(941)	(35)	(200)	(61)
Commercial business loans	(17)	-	(50)	(415)	(216)
Consumer loans	(139)	(85)	(101)	(67)	(190)
	(364)	(1,130)	(498)	(1,094)	(552)

Recoveries:
Residential mortgage loans	-	1	84	3	2
Home equity loans and lines of credit	1	-	27	1	2
Commercial mortgage loans	18	8	8	-	147
Commercial business loans	7	18	15	63	5
Consumer loans	23	42	24	11	20
	49	69	158	78	176

Net charge-offs	(315)	(1,061)	(340)	(1,016)	(376)

Balance at end of period	$5,224	$4,869	$5,350	$3,536	$4,132

Ratio of net charge-offs to average loans outstanding	0.08%	0.30%	0.10%	0.32%	0.12%

Ratio of allowance to total loans at end of period	1.36%	1.36%	1.58%	1.12%	1.33%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$1,336	18.2%	$822	14.9%	$636	13.4%	$590	13.9%	$1,323	14.1%
Commercial mortgages	2,338	28.8%	2,450	28.4%	3,090	29.2%	1,737	30.0%	1,707	30.0%
Residential mortgages	955	27.8%	923	29.5%	828	28.7%	832	29.6%	398	27.3%
Home equity loans	543	23.2%	625	24.6%	730	25.2%	320	22.5%	572	24.3%
Consumer loans	52	2.0%	49	2.6%	66	3.5%	57	4.0%	132	4.3%

	$5,224	100%	$4,869	100%	$5,350	100%	$3,536	100%	$4,132	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2014:

(Dollar amounts in thousands)	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$-	$485	$971	$-	$-	$1,456
U.S. government sponsored entities and agencies	-	10,950	24,274	-	-	-	35,224
U.S. agency mortgage-backed securities: residential	-	-	-	-	38,771	-	38,771
U.S. agency collateralized mortgage obligations: residential	-	-	-	-	36,617	-	36,617
Corporate securities	-	1,998	-	-	-	-	1,998
State and political subdivision	55	851	5,813	24,616	1,689	-	33,024
Equity securities	-	-	-	-	-	2,771	2,771

Estimated fair value	$55	$13,799	$30,572	$25,587	$77,077	$2,771	$149,861

Weighted average yield (1)	3.55%	1.28%	1.80%	3.71%	2.10%	3.72%	2.27%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2014	2013	2012

U.S. Treasury and federal agency	$1,456	$4,168	$3,967
U.S. government sponsored entities and agencies	35,224	22,892	28,162
U.S. agency mortgage-backed securities: residential	38,771	11,361	22,724
U.S. agency collateralized mortgage obligations: residential	36,617	39,722	22,475
Corporate securities	1,998	241	3,761
State and political subdivision	33,024	36,499	36,765
Equity securities	2,771	2,421	2,352
	$149,861	$117,304	$120,206

For additional information regarding the Corporation’s investment portfolio see “Note 3 – Securities” on page F-17 to the consolidated financial statements.

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

Deposits. The Corporation offers a wide variety of deposit account products to both consumer and commercial deposit customers, including time deposits, noninterest bearing and interest bearing demand deposit accounts, savings deposits and money market accounts.

Deposit products are promoted in periodic newspaper, radio and other forms of advertisements, along with notices provided in customer account statements. The Corporation’s marketing strategy is based on its reputation as a community bank that provides quality products and personalized customer service.

The Corporation sets interest rates on its interest bearing deposit products that are competitive with rates offered by other financial institutions in its market area. Management reviews interest rates on deposits bi-weekly and considers a number of factors, including: (1) the Corporation’s internal cost of funds; (2) rates offered by competing financial institutions; (3) investing and lending opportunities; and (4) the Corporation’s liquidity position.

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2014			2013
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$111,282	22.2%	-	$104,269	24.1%
Interest bearing demand deposits	0.15%	269,402	53.7%	0.15%	221,412	51.3%
Time deposits	1.52%	121,135	24.1%	1.87%	106,325	24.6%

	0.45%	$501,819	100.0%	0.54%	$432,006	100.0%

The following table sets forth maturities of the Corporation’s certificates of deposit of $250,000 or more at December 31, 2014 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Three months or less	$12,073
Over three months to six months	2,860
Over six months to twelve months	7,284
Over twelve months	37,118

$59,335

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

(Dollar amounts in thousands)	2014	2013

Ending balance	$21,500	$44,150
Average balance	19,417	29,381
Maximum balance	39,650	48,400
Average rate	3.49%	2.74%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in item 7 and “Note 9 – Deposits” on page F-28 and “Note 10 – Borrowed Funds” on page F-29 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. As of December 31, 2014, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2014, the Corporation had 120 full time equivalent employees. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

The Corporation’s securities are registered with the SEC under the Exchange Act. As such, the Corporation is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. The public may obtain all forms and information filed with the SEC through its website http://www.sec.gov.

In December 2013, federal regulators adopted final rules to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule and established July 21, 2015 as the end of the conformance period. The regulations contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.

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

In January 2014, seven final regulations issued by the CFPB which included the ability to repay and qualified mortgage standards, various mortgage servicing rules, a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act, loan originator compensation requirements and appraisal rules became effective. In November 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. The CFPB finalized amendments to the integrated mortgage disclosures on January 20, 2015, which are also effective on August 1, 2015. In October 2014, the CFPB finalized minor amendments to the 2013 Mortgage Rules under the Truth in Lending Act (Regulation Z) making certain nonprofit organizations exempt from some servicing rules and the ability to repay rule and allowing a cure period for points and fees in Qualified Mortgages. These changes were effective as of November 3, 2014.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank: (i) the CFPB, the new independent consumer financial protection bureau, has been established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions like the Bank are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws; (ii) the Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries; (iii) Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules; (iv) the prohibition on payment of interest on demand deposits was repealed, thereby permitting depository institutions to pay interest on business transaction and other accounts; (v) state law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms; (vi) deposit insurance was permanently increased to $250,000; (vii) deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period; and (viii) the minimum reserve ratio of the DIF increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2014, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2014, the Bank’s loans-to-one-borrower limit was $8.0 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2014, the Bank’s largest single lending relationship had an outstanding balance of $6.5 million.

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

In July 2013, the federal banking agencies adopted final capital rules implementing Basel III requirements for U.S. Banking organizations. The final rules establish an integrated capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), phase out certain kinds of intangibles and instruments treated as capital and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance acquisition, development or construction of real property. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III requirements, the effects of certain accumulated other comprehensive income items are not excluded; however, smaller banking organizations, including the Bank, may make a one-time permanent election to continue to exclude these items. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 risk-weighted asset requirement into the prompt corrective action framework.

The final rules became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules also implement consolidated capital requirements for bank holding companies, such as the Corporation, effective January 1, 2015. However, in February 2015, the Federal Reserve proposed to raise from $500 million to $1 billion the asset size threshold that qualifies a bank holding company for coverage under the Federal Reserve’s Small Bank Holding Company Policy Statement, provided that it meets certain conditions. Among other things, a qualifying bank holding company is not subject to consolidated regulatory capital requirements.

The following table sets forth certain information concerning regulatory capital ratios of the consolidated Corporation and the Bank as of the dates presented:

(Dollar amounts in thousands)	December 31, 2014				December 31, 2013
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$51,159	14.47%	$52,329	14.84%	$47,711	15.10%	$48,222	15.34%
For capital adequacy purposes	28,293	8.00%	28,201	8.00%	25,269	8.00%	25,152	8.00%
To be well capitalized	N/A	N/A	35,251	10.00%	N/A	N/A	31,440	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$46,575	13.17%	$47,878	13.58%	$43,722	13.84%	$44,273	14.08%
For capital adequacy purposes	14,147	4.00%	14,101	4.00%	12,634	4.00%	12,576	4.00%
To be well capitalized	N/A	N/A	21,151	6.00%	N/A	N/A	18,864	6.00%
Tier 1 capital to average assets:
Actual	$46,575	7.99%	$47,878	8.25%	$43,722	8.45%	$44,273	8.58%
For capital adequacy purposes	23,325	4.00%	23,222	4.00%	20,690	4.00%	20,651	4.00%
To be well capitalized	N/A	N/A	29,028	5.00%	N/A	N/A	25,814	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2014, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts. Deposit insurance assessment payments, which are determined through a risk-based assessment system, are made to the DIF. Deposit accounts are currently insured by the DIF generally up to a maximum of $250,000 per separately insured depositor.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2014, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 6 - Premises and Equipment” on page F-26 to the consolidated financial statements.

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

	Market Price			Cash
	High	Low	Close	Dividend
2014:
Fourth quarter	$26.95	$23.48	$25.00	$0.22
Third quarter	27.50	24.82	25.46	0.22
Second quarter	27.04	24.20	26.89	0.22
First quarter	26.09	24.26	25.62	0.22

2013:
Fourth quarter	$28.00	$23.77	$25.14	$0.20
Third quarter	26.97	23.43	25.95	0.20
Second quarter	26.00	22.59	24.70	0.20
First quarter	27.50	20.53	24.00	0.20

As of March 2, 2015, there were approximately 637 stockholders of record and 1,782,108 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have Corporation dividends reinvested to purchase additional shares. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2014.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $3.9 million or $2.20 per diluted common share for 2014, compared to $3.4 million or $1.91 per diluted common share for 2013. Net income available to common stockholders was impacted by the following:

•	Net interest income increased $1.3 million or 8.3% in 2014. This increase primarily related to an increase in interest income of $664,000 or 3.4% and a decrease in interest expense of $650,000 or 17.7%. Interest income for 2014 included $533,000 of recovered interest related to the full payoff of a $1.3 million nonperforming loan. Driving the decrease in interest expense, the Corporation’s cost of funds decreased 20 basis points to 0.59% for 2014 from 0.79% for 2013. Despite the recovery and the management of funding costs, the net interest margin decreased 5 basis points to 3.35% for 2014, from 3.40% for 2013, as a result of decreasing asset yields.

•	Noninterest income increased $227,000, or 5.9%, to $4.1 million for the year ended December 31, 2014 from $3.9 million for 2013. The increase resulted from a $418,000 increase in net gains on securities, partially offset by decreases in commissions on financial services and fees and service charges of $163,000 and $77,000, respectively.
•	Noninterest expense increased $1.1 million, or 7.6%, to $15.6 million for the year ended December 31, 2014 from $14.5 million for 2013. The increase primarily related to increases in compensation and benefits, premises and equipment expense and other noninterest expense of $87,000, $330,000 and $837,000, respectively, partially offset by decreases in intangible asset amortization, professional fees and FDIC insurance of $54,000, $28,000 and $65,000, respectively. Included in other noninterest expense was $550,000 in prepayment penalties incurred in the first quarter of 2014 associated with the early retirement of a $5.0 million FHLB advance. Noninterest expense for 2014 included $584,000 related to the Bank’s two new branch offices located in Saint Marys, Pennsylvania which opened in October 2013 and Cranberry Township, Pennsylvania which opened in May 2014. Noninterest expense for these offices in 2013 totaled $117,000.

Changes in Financial Condition

Total assets increased $56.1 million, or 10.7%, to $581.9 million at December 31, 2014 from $525.8 million at December 31, 2013. This increase primarily related to an increase in investment securities, net loans receivable and premises and equipment of $32.6 million, $27.2 million and $2.8 million, respectively. Partially offsetting these increases were decreases in cash equivalents and federal bank stocks of $4.8 million and $1.6 million, respectively.

The Corporation’s asset growth was primarily funded by an increase in customer deposits, other liabilities and stockholders’ equity of $69.8 million, $6.1 million and $2.9 million, respectively. Partially offsetting these increases, borrowed funds decreased $22.7 million.

Cash and cash equivalents. Cash and cash equivalents decreased $4.8 million, or 28.8%, to $11.9 million at December 31, 2014 from $16.7 million at December 31, 2013. This decrease primarily resulted from the purchase of investment securities, funding of loans and repayment of borrowed funds. Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities. Securities increased $32.6 million, or 27.8%, to $149.9 million at December 31, 2014 from $117.3 million at December 31, 2013. This increase was primarily related to the utilization of cash received from increased customer deposits into higher-yielding securities, offset by security calls, sales and repayments during the year.

Loans receivable. Net loans receivable increased $27.2 million, or 7.7%, to $379.6 million at December 31, 2014 from $352.4 million at December 31, 2013. The increase was driven by growth in the Corporation’s commercial business, commercial real estate, residential mortgage and home equity loan portfolios of $17.0 million, $9.3 million, $1.6 million and $1.2 million, respectively, partially offset by a $1.5 million decrease in the consumer loan portfolio. The growth of the Corporation’s commercial business portfolio included four $1.0 million syndicated national credits purchased during the third quarter of 2014.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $7.1 million, or 1.21% of total assets, at December 31, 2014 compared to $5.3 million, or 1.01% of total assets, at December 31, 2013. Nonperforming assets consisted of nonperforming loans and real estate owned of $6.9 million and $124,000, respectively, at December 31, 2014 and $5.2 million and $107,000, respectively, at December 31, 2013. This increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the second quarter of 2014. In addition, a $637,000 loan relationship was placed on nonaccrual status during the first quarter of 2014. Partially offsetting these increases was the full payoff of a $1.3 million nonperforming loan during the fourth quarter of 2014 through which all principal, interest, fees and costs were recovered. At December 31, 2014, nonperforming loans consisted primarily of commercial mortgage, commercial business and residential mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $1.4 million and $1.0 million, respectively, at December 31, 2014. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks. The Corporation purchased $784,000 of FHLB capital stock and the FHLB repurchased $2.4 million of the Corporation’s excess FHLB capital stock during 2014.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses. BOLI increased $327,000, or 3.1%, to $10.7 million at December 31, 2014 from $10.4 million at December 31, 2013.

Premises and equipment. Premises and equipment increased $2.8 million, or 23.0%, to $15.1 million at December 31, 2014 from $12.3 million at December 31, 2013. The overall increase in premises and equipment during the year was due to capital expenditures of $3.7 million, partially offset by normal depreciation and amortization of $871,000. Capital expenditures during the year primarily consisted of costs related to the construction of a new branch banking office in Cranberry Township, Pennsylvania which opened in May 2014.

Goodwill. Goodwill was $3.7 million at December 31, 2014 and 2013. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2014.

Core deposit intangible. The core deposit intangible was $749,000 at December 31, 2014. In connection with the assumption of deposits in the 2009 Titusville branch acquisition, the Corporation recorded a core deposit intangible of $2.8 million. This asset represents the long-term value of the core deposits acquired. Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard financial instrument present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $216,000 and $270,000 of intangible amortization in 2014 and 2013, respectively.

Deposits. Total deposits increased $69.8 million to $501.8 million at December 31, 2014 from $432.0 million at December 31, 2013. Noninterest bearing deposits increased $7.0 million, or 6.7%, during the year while interest bearing deposits decreased $62.8 million, or 19.2%. Deposit growth was attributable to the Corporation’s ability to attract and retain municipal deposits, general increases across the branch banking network and the opening of the Saint Marys office in October 2013 and the Cranberry Township office in May 2014.

Borrowed funds. Borrowed funds decreased $22.7 million to $21.5 million at December 31, 2014 from $44.2 at December 31, 2013. Borrowed funds at December 31, 2014 consisted of short-term borrowings of $6.5 million and long-term borrowings of $15.0 million. Short-term borrowed funds at December 31, 2014 consisted of $3.5 million in FHLB overnight advances with a rate of 0.27% and $3.0 million outstanding on a line of credit with a correspondent bank at 4.25%. During 2014, short-term borrowings were utilized primarily to fund loan growth and compensate for normal deposit fluctuations.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased $6.1 million to $10.4 million at December 31, 2014 from $4.3 million at December 31, 2013. The Corporation’s unfunded pension obligation increased $2.1 million to $3.4 million at December 31, 2014 from $1.3 million at December 31, 2013. This was the result of a decline in discount rates and the utilization of updated mortality tables published by The Society of Actuaries’ Retirement Plans Experience Committee during 2014.

Stockholders’ equity. Stockholders’ equity increased $2.9 million, or 6.5%, to $48.0 million at December 31, 2014 from $45.1 million at December 31, 2013. The increase primarily related to an increase in retained earnings of $2.4 million as a result of net income of $4.0 million in 2014 less dividends paid of $1.7 million and a $282,000 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income resulted from an increase in the net unrealized gains on securities available for sale following a decline in long term market interest rates and was partially offset by the change in the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $4.0 million and $3.8 million in 2014 and 2013, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	Year ended December 31,
	2014			2013
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$341,183	$16,280	4.77%	$328,564	$16,022	4.88%
Loans, tax-exempt	22,619	1,140	5.04%	15,814	819	5.18%
Total loans receivable	363,802	17,420	4.79%	344,378	16,841	4.89%
Securities, taxable	106,282	1,958	1.84%	89,052	1,715	1.93%
Securities, tax-exempt	34,378	1,394	4.06%	40,197	1,631	4.06%
Total securities	140,660	3,352	2.38%	129,249	3,346	2.59%
Interest-earning deposits with banks	29,359	92	0.31%	12,355	55	0.45%
Federal bank stocks	2,832	145	5.12%	3,266	77	2.36%
Total interest-earning cash equivalents	32,191	237	0.74%	15,621	132	0.85%
Total interest-earning assets	536,653	21,009	3.91%	489,248	20,319	4.15%
Cash and due from banks	2,251			2,043
Other noninterest-earning assets	31,318			28,280
Total Assets	$570,222			$519,571
Interest-bearing liabilities:
Interest-bearing demand deposits	$265,516	409	0.15%	$216,341	345	0.16%
Time deposits	119,808	1,939	1.62%	115,989	2,528	2.18%
Total interest-bearing deposits	385,324	2,348	0.61%	332,330	2,873	0.86%
Borrowed funds, short-term	3,581	98	2.72%	9,381	50	0.53%
Borrowed funds, long-term (1)	15,836	581	3.67%	20,000	754	3.77%
Total borrowed funds	19,417	679	3.49%	29,381	804	2.74%
Total interest-bearing liabilities	404,741	3,027	0.75%	361,711	3,677	1.02%
Noninterest-bearing demand deposits	112,243	-	-	103,331	-	-
Funding and cost of funds	516,984	3,027	0.59%	465,042	3,677	0.79%
Other noninterest-bearing liabilities	5,828			5,236
Total Liabilities	522,812			470,278
Stockholders' Equity	47,410			49,293
Total Liabilities and Stockholders' Equity	$570,222			$519,571
Net interest income		$17,982			$16,642
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.16%			3.13%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.40%

(1)	Interest on long-term borrowed funds for the periods ended December 31, 2014 and 2013 was reduced by $53,000 and $53,000, respectively, related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	2014 versus 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$935	$(356)	$579
Securities	283	(277)	6
Interest-earning deposits with banks	57	(20)	37
Federal bank stocks	(11)	79	68

Total interest-earning assets	1,264	(574)	690

Interest expense:
Deposits	411	(936)	(525)
Borrowed funds, short term	(48)	96	48
Borrowed funds, long term	(153)	(20)	(173)

Total interest-bearing liabilities	210	(860)	(650)

Net interest income	$1,054	$286	$1,340

2014 Results Compared to 2013 Results

The Corporation reported net income before preferred stock dividends of $4.0 million and $3.8 million for 2014 and 2013, respectively. The $209,000, or 5.5%, increase in net income was attributed to increases in net interest income and noninterest income of $1.3 million and $227,000, respectively, partially offset by increases in the provision for loan losses, noninterest expense and the provision for income taxes of $90,000, $1.1 million and $135,000, respectively.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $1.3 million to $18.0 million for 2014, compared to $16.6 million for 2013. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $690,000 and a decrease in interest expense of $650,000.

Interest income. Tax equivalent interest income increased $690,000, or 3.4%, to $21.0 million for 2014, compared to $20.3 million for 2013. This increase can be attributed to increases in interest earned on loans, securities and interest earning cash equivalents of $579,000, $6,000 and $105,000, respectively.

Tax equivalent interest earned on loans receivable increased $579,000, or 3.4%, to $17.4 million for 2014, compared to $16.8 million for 2013. The average balance of loans increased $19.4 million, or 5.6%, generating $935,000 of additional interest income on loans. Offsetting this favorable variance, the average yield on loans decreased 10 basis points to 4.79% for 2014, versus 4.89% for 2013 causing a $356,000 decrease in interest income. During the fourth quarter of 2014, the Corporation recorded $533,000 of interest income related to the full payoff of a nonperforming loan. Absent this recovery, the average yield would have been 4.64% for 2014.

Tax equivalent interest earned on securities increased $6,000 to $3.4 million for 2014 compared to $3.3 million for 2013. The average balance of securities increased $11.4 million, or 8.8%, generating $283,000 of additional interest income. Offsetting this favorable variance, the average yield on securities decreased 21 basis points to 2.38% for 2014 versus 2.59% for 2013 causing a $277,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $37,000, or 67.3%, to $92,000 for 2014 compared to $55,000 for 2013. The average balance of interest-earning deposits increased $17.0 million generating an additional $57,000 in interest income. Offsetting this favorable variance, the average yield on these accounts decreased 14 basis points to 31 basis points for 2014 versus 45 basis points for 2013 causing a $20,000 decrease in interest income.

Interest earned on federal bank stocks increased $68,000, or 88.3%, to $145,000 for 2014 compared to $77,000 for 2013. The average yield on these accounts increased 276 basis points to 5.12% for 2014 versus 2.36% for 2013 generating a $79,000 increase in interest income. Offsetting this favorable yield variance, average federal bank stocks decreased $434,000, or 13.3%, causing a $11,000 decrease in interest income.

Interest expense. Interest expense decreased $650,000, or 17.7%, to $3.0 million for 2014 compared to $3.7 million for 2013. This decrease can be attributed to decreases in interest expense on interest-bearing deposits and borrowed funds of $525,000 and $125,000, respectively.

Interest expense on deposits decreased $525,000, or 18.3%, to $2.3 million for 2014 compared to $2.9 million for 2013. The average rate on interest-bearing deposits decreased by 25 basis points to 0.61% for 2014 versus 0.86% for 2013 causing a $936,000 decrease in interest expense. Offsetting this favorable variance, the average balance of interest-bearing deposits increased $53.0 million, or 15.9%, causing a $411,000 increase in interest expense.

Interest expense on borrowed funds decreased $125,000, or 15.5%, to $679,000 for 2014 compared to $804,000 for 2013. The average balance of borrowed funds decreased $10.0 million, or 33.9%, to $19.4 million for 2014 compared to $29.4 million for 2013 due in part to the aforementioned $5.0 million prepayment of a long-term FHLB advance and the utilization of fewer short-term borrowings, which caused a $201,000 decrease in interest expense. Partially offsetting this favorable variance, the average cost of borrowed funds increased 75 basis points to 3.49% for 2014 versus 2.74% for 2013 causing a $76,000 increase in interest expense. This was the result of the Corporation utilizing less overnight borrowed funds at lower rates and a higher amount of short-term advances with a correspondent bank with a higher rate. Short-term borrowings at December 31, 2014 included $3.5 million of FHLB overnight advances with a rate of 0.27% and a $3.0 million advance on a line of credit with a correspondent bank with a rate of 4.25%.

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

Nonperforming loans increased $1.7 million, or 33.3%, to $6.9 million at December 31, 2014 from $5.2 million at December 31, 2013. The increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the second quarter of 2014 due to the borrower’s inadequate cash flow, working capital and liquidity sources. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. The loans are secured by commercial real estate, residential real estate, equipment, accounts receivable and inventory. This relationship had specific reserves of $285,000 at December 31, 2014. In addition, a $637,000 commercial relationship was placed on nonaccrual status during the first quarter of 2014 after the Corporation received information from the borrower which reflected a weakened financial condition. This relationship consists of a commercial real estate loan secured by a commercial property and a commercial line of credit secured by accounts receivable, inventory and other business assets, both of which were considered impaired at December 31, 2014. The commercial real estate loan and commercial line of credit had specific reserves of $89,000 and $100,000, respectively, at December 31, 2014. Partially offsetting these increases was the full payoff of a $1.3 million nonperforming loan during the fourth quarter of 2014 and other principal reductions resulting from credit workouts and repayments.

The provision for loan losses increased $90,000, or 15.5%, to $670,000 for 2014 from $580,000 for 2013. The Corporation’s allowance for loan losses amounted to $5.2 million, or 1.36% of the Corporation’s total loan portfolio at December 31, 2014 compared to $4.9 million or 1.36% of total loans at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2014 and 2013 was 75.3% and 93.5%, respectively.

Noninterest income. Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on bank-owned life insurance (BOLI). Noninterest income increased $227,000, or 5.9%, to $4.1 million for 2014 compared to $3.9 million for 2013. This increase was primarily due to increases in gains on the sale of securities and other noninterest income of $418,000 and $73,000, respectively. During 2014, the Corporation realized net securities gains of $758,000 compared to $340,000 realized in 2013. Partially offsetting these increases in noninterest income, fees and service charges and commissions on financial services decreased by $77,000 and $163,000, respectively. During the third quarter of 2013, the Corporation discontinued providing retail brokerage and other investment services.

Noninterest expense. Noninterest expense increased $1.1 million to $15.6 million for 2014, compared to $14.5 million for 2013. This increase was primarily related to increases in compensation and employee benefits, premises and equipment expense, and other noninterest expense, partially offset by decreases in intangible amortization, professional fees and FDIC insurance expense.

The largest component of noninterest expense, compensation and employee benefits, increased $87,000, or 1.2%, to $7.6 million for 2014. This increase primarily related to normal compensation increases as well as increases in incentive compensation expense, employee health insurance costs and stock compensation. Partially offsetting these increases was a reduction in employee retirement expense related to the curtailment of the Bank’s pension plan as well as decreases in commission expense, training expense and payroll taxes.

Premises and equipment expense increased $330,000, or 15.3%, to $2.5 million for 2014 compared to $2.2 million for 2013. Of this increase, $174,000 related to the Bank’s two new branch offices located in Saint Marys, Pennsylvania which opened in October 2013 and Cranberry Township, Pennsylvania which opened in May 2014. Increases in equipment depreciation, software amortization, equipment service contracts, equipment repairs and maintenance and utilities also contributed to the increase.

Other noninterest expense increased $837,000, or 25.0%, to $4.2 million for 2014 compared to $3.3 million for 2013, $81,000 of which related to the aforementioned new branch banking offices. Included in other noninterest expense for 2014 was $550,000 in prepayment penalties incurred in the first quarter of 2014 associated with the early retirement of a $5.0 million FHLB. Also contributing to the change were increases in telephone expense related primarily to costs incurred as a result of a telephone system conversion, ATM processing, marketing and printing expenses, offset by decreases in check card reward expense, shares tax and postage expense.

The Corporation recognized $216,000 of intangible amortization in 2014 compared to $270,000 in 2013 associated with a core deposit intangible asset of $2.8 million that was recorded in connection with the 2009 Titusville branch acquisition.

Professional fees decreased $28,000, or 3.9%, to $687,000 for 2014 compared to $715,000 for 2013. This decrease primarily related to a decrease in legal fees, partially offset by increases in accounting fees and other consulting fees.

FDIC expense decreased $65,000, or 14.7%, to $376,000 for 2014 compared to $441,000 for 2013. The decrease was primarily the result of a decrease in the Bank’s FDIC insurance assessment rate.

The provision for income taxes increased $135,000, or 14.8%, to $1.0 million for 2014 compared to $913,000 for 2013 primarily due to an increase in taxable income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 20.7% for 2014 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

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

In order to minimize the potential for adverse affects of material and prolonged changes in interest rates on the Corporation’s results of operations, the Corporation’s management team has implemented and continues to monitor asset liability management policies to better match the maturities and repricing terms of the Corporation’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of (i) originating adjustable-rate mortgage loans; (ii) originating short-term secured commercial loans with the rate on the loan tied to the prime rate or reset features in which the rate changes at determined intervals; (iii) emphasizing investment in shorter-term (expected duration of five years or less) investment securities; (iv) selling longer-term (30-year) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including securities classified as available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower-costing savings accounts and other core deposits; and (vii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2014, the Corporation’s interest-earning assets maturing or repricing within one year totaled $166.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $176.4 million, providing an excess of interest-bearing liabilities over interest-earning assets of $9.9 million or 1.7% of total assets. At December 31, 2014, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 94.4%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2014 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Due in	Due within	Due within	Due within	Due in
	six months	six months	one to	three to	over
	or less	to one year	three years	four years	four years	Total

Total interest-earning assets	$127,026	$39,445	$132,935	$52,363	$186,645	$538,414

Total interest-bearing liabilities	95,569	80,807	131,591	31,653	69,429	409,049

Interest rate sensitivity gap	$31,457	$(41,362)	$1,344	$20,710	$117,216	$129,365

Cumulative rate sensitivity gap	$31,457	$(9,905)	$(8,561)	$12,149	$129,365

Ratio of gap during the period to total interest earning assets	5.84%	(7.68)%	0.25%	3.85%	21.77%

Ratio of cumulative gap to total interest earning assets	5.84%	(1.84)%	(1.59)%	2.26%	24.03%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2014 and 2013, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2014 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2014 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2014 Net interest income - increase (decrease)	(0.26)%	(0.88)%	(3.46)%	(7.16)%

2013 Net interest income - increase (decrease)	(0.59)%	(1.42)%	(3.77)%	(8.30)%

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

Capital Resources

Total stockholders’ equity increased $2.9 million, or 6.5%, to $48.0 million at December 31, 2014 from $45.1 million at December 31, 2013. Net income before preferred stock dividends of $4.0 million in 2014 represented an increase in earnings of $209,000, or 5.5%, compared to 2013. Returns on average equity and assets were 8.47% and 0.70%, respectively, for 2014.

The Corporation’s capital to assets ratio decreased to 8.3% at December 31, 2014 from 8.6% at December 31, 2013. While continuing to sustain a strong capital position, dividends on common stock increased to $1.6 million in 2014 from $1.4 million in 2013. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 53% of registered shareholder accounts active in the plan at December 31, 2014.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2014, the Corporation and the Bank were in excess of all regulatory capital requirements. See Note 11 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2014, the Corporation used its sources of funds primarily to fund loan commitments. As of December 31, 2014, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $46.3 million, and standby letters of credit totaling $698,000. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2014, time deposits amounted to $121.1 million, or 24.1%, of the Corporation’s total consolidated deposits, including approximately $37.0 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds. These sources include a $7.5 million line of credit with a correspondent bank of which $3.0 million was outstanding at December 31, 2014, a line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2014, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $151.2 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.22 and $0.20 per common share for each of the four quarters of 2014 and 2013, respectively. On February 18, 2015, the Corporation declared a quarterly dividend of $0.24 per common share payable on March 20, 2015 to shareholders of record on March 2, 2015. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2014, the Corporation had positive equity and elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2014, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2014, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 21, 2015 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2014 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007 and the 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	76,750	$25.16	218,812

Equity compensation plans not approved by security holders	0	—	0

Total	76,750	$25.16	218,812

(1) Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan

provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase

76,750 shares were outstanding at December 31, 2014. In addition, 4,750 shares of common stock have been issued upon exercise of options. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 49,050 shares have been granted. In addition, the 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 5,000 shares of restricted stock have been granted.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)

3.2	Bylaws of Emclaire Financial Corp (1)

3.3	Statement with respect to shares for Series B Preferred Stock. (2)

4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (3)

4.1	Form of certificate for Series B Preferred Stock. (2)

10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and William C. Marsh, dated as of November 16, 2011. (4)*

10.2	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of July 1, 2007. (4)*

10.3	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of May 12, 2008. (5)*

10.4	Change in Control Agreement between Emclaire Financial Corp, the Farmers National Bank of Emlenton and certain executive officer, dated as of August 2, 2010. (6)*

10.5	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and 20 Officers and Employees. (7)*

10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Six Officers. (7)*

10.7	Farmers National Bank of Emlenton Deferred Compensation Plan. (8)*

10.8	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (9)*

10.9	Emclaire Financial Corp 2014 Stock Incentive Plan (10)*

10.10	Securities Purchase Agreement, dated August 18, 2011 between the Corporation and the U.S. Department of the Treasury with respect to the Series B Preferred Stock. (2)

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

14.0	Code of Personal and Business Conduct and Ethics. (11)

20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (12)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer Section 302 Certification.

31.2	Principal Financial Officer Section 302 Certification.

32.1	Principal Executive Officer Section 906 Certification.

32.2	Principal Financial Officer Section 906 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2011.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2011.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 20, 2015.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 20, 2015	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 20, 2015
Director
	(Principal Executive Officer)	By:	/s/ Amanda L. Engles
Date:	March 20, 2015		Amanda L. Engles
Secretary
(Principal Accounting Officer)
		Date:	March 20, 2015

By:	/s/ Ronald L. Ashbaugh	By:	/s/ Milissa S. Bauer
	Ronald L. Ashbaugh		Millisa S. Bauer
	Director		Director
Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/ David L. Cox	By:	/s/ James M. Crooks
	David L. Cox		James M. Crooks
	Director		Director
Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/ Robert W. Freeman	By:	/s/ Mark A. Freemer
	Robert W. Freeman		Mark A. Freemer
	Director		Director
Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/ Robert L. Hunter	By:	/s/ John B. Mason
	Robert L. Hunter		John B. Mason
	Director		Director
Date:	March 20, 2015	Date:	March 20, 2015

By:	/s/ Brian C. McCarrier	By:	/s/ Nicholas D. Varischetti
	Brian C. McCarrier		Nicholas D. Varischetti
	Director		Director
Date:	March 20, 2015	Date:	March 20, 2015

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emclaire Financial Corp

Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp as of December 31, 2014 and 2013, and the related consolidated statements of net income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio

March 20, 2015

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Cash and due from banks	$2,386	$2,485
Interest earning deposits with banks	9,470	14,173
Total cash and cash equivalents	11,856	16,658
Securities available for sale	149,861	117,304
Loans receivable, net of allowance for loan losses of $5,224 and $4,869	379,648	352,430
Federal bank stocks, at cost	2,406	3,977
Bank-owned life insurance	10,728	10,401
Accrued interest receivable	1,543	1,466
Premises and equipment, net	15,144	12,310
Goodwill	3,664	3,664
Core deposit intangible, net	749	965
Prepaid expenses and other assets	6,310	6,667
Total Assets	$581,909	$525,842

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$111,282	$104,269
Interest bearing	390,537	327,737
Total deposits	501,819	432,006
Borrowed funds	21,500	44,150
Accrued interest payable	199	292
Accrued expenses and other liabilities	10,401	4,322
Total Liabilities	533,919	480,770

Commitments and Contingent Liabilities (Note 12)

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized;
Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,882,675 and 1,870,675 shares issued; 1,780,658 and 1,768,658 shares outstanding	2,353	2,338
Additional paid-in capital	19,740	19,478
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	26,009	23,650
Accumulated other comprehensive loss	(2,998)	(3,280)
Total Stockholders' Equity	47,990	45,072
Total Liabilities and Stockholders' Equity	$581,909	$525,842

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2014	2013
Interest and dividend income
Loans receivable, including fees	$17,078	$16,594
Securities:
Taxable	1,958	1,715
Exempt from federal income tax	989	1,157
Federal bank stocks	145	77
Deposits with banks	92	55
Total interest and dividend income	20,262	19,598
Interest expense
Deposits	2,348	2,873
Short-term borrowed funds	98	50
Long-term borrowed funds	581	754
Total interest expense	3,027	3,677
Net interest income	17,235	15,921
Provision for loan losses	670	580
Net interest income after provision for loan losses	16,565	15,341
Noninterest income
Fees and service charges	1,596	1,673
Commissions on financial services	35	198
Title premiums	58	77
Net gain on sales of loans	-	9
Net gain on sales of available for sale securities	758	340
Earnings on bank-owned life insurance	391	387
Other	1,249	1,176
Total noninterest income	4,087	3,860
Noninterest expense
Compensation and employee benefits	7,639	7,552
Premises and equipment	2,487	2,157
Intangible asset amortization	216	270
Professional fees	687	715
Federal deposit insurance	376	441
Other	4,182	3,345
Total noninterest expense	15,587	14,480
Income before provision for income taxes	5,065	4,721
Provision for income taxes	1,048	913
Net income	4,017	3,808
Preferred stock dividends	100	420
Net income available to common stockholders	$3,917	$3,388

Earnings per common share
Basic	$2.21	$1.92
Diluted	$2.20	$1.91

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year ended December 31,
	2014	2013

Net income	$4,017	$3,808

Other comprehensive income (loss)
Unrealized gains/(losses) on securities:
Unrealized holding gain arising during the period	3,892	(6,077)
Reclassification adjustment for gains included in net income	(758)	(340)
	3,134	(6,417)
Tax effect	(1,066)	2,182
Net of tax	2,068	(4,235)

Defined benefit pension plans:
Net gain (loss) arising during the period	(2,764)	469
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	58	114
	(2,706)	583
Tax effect	920	(198)
Net of tax	(1,786)	385

Total other comprehensive income (loss)	282	(3,850)
Comprehensive income (loss)	$4,299	$(42)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

							Accumulated
				Additional			Other	Total
	Preferred		Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Warrants	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2013	$10,000	$-	$2,327	$19,270	$(2,114)	$21,672	$570	$51,725
Net income						3,808		3,808
Other comprehensive loss							(3,850)	(3,850)
Stock compensation expense				172				172
Exercise of stock options, including tax benefit			1	46				47
Issuance of common stock for restricted stock awards (7,750 shares)			10	(10)				-
Redemption of preferred stock, Series B	(5,000)							(5,000)
Preferred dividends						(420)		(420)
Cash dividends declared on common stock ($0.80 per share)						(1,410)		(1,410)
Balance at December 31, 2013	5,000	-	2,338	19,478	(2,114)	23,650	(3,280)	45,072
Net income						4,017		4,017
Other comprehensive income							282	282
Stock compensation expense				198				198
Exercise of stock options, including tax benefit			3	49				52
Issuance of common stock for restricted stock awards (9,500 shares), including tax benefit			12	15				27
Preferred dividends						(100)		(100)
Cash dividends declared on common stock ($0.88 per share)						(1,558)		(1,558)
Balance at December 31, 2014	$5,000	$-	$2,353	$19,740	$(2,114)	$26,009	$(2,998)	$47,990

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$4,017	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	871	677
Provision for loan losses	670	580
Amortization of premiums and accretion of discounts, net	252	225
Amortization of intangible assets and mortgage servicing rights	216	270
Realized gains on sales of available for sale securities, net	(758)	(340)
Net gains on sales of loans	-	(9)
Net gains on foreclosed real estate	(12)	(19)
Net gains on sales of bank premises and equipment	(15)	-
Originations of loans sold	-	(202)
Proceeds from the sale of loans	-	211
Restricted stock and stock option compensation	198	172
Increase in bank-owned life insurance, net	(327)	(329)
(Increase) decrease in accrued interest receivable	(77)	67
Decrease in deferred taxes	25	359
Decrease in prepaid expenses and other assets	203	851
Decrease in accrued interest payable	(93)	(150)
Increase in accrued expenses and other liabilities	355	565
Net cash provided by operating activities	5,525	6,736
Cash flows from investing activities
Loan originations and principal collections, net	(25,273)	(19,678)
Available for sale securities:
Sales	24,452	27,046
Maturities, repayments and calls	14,813	29,953
Purchases	(67,923)	(60,116)
Redemption (purchase) of federal bank stocks, net	1,571	(1,092)
Proceeds from the sale of bank premises and equipment	45	-
Purchases of premises and equipment	(3,735)	(3,807)
Proceeds from the sale of foreclosed real estate	139	249
Write-down of foreclosed real estate	-	29
Net cash used in investing activities	(55,911)	(27,416)
Cash flows from financing activities
Net increase (decrease) in deposits	69,813	(453)
Repayments on Federal Home Loan Bank advances	(5,000)	-
Net change in short-term borrowings	(17,650)	24,150
Redemption of preferred stock (Series B)	-	(5,000)
Proceeds from exercise of stock options, including tax benefit	79	47
Dividends paid	(1,658)	(1,830)
Net cash provided by financing activities	45,584	16,914
Net decrease in cash and cash equivalents	(4,802)	(3,766)
Cash and cash equivalents at beginning of period	16,658	20,424
Cash and cash equivalents at end of period	$11,856	$16,658

Supplemental information:
Interest paid	$3,120	$3,877
Income taxes paid	515	620

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	144	186
Syndicated national credits settled in subsequent period	3,018	-

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

Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks. Interest-earning deposits are generally short-term in nature and are carried at cost. Federal funds are generally sold or purchased for one day periods. Net cash flows are reported for loan and deposit transactions.

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

Securities (continued). Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost through earnings. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. For equity securities determined to be other-than-temporarily impaired, the entire amount of impairment is recognized through earnings.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the prior 12 quarters. Qualitative factors considered by management include national and local economic and business conditions, changes in the nature and volume of the loan portfolio, quality of loan review systems, and changes in trends, volume and severity of past due, nonaccrual and classified loans, and loss and recovery trends. The Corporation’s portfolio segments are as follows:

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

Commercial real estate Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to real estate markets such as geographic location and property type.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $124,000 and $107,000 at December 31, 2014 and 2013, respectively.

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

Recent Accounting Standards. In January 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to other real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified prospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Corporation’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS). The standard’s core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application for the fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.

In June 2014, the FASB issued new accounting guidance regarding share-based grants that require a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. An entity should apply existing guidance that relates to awards with performance conditions that affect vesting to account for such awards. The guidance may be applied prospectively or retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. This guidance will not have a material impact upon adoption as the Corporation has no share-based grants with performance targets that could be achieved after the requisite service period.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Standards (continued). In August 2014, the FASB issued new accounting guidance regarding the classification and measurement of foreclosed mortgage loans that are guaranteed by the government (including loans guaranteed by the FHA and the VA). The guidance addressed diversity in practice by requiring creditors to derecognize the mortgage loan upon foreclosure and to recognize a separate other receivable if the following conditions are net: (a) the government guarantee of the loan is not separate from the loan before foreclosure; (b) upon foreclosure, the creditor has the intent to convey the real estate to the guarantor and to make a claim on the guarantee, and also has the ability to make a recovery under the claim; and (c) claim amounts based on the fair value of the property are fixed upon foreclosure. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The transition method applied should be the same as the transition method applied upon implementation of the new accounting guidance issued in January 2014, described above, regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Corporation’s consolidated financial statements.

In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance is intended to incorporate into GAAP a requirement that management perform a going concern evaluation similar to the auditor’s evaluation required by standards issued by the Public Company Accounting Oversight Board (PCAOB) and American Institute of Certified Public Accountants (AICPA). The guidance is effective for all entities for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. Early application is permitted. The Corporation believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2015, the FASB issued new accounting guidance related to the simplification of the income statement presentation by eliminating the concept of extraordinary items. Presentation and disclosure requirements for items that are unusual in nature or infrequently occurring will be retained. The guidance may be applied prospectively or on a retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Entities that elect prospective application will be required, at transition, to disclose both the nature and amount of an item included in income from continuing operations after adoption that relates to an adjustment of an item previously separately classified and presented as an extraordinary item before adoption, if applicable. The Corporation does not currently report any extraordinary items on its income statement; therefore, the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate is fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The average dividend rate was 2.00% and 4.84%, respectively, for the years ended December 31, 2014 and 2013. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Notes to Consolidated Financial Statements (continued)

3.	Securities

The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
December 31, 2014:
U.S. Treasury and federal agency	$1,491	$-	$(35)	$1,456
U.S. government sponsored entities and agencies	35,452	10	(238)	35,224
U.S. agency mortgage-backed securities: residential	38,026	745	-	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	16	(963)	36,617
State and political subdivision	32,665	550	(191)	33,024
Corporate debt securities	2,006	-	(8)	1,998
Equity securities	2,356	415	-	2,771
	$149,560	$1,736	$(1,435)	$149,861
December 31, 2013:
U.S. Treasury and federal agency	$4,466	$-	$(298)	$4,168
U.S. government sponsored entities and agencies	23,637	-	(745)	22,892
U.S. agency mortgage-backed securities: residential	11,020	341	-	11,361
U.S. agency collateralized mortgage obligations: residential	41,751	2	(2,031)	39,722
State and political subdivision	36,657	830	(988)	36,499
Corporate debt securities	250	-	(9)	241
Equity securities	2,356	131	(66)	2,421
	$120,137	$1,304	$(4,137)	$117,304

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2014	2013
Proceeds	$24,452	$27,046
Gains	850	453
Losses	(92)	(113)
Tax provision related to gains	258	116

Notes to Consolidated Financial Statements (continued)

3.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$55	$55
Due after one year through five years	44,494	44,371
Due after five through ten years	25,372	25,587
Due after ten years	1,693	1,689
U.S. agency mortgage-backed securities: residential	38,026	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	36,617
	$147,204	$147,090

Securities with carrying values of $91.4 million and $62.4 million as of December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2014:
U.S. Treasury and federal agency	$-	$-	$1,456	$(35)	$1,456	$(35)
U.S. government sponsored entities and agencies	11,412	(51)	16,805	(187)	28,217	(238)
U.S. agency collateralized mortgage obligations: residential	2,715	(14)	30,594	(949)	33,309	(963)
State and political subdivision	5,154	(22)	10,221	(169)	15,375	(191)
Corporate debt securities	1,998	(8)	-	-	1,998	(8)
	$21,279	$(95)	$59,076	$(1,340)	$80,355	$(1,435)
December 31, 2013:
U.S. Treasury and federal agency	$4,168	$(298)	$-	$-	$4,168	$(298)
U.S. government sponsored entities and agencies	22,891	(745)	-	-	22,891	(745)
U.S. agency collateralized mortgage obligations: residential	33,805	(1,729)	4,982	(302)	38,787	(2,031)
State and political subdivision	13,262	(988)	-	-	13,262	(988)
Corporate debt securities	242	(9)	-	-	242	(9)
Equity securities	1,142	(66)	-	-	1,142	(66)
	$75,510	$(3,835)	$4,982	$(302)	$80,492	$(4,137)

Notes to Consolidated Financial Statements (continued)

3.	Securities (continued)

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

There were no equity securities in an unrealized loss position as of December 31, 2014. There were 111 debt securities in an unrealized loss position as of December 31, 2014, of which 74 were in an unrealized loss position for more than 12 months. Of these securities, 37 were state and political subdivisions securities, 23 were collateralized mortgage obligations, 12 were U.S. government sponsored entities and agencies and 2 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2014 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2014	2013
Mortgage loans on real estate:
Residential first mortgages	$107,173	$105,541
Home equity loans and lines of credit	89,106	87,928
Commercial real estate	110,810	101,499
	307,089	294,968
Other loans:
Commercial business	70,185	53,214
Consumer	7,598	9,117
	77,783	62,331
Total loans, gross	384,872	357,299
Less allowance for loan losses	5,224	4,869
Total loans, net	$379,648	$352,430

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)	Impaired Loans with
	Specific Allowance
				For the year ended
	As of December 31, 2014			December 31, 2014
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$171	$171	$27	$136	$12	$12
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,615	2,674	268	2,673	16	-
Commercial business	2,622	2,622	495	1,524	66	-
Consumer	-	-	-	-	-	-
Total	$6,408	$5,467	$790	$4,333	$94	$12

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2014		December 31, 2014
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$114	$114	$74	$2	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,254	855	839	15	4
Commercial business	51	51	250	1	1
Consumer	-	-	1,078	533	533
Total	$1,419	$1,020	$2,241	$551	$538

Impaired Loans with
Specific Allowance
For the year ended
	As of December 31, 2013			December 31, 2013
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$82	$82	$21	$49	$5	$4
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,462	2,521	181	3,202	13	13
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$3,544	$2,603	$202	$3,251	$18	$17

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2013		December 31, 2013
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$20	$20	$4	$1	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,074	675	584	5	5
Commercial business	336	336	354	-	-
Consumer	1,348	1,348	1,457	-	-
Total	$2,778	$2,379	$2,399	$6	$5

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Unpaid principal balance includes any loans that have been partially charged off but not forgiven. Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

Troubled debt restructurings (TDR). The Corporation has certain loans that have been modified in order to maximize collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, management grants a concession compared to the original terms and conditions of the loan that it would not have otherwise considered, the modified loan is classified as a TDR. Concessions related to TDRs generally do not include forgiveness of principal balances. The Corporation has no legal obligation to extend additional credit to borrowers with loans classified as TDRs.

At December 31, 2014 and 2013, the Corporation had $5.6 million and $2.5 million, respectively, of loans classified as TDR’s, which are included in impaired loans above. At December 31, 2014 and 2013, the Corporation had $513,000 and $56,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2014, the Corporation modified ten loans to be identified as TDRs. One commercial relationship consisting of seven loans with pre- and post-modification recorded investments of $2.4 million was modified as the Corporation granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these eight loans included reduced monthly payments through the notes’ maturities. At December 31, 2014, the Corporation had $285,000 of the allowance for loan losses allocated to this specific relationship.

Also during 2014, an additional relationship consisting of two commercial real estate loans with pre- and post-modification recorded investments of $2.1 million was modified as the Corporation granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. These loans were previously impaired with specific reserves allocated to them. At December 31, 2014 and 2013, the Corporation had allowance for loan losses allocated to this specific relationship of $126,000 and $145,000, respectively.

In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. At December 31, 2014, the Corporation had $7,000 of the allowance for loan losses allocated to this specific loan.

During the year ended December 31, 2013, the Corporation modified a residential mortgage loan with a pre- and post-modification recorded investment of $83,000 as a TDR due to financial difficulties experienced by the borrower. The modification included a reduction in the interest rate from 6.75% to 4.00% and a 65 month extension of the original term. At December 31, 2014 and 2013, the Corporation had allowance for loan losses allocated to this specific relationship of $20,000 and $21,000, respectively.

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Also during 2013, the Corporation recognized four loans to one borrower with a combined pre- and post-modification recorded investment of $474,000 as TDRs due to the discharge of the debtor in bankruptcy. Two of the loans are commercial real estate loans and two are commercial business loans and are secured by residential and commercial rental properties. The loans are collateral dependent for repayment. At December 31, 2014, the Corporation had $40,000 of the allowance for loan losses allocated to this specific relationship. At December 31, 2013, the Corporation did not have any of the allowance for loan losses allocated to these specific loans.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the years ended December 31, 2014 and 2013, there were no loans classified as TDRs which defaulted within twelve months of their modification.

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

Management has determined certain portions of the loan portfolio to be homogeneous in nature and assigns like reserve factors for the following loan pool types: residential real estate, home equity loans and lines of credit, and consumer installment and personal lines of credit. These homogeneous loans are not rated unless identified as impaired.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2014 and 2013:

(Dollar amounts in thousands)			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2014:
Residential first mortgages	$106,448	$-	$-	$725	$-	$107,173
Home equity and lines of credit	88,699	-	-	407	-	89,106
Commercial real estate	-	103,908	515	6,387	-	110,810
Commercial business	-	65,627	1,292	3,266	-	70,185
Consumer	7,598	-	-	-	-	7,598
Total	$202,745	$169,535	$1,807	$10,785	$-	$384,872

December 31, 2013:
Residential first mortgages	$104,983	$-	$-	$558	$-	$105,541
Home equity and lines of credit	87,868	-	-	60	-	87,928
Commercial real estate	-	93,973	256	7,270	-	101,499
Commercial business	-	50,008	674	2,532	-	53,214
Consumer	7,769	-	-	1,348	-	9,117
Total	$200,620	$143,981	$930	$11,768	$-	$357,299

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2014 and 2013:

(Dollar amounts in thousands)	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2014:
Residential first mortgages	$104,523	$1,523	$402	$78	$647	$107,173
Home equity and lines of credit	87,982	675	42	-	407	89,106
Commercial real estate	107,292	30	55	16	3,417	110,810
Commercial business	67,808	-	-	-	2,377	70,185
Consumer	7,545	41	12	-	-	7,598
Total loans	$375,150	$2,269	$511	$94	$6,848	$384,872

December 31, 2013:
Residential first mortgages	$103,821	$884	$278	$38	$520	$105,541
Home equity and lines of credit	87,302	394	172	-	60	87,928
Commercial real estate	98,095	516	22	-	2,866	101,499
Commercial business	52,581	258	-	24	351	53,214
Consumer	7,682	61	26	-	1,348	9,117
Total loans	$349,481	$2,113	$498	$62	$5,145	$357,299

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2014 and 2013:

(Dollar amounts in thousands)	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2014:
Residential first mortgages	$283	$-	$80	$284	$647
Home equity and lines of credit	33	18	-	356	407
Commercial real estate	2,848	-	-	569	3,417
Commercial business	2,151	-	188	38	2,377
Consumer	-	-	-	-	-
Total loans	$5,315	$18	$268	$1,247	$6,848

December 31, 2013:
Residential first mortgages	$88	$-	$82	$350	$520
Home equity and lines of credit	-	-	-	60	60
Commercial real estate	412	2,148	-	306	2,866
Commercial business	65	-	-	286	351
Consumer	1,348	-	-	-	1,348
Total loans	$1,913	$2,148	$82	$1,002	$5,145

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2014	2013
Balance at the beginning of the year	$4,869	$5,350
Provision for loan losses	670	580
Charge-offs	(364)	(1,130)
Recoveries	49	69
Balance at the end of the year	$5,224	$4,869

Notes to Consolidated Financial Statements (continued)

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2014 and 2013:

(Dollar amounts in thousands)		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2014:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(134)	(72)	(2)	(17)	(139)	(364)
Recoveries	-	1	18	7	23	49
Provision	166	(11)	(128)	524	119	670
Ending Balance	$955	$543	$2,338	$1,336	$52	$5,224

Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	268	495	-	790
Collectively evaluated for impairment	928	543	2,070	841	52	4,434

Total loans:
Individually evaluated for impairment	285	-	3,529	2,673	-	6,487
Collectively evaluated for impairment	106,888	89,106	107,281	67,512	7,598	378,385

December 31, 2013:
Beginning Balance	$828	$730	$3,090	$636	$66	$5,350
Charge-offs	(36)	(68)	(941)	-	(85)	(1,130)
Recoveries	1	-	8	18	42	69
Provision	130	(37)	293	168	26	580
Ending Balance	$923	$625	$2,450	$822	$49	$4,869

Ending ALL balance attributable to loans:
Individually evaluated for impairment	21	-	181	-	-	202
Collectively evaluated for impairment	902	625	2,269	822	49	4,667

Total loans:
Individually evaluated for impairment	102	-	3,196	336	1,348	4,982
Collectively evaluated for impairment	105,439	87,928	98,303	52,878	7,769	352,317

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

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $1.4 million and $1.0 million, respectively, at December 31, 2014, and $3.0 million and $984,000, respectively, at December 31, 2013. The decrease in FHLB capital stock was the result of decreased overnight borrowing activity during 2014. The FHLB repurchased capital stock totaling $2.4 million and $802,000, respectively, for the years ended December 31, 2014 and 2013.

Notes to Consolidated Financial Statements (continued)

6.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2014	2013
Land	$3,416	$1,623
Buildings and improvements	10,833	8,416
Leasehold improvements	1,105	1,108
Furniture, fixtures and equipment	6,851	6,383
Software	2,979	2,923
Construction in progress	1,670	3,425
	26,854	23,878
Less: accumulated depreciation and amortization	11,710	11,568
	$15,144	$12,310

Construction in progress at December 31, 2013 included $2.8 million in costs related to the construction of a full service branch banking office in Cranberry Township, Pennsylvania. This office opened in May 2014. The Corporation recorded capitalization of $53,000 of interest expense related to the construction of this office in each of the years ended December 31, 2014 and 2013.

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 were $871,000 and $677,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2014 and 2013 was $241,000 and $206,000, respectively. Rent commitments under non-cancelable long-term operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2015	$177
2016	161
2017	150
2018	167
2019	167
Thereafter	787
$1,609

Notes to Consolidated Financial Statements (continued)

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2014		2013
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,278	4,027	3,062
Total	$7,691	$3,278	$7,691	$3,062

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Corporation has selected November 30 as the date to perform the annual impairment test. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2014, the Corporation had positive equity and elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. No goodwill impairment charges were recorded in 2014 or 2013. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Also, in connection with the assumption of deposits related to the 2009 Titusville branch acquisition, the Bank recorded a core deposit intangible of $2.8 million during 2009. This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $216,000 and $270,000 in 2014 and 2013, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

Amortization
(Dollar amounts in thousands)	Expense
2015	$195
2016	195
2017	195
2018	164
2019	-
$749

Notes to Consolidated Financial Statements (continued)

8.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors. The Bank has granted loans to principal officers and directors and their affiliates amounting to $2.1 million and $1.4 million at December 31, 2014 and 2013, respectively. During 2014, total principal additions and total principal repayments associated with these loans were $870,000 and $164,000, respectively. Deposits from principal officers and directors held by the Bank at December 31, 2014 and 2013 totaled $5.0 million and $3.7 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2014 and 2013, amounts paid to affiliates for such services totaled $247,000 and $63,000, respectively.

9.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2014			2013
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	-	$111,282	22.2%	-	$104,269	24.1%
Interest bearing demand deposits	0.15%	269,402	53.7%	0.15%	221,412	51.3%
Time deposits	1.52%	121,135	24.1%	1.87%	106,325	24.6%
	0.45%	$501,819	100.0%	0.54%	$432,006	100.0%

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2015	$37,048	30.6%
2016	17,295	14.3%
2017	11,156	9.2%
2018	24,920	20.6%
2019	20,026	16.5%
Thereafter	10,690	8.8%
	$121,135	100.0%

Notes to Consolidated Financial Statements (continued)

9.	Deposits (continued)

The Corporation had a total of $28.0 million and $16.3 million in time deposits of $250,000 or more at December 31, 2014 and 2013, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2014 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$10,210
Over three months to six months	555
Over six months to twelve months	5,883
Over twelve months	11,356
$28,004

10.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

	2014			2013
		Average	Average		Average	Average
(Dollar amounts in thousands)	Balance	Balance	Rate	Balance	Balance	Rate
Due within 12 months	$6,500	$3,581	2.72%	$24,150	$9,381	0.60%
Due beyond 12 months but within 5 years	15,000	15,836	4.00%	20,000	20,000	4.01%
	$21,500	$19,417		$44,150	$29,381

Short-term borrowed funds at December 31, 2014 consisted of $3.5 million in FHLB overnight advances with a rate of 0.27% and $3.0 million outstanding on a line of credit with a correspondent bank at 4.25%, compared to short-term borrowed funds of $24.2 million at December 2013 which consisted of $22.0 million in FHLB overnight advance with a rate of 0.25% and $2.2 million outstanding on a line of credit with a correspondent bank with a rate of 4.25%

Long-term borrowed funds at December 31, 2014 consisted of three $5.0 million FHLB term advances totaling $15.0 million, compared to four $5.0 million FHLB advances totaling $20.0 million at December 31, 2013. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2014 totaled $200.0 million.

During the first quarter of 2014, the Corporation prepaid one of the $5.0 million FHLB term advances with a rate of 4.09%. The Corporation recognized a $550,000 prepayment penalty associated with this early repayment. The three remaining $5.0 million FHLB term advances each have a fixed rate of 0.93% and mature in November 2017. These three advances originally had rates of 4.98%, 4.83% and 4.68%, but were exchanged and modified in 2012 for advances with a rate of 0.93%. At the time of the exchange, prepayment penalties associated with the three advances totaled $2.3 million and were cash-settled with the FHLB at the time of modification. The Corporation is amortizing this prepayment penalty over the life of the new advances. At December 31, 2014, unamortized prepayment penalties totaled $1.3 million.

Notes to Consolidated Financial Statements (continued)

10.	Borrowed Funds (continued)

Before modification, the three advances totaling $15.0 million had a weighted average rate of 4.83%. After modification and including prepayment penalty amortization, the three advances have a weighted average rate of 3.98%.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2015	$6,500
2016	-
2017	15,000
2018	-
2019	-
Thereafter	-
$21,500

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $18.5 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $30.0 million, at December 31, 2014 was $151.2 million. In addition, the Corporation has $4.5 million of funds available on a line of credit through another correspondent bank.

11.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2014, $4.2 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $3.4 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2014, the Corporation had an outstanding balance on this line of $1.4 million.

Notes to Consolidated Financial Statements (continued)

11.	Regulatory Matters (continued)

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

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	December 31, 2014				December 31, 2013
	Consolidated		Bank		Consolidated		Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$51,159	14.47%	$52,329	14.84%	$47,711	15.10%	$48,222	15.34%
For capital adequacy purposes	28,293	8.00%	28,201	8.00%	25,269	8.00%	25,152	8.00%
To be well capitalized	N/A	N/A	35,251	10.00%	N/A	N/A	31,440	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$46,575	13.17%	$47,878	13.58%	$43,722	13.84%	$44,273	14.08%
For capital adequacy purposes	14,147	4.00%	14,101	4.00%	12,634	4.00%	12,576	4.00%
To be well capitalized	N/A	N/A	21,151	6.00%	N/A	N/A	18,864	6.00%
Tier 1 capital to average assets:
Actual	$46,575	7.99%	$47,878	8.25%	$43,722	8.45%	$44,273	8.58%
For capital adequacy purposes	23,325	4.00%	23,222	4.00%	20,690	4.00%	20,651	4.00%
To be well capitalized	N/A	N/A	29,028	5.00%	N/A	N/A	25,814	5.00%

Notes to Consolidated Financial Statements (continued)

12.	Commitments and Legal Contingencies

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

(Dollar amounts in thousands)	2014	2013
Current	$1,023	$554
Deferred	25	359
	$1,048	$913

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2014		2013
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,722	34.0%	$1,605	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(580)	(11.4)%	(583)	(12.3)%
Earnings on bank-owned life insurance	(111)	(2.2)%	(112)	(2.4)%
Other, net	17	0.3%	3	0.1%
Provision	$1,048	20.7%	$913	19.4%

Notes to Consolidated Financial Statements (continued)

13.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,735	$1,557
Funded status of pension plan	1,646	726
Deferred compensation	358	313
Stock compensation	166	154
Nonaccrual loan interest income	153	114
Securities impairment	149	149
Net unrealized loss on securities	-	963
Other	149	120
Gross deferred tax assets	4,356	4,096
Deferred tax liabilities:
Depreciation	765	670
Accrued pension liability	657	466
Intangible assets	307	281
Deferred loan fees	149	126
Net unrealized gains on securities	102	-
Other	72	79
Gross deferred tax liabilities	2,052	1,622
Net deferred tax asset	$2,304	$2,474

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

At December 31, 2014 and December 31, 2013, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2011.

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$6,386	$5,656
Actual return on plan assets	309	570
Employer contribution	500	500
Benefits paid	(344)	(340)
Fair value of plan assets at end of year	6,851	6,386
Change in benefit obligation:
Benefit obligation at beginning of year	7,643	7,989
Service cost	-	-
Interest cost	380	338
Actuarial loss	355	297
Effect of change in assumptions	2,215	(641)
Benefits paid	(344)	(340)
Benefit obligation at end of year	10,249	7,643
Funded status (plan assets less benefit obligation)	$(3,398)	$(1,257)
Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$3,232	$1,466
Accumulated prior service benefit	(36)	(56)
Amount recognized, end of year	$3,196	$1,410

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 16:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
Description	Total	Assets	Inputs
December 31, 2014:
Cash and cash equivalents	$565	$565	$-	$-
Fixed income	3,313	-	3,313	-
Equity securities - domestic	2,645	2,645	-	-
Equity securities - international	328	328	-	-
	$6,851	$3,538	$3,313	$-
December 31, 2013:
Cash and cash equivalents	$467	$467	$-	$-
Fixed income	2,751	-	2,751	-
Equity securities - domestic	2,826	2,826	-	-
Equity securities - international	342	342	-	-
	$6,386	$3,635	$2,751	$-

There were no significant transfers between Level 1 and Level 2 during 2014.

The accumulated benefit obligation for the defined benefit pension plan was $10.2 million and $7.6 million at December 31, 2014 and 2013, respectively. This increase resulted from a decline in discount rates and the utilization of updated mortality tables published by The Society of Actuaries’ Retirement Plans Experience Committee during 2014.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2014	2013
Interest cost	$380	$338
Expected return on plan assets	(502)	(446)
Amortization of prior service cost and net loss	58	114
Net periodic pension cost (benefit)	(64)	6
Amortization of prior service benefit and net loss	(58)	(114)
Net (gain) loss	2,764	(469)
Total recognized in other comprehensive income	2,706	(583)
Total recognized in net periodic benefit cost and other comprehensive income	$2,642	$(577)

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $163,000 as of December 31, 2014.

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2014	2013
Discount rate for net periodic benefit cost	4.86%	4.17%
Discount rate for benefit obligations	3.91%	4.86%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2014 and 2013, target allocation for 2015, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2015	2014	2013	2014
Equity Securities	40%	39%	46%	5.5%
Debt Securities	50%	53%	47%	1.8%
Other	10%	8%	7%	0.5%
	100%	100%	100%	7.75%

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

The Corporation expects to contribute approximately $500,000 to its pension plan in 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2015	$342
2016	345
2017	342
2018	332
2019	352
2020-2024	2,071
Thereafter	6,465
Benefit Obligation	$10,249

Notes to Consolidated Financial Statements (continued)

14.	Employee Benefit Plans (continued)

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2014 and 2013, matching contributions were $171,000 and $176,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2014 and 2013, the Corporation made profit sharing contributions of $100,000 and $99,000, respectively.

Supplemental Executive Retirement Plan

During 2003, the Corporation established a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Corporation’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement age of 65. As of December 31, 2014 and 2013, the Corporation’s SERP liability was $974,000 and $850,000, respectively. For the years ended December 31, 2014 and 2013, the Corporation recognized expense of $150,000 and $139,000, respectively, related to the SERP.

15.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 83,433 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock, of which 1,663 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

During 2014 and 2013, the Corporation granted restricted stock awards of 9,250 and 7,900 shares, respectively, with a face value of $227,000 and $201,000, respectively, based on the weighted-average grant date stock prices of $24.50 and $25.50, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. There were no stock options granted during 2014 or 2013. For the year ended December 31, 2014 and 2013 the Corporation recognized $198,000 and $172,000, respectively, in stock compensation expense.

Notes to Consolidated Financial Statements (continued)

15.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2014	25,800	$20.11
Granted	9,250	24.50
Vested	(9,500)	16.49
Forfeited	(100)	25.50
Nonvested as of December 31, 2014	25,450	$23.03

A summary of option activity under the Plan as of December 31, 2014, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)
Outstanding as of January 1, 2014	79,250	$24.79	$-	3.8
Granted	-	-	-	-
Exercised	(2,500)	19.30	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2014	76,750	$25.16	$54,720	2.7

Exercisable as of December 31, 2014	76,750	$25.16	$54,720	2.7

As of December 31, 2014, there was $378,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the next three years.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2014, the fair value of impaired loans consists of loan balances totaling $3.0 million, net of a valuation allowance of $596,000, compared to loan balances of $2.5 million, net of a valuation allowance of $181,000 at December 31, 2013. Additional provision for loan losses of $562,000 and $21,000 was recorded during the years ended December 31, 2014 and 2013, respectively, for these loans.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2014, the Corporation did not have any OREO measured at fair value. As of December 31, 2013, OREO measured at fair value less costs to sell had a net carrying amount of $80,000, which consisted of the outstanding balance of $104,000 less write-downs of $24,000.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2014:
U.S. Treasury and federal agency	$1,456	$1,456	$-	$-
U.S. government sponsored entities and agencies	35,224	-	35,224	-
U.S. agency mortgage-backed securities: residential	38,771	-	38,771	-
U.S. agency collateralized mortgage obligations: residential	36,617	-	36,617	-
State and political subdivision	33,024	-	33,024	-
Corporate debt securities	1,998	-	1,998	-
Equity securities	2,771	1,873	-	898
	$149,861	$3,329	$145,634	$898

December 31, 2013:
U.S. Treasury and federal agency	$4,168	$4,168	$-	$-
U.S. government sponsored entities and agencies	22,892	-	22,892	-
U.S. agency mortgage-backed securities: residential	11,361	-	11,361	-
U.S. agency collateralized mortgage obligations: residential	39,722	-	39,722	-
State and political subdivision	36,499	-	36,499	-
Corporate debt securities	241	241	-	-
Equity securities	2,421	1,768	-	653
	$117,304	$6,177	$110,474	$653

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2014 and 2013, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2014 and 2013:

(Dollar amounts in thousands)	2014	2013
Balance at the beginning of the period	$653	$653
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	245	-
Issuances	-	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$898	$653

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2014:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,865	-	-	1,865

	$2,360	$-	$-	$2,360

December 31, 2013:
Impaired commercial real estate loans	$2,340	$-	$-	$2,340
Other residential real estate owned	80	-	-	80

	$2,420	$-	$-	$2,420

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
December 31, 2014:

Impaired commercial real estate loans	$495	Sales comparison approach/	Adjustment for differences	10%
		Contractual provision of USDA loan	between comparable sales

Impaired commercial business loans	1,865	Liquidation value of business assets	Adjustment for differences	44% - 78%
			between comparable business assets
December 31, 2013:

Impaired commercial real estate loans	2,340	Sales comparison approach/	Adjustment for differences	0% - 10%
		Contractual provision of USDA loan	between comparable sales

Other residential real estate owned	80	Sales comparison approach	Adjustment for differences	10%
			between comparable sales

Notes to Consolidated Financial Statements (continued)

16.	Fair Values of Financial Instruments (continued)

The two tables above exclude two impaired residential mortgage loans totaling $143,000, two impaired commercial real estate loans totaling $1.9 million and a $262,000 commercial business loan classified as TDRs which were measured at fair value using a discounted cash flow methodology at December 31, 2014.

Included in impaired commercial real estate loans is a $344,000 loan guaranteed by the United States Department of Agriculture (USDA). The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk. The weighted average discount on impaired loans as of December 31, 2014 and 2013 was 41.7% and 1.5%, respectively.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)

	Carrying	Fair Value Measurements Using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014:
Financial Assets:
Cash and cash equivalents	$11,856	$11,856	$11,856	$-	$-
Securities available for sale	149,861	149,861	3,329	145,634	898
Loans, net	379,648	385,264	-	-	385,264
Federal bank stock	2,406	N/A	-	-	-
Accrued interest receivable	1,543	1,543	30	434	1,079
	545,314	548,524	15,215	146,068	387,241
Financial Liabilities:
Deposits	501,819	504,230	380,685	123,545	-
FHLB advances	21,500	22,338	-	22,338	-
Accrued interest payable	199	199	32	167	-
	523,518	526,767	380,717	146,050	-

December 31, 2013:
Financial Assets:
Cash and cash equivalents	$16,658	$16,658	$16,658	$-	$-
Securities available for sale	117,304	117,304	5,936	110,715	653
Loans, net	352,430	356,123	-	-	356,123
Federal bank stock	3,977	N/A	-	-	-
Accrued interest receivable	1,466	1,466	34	430	1,002
	491,835	491,551	22,628	111,145	357,778
Financial Liabilities:
Deposits	432,006	434,552	325,983	108,569	-
FHLB advances	44,150	45,241	-	45,241	-
Accrued interest payable	292	292	5	287	-
	476,448	480,085	325,988	154,097	-

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$3,651	$7,629	$2,661	$1,402
Unused lines of credit	2,065	44,703	1,012	47,291
	$5,716	$52,332	$3,673	$48,693

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit were $698,000 and $188,000 at December 31, 2014 and 2013, respectively. The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

17.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2014	2013

Assets:
Cash and cash equivalents	$20	$67
Securities available for sale	2,643	2,353
Equity in net assets of subsidiaries	49,138	45,636
Other assets	628	572

Total Assets	$52,429	$48,628

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,375	$1,375
Other short-term borrowed funds	3,000	2,150
Accrued expenses and other liabilities	64	31
Stockholders' equity	47,990	45,072

Total Liabilities and Stockholders' Equity	$52,429	$48,628

Condensed Statements of Income
(Dollar amounts in thousands)	2014	2013

Income:
Dividends from subsidiaries	$1,843	$4,872
Investment income	91	103

Total income	1,934	4,975

Expense:
Interest expense	139	72
Noninterest expense	441	396

Total expense	580	468

Income before income taxes and undistributed subsidiary income	1,354	4,507

Undistributed equity in (distribution in excess of) net income of subsidiary	2,562	(779)

Net income before income taxes	3,916	3,728

Income tax benefit	(101)	(80)

Net income	$4,017	$3,808

Comprehensive income (loss)	$4,299	$(42)

Notes to Consolidated Financial Statements (continued)

17.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2014	2013

Operating activities:
Net income	$4,017	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed equity in) distributions in excess of net income of subsidiary	(2,562)	779
Other, net	(773)	75
Net cash provided by operating activities	682	4,662

Financing activities:
Net change in borrowings	850	2,150
Redemption of preferred stock (Series B)	-	(5,000)
Proceeds from exercise of stock options, including tax benefit	79	47
Dividends paid	(1,658)	(1,830)
Net cash used in financing activities	(729)	(4,633)

Increase (decrease) in cash and cash equivalents	(47)	29
Cash and cash equivalents at beginning of period	67	38

Cash and cash equivalents at end of period	$20	$67

18.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $1.0 million and $996,000 for 2014 and 2013, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2014	2013

Penalties on prepayment of FHLB advances	$550	$-
Customer bank card processing	529	473
Telephone and data communications	417	314
Internet banking and bill pay	325	283
Travel, entertainment and conferences	302	283
Pennsylvania shares and use taxes	297	354
Printing and supplies	292	232
Marketing and advertising	261	188
Other	254	217
Subscriptions	237	205
Contributions	189	176
Correspondent bank and courier fees	172	143
Examinations	149	140
Postage and freight	97	143
Collections	58	44
Debit card loyalty program	53	150
Total other noninterest expenses	$4,182	$3,345

Notes to Consolidated Financial Statements (continued)

19.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended
	December 31,
	2014	2013
Earnings per common share - basic

Net income	$4,017	$3,808
Less: Preferred stock dividends and discount accretion	100	420
.
Net income available to common stockholders	$3,917	$3,388

Average common shares outstanding	1,771,052	1,762,618

Basic earnings per common share	$2.21	$1.92

Earnings per common share - diluted

Net income available to common stockholders	$3,917	$3,388

Average common shares outstanding	1,771,052	1,762,618
Add: Dilutive effects of assumed exercises of restricted stock and stock options	8,820	9,812

Average shares and dilutive potential common shares	1,779,872	1,772,430

Diluted earnings per common share	$2.20	$1.91

Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	67,000

20.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2014:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Total

Accumulated Other Comprehensive Income at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	2,569	(1,824)	745
Amounts reclassified from accumulated other comprehensive income	(500)	38	(462)
Net current period other comprehensive income	2,068	(1,786)	282

Accumulated Other Comprehensive Income at December 31, 2014	$198	$(3,196)	$(2,998)

Notes to Consolidated Financial Statements (continued)

20.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2014:

(Dollar amounts in thousands)	Amount
	Reclassified From	Affected Line Item in the
Details about Accumulated Other	Accumulated Other	Statement Where Net
Comprehensive Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$758	Gain on sale of securities
	(258)	Tax effect
	500	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$31	Compensation and employee benefits
Actuarial gains	(89)	Compensation and employee benefits
	(58)	Total before tax
	20	Tax effect
	(38)	Net of tax
Total reclassifications for the period	$462

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2013:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Total
Accumulated Other Comprehensive Income at January 1, 2013	$2,365	$(1,795)	$570
Other comprehensive income before reclassification	(4,011)	310	(3,701)
Amounts reclassified from accumulated other comprehensive income	(224)	75	(149)
Net current period other comprehensive income	(4,235)	385	(3,850)
Accumulated Other Comprehensive Income at December 31, 2013	$(1,870)	$(1,410)	$(3,280)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2013:

Notes to Consolidated Financial Statements (continued)

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

