Form 10-Q
period 2015-03-31
EMCLAIRE FINANCIAL CORP
filed 2015-05-11
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

N/A

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

The number of shares outstanding of the Registrant’s common stock was 1,783,858 at May 11, 2015.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of March 31, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014

Assets

Cash and due from banks	$2,889	$2,386
Interest earning deposits with banks	19,385	9,470
Cash and cash equivalents	22,274	11,856
Securities available for sale	151,553	149,861
Loans receivable, net of allowance for loan losses of $5,340 and $5,224	376,179	379,648
Federal bank stocks, at cost	2,114	2,406
Bank-owned life insurance	10,810	10,728
Accrued interest receivable	1,710	1,543
Premises and equipment, net	15,078	15,144
Goodwill	3,664	3,664
Core deposit intangible, net	700	749
Prepaid expenses and other assets	6,170	6,310

Total Assets	$590,252	$581,909

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$119,066	$111,282
Interest bearing	396,958	390,537
Total deposits	516,024	501,819
Short-term borrowed funds	3,000	6,500
Long-term borrowed funds	15,000	15,000
Accrued interest payable	197	199
Accrued expenses and other liabilities	6,970	10,401

Total Liabilities	541,191	533,919

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 1,884,375 and 1,882,675 shares issued; 1,782,358 and 1,780,658 shares outstanding, respectively	2,355	2,353
Additional paid-in capital	19,795	19,740
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	26,338	26,009
Accumulated other comprehensive loss	(2,313)	(2,998)

Total Stockholders' Equity	49,061	47,990

Total Liabilities and Stockholders' Equity	$590,252	$581,909

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three months ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	For the three months ended
	March 31,
	2015	2014

Interest and dividend income:
Loans receivable, including fees	$4,200	$4,030
Securities:
Taxable	524	404
Exempt from federal income tax	221	265
Federal bank stocks	74	35
Interest earning deposits with banks	15	11
Total interest and dividend income	5,034	4,745

Interest expense:
Deposits	546	561
Borrowed funds	182	180
Total interest expense	728	741

Net interest income	4,306	4,004
Provision for loan losses	169	163

Net interest income after provision for loan losses	4,137	3,841

Noninterest income:
Fees and service charges	349	378
Commissions on financial services	5	9
Title premiums	11	8
Net gain on sales of available for sale securities	-	658
Earnings on bank-owned life insurance	97	99
Other	317	287
Total noninterest income	779	1,439

Noninterest expense:
Compensation and employee benefits	2,069	1,943
Premises and equipment	668	600
Intangible asset amortization	49	57
Professional fees	201	163
Federal deposit insurance	97	88
Other	880	1,371
Total noninterest expense	3,964	4,222

Income before provision for income taxes	952	1,058
Provision for income taxes	171	217

Net income	781	841
Preferred stock dividends	25	25

Net income available to common stockholders	$756	$816

Basic earnings per common share	$0.42	$0.46
Diluted earnings per common share	0.42	0.46

Average common shares outstanding	1,781,416	1,769,389

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2015 and 2014

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2015	2014

Net income	$781	$841

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain arising during the period	1,038	1,231
Reclassification adjustment for gains included in net income	-	(658)
	1,038	573
Tax effect	(353)	(195)

Net of tax	685	378

Comprehensive income	$1,466	$1,219

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income	$781	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245	184
Provision for loan losses	169	163
Amortization of premiums, net	71	65
Amortization of intangible assets and mortgage servicing rights	49	57
Realized gains on sales of available for sale securities, net	-	(658)
Net gains on foreclosed real estate	(20)	(2)
Stock compensation expense	53	42
Increase in bank-owned life insurance, net	(82)	(83)
Increase in accrued interest receivable	(167)	(87)
Increase in prepaid expenses and other assets	(85)	(354)
Decrease in accrued interest payable	(2)	(37)
Increase (decrease) in accrued expenses and other liabilities	(414)	43
Net cash (used in) provided by operating activities	598	174

Cash flows from investing activities
Loan originations and principal collections, net	3,029	7,285
Settlement of syndicated national credits	(3,018)	-
Available for sale securities:
Sales	-	21,559
Maturities, repayments and calls	4,349	1,131
Purchases	(4,999)	(26,350)
Redemption of federal bank stocks	292	1,225
Proceeds from the sale of foreclosed real estate	86	29
Write-down of foreclosed real estate	3	-
Additions to premises and equipment	(179)	(713)
Net cash provided by investing activities	(437)	4,166

Cash flows from financing activities
Net increase in deposits	14,205	35,156
Repayments on Federal Home Loan Bank advances	-	(5,000)
Net change in short-term borrowings	(3,500)	(22,000)
Proceeds from exercise of stock options, including tax benefit	4	26
Dividends paid	(452)	(414)
Net cash provided by financing activities	10,257	7,768

Increase in cash and cash equivalents	10,418	12,108
Cash and cash equivalents at beginning of period	11,856	16,658
Cash and cash equivalents at end of period	$22,274	$28,766

Supplemental information:
Interest paid	$730	$778
Income taxes paid	100	-

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	197	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2015	2014

Balance at beginning of period	$47,990	$45,072

Net income	781	841

Other comprehensive income	685	378

Stock compensation expense	53	42

Dividends declared on preferred stock	(25)	(25)

Dividends declared on common stock	(427)	(389)

Exercise of stock options, including tax benefit	4	26

Balance at end of period	$49,061	$45,945

Common cash dividend per share	$0.24	$0.22

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2014, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate is fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The dividend rate was 2.0% for the quarters ended March 31, 2015 and 2014. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2015	2014
Earnings per common share - basic

Net income	$781	$841
Less: Preferred stock dividends	25	25
.
Net income available to common stockholders	$756	$816

Average common shares outstanding	1,781,416	1,769,389

Basic earnings per common share	$0.42	$0.46

Earnings per common share - diluted

Net income available to common stockholders	$756	$816

Average common shares outstanding	1,781,416	1,769,389
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	11,550	13,043

Average shares and dilutive potential common shares	1,792,966	1,782,432

Diluted earnings per common share	$0.42	$0.46

Stock options not considered in computing earnings per share because they were antidilutive	67,000	67,000

4.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
March 31, 2015:
U.S. Treasury and federal agency	$1,491	$-	$(11)	$1,480
U.S. government sponsored entities and agencies	38,455	67	(41)	38,481
U.S. agency mortgage-backed securities: residential	36,964	968	-	37,932
U.S. agency collateralized mortgage obligations: residential	36,356	58	(598)	35,816
State and political subdivisions	31,587	665	(55)	32,197
Corporate debt securities	3,005	4	(1)	3,008
Equity securities	2,356	317	(34)	2,639
	$150,214	$2,079	$(740)	$151,553
December 31, 2014:
U.S. Treasury and federal agency	$1,491	$-	$(35)	$1,456
U.S. government sponsored entities and agencies	35,452	10	(238)	35,224
U.S. agency mortgage-backed securities: residential	38,026	745	-	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	16	(963)	36,617
State and political subdivisions	32,665	550	(191)	33,024
Corporate debt securities	2,006	-	(8)	1,998
Equity securities	2,356	415	-	2,771
	$149,560	$1,736	$(1,435)	$149,861

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)

	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$55	$55
Due after one year through five years	43,942	44,095
Due after five through ten years	24,042	24,492
Due after ten years	6,499	6,524
Mortgage-backed securities: residential	36,964	37,932
Collateralized mortgage obligations: residential	36,356	35,816
	$147,858	$148,914

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2015:
U.S. Treasury and federal agency	$-	$-	$1,480	$(11)	$1,480	$(11)
U.S. government sponsored entities and agencies	2,992	(8)	9,965	(33)	12,957	(41)
U.S. agency collateralized mortgage obligations: residential	1,818	(8)	26,917	(590)	28,735	(598)
State and political subdivisions	559	(1)	3,228	(54)	3,787	(55)
Corporate debt securities	1,001	(1)	-	-	1,001	(1)
Equity securities	916	(34)	-	-	916	(34)
	$7,286	$(52)	$41,590	$(688)	$48,876	$(740)

December 31, 2014:
U.S. Treasury and federal agency	$-	$-	$1,456	$(35)	$1,456	$(35)
U.S. government sponsored entities and agencies	11,412	(51)	16,805	(187)	28,217	(238)
U.S. agency collateralized mortgage obligations: residential	2,715	(14)	30,594	(949)	33,309	(963)
State and political subdivisions	5,154	(22)	10,221	(169)	15,375	(191)
Corporate debt securities	1,998	(8)	-	-	1,998	(8)
	$21,279	$(95)	$59,076	$(1,340)	$80,355	$(1,435)

Gains on sales of available for sale securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months
	ended March 31,
	2015	2014

Proceeds	$-	$21,559
Gains	-	658
Tax provision related to gains	-	224

4.	Securities (continued)

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

There was one equity security in an unrealized loss position for less than 12 months as of March 31, 2015. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment security is in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of March 31, 2015 to be other-than-temporarily impaired.

There were 53 debt securities in an unrealized loss position as of March 31, 2015, of which 46 were in an unrealized loss position for more than 12 months. Of these 53 securities, 2 were U.S. Treasury securities, 10 were U.S. government sponsored entity and agency securities, 22 were government-backed collateralized mortgage obligations, 17 were state and political subdivision securities and 2 were corporate debt securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2015 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2015	2014

Mortgage loans on real estate:
Residential first mortgages	$106,251	$107,173
Home equity loans and lines of credit	87,761	89,106
Commercial real estate	112,407	110,810
	306,419	307,089
Other loans:
Commercial business	68,072	70,185
Consumer	7,028	7,598
	75,100	77,783
Total loans, gross	381,519	384,872
Less allowance for loan losses	5,340	5,224
Total loans, net	$376,179	$379,648

During 2014, the Corporation purchased four syndicated national credits (SNCs) each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $15,000 and other costs totaling $11,000 which are being amortized over the lives of the loans. The SNCs are recorded as commercial business loans and are collateralized by all business assets of the individual borrowers. These credits have been assigned allowance for loan losses equal to 125% of the Corporation’s normal allowance allocation for commercial business loans until sufficient historical performance data can be collected and analyzed. As of March 31, 2015, these SNC’s had an outstanding balance of $3.5 million.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2015:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the three months
	As of March 31, 2015			ended March 31, 2015
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$170	$170	$27	$170	$2	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,550	2,609	252	2,642	-	-
Commercial business	2,559	2,559	506	2,591	-	-
Consumer	-	-	-	-	-	-
Total	$6,279	$5,338	$785	$5,403	$2	$2

	Impaired Loans with No Specific Allowance
			For the three months
	As of March 31, 2015		ended March 31, 2015
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$111	$111	$112	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,208	809	832	5	5
Commercial business	51	51	51	2	2
Consumer	-	-	-	-	-
Total	$1,370	$971	$995	$7	$7

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2014:

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

At March 31, 2015 and December 31, 2014, the Corporation had $5.4 million and $5.6 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At March 31, 2015 and December 31, 2014, the Corporation had $496,000 and $513,000 of the allowance for loan losses allocated to these specific loans. At March 31, 2014, the Corporation had $2.5 million of loans classified as TDRs with $56,000 of the allowance for loan losses allocated to these specific loans.

During the three month periods ended March 31, 2015 and 2014, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month period ended March 31, 2015, there was a default on one $90,000 residential mortgage loan within 12 months following modification classified as a TDR at March 31, 2015. At March 31, 2015, this loan was 30-59 days past due. During the three month period ended March 31, 2014, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The reserve allocation for risk rated loan pools is developed by applying the following factors:

Historic: Management utilizes a computer model to develop the historical net charge-off experience which is used to formulate the assumptions employed in the migration analysis applied to estimate future losses in the portfolio. Outstanding balance and charge-off information are input into the model and historical loss migration rate assumptions are developed to apply to pass, special mention, substandard and doubtful risk rated loans. A twelve-quarter rolling weighted-average is utilized to estimate probable incurred losses in the portfolios.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

March 31, 2015:
Residential first mortgages	$105,158	$-	$-	$1,093	$-	$106,251
Home equity and lines of credit	87,016	-	-	745	-	87,761
Commercial real estate	-	105,368	496	6,543	-	112,407
Commercial business	-	64,095	102	3,693	182	68,072
Consumer	7,028	-	-	-	-	7,028
Total	$199,202	$169,463	$598	$12,074	$182	$381,519

December 31, 2014:
Residential first mortgages	$106,448	$-	$-	$725	$-	$107,173
Home equity and lines of credit	88,699	-	-	407	-	89,106
Commercial real estate	-	103,908	515	6,387	-	110,810
Commercial business	-	65,627	1,292	3,266	-	70,185
Consumer	7,598	-	-	-	-	7,598
Total	$202,745	$169,535	$1,807	$10,785	$-	$384,872

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

March 31, 2015:
Residential first mortgages	$104,215	$949	$-	$-	$1,087	$106,251
Home equity and lines of credit	86,753	263	-	231	514	87,761
Commercial real estate	109,003	81	-	-	3,323	112,407
Commercial business	65,730	-	24	-	2,318	68,072
Consumer	7,000	28	-	-	-	7,028
Total loans	$372,701	$1,321	$24	$231	$7,242	$381,519

December 31, 2014:
Residential first mortgages	$104,523	$1,523	$402	$78	$647	$107,173
Home equity and lines of credit	87,982	675	42	-	407	89,106
Commercial real estate	107,292	30	55	16	3,417	110,810
Commercial business	67,808	-	-	-	2,377	70,185
Consumer	7,545	41	12	-	-	7,598
Total loans	$375,150	$2,269	$511	$94	$6,848	$384,872

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2015:
Residential first mortgages	$188	$170	$-	$729	$1,087
Home equity and lines of credit	32	17	-	465	514
Commercial real estate	2,765	-	-	558	3,323
Commercial business	2,136	-	-	182	2,318
Consumer	-	-	-	-	-
Total loans	$5,121	$187	$-	$1,934	$7,242

December 31, 2014:
Residential first mortgages	$283	$-	$80	$284	$647
Home equity and lines of credit	33	18	-	356	407
Commercial real estate	2,848	-	-	569	3,417
Commercial business	2,151	-	188	38	2,377
Consumer	-	-	-	-	-
Total loans	$5,315	$18	$268	$1,247	$6,848

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended March 31, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(4)	(64)	-	-	(22)	(90)
Recoveries	-	4	5	20	8	37
Provision	137	128	(110)	4	10	169
Ending Balance	$1,088	$611	$2,233	$1,360	$48	$5,340

Three months ended March 31, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(78)	-	(2)	(17)	(35)	(132)
Recoveries	-	-	5	7	9	21
Provision	91	(6)	(232)	282	28	163
Ending Balance	$936	$619	$2,221	$1,094	$51	$4,921

At March 31, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	252	506	-	785
Collectively evaluated for impairment	1,061	611	1,981	854	48	4,555

Total loans:
Individually evaluated for impairment	281	-	3,418	2,610	-	6,309
Collectively evaluated for impairment	105,970	87,761	108,989	65,462	7,028	375,210

At December 31, 2014:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	268	495	-	790
Collectively evaluated for impairment	928	543	2,070	841	52	4,434

Total loans:
Individually evaluated for impairment	285	-	3,529	2,673	-	6,487
Collectively evaluated for impairment	106,888	89,106	107,281	67,512	7,598	378,385

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

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,327	4,027	3,278
Total	$7,691	$3,327	$7,691	$3,278

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2014 or in the first three months of 2015. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three month period ending March 31, 2015, the Corporation recorded intangible amortization expense totaling $49,000, compared to $57,000 for the same period in 2014.

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

A summary of option activity under the Plans as of March 31, 2015, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)
Outstanding as of January 1, 2015	76,750	$25.16	$-	2.7
Granted	-	-	-	-
Exercised	(250)	15.06	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2015	76,500	$25.19	$53,185	2.5
Exercisable as of March 31, 2015	76,500	$25.19	$53,185	2.5

7.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2015, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2015	25,450	$23.03
Granted	-	-
Vested	(1,450)	16.44
Forfeited	-	-
Nonvested as of March 31, 2015	24,000	$23.43

For the three month period ended March 31, 2015, the Corporation recognized $53,000 in stock compensation expense, compared to $42,000 for the same period in 2014. As of March 31, 2015, there was $325,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.	Employee Benefit Plans

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributory basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants.

The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan will not affect benefits earned by the participants prior to the date of the freeze. The Corporation recorded an expense associated with plan of $5,000 for the three month period ended March 31, 2015, compared to a benefit of $15,000 for the same period in 2014.

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Cash and cash equivalents – The carrying value of cash and due from banks and interest earning deposits with banks approximates fair value and are classified as Level 1.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2015, the fair value of impaired loans measured using the fair value of collateral consists of loan balances of $2.9 million, net of a valuation allowance of $601,000, compared to loan balances of $3.0 million, net of a valuation allowance of $596,000, at December 31, 2014. There was no additional provision for loan losses recorded for impaired loans during the three month period ended March 31, 2015. There was $272,000 of additional provision for loan losses recorded for impaired loans during the three month periods ended March 31, 2014.

9.	Fair Value (continued)

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $20,000, which was made up of the outstanding balance of $23,000 and write-downs of $3,000. At December 31, 2014, the Corporation had no OREO measured at fair value. There was $3,000 of expense recorded during the three months ended March 31, 2015 associated with the write-down of OREO, compared to $0 for the same period in 2014.

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

9.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2015:
U.S. Treasury and federal agency	$1,480	$1,480	$-	$-
U.S. government sponsored entities and agencies	38,481	-	38,481	-
U.S. agency mortgage-backed securities: residential	37,932	-	37,932	-
U.S. agency collateralized mortgage obligations: residential	35,816	-	35,816	-
State and political subdivision	32,197	-	32,197	-
Corporate debt securities	3,008	-	3,008	-
Equity securities	2,639	1,811	-	828
	$151,553	$3,291	$147,434	$828

December 31, 2014:
U.S. Treasury and federal agency	$1,456	$1,456	$-	$-
U.S. government sponsored entities and agencies	35,224	-	35,224	-
U.S. agency mortgage-backed securities: residential	38,771	-	38,771	-
U.S. agency collateralized mortgage obligations: residential	36,617	-	36,617	-
State and political subdivisions	33,024	-	33,024	-
Corporate debt securities	1,998	-	1,998	-
Equity securities	2,771	1,873	-	898
	$149,861	$3,329	$145,634	$898

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month period ended March 31, 2015 and 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2015 and 2014:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2015	2014
Balance at the beginning of the period	$898	$653
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	(70)	-
Issuances	-	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$828	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2015:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,794	-	-	1,794
Other residential real estate owned	20	-	-	20
	$2,309	$-	$-	$2,309
December 31, 2014:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,865	-	-	1,865
	$2,360	$-	$-	$2,360

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

		Valuation	Unobservable
(Dollar amounts in thousands)		Techniques(s)	Input (s)	Range
March 31, 2015:

Impaired commercial real estate loans	$495	Sales comparison approach/	Adjustment for differences	10%
		Contractual provision of USDA loan	between comparable sales

Impaired commercial business loans	1,794	Liquidation value of business assets	Adjustment for differences	45% - 79%
			between comparable business assets
Other residential real estate owned	20	Sales comparison approach	Adjustment for differences	10%
			between comparable sales
December 31, 2014:

Impaired commercial real estate loans	495	Sales comparison approach/	Adjustment for differences	10%
		Contractual provision of USDA loan	between comparable sales

Impaired commercial business loans	1,865	Liquidation value of business assets	Adjustment for differences	44% - 78%
			between comparable business assets

The two tables above exclude two impaired residential mortgage loans totaling $143,000, two impaired commercial real estate loans totaling $1.9 million and a $258,000 commercial business loan classified as TDRs which were measured using a discounted cash flow methodology at March 31, 2015.

Included in impaired commercial real estate loans is a loan guaranteed by the United States Department of Agriculture (USDA) with a balance of $344,000 as of March 31, 2015 and December 31, 2014, respectively. The guarantee covers 90% of the principal balance outstanding. In determining the fair value of this loan, the Corporation considered the contractual provisions of the loan and did not rely on the fair value of the underlying collateral. As such, the Corporation applied a 10% discount to the loan which represents the portion of the loan at risk.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2015:
Financial Assets:
Cash and cash equivalents	$22,274	$22,274	$22,274	$-	$-
Securities available for sale	151,553	151,553	3,291	147,434	828
Loans, net	376,179	382,490	-	-	382,490
Federal bank stock	2,114	N/A	N/A	N/A	N/A
Accrued interest receivable	1,710	1,710	44	492	1,174
	553,830	558,027	25,609	147,926	384,492
Financial Liabilities:
Deposits	516,024	517,930	395,247	122,683	-
Borrowed funds	18,000	18,789	-	18,789	-
Accrued interest payable	197	197	6	191	-
	534,221	536,916	395,253	141,663	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014:
Financial Assets:
Cash and cash equivalents	$11,856	$11,856	$11,856	$-	$-
Securities available for sale	149,861	149,861	3,329	145,634	898
Loans, net	379,648	385,264	-	-	385,264
Federal bank stock	2,406	N/A	N/A	N/A	N/A
Accrued interest receivable	1,543	1,543	30	434	1,079
	545,314	548,524	15,215	146,068	387,241
Financial Liabilities:
Deposits	501,819	504,230	380,685	123,545	-
Borrowed funds	21,500	22,338	-	22,338	-
Accrued interest payable	199	199	32	167	-
	523,518	526,767	380,717	146,050	-

10.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2015	$198	$(3,196)	$(2,998)
Other comprehensive income before reclassification	685	-	685
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income	685	-	685
Accumulated Other Comprehensive Income (Loss) at March 31, 2015	$883	$(3,196)	$(2,313)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and summarize the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Loss at January 1, 2014	$(1,870)	$(1,410)	$(3,280)
Other comprehensive income before reclassification	812	-	812
Amounts reclassified from accumulated other comprehensive income (loss)	(434)	-	(434)
Net current period other comprehensive income	378	-	378
Accumulated Other Comprehensive Loss at March 31, 2014	$(1,492)	$(1,410)	$(2,902)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Loss	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended March 31, 2014	Income is Presented
Unrealized gains and losses on available-for-sale securities	$658	Gain on sale of securities
	(224)	Tax expense
Total reclassifications for the period	$434	Net of tax

11.	New Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosures. The guidance requires reclassification of a consumer mortgage loan to other real estate owned upon obtaining legal title to the residential property, which could occur either through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The existence of a borrower redemption right will not prevent the lender from reclassifying a loan to other real estate once the lender obtains legal title to the property. In addition, entities are required to disclose the amount of foreclosed real estate properties and the recorded investment in residential real estate mortgage loans in the process of foreclosure on both an interim and annual basis. The guidance may be applied prospectively or on a modified prospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS). The standard’s core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application for the fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities are permitted to adopt one year earlier if they choose. The Corporation is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

In August 2014, the FASB issued new accounting guidance regarding the classification and measurement of foreclosed mortgage loans that are guaranteed by the government (including loans guaranteed by the FHA and the VA). The guidance addressed diversity in practice by requiring creditors to derecognize the mortgage loan upon foreclosure and to recognize a separate other receivable if the following conditions are net: (a) the government guarantee of the loan is not separate from the loan before foreclosure; (b) upon foreclosure, the creditor has the intent to convey the real estate to the guarantor and to make a claim on the guarantee, and also has the ability to make a recovery under the claim; and (c) claim amounts based on the fair value of the property are fixed upon foreclosure. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance may be applied prospectively or on a modified retrospective basis in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The transition method applied should be the same as the transition method applied upon implementation of the new accounting guidance issued in January 2014, described above, regarding the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three months ended March 31, 2015, compared to the same periods in 2014 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 26 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $8.3 million, or 1.4%, to $590.3 million at March 31, 2015 from $581.9 million at December 31, 2014. This increase resulted primarily from increases in cash and equivalents and securities of $10.4 million and $1.7 million, respectively, which were funded by a $14.2 million increase in customer deposits. This deposit increase also funded a $3.5 million decrease in borrowed funds.

Total liabilities increased $7.3 million, or 1.4%, to $541.2 million at March 31, 2015 from $533.9 million at December 31, 2014, resulting primarily from a $14.2 million increase in customer deposits, partially offset by a $3.5 million decrease in borrowed funds and a $3.4 million decrease in other liabilities. Deposit growth consisted of a $7.8 million, or 7.0%, increase in noninterest bearing deposits and a $6.4 million, or 1.6%, increase in interest bearing deposits. The decrease in borrowed funds resulted from the repayment of overnight borrowings totaling $3.5 million. Additionally, accrued expenses and other liabilities decreased $3.4 million, or 33.0%, to $7.0 million at March 31, 2015 from $10.4 million at December 31, 2014, resulting from the settlement of syndicated national credits totaling $3.0 million.

Stockholders’ equity increased $1.1 million, or 2.2%, to $49.1 million at March 31, 2015 from $48.0 million at December 31, 2014. Book value and tangible book value per common share were $24.72 and $22.27, respectively, at March 31, 2015, compared to $24.14 and $21.66, respectively, at December 31, 2014.

At March 31, 2015, the Bank was considered “well-capitalized” under the new Basel III capital rules with a Tier 1 leverage ratio, common equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.43%, 13.52%, 13.52% and 14.78%, respectively. The Bank was also considered “well-capitalized” at December 31, 2014 under the previous U.S. risk-based capital rules with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.25%, 14.84% and 13.58%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2015 and 2014

General. Net income decreased $60,000, or 7.1%, to $781,000 for the three months ended March 31, 2015 from $841,000 for the same period in 2014. This decrease was the result of a decrease in noninterest income of $660,000 and an increase in provision for loan losses of $6,000, partially offset by an increase in net interest income of $302,000 and a decrease in noninterest expense and provision for income taxes of $258,000 and $46,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $304,000, or 7.3%, to $4.5 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014. This increase can be attributed to an increase in tax equivalent interest income of $291,000 and a decrease in interest expense of $13,000.

Interest income. Interest income on a tax equivalent basis increased $291,000, or 5.9%, to $5.2 million for the three months ended March 31, 2015 from $4.9 million for the same period in 2014. This increase can be attributed to increases in interest earned on loans, securities, interest earning deposits with banks and dividends on federal bank stocks of $193,000, $55,000, $4,000 and $39,000, respectively.

Tax equivalent interest earned on loans receivable increased $193,000, or 4.7%, to $4.3 million for the three months ended March 31, 2015 compared to $4.1 million for the same period in 2014. This increase resulted from a $32.2 million, or 9.1% increase in average loans, accounting for an increase of $365,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 20 basis points to 4.53% for the three months ended March 31, 2015, versus 4.73% for the same period in 2014. This unfavorable yield variance accounted for a $172,000 decrease in interest income.

Tax equivalent interest earned on securities increased $55,000, or 7.1%, to $834,000 for the three months ended March 31, 2015 compared to $779,000 for the three months ended March 31, 2014. This increase resulted from a $28.3 million, or 23.2% increase in securities, accounting for an increase of $165,000 in interest income. Partially offsetting this favorable volume variance, the average yield on securities decreased 34 basis points to 2.25% for the three months ended March 31, 2015, versus 2.59% for the same period in 2014. This unfavorable yield variance accounted for an $110,000 decrease in interest income.

Interest earned on deposits with banks increased $4,000, or 36.4%, to $15,000 for the three months ended March 31, 2015 compared to $11,000 for the three months ended March 31, 2014. The average yield on these accounts increased 14 basis points to 0.51% for the three months ended March 31, 2015, versus 0.37% for the same period in 2014, accounting for a $4,000 increase in interest income.

Dividends on federal bank stocks increased $39,000 to $74,000 for the three months ended March 31, 2015 from $35,000 for the same period in 2014. This increased resulted from an increase in the average yield on federal bank stocks to 13.45% for the three months ended March 31, 2015, compared to 4.09% for the same period in 2014. The increase in the yield was the result of an increase in the FHLB’s quarterly dividend rate and a 2.50% special dividend paid by the FHLB during the first quarter of 2015. Partially offsetting this favorable yield variance, the average balance of federal bank stocks decreased $1.2 million, or 35.7%, accounting for a $16,000 decrease in interest income.

Interest expense. Interest expense decreased $13,000, or 1.8%, to $728,000 for the three months ended March 31, 2015 from $741,000 for the same period in 2014. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $15,000, partially offset by an increase in interest incurred on borrowed funds of $2,000.

Interest expense incurred on deposits decreased $15,000, or 2.7%, to $546,000 for the three months ended March 31, 2015 compared to $561,000 for the same period in 2014. The average cost of interest-bearing deposits decreased 11 basis points to 0.56% for the three months ended March 31, 2015, compared to 0.67% for the same period in 2014, resulting in a $95,000 decrease in interest expense. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $52.6 million, or 15.4%, to $392.9 million for the three months ended March 31, 2015, compared to $340.4 million for the same period in 2014 causing an $80,000 increase in interest expense. Average noninterest bearing deposits increased $7.7 million, or 7.3%, to $113.3 million from $105.6 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds increased $2,000, or 1.1%, to $182,000 for the three months ended March 31, 2015, compared to $180,000 for the same period in the prior year. The average cost of borrowed funds increased 87 basis points to 3.81% for the three months ended March 31, 2015, compared to 2.94% for the same period in 2014, resulting in a $44,000 increase in interest expense. Partially offsetting this unfavorable variance, the average balance of borrowed funds decreased $5.5 million, or 21.9%, to $19.4 million for the three months ended March 31, 2015, compared to $24.9 million for the same period in 2014 causing a $42,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$358,545	$3,985	4.51%	$333,655	$3,869	4.70%
Loans, tax exempt	25,377	307	4.91%	18,087	230	5.17%
Total loans receivable	383,922	4,292	4.53%	351,742	4,099	4.73%
Securities, taxable	117,228	524	1.81%	85,968	404	1.90%
Securities, tax exempt	33,074	310	3.80%	36,012	375	4.22%
Total securities	150,302	834	2.25%	121,980	779	2.59%
Interest-earning deposits with banks	11,995	15	0.51%	11,978	11	0.37%
Federal bank stocks	2,232	74	13.45%	3,469	35	4.09%
Total interest-earning cash equivalents	14,227	89	2.54%	15,447	46	1.21%
Total interest-earning assets	548,451	5,215	3.86%	489,169	4,924	4.08%
Cash and due from banks	2,372			2,115
Other noninterest-earning assets	32,577			30,366
Total Assets	$583,400			$521,650
Interest-bearing liabilities:
Interest-bearing demand deposits	$272,265	$101	0.15%	$225,174	$79	0.14%
Time deposits	120,650	445	1.50%	115,181	482	1.70%
Total interest-bearing deposits	392,915	546	0.56%	340,355	561	0.67%
Borrowed funds, short-term	4,420	33	3.02%	6,435	25	1.61%
Borrowed funds, long-term (1)	15,000	149	4.04%	18,441	155	3.41%
Total borrowed funds	19,420	182	3.81%	24,876	180	2.94%
Total interest-bearing liabilities	412,335	728	0.72%	365,231	741	0.82%
Noninterest-bearing demand deposits	113,254	-	-	105,555	-	-
Funding and cost of funds	525,589	728	0.56%	470,786	741	0.64%
Other noninterest-bearing liabilities	9,029			4,605
Total Liabilities	534,618			475,391
Stockholders' Equity	48,782			46,259
Total Liabilities and Stockholders' Equity	$583,400			$521,650
Net interest income		$4,487			$4,183
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.14%			3.26%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.32%			3.47%

(1)	Interest on long-term borrowed funds for the quarterly period ended March 31, 2014 was reduced by $29,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$365	$(172)	$193
Securities	165	(110)	55
Interest-earning deposits with banks	-	4	4
Federal bank stocks	(16)	55	39
Total interest-earning assets	514	(223)	291

Interest expense:
Interest-bearing deposits	80	(95)	(15)
Borrowed funds, short-term	(10)	18	8
Borrowed funds, long-term	(32)	26	(6)
Total interest-bearing liabilities	38	(51)	(13)
Net interest income	$476	$(172)	$304

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2015 and 2014 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2015	2014
Balance at the beginning of the period	$5,224	$4,869
Provision for loan losses	169	163
Charge-offs	(90)	(132)
Recoveries	37	21
Balance at the end of the period	$5,340	$4,921

Nonperforming loans	$7,473	$5,999
Nonperforming assets	7,725	6,079
Nonperforming loans to total loans	1.96%	1.71%
Nonperforming assets to total assets	1.31%	1.14%
Allowance for loan losses to total loans	1.40%	1.41%
Allowance for loan losses to non-performing loans	71.46%	82.03%

Nonperforming loans increased $1.5 million to $7.5 million at March 31, 2015 from $6.0 million at March 31, 2014. The increase in nonperforming loans was primarily due to a $2.4 million loan relationship being placed on nonaccrual status during the quarter ended June 30, 2014 due to the borrower’s inadequate cash flow, working capital and liquidity sources. This relationship, which is considered impaired, consists of six commercial business loans, one commercial real estate loan and one residential mortgage. The loans are secured by commercial real estate, residential real estate, equipment, accounts receivable and inventory. This relationship had specific reserves of $277,000 at March 31, 2015. In addition, a $525,000 loan relationship consisting of a residential mortgage and a home equity line of credit was placed on nonaccrual status during the quarter ended March 31, 2015 due to the borrower’s inadequate cash flow. The loans are secured by a personal residence. Partially offsetting these increases was the full payoff of a $1.3 million nonperforming loan during the fourth quarter of 2014 and other principal reductions resulting from credit workouts and repayments. Of the $7.5 million in nonperforming loans, $5.3 million were not past due at March 31, 2015. During the three months ended March 31, 2015, nonperforming loans increased $531,000, primarily due to the aforementioned residential mortgage and home equity line of credit being put on nonaccrual status.

As of March 31, 2015, the Corporation’s classified and criticized assets amounted to $12.8 million, or 2.2% of total assets, with $12.1 million classified as substandard, $598,000 identified as special mention and $182,000 identified as doubtful. This compares to classified and criticized assets of $12.6 million, or 2.2% of total assets, with $10.8 million classified as substandard and $1.8 million identified as special mention at December 31, 2014.

The provision for loan losses increased $6,000, or 3.7%, to $169,000 for the three months ended March 31, 2015 from $163,000 for the same period in the prior year. While the Corporation’s average loan balances increased $32.2 million for the three months ended March 31, 2015 compared to the same period in the prior year, the provision for loan losses only increased slightly due to a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios.

Noninterest income. Noninterest income decreased $660,000, or 45.9%, to $779,000 for the three months ended March 31, 2015, compared to $1.4 million for the same period in the prior year. This decrease resulted primarily from gains realized on the sale of securities totaling $658,000 during the first quarter of 2014 related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated security gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. The Corporation did not recognize any security gains during the first quarter of 2015. Excluding the gains on securities, noninterest income decreased $2,000 to $779,000 for the quarter ended March 31, 2015 from $781,000 for the same period in 2014 due to a decrease in fees and service charges of $29,000, partially offset by an increase in gains recorded on the sale of foreclosed assets of $30,000.

Noninterest expense. Noninterest expense decreased $258,000, or 6.1%, to $4.0 million for the three months ended March 31, 2015, compared to $4.2 million for the same period in the prior year. This decrease in noninterest expense can be attributed to decreases in other noninterest expense and intangible amortization of $491,000 and $8,000, respectively, partially offset by increases in compensation and employee benefits, premises and equipment, professional fees and FDIC expense of $126,000, $68,000, $38,000 and $9,000, respectively.

Compensation and employee benefits expense increased $126,000, or 6.5%, to $2.1 million for the three months ended March 31, 2015 compared to $1.9 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases and higher payroll taxes, employee benefit costs and employee retirement expenses.

Premises and equipment expense increased $68,000, or 11.3%, to $668,000 for the three months ended March 31, 2015 compared to $600,000 for the same period in the prior year. This increase is primarily related to an increase in depreciation costs associated with the Cranberry Township branch office which opened in May 2014, and the replacement of the Corporation’s fleet of automated teller machines during the fourth quarter of 2014.

Professional fees increased $38,000, or 23.3%, to $201,000 for the three months ended March 31, 2015 compared to $163,000 for the same period in the prior year.

The Corporation recognized $49,000 of core deposit intangible amortization expense during the first quarter of 2015 compared to $57,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance increased $9,000, or 10.2%, to $97,000 for the three months ended March 31, 2015 compared to $88,000 for the same period in the prior year.

Other noninterest expense decreased $491,000, or 35.8%, to $880,000 for the three months ended March 31, 2015 compared to $1.4 million for the same period in the prior year. During the three months ended March 31, 2014, the Corporation recorded a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt.

Noninterest expense for the three months ended March 31, 2015 included $122,000 in costs related to the Cranberry Township branch office which opened in May 2014, compared to $18,000 in costs recognized during the same period in 2014. Excluding the costs related to the new branch office and the aforementioned prepayment penalty, noninterest expense increased $188,000, or 5.1%, for the three months ended March 31, 2015 compared to the same period in the prior year.

Provision for income taxes. The provision for income taxes decreased $46,000, or 21.2%, to $171,000 for the three months ended March 31, 2015 compared to $217,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 18.0% for the first quarter of 2015 from 20.5% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 18.0% for the quarter ended March 31, 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2015, the Corporation used its sources of funds primarily to fund security purchases and loan advances and to repay borrowed funds. As of March 31, 2015, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $50.6 million, and standby letters of credit totaling $308,000.

At March 31, 2015, time deposits amounted to $120.8 million, or 23.4% of the Corporation’s total consolidated deposits, including approximately $30.3 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At March 31, 2015, the Corporation had borrowed funds of $18.0 million consisting of $15.0 million in long-term FHLB advances and a $3.0 million short-term advance on a line of credit with a correspondent bank. At March 31, 2015, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $154.7 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), phases out certain kinds of intangibles and instruments treated as capital and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank elected to opt-out of this regulatory capital provision. By opting out of the provision, the Bank retains what is known as the accumulated other comprehensive income filter. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 risk-weighted asset requirement into the prompt corrective action framework.

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for bank holding companies, such as the Corporation, effective January 1, 2015. However, in April 2015, the Federal Reserve raised from $500 million to $1 billion the asset size threshold that qualifies a bank holding company for coverage under the Federal Reserve’s Small Bank Holding Company Policy Statement, provided that it meets certain conditions. Among other things, a qualifying bank holding company is not subject to consolidated regulatory capital requirements. The Corporation qualifies for coverage under the Federal Reserve’s Small Bank Holding Company Policy Statement and, therefore, is not subject to consolidated regulatory capital requirements.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2014, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2015, the Corporation’s interest-earning assets maturing or repricing within one year totaled $176.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $164.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $11.5 million. At March 31, 2015, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 107.0%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 11, 2015	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 11, 2015	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

