Form 10-Q
period 2015-06-30
EMCLAIRE FINANCIAL CORP
filed 2015-08-10
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock was 2,134,858 at August 10, 2015.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of June 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014

Assets

Cash and due from banks	$2,684	$2,386
Interest earning deposits with banks	9,225	9,470
Cash and cash equivalents	11,909	11,856
Securities available for sale	146,715	149,861
Loans receivable, net of allowance for loan losses of $5,370 and $5,224	396,643	379,648
Federal bank stocks, at cost	2,512	2,406
Bank-owned life insurance	10,890	10,728
Accrued interest receivable	1,548	1,543
Premises and equipment, net	15,048	15,144
Goodwill	3,664	3,664
Core deposit intangible, net	652	749
Prepaid expenses and other assets	9,565	6,310

Total Assets	$599,146	$581,909

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$115,551	$111,282
Interest bearing	396,861	390,537
Total deposits	512,412	501,819
Short-term borrowed funds	7,500	6,500
Long-term borrowed funds	15,000	15,000
Accrued interest payable	187	199
Accrued expenses and other liabilities	7,146	10,401

Total Liabilities	542,245	533,919

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $5,000 liquidation value, 5,000 shares issued and outstanding	5,000	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,235,875 and 1,882,675 shares issued; 2,133,858 and 1,780,658 shares outstanding, respectively	2,795	2,353
Additional paid-in capital	27,573	19,740
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	26,811	26,009
Accumulated other comprehensive loss	(3,164)	(2,998)

Total Stockholders' Equity	56,901	47,990

Total Liabilities and Stockholders' Equity	$599,146	$581,909

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and six months ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans receivable, including fees	$4,470	$4,089	$8,670	$8,119
Securities:
Taxable	520	493	1,045	897
Exempt from federal income tax	214	253	435	518
Federal bank stocks	29	44	102	79
Interest earning deposits with banks	19	27	34	38
Total interest and dividend income	5,252	4,906	10,286	9,651
Interest expense:
Deposits	535	607	1,082	1,169
Borrowed funds	177	149	359	329
Total interest expense	712	756	1,441	1,498
Net interest income	4,540	4,150	8,845	8,153
Provision for loan losses	203	183	371	345
Net interest income after provision for loan losses	4,337	3,967	8,474	7,808
Noninterest income:
Fees and service charges	378	394	726	771
Commissions on financial services	5	13	10	22
Title premiums	6	15	17	24
Net gain on sales of available for sale securities	34	-	34	658
Earnings on bank-owned life insurance	97	93	194	192
Other	328	318	646	605
Total noninterest income	848	833	1,627	2,272
Noninterest expense:
Compensation and employee benefits	2,050	1,832	4,118	3,774
Premises and equipment	655	604	1,324	1,204
Intangible asset amortization	49	57	98	113
Professional fees	178	183	380	346
Federal deposit insurance	98	88	195	176
Other	981	942	1,861	2,314
Total noninterest expense	4,011	3,706	7,976	7,927
Income before provision for income taxes	1,174	1,094	2,125	2,153
Provision for income taxes	247	216	417	433
Net income	927	878	1,708	1,720
Preferred stock dividends	25	25	50	50
Net income available to common stockholders	$902	$853	$1,658	$1,670
Basic earnings per common share	$0.48	$0.48	$0.91	$0.94
Diluted earnings per common share	0.48	0.48	0.90	0.94
Average common shares outstanding	1,864,298	1,770,158	1,823,086	1,769,775

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2015 and 2014

(Dollar amounts in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$927	$878	$1,708	$1,720
Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	(1,256)	1,525	(218)	2,755
Reclassification adjustment for gains included in net income	(34)	-	(34)	(658)
	(1,290)	1,525	(252)	2,097
Tax effect	439	(519)	86	(713)
Net of tax	(851)	1,006	(166)	1,384
Comprehensive income	$76	$1,884	$1,542	$3,104

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income	$1,708	$1,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	386
Provision for loan losses	371	345
Amortization of premiums, net	166	127
Amortization of intangible assets and mortgage servicing rights	98	113
Realized gains on sales of available for sale securities, net	(34)	(658)
Net gains on foreclosed real estate	(18)	(14)
Stock compensation expense	108	84
Increase in bank-owned life insurance, net	(162)	(161)
Increase in accrued interest receivable	(5)	(64)
(Increase) decrease in prepaid expenses and other assets	(2,997)	169
Decrease in accrued interest payable	(12)	(39)
Increase (decrease) in accrued expenses and other liabilities	(237)	117
Net cash (used in) provided by operating activities	(514)	2,125

Cash flows from investing activities
Loan originations and principal collections, net	864	(8,531)
Purchase of residential mortgage loans	(14,647)	-
Settlement of syndicated national credits	(7,039)	-
Available for sale securities:
Sales	1,791	21,559
Maturities, repayments and calls	12,701	5,227
Purchases	(11,555)	(53,255)
(Purchase) redemption of federal bank stocks	(106)	1,186
Proceeds from the sale of foreclosed real estate	102	121
Write-down of foreclosed real estate	6	-
Additions to premises and equipment	(404)	(2,190)
Net cash used in investing activities	(18,287)	(35,883)

Cash flows from financing activities
Net increase in deposits	10,593	82,397
Repayments on Federal Home Loan Bank advances	-	(5,000)
Net change in short-term borrowings	1,000	(22,000)
Proceeds from exercise of stock options, including tax benefit	4	26
Dividends paid	(905)	(829)
Proceeds from the issuance of common stock	8,162	-
Net cash provided by financing activities	18,854	54,594

Increase in cash and cash equivalents	53	20,836
Cash and cash equivalents at beginning of period	11,856	16,658
Cash and cash equivalents at end of period	$11,909	$37,494

Supplemental information:
Interest paid	$1,453	$1,537
Income taxes paid	525	-

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	263	20

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Balance at beginning of period	$49,061	$45,945	$47,990	$45,072

Net income	927	878	1,708	1,720

Other comprehensive income	(851)	1,006	(166)	1,384

Stock compensation expense	55	42	108	84

Dividends declared on preferred stock	(25)	(25)	(50)	(50)

Dividends declared on common stock	(428)	(389)	(855)	(779)

Exercise of stock options, including tax benefit	-	-	4	26

Issuance of common stock (350,000 shares)	8,162	-	8,162	-

Balance at end of period	$56,901	$47,457	$56,901	$47,457

Cash dividend per common share	$0.24	$0.22	$0.48	$0.44

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

On June 10, 2015, the Corporation sold 350,000 shares of common stock, par value $1.25 per share, in a private offering to accredited individual and institutional investors at $23.50 per share. The Corporation realized $8.2 million in proceeds from the offering, net of $63,000 of direct costs relating to the offering.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank at that time. The dividend rate in the subsequent periods for the first two and one-half years through the quarter ending December 31, 2013 was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate varied from 1% to 5% per annum. For the two year period beginning January 1, 2014, the dividend rate is fixed at a rate of 2% per annum. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, beginning January 1, 2016, the dividend rate will be fixed at 9%. The dividend rate was 2.0% for the three and six month periods ended June 30, 2015 and 2014. Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

4.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings per common share - basic
Net income	$927	$878	$1,708	$1,720
Less: Preferred stock dividends	25	25	50	50
Net income available to common stockholders	$902	$853	$1,658	$1,670
Average common shares outstanding	1,864,298	1,770,158	1,823,086	1,769,775
Basic earnings per common share	$0.48	$0.48	$0.91	$0.94
Earnings per common share - diluted
Net income available to common stockholders	$902	$853	$1,658	$1,670
Average common shares outstanding	1,864,298	1,770,158	1,823,086	1,769,775
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	11,962	14,691	11,301	13,893
Average shares and dilutive potential common shares	1,876,260	1,784,849	1,834,387	1,783,668
Diluted earnings per common share	$0.48	$0.48	$0.90	$0.94
Stock options not considered in computing earnings per share because they were antidilutive	67,000	67,000	67,000	67,000

5.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
June 30, 2015:
U.S. Treasury and federal agency	$1,492	$-	$(24)	$1,468
U.S. government sponsored entities and agencies	36,458	41	(69)	36,430
U.S. agency mortgage-backed securities: residential	34,001	447	-	34,448
U.S. agency collateralized mortgage obligations: residential	34,955	19	(877)	34,097
State and political subdivisions	33,395	477	(261)	33,611
Corporate debt securities	4,010	1	(9)	4,002
Equity securities	2,356	360	(57)	2,659
	$146,667	$1,345	$(1,297)	$146,715
December 31, 2014:
U.S. Treasury and federal agency	$1,491	$-	$(35)	$1,456
U.S. government sponsored entities and agencies	35,452	10	(238)	35,224
U.S. agency mortgage-backed securities: residential	38,026	745	-	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	16	(963)	36,617
State and political subdivisions	32,665	550	(191)	33,024
Corporate debt securities	2,006	-	(8)	1,998
Equity securities	2,356	415	-	2,771
	$149,560	$1,736	$(1,435)	$149,861

5.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$-	$-
Due after one year through five years	50,470	50,585
Due after five through ten years	22,894	22,975
Due after ten years	1,990	1,951
Mortgage-backed securities: residential	34,001	34,448
Collateralized mortgage obligations: residential	34,955	34,097
	$144,310	$144,056

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2015:
U.S. Treasury and federal agency	$-	$-	$1,468	$(24)	$1,468	$(24)
U.S. government sponsored entities and agencies	13,826	(23)	9,951	(46)	23,777	(69)
U.S. agency collateralized mortgage obligations: residential	4,821	(35)	27,459	(842)	32,280	(877)
State and political subdivisions	11,277	(146)	3,726	(115)	15,003	(261)
Corporate debt securities	3,002	(8)	500	(1)	3,502	(9)
Equity securities	893	(57)	-	-	893	(57)
	$33,819	$(269)	$43,104	$(1,028)	$76,923	$(1,297)

December 31, 2014:
U.S. Treasury and federal agency	$-	$-	$1,456	$(35)	$1,456	$(35)
U.S. government sponsored entities and agencies	11,412	(51)	16,805	(187)	28,217	(238)
U.S. agency collateralized mortgage obligations: residential	2,715	(14)	30,594	(949)	33,309	(963)
State and political subdivisions	5,154	(22)	10,221	(169)	15,375	(191)
Corporate debt securities	1,998	(8)	-	-	1,998	(8)
	$21,279	$(95)	$59,076	$(1,340)	$80,355	$(1,435)

Gains on sales of available for sale securities for the three and six months ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Proceeds	$1,791	$-	$1,791	$21,559
Gains	34	-	34	658
Tax provision related to gains	12	-	12	224

5.	Securities (continued)

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

There was one equity security in an unrealized loss position for less than 12 months as of June 30, 2015. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment security is in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of June 30, 2015 to be other-than-temporarily impaired.

There were 105 debt securities in an unrealized loss position as of June 30, 2015, of which 49 were in an unrealized loss position for more than 12 months. Of these 49 securities, 2 were U.S. Treasury securities, 7 were U.S. government sponsored entity and agency securities, 22 were government-backed collateralized mortgage obligations, 17 were state and political subdivision securities and 1 was a corporate debt security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2015 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2015	2014

Mortgage loans on real estate:
Residential first mortgages	$122,587	$107,173
Home equity loans and lines of credit	89,679	89,106
Commercial real estate	112,087	110,810
	324,353	307,089
Other loans:
Commercial business	70,663	70,185
Consumer	6,997	7,598
	77,660	77,783

Total loans, gross	402,013	384,872
Less allowance for loan losses	5,370	5,224
Total loans, net	$396,643	$379,648

During the second quarter of 2015, the Corporation purchased four syndicated national credits (SNCs) each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $21,000 which is being amortized over the lives of the loans. During the third quarter of 2014, the Corporation purchased four SNCs each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $15,000 and other costs totaling $11,000 which are being amortized over the lives of the loans. The SNCs are recorded as commercial business loans and are collateralized by all business assets of the individual borrowers. Until sufficient historical performance data can be collected and analyzed, these credits are assigned allowance for loan losses equal to a multiple of the Corporation’s normal allowance allocation for Bank originated commercial business loans. During the six months ended June 30, 2015, the Corporation received $1.5 million in principal payments on these SNC’s, including one full payoff of $1.0 million. As of June 30, 2015, these SNC’s had a remaining outstanding balance of $6.5 million.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2015:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the three months
	As of June 30, 2015			ended June 30, 2015
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$169	$169	$27	$170	$2	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,538	2,597	216	2,603	49	41
Commercial business	1,159	1,159	342	1,859	118	106
Consumer	-	-	-	-	-	-
Total	$4,866	$3,925	$585	$4,632	$169	$149

	For the six months
	ended June 30, 2015
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$170	$4	$4
Home equity and lines of credit	-	-	-
Commercial real estate	2,627	49	41
Commercial business	2,113	118	106
Consumer	-	-	-
Total	$4,910	$171	$151

	Impaired Loans with No Specific Allowance
			For the three months
	As of June 30, 2015		ended June 30, 2015
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$55	$7	$7
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	805	406	608	1	1
Commercial business	73	73	62	-	-
Consumer	-	-	-	-	-
Total	$878	$479	$725	$8	$8

	For the six months
	ended June 30, 2015
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$75	$7	$7
Home equity and lines of credit	-	-	-
Commercial real estate	690	6	6
Commercial business	58	2	2
Consumer	-	-	-
Total	$823	$15	$15

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2015 and December 31, 2014, the Corporation had $2.7 million and $5.6 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At June 30, 2015 and December 31, 2014, the Corporation had $170,000 and $513,000 of the allowance for loan losses allocated to these specific loans.

During the three and six month periods ended June 30, 2015, the Corporation did not modify any loans as TDRs. During the three and six month periods ended June 30, 2014, the Corporation modified eleven additional loans to be identified as TDRs. One commercial relationship consisting of eight loans totaling $2.4 million was modified as the Bank granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these eight loans included reduced monthly payments through the notes’ maturities. An additional commercial real estate relationship consisting of two loans totaling $2.1 million was modified as the Bank granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. Because these loans were previously impaired with specific reserves allocated to them, there was no impact to the provision for loan losses for the three and six month periods ended June 30, 2014 as a result of the modifications.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six month periods ended June 30, 2015, there was a default on one $90,000 residential mortgage loan within 12 months following modification classified as a TDR at June 30, 2015. At June 30, 2015, this loan was 60-89 days past due. During the three and six month periods ended June 30, 2014, there were defaults on three loans classified as TDRs which totaled $426,000 at June 30, 2014. Of these loans, two were not past due and one was 30-59 days delinquent at June 30, 2014.

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
June 30, 2015:
Residential first mortgages	$121,574	$-	$-	$1,013	$-	$122,587
Home equity and lines of credit	89,091	-	-	588	-	89,679
Commercial real estate	-	105,968	97	6,022	-	112,087
Commercial business	-	68,528	317	1,818	-	70,663
Consumer	6,997	-	-	-	-	6,997
Total	$217,662	$174,496	$414	$9,441	$-	$402,013
December 31, 2014:
Residential first mortgages	$106,448	$-	$-	$725	$-	$107,173
Home equity and lines of credit	88,699	-	-	407	-	89,106
Commercial real estate	-	103,908	515	6,387	-	110,810
Commercial business	-	65,627	1,292	3,266	-	70,185
Consumer	7,598	-	-	-	-	7,598
Total	$202,745	$169,535	$1,807	$10,785	$-	$384,872

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
June 30, 2015:
Residential first mortgages	$120,634	$566	$374	$-	$1,013	$122,587
Home equity and lines of credit	88,904	187	-	12	576	89,679
Commercial real estate	108,945	234	-	-	2,908	112,087
Commercial business	69,504	-	213	-	946	70,663
Consumer	6,941	56	-	-	-	6,997

Total loans	$394,928	$1,043	$587	$12	$5,443	$402,013

December 31, 2014:
Residential first mortgages	$104,523	$1,523	$402	$78	$647	$107,173
Home equity and lines of credit	87,982	675	42	-	407	89,106
Commercial real estate	107,292	30	55	16	3,417	110,810
Commercial business	67,808	-	-	-	2,377	70,185
Consumer	7,545	41	12	-	-	7,598

Total loans	$375,150	$2,269	$511	$94	$6,848	$384,872

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2015:
Residential first mortgages	$77	$79	$90	$767	$1,013
Home equity and lines of credit	-	16	-	560	576
Commercial real estate	2,723	56	-	129	2,908
Commercial business	922	-	-	24	946
Consumer	-	-	-	-	-

Total loans	$3,722	$151	$90	$1,480	$5,443

December 31, 2014:
Residential first mortgages	$283	$-	$80	$284	$647
Home equity and lines of credit	33	18	-	356	407
Commercial real estate	2,848	-	-	569	3,417
Commercial business	2,151	-	188	38	2,377
Consumer	-	-	-	-	-

Total loans	$5,315	$18	$268	$1,247	$6,848

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2015:
Allowance for loan losses:
Beginning Balance	$1,088	$611	$2,233	$1,360	$48	$5,340
Charge-offs	-	(22)	-	(182)	(6)	(210)
Recoveries	-	25	6	-	6	37
Provision	170	8	(78)	104	(1)	203
Ending Balance	$1,258	$622	$2,161	$1,282	$47	$5,370

Six months ended June 30, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(4)	(85)	-	(182)	(29)	(300)
Recoveries	-	30	12	20	13	75
Provision	307	134	(189)	108	11	371
Ending Balance	$1,258	$622	$2,161	$1,282	$47	$5,370

June 30, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	216	342	-	585
Collectively evaluated for impairment	1,231	622	1,945	940	47	4,785
Total loans:
Individually evaluated for impairment	169	-	3,003	1,232	-	4,404
Collectively evaluated for impairment	122,418	89,679	109,084	69,431	6,997	397,609

At December 31, 2014:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	268	495	-	790
Collectively evaluated for impairment	928	543	2,070	841	52	4,434
Total loans:
Individually evaluated for impairment	285	-	3,529	2,673	-	6,487
Collectively evaluated for impairment	106,888	89,106	107,281	67,512	7,598	378,385

Three months ended June 30, 2014:
Allowance for loan losses:
Beginning Balance	$936	$619	$2,221	$1,094	$51	$4,921
Charge-offs	(19)	(14)	-	-	(33)	(66)
Recoveries	-	-	4	-	4	8
Provision	-	(137)	150	139	31	183
Ending Balance	$917	$468	$2,375	$1,233	$53	$5,046

Six months ended June 30, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(97)	(14)	(2)	(17)	(67)	(197)
Recoveries	-	-	9	7	13	29
Provision	91	(143)	(82)	421	58	345
Ending Balance	$917	$468	$2,375	$1,233	$53	$5,046

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,375	4,027	3,278
Total	$7,691	$3,375	$7,691	$3,278

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2014 or in the first six months of 2015. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2015, the Corporation recorded intangible amortization expense totaling $49,000 and $98,000, respectively, compared to $57,000 and $113,000, respectively, for the same periods in 2014.

8.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2015, 83,433 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of June 30, 2015, 1,663 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

A summary of option activity under the Plans as of June 30, 2015, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2015	76,750	$25.16	$-	2.7
Granted	-	-	-	-
Exercised	(250)	15.06	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2015	76,500	$25.19	$42,165	2.2
Exercisable as of June 30, 2015	76,500	$25.19	$42,165	2.2

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2015, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2015	25,450	$23.03
Granted	-	-
Vested	(2,950)	20.03
Forfeited	-	-
Nonvested as of June 30, 2015	22,500	$23.43

For the three and six month periods ended June 30, 2015, the Corporation recognized $55,000 and $108,000, respectively, in stock compensation expense, compared to $42,000 and $84,000, respectively for the same periods in 2014. As of June 30, 2015, there was $270,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

9.	Fair Value (continued)

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2015, the fair value of impaired loans measured using the fair value of collateral consisted of loan balances of $1.5 million, net of a valuation allowance of $408,000, compared to loan balances of $3.0 million, net of a valuation allowance of $596,000, at December 31, 2014. There was $235,000 of additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2015. There was $393,000 and $665,000 of additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2014.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $20,000, which was made up of the outstanding balance of $23,000 and write-downs of $3,000. At December 31, 2014, the Corporation had no OREO measured at fair value. There was $0 and $3,000 of expense recorded during the three and six months ended June 30, 2015 associated with the write-down of OREO, compared to $0 for the same periods in 2014.

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

9.	Fair Value (continued)

Accrued interest receivable and payable – The carrying value of accrued interest receivable and payable approximates fair value. The fair value classification is consistent with the related financial instrument.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2015:
U.S. Treasury and federal agency	$1,468	$1,468	$-	$-
U.S. government sponsored entities and agencies	36,430	-	36,430	-
U.S. agency mortgage-backed securities: residential	34,448	-	34,448	-
U.S. agency collateralized mortgage obligations: residential	34,097	-	34,097	-
State and political subdivision	33,611	-	33,611	-
Corporate debt securities	4,002	-	4,002	-
Equity securities	2,659	1,824	-	835
	$146,715	$3,292	$142,588	$835

December 31, 2014:
U.S. Treasury and federal agency	$1,456	$1,456	$-	$-
U.S. government sponsored entities and agencies	35,224	-	35,224	-
U.S. agency mortgage-backed securities: residential	38,771	-	38,771	-
U.S. agency collateralized mortgage obligations: residential	36,617	-	36,617	-
State and political subdivisions	33,024	-	33,024	-
Corporate debt securities	1,998	-	1,998	-
Equity securities	2,771	1,873	-	898
	$149,861	$3,329	$145,634	$898

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2015 and 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2015 and 2014:

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$828	$653	$898	$653
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	7	-	(63)	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$835	$653	$835	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2015:
Impaired commercial real estate loans	$571	$-	$-	$571
Impaired commercial business loans	563	-	-	563
Other residential real estate owned	20	-	-	20
	$1,154	$-	$-	$1,154

December 31, 2014:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,865	-	-	1,865
	$2,360	$-	$-	$2,360

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range

June 30, 2015:
Impaired commercial real estate loans	$571	Sales comparison approach	Adjustment for differences	10% - 30%
			between comparable sales
Impaired commercial business loans	563	Liquidation value of business assets	Adjustment for differences	71% - 83%
			between comparable business assets
Other residential real estate owned	20	Sales comparison approach	Adjustment for differences	10%
			between comparable sales
December 31, 2014:
Impaired commercial real estate loans	495	Sales comparison approach/	Adjustment for differences	10%
		Contractual provision of USDA loan	between comparable sales
Impaired commercial business loans	1,865	Liquidation value of business assets	Adjustment for differences	44% - 78%
			between comparable business assets

The two tables above exclude two impaired residential mortgage loans totaling $142,000, two impaired commercial real estate loans totaling $1.8 million and a $255,000 commercial business loan classified as TDRs which were measured using a discounted cash flow methodology at June 30, 2015.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

June 30, 2015:
Financial Assets:
Cash and cash equivalents	$11,909	$11,909	$11,909	$-	$-
Securities available for sale	146,715	146,715	3,292	142,588	835
Loans, net	396,643	403,326	-	-	403,326
Federal bank stock	2,512	N/A	N/A	N/A	N/A
Accrued interest receivable	1,548	1,548	28	443	1,077
	559,327	563,498	15,229	143,031	405,238
Financial Liabilities:
Deposits	512,412	514,842	395,284	119,558	-
Borrowed funds	22,500	22,087	-	22,087	-
Accrued interest payable	187	187	6	181	-
	535,099	537,116	395,290	141,826	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014:
Financial Assets:
Cash and cash equivalents	$11,856	$11,856	$11,856	$-	$-
Securities available for sale	149,861	149,861	3,329	145,634	898
Loans, net	379,648	385,264	-	-	385,264
Federal bank stock	2,406	N/A	N/A	N/A	N/A
Accrued interest receivable	1,543	1,543	30	434	1,079
	545,314	548,524	15,215	146,068	387,241
Financial Liabilities:
Deposits	501,819	504,230	380,685	123,545	-
Borrowed funds	21,500	22,338	-	22,338	-
Accrued interest payable	199	199	32	167	-
	523,518	526,767	380,717	146,050	-

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at April 1, 2015	$883	$(3,196)	$(2,313)

Other comprehensive income before reclassification	(829)	-	(829)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	-	(22)
Net current period other comprehensive income	(851)	-	(851)

Accumulated Other Comprehensive Income (Loss) at June 30, 2015	$32	$(3,196)	$(3,164)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended June 30,2015	Income is Presented
Unrealized gains and losses on available-for-sale securities	$34	Net gain on sale of available-for-sale securities
	(12)	Provision for income taxes
Total reclassifications for the period	$22	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Loss at April 1, 2014	$(1,492)	$(1,410)	$(2,902)
Other comprehensive income before reclassification	1,006	-	1,006
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current period other comprehensive income	1,006	-	1,006
Accumulated Other Comprehensive Loss at June 30, 2014	$(486)	$(1,410)	$(1,896)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended June 30, 2014	Income is Presented
Unrealized gains and losses on available-for-sale securities	$-	Net gain on sale of available-for-sale securities
	-	Provision for income taxes
Total reclassifications for the period	$-	Net of tax

10.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Loss at January 1, 2015	$198	$(3,196)	$(2,998)
Other comprehensive income before reclassification	(144)	-	(144)
Amounts reclassified from accumulated other comprehensive income	(22)	-	(22)
Net current period other comprehensive income	(166)	-	(166)
Accumulated Other Comprehensive Loss at June 30, 2015	$32	$(3,196)	$(3,164)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2015	Income is Presented
Unrealized gains and losses on available-for-sale securities	$34	Net gain on sale of available-for-sale securities
	(12)	Provision for income taxes
Total reclassifications for the period	$22	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income at January 1, 2014	$(1,870)	$(1,410)	$(3,280)
Other comprehensive income before reclassification	1,818	-	1,818
Amounts reclassified from accumulated other comprehensive income	(434)	-	(434)
Net current period other comprehensive income	1,384	-	1,384
Accumulated Other Comprehensive Loss at June 30, 2014	$(486)	$(1,410)	$(1,896)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2014	Income is Presented
Unrealized gains and losses on available-for-sale securities	$658	Net gain on sale of available-for-sale securities
	(224)	Provision for income taxes
Total reclassifications for the period	$434	Net of tax

11.	New Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries, the Bank and the Title Company, for the three and six months ended June 30, 2015, compared to the same periods in 2014 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 27 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $17.2 million, or 3.0%, to $599.1 million at June 30, 2015 from $581.9 million at December 31, 2014. This increase resulted primarily from a $17.0 million increase in loans receivable, which was driven by the purchase of $14.3 million in residential mortgage loans. This growth was funded by increases in customer deposits, borrowed funds and stockholders’ equity of $10.6 million, $1.0 million and $8.9 million.

Total liabilities increased $8.3 million, or 1.6%, to $542.2 million at June 30, 2015 from $533.9 million at December 31, 2014, resulting primarily from increases in customer deposits and borrowed funds of $10.6 million and $1.0 million, respectively, partially offset by a $3.3 million decrease in other liabilities. Deposit growth consisted of a $4.3 million, or 3.8%, increase in noninterest bearing deposits and a $10.3 million, or 3.8%, increase in non-maturing interest bearing deposits, partially offset by a $4.0 million, or 3.3%, decrease in time deposits. The increase in borrowed funds resulted from a $4.5 million increase in the Bank’s FHLB overnight borrowings, partially offset by the $3.0 million repayment of short term borrowings on the Corporation’s line of credit through another correspondent bank. Additionally, accrued expenses and other liabilities decreased $3.3 million, or 31.3%, to $7.1 million at June 30, 2015 from $10.4 million at December 31, 2014, resulting from the settlement of syndicated national credits totaling $3.0 million.

Stockholders’ equity increased $8.9 million, or 18.6%, to $56.9 million at June 30, 2015 from $48.0 million at December 31, 2014. During the quarter ended June 30, 2015, the Corporation successfully completed an $8.2 million private placement common stock offering and issued 350,000 shares of common stock. Book value and tangible book value per common share were $24.32 and $22.30, respectively, at June 30, 2015, compared to $24.14 and $21.66, respectively, at December 31, 2014.

At June 30, 2015, the Bank was considered “well-capitalized” under the new Basel III capital rules with a Tier 1 leverage ratio, common equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.56%, 13.53%, 13.53% and 14.79%, respectively. The Bank was also considered “well-capitalized” at December 31, 2014 under the previous U.S. risk-based capital rules with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.25%, 14.84% and 13.58%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2015 and 2014

General. Net income increased $49,000, or 5.6%, to $927,000 for the three months ended June 30, 2015 from $878,000 for the same period in 2014. This increase was the result of increases in net interest income and noninterest income of $390,000 and $15,000, respectively, partially offset by increases provision for loan losses, noninterest expense and provision for income taxes of $20,000, $305,000 and $31,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $384,000, or 8.9%, to $4.7 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014. This increase can be attributed to an increase in tax equivalent interest income of $340,000 and a decrease in interest expense of $44,000.

Interest income. Interest income on a tax equivalent basis increased $340,000, or 6.7%, to $5.4 million for the three months ended June 30, 2015 from $5.1 million for the same period in 2014. This increase can be attributed to a $393,000 increase in interest earned on loans, partially offset by decreases in interest earned on securities, interest earning deposits with banks and dividends on federal bank stocks of $30,000, $8,000 and $15,000, respectively.

Tax equivalent interest earned on loans receivable increased $393,000, or 9.4%, to $4.6 million for the three months ended June 30, 2015 compared to $4.2 million for the same period in 2014. This increase resulted from a $41.0 million, or 11.5% increase in average loans, accounting for an increase of $473,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 8 basis points to 4.62% for the three months ended June 30, 2015, versus 4.71% for the same period in 2014. This unfavorable yield variance accounted for an $80,000 decrease in interest income. Included in interest earned on loans receivable for the three months ended June 30, 2015, the Corporation recorded $145,000 of recovered interest related to the payoff of two nonperforming loan relationships totaling $2.8 million.

Tax equivalent interest earned on securities decreased $30,000, or 3.5%, to $820,000 for the three months ended June 30, 2015 compared to $850,000 for the three months ended June 30, 2014. This decrease resulted from a 20 basis point decrease in the average yield on securities to 2.20% for the three months ended June 30, 2015, versus 2.40% for the same period in 2014. This unfavorable yield variance accounted for a $73,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $7.5 million, or 5.3%, accounting for an increase of $43,000 in interest income.

Interest earned on deposits with banks decreased $8,000, or 29.6%, to $19,000 for the three months ended June 30, 2015 compared to $27,000 for the three months ended June 30, 2014. This decrease resulted from a $22.5 million decrease in the average balance of interest-earning deposits, accounting for a decrease of $22,000 in interest income. The average yield on these accounts increased 23 basis points to 0.52% for the three months ended June 30, 2015, versus 0.29% for the same period in 2014, accounting for a $14,000 increase in interest income.

Dividends on federal bank stocks decreased $15,000, or 34.1%, to $29,000 for the three months ended June 30, 2015 from $44,000 for the same period in 2014. This decrease resulted from a decrease in the average balance of federal bank stocks of $484,000, or 17.4%, accounting for a $7,000 decrease in interest income. Additionally, the average yield on federal bank stocks decreased to 5.05% for the three months ended June 30, 2015, compared to 6.33% for the same period in 2014, accounting for an $8,000 decrease in interest income.

Interest expense. Interest expense decreased $44,000, or 5.8%, to $712,000 for the three months ended June 30, 2015 from $756,000 for the same period in 2014. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $72,000, partially offset by an increase in interest incurred on borrowed funds of $28,000.

Interest expense incurred on deposits decreased $72,000, or 11.9%, to $535,000 for the three months ended June 30, 2015 compared to $607,000 for the same period in 2014. The average cost of interest-bearing deposits decreased 9 basis points to 0.54% for the three months ended June 30, 2015, compared to 0.63% for the same period in 2014, resulting in a $92,000 decrease in interest expense. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $13.4 million, or 3.5%, to $401.1 million for the three months ended June 30, 2015, compared to $387.7 million for the same period in 2014 causing a $20,000 increase in interest expense. Average noninterest bearing deposits increased $4.6 million, or 4.0%, to $118.9 million from $114.4 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds increased $28,000, or 18.8%, to $177,000 for the three months ended June 30, 2015, compared to $149,000 for the same period in the prior year. The average balance of borrowed funds increased $2.2 million, or 12.7%, to $19.3 million for the three months ended June 30, 2015, compared to $17.2 million for the same period in 2014 causing a $17,000 increase in interest expense. The increase in the average balance of borrowed funds resulted from increased overnight borrowings utilized by the Bank to support loan growth and general operating fluctuations. Additionally, the average cost of borrowed funds increased 19 basis points to 3.67% for the three months ended June 30, 2015, compared to 3.48% for the same period in 2014, resulting in an $11,000 increase in interest expense. Interest expense on long term borrowed funds for the three months ended June 30, 2014 was reduced by $24,000 related to capitalized interest costs on the construction of a new branch banking office in Cranberry Township, Pennsylvania, which opened in May 2014.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$371,078	$4,254	4.60%	$334,796	$3,903	4.68%
Loans, tax exempt	25,140	308	4.92%	20,450	266	5.22%
Total loans receivable	396,218	4,562	4.62%	355,246	4,169	4.71%

Securities, taxable	116,703	520	1.79%	106,789	493	1.85%
Securities, tax exempt	32,731	300	3.67%	35,141	357	4.07%
Total securities	149,434	820	2.20%	141,930	850	2.40%

Interest-earning deposits with banks	14,682	19	0.52%	37,192	27	0.29%
Federal bank stocks	2,304	29	5.05%	2,788	44	6.33%
Total interest-earning cash equivalents	16,986	48	1.13%	39,980	71	0.71%

Total interest-earning assets	562,638	5,430	3.87%	537,156	5,090	3.80%
Cash and due from banks	2,435			2,205
Other noninterest-earning assets	33,542			31,461

Total Assets	$598,615			$570,822

Interest-bearing liabilities:
Interest-bearing demand deposits	$281,312	$108	0.15%	$266,833	$106	0.16%
Time deposits	119,793	427	1.43%	120,846	501	1.66%
Total interest-bearing deposits	401,105	535	0.54%	387,679	607	0.63%

Borrowed funds, short-term	4,334	27	2.49%	2,150	23	4.31%
Borrowed funds, long-term (1)	15,000	150	4.01%	15,000	126	3.36%
Total borrowed funds	19,334	177	3.67%	17,150	149	3.48%

Total interest-bearing liabilities	420,439	712	0.68%	404,829	756	0.75%

Noninterest-bearing demand deposits	118,917	-	-	114,363	-	-

Funding and cost of funds	539,356	712	0.53%	519,192	756	0.58%

Other noninterest-bearing liabilities	8,316			4,819

Total Liabilities	547,672			524,011
Stockholders' Equity	50,943			46,811

Total Liabilities and Stockholders' Equity	$598,615			$570,822

Net interest income		$4,718			$4,334

Interest rate spread (difference between			3.19%			3.05%
weighted average rate on interest-earning
assets and interest-bearing liabilities)

Net interest margin (net interest			3.36%			3.24%
income as a percentage of average
interest-earning assets)

(1)	Interest on long-term borrowed funds for the quarterly period ended June 30, 2014 was reduced by $24,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$473	$(80)	$393
Securities	43	(73)	(30)
Interest-earning deposits with banks	(22)	14	(8)
Federal bank stocks	(7)	(8)	(15)

Total interest-earning assets	487	(147)	340

Interest expense:
Interest-bearing deposits	20	(92)	(72)
Borrowed funds, short-term	17	(13)	4
Borrowed funds, long-term	-	24	24

Total interest-bearing liabilities	37	(81)	(44)

Net interest income	$450	$(66)	$384

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2015 and 2014 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2015	2014
Balance at the beginning of the period	$5,340	$4,921
Provision for loan losses	203	183
Charge-offs	(210)	(66)
Recoveries	37	8
Balance at the end of the period	$5,370	$5,046

Nonperforming loans	$5,455	$7,692
Nonperforming assets	5,752	7,712
Nonperforming loans to total loans	1.36%	2.10%
Nonperforming assets to total assets	0.96%	1.32%
Allowance for loan losses to total loans	1.34%	1.38%
Allowance for loan losses to non-performing loans	98.44%	65.60%

Nonperforming loans decreased $2.2 million to $5.5 million at June 30, 2015 from $7.7 million at June 30, 2014. The decrease in nonperforming loans was primarily due to the full payoff of a $2.4 million loan relationship during the second quarter of 2015 which was placed on nonaccrual status during the quarter ended June 30, 2014. The relationship, which was considered impaired, consisted of six commercial business loans, one commercial real estate loan and one residential mortgage. Additionally, the Corporation received a full payoff of a $1.3 million nonperforming consumer loan during the fourth quarter of 2014. Partially offsetting these decreases, a $525,000 loan relationship consisting of a residential mortgage and a home equity line of credit was placed on nonaccrual status during the quarter ended March 31, 2015 due to the borrower’s inadequate cash flow. The loans are secured by a personal residence. In addition, a $1.1 million loan relationship consisting of two commercial business loans and one commercial real estate loan was placed on nonaccrual status during the quarter ended June 30, 2015 due to the borrower’s weakened financial position. The loans are secured by various assets of the business. Of the $5.5 million in nonperforming loans, $3.7 million were not past due at June 30, 2015. During the three months ended June 30, 2015, nonperforming loans decreased $2.0 million, primarily due to the aforementioned loan payoffs.

As of June 30, 2015, the Corporation’s classified and criticized assets amounted to $9.9 million, or 1.6% of total assets, with $9.4 million classified as substandard and $414,000 identified as special mention. This compares to classified and criticized assets of $12.6 million, or 2.2% of total assets, with $10.8 million classified as substandard and $1.8 million identified as special mention at December 31, 2014.

The provision for loan losses increased $20,000, or 10.9%, to $203,000 for the three months ended June 30, 2015 from $183,000 for the same period in the prior year. While the Corporation’s average loan balances increased $41.0 million for the three months ended June 30, 2015 compared to the same period in the prior year, the provision for loan losses only increased slightly due to a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios and the payoff of the $2.4 million aforementioned loan relationship which previously had $277,000 of specific reserves allocated.

Noninterest income. Noninterest income increased $15,000, or 1.8%, to $848,000 for the three months ended June 30, 2015, compared to $833,000 for the same period in the prior year. This increase resulted primarily from gains realized on the sale of securities totaling $34,000 during the second quarter of 2015. The Corporation did not recognize any security gains during the second quarter of 2014. Excluding the gains on securities, noninterest income decreased $19,000 to $814,000 for the quarter ended June 30, 2015 from $833,000 for the same period in 2014 due primarily to a decrease in fees and service charges of $16,000.

Noninterest expense. Noninterest expense increased $305,000, or 8.2%, to $4.0 million for the three months ended June 30, 2015, compared to $3.7 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, FDIC expense and other noninterest expense of $218,000, $51,000, $10,000 and $39,000, respectively, partially offset by decreases in intangible amortization and professional fees of $8,000 and $5,000, respectively.

Compensation and employee benefits expense increased $218,000, or 11.9%, to $2.1 million for the three months ended June 30, 2015 compared to $1.8 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases and higher payroll taxes, stock compensation expense and incentive compensation expense.

Premises and equipment expense increased $51,000, or 8.4%, to $655,000 for the three months ended June 30, 2015 compared to $604,000 for the same period in the prior year. This increase is primarily related to an increase in depreciation costs associated with the Cranberry Township branch office which opened in May 2014, and the replacement of the Corporation’s fleet of automated teller machines during the fourth quarter of 2014.

Other noninterest expense increased $39,000, or 4.1%, to $981,000 for the three months ended June 30, 2015 compared to $942,000 for the same period in the prior year.

The Corporation recognized $49,000 of core deposit intangible amortization expense during the second quarter of 2015 compared to $57,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Noninterest expense for the three months ended June 30, 2015 included $101,000 in costs related to the Cranberry Township branch office which opened in May 2014, compared to $89,000 in costs recognized during the same period in 2014.

Provision for income taxes. The provision for income taxes increased $31,000, or 14.6%, to $247,000 for the three months ended June 30, 2015 compared to $216,000 for the same period in the prior year. The Corporation’s effective tax rate increased to 21.0% for the second quarter of 2015 from 19.7% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 21.0% for the quarter ended June 30, 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Six Months Ended June 30, 2015 and 2014

General. Net income decreased $12,000 at $1.7 million for the six months ended June 30, 2015 and 2014. This decrease was the result of a decrease in noninterest income of $645,000 and increases in provision for loan losses and noninterest expense of $26,000 and $49,000, respectively, partially offset by an increase in net interest income of $692,000 and a decrease in provision for income taxes of $16,000.

Net interest income. Net interest income on a tax equivalent basis increased $689,000, or 8.1%, to $9.2 million for the six months ended June 30, 2015 from $8.5 million for the six months ended June 30, 2014. This increase can be attributed to an increase in tax equivalent interest income of $631,000 and a decrease in interest expense of $58,000.

Interest income. Interest income on a tax equivalent basis increased $631,000, or 6.3%, to $10.6 million for the six months ended June 30, 2015 from $10.0 million for the same period in 2014. This increase can be attributed to increases in interest earned on loans, securities and dividends on federal bank stocks of $585,000, $27,000 and $23,000, respectively, partially offset by a decrease in interest earned on interest earning deposits with banks of $4,000.

Tax equivalent interest earned on loans receivable increased $585,000, or 7.1%, to $8.9 million for the six months ended June 30, 2015 compared to $8.3 million for the same period in 2014. This increase resulted from a $36.6 million, or 10.4% increase in average loans, accounting for an increase of $836,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 14 basis points to 4.58% for the six months ended June 30, 2015, versus 4.72% for the same period in 2014. This unfavorable yield variance accounted for a $251,000 decrease in interest income. Included in interest earned on loans receivable for the six months ended June 30, 2015, the Corporation recorded $145,000 of recovered interest related to the payoff of two nonperforming loan relationships totaling $2.8 million.

Tax equivalent interest earned on securities increased $27,000, or 1.7%, to $1.7 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014. This increase resulted from a $17.9 million, or 13.5% increase in securities, accounting for an increase of $208,000 in interest income. Partially offsetting this favorable volume variance, the average yield on securities decreased 26 basis points to 2.23% for the six months ended June 30, 2015, versus 2.49% for the same period in 2014. This unfavorable yield variance accounted for an $181,000 decrease in interest income.

Dividends on federal bank stocks increased $23,000 to $102,000 for the six months ended June 30, 2015 from $79,000 for the same period in 2014. This increased resulted from an increase in the average yield on federal bank stocks to 9.07% for the six months ended June 30, 2015, compared to 5.10% for the same period in 2014. The increase in the yield was the result of an increase in the FHLB’s quarterly dividend rate and a 2.50% special dividend paid by the FHLB during the first quarter of 2015. Partially offsetting this favorable yield variance, the average balance of federal bank stocks decreased $859,000, or 27.5%, accounting for a $26,000 decrease in interest income.

Interest earned on deposits with banks decreased $4,000, or 10.5%, to $34,000 for the six months ended June 30, 2015 compared to $38,000 for the six months ended June 30, 2014. The average balance of these accounts decreased $11.4 million, or 45.9%, accounting for a decrease of $22,000 in interest income. Partially offsetting the unfavorable volume variance, the average yield on these accounts increased 20 basis points to 0.51% for the six months ended June 30, 2015, versus 0.31% for the same period in 2014, accounting for a $18,000 increase in interest income.

Interest expense. Interest expense decreased $58,000, or 3.9%, to $1.4 million for the six months ended June 30, 2015 from $1.5 million for the same period in 2014. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $88,000, partially offset by an increase in interest incurred on borrowed funds of $30,000.

Interest expense incurred on deposits decreased $88,000, or 7.5%, to $1.1 million for the six months ended June 30, 2015 compared to $1.2 million for the same period in 2014. The average cost of interest-bearing deposits decreased 10 basis points to 0.55% for the six months ended June 30, 2015, compared to 0.65% for the same period in 2014, resulting in a $188,000 decrease in interest expense. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $32.9 million, or 9.0%, to $397.1 million for the six months ended June 30, 2015, compared to $364.2 million for the same period in 2014 causing a $100,000 increase in interest expense. Average noninterest bearing deposits increased $6.1 million, or 5.6%, to $116.1 million from $110.0 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds increased $30,000, or 9.1%, to $359,000 for the six months ended June 30, 2015, compared to $329,000 for the same period in the prior year. The average cost of borrowed funds increased 58 basis points to 3.74% for the six months ended June 30, 2015, compared to 3.16% for the same period in 2014, resulting in a $59,000 increase in interest expense. Partially offsetting this unfavorable variance, the average balance of borrowed funds decreased $1.6 million, or 7.7%, to $19.4 million for the six months ended June 30, 2015, compared to $21.0 million for the same period in 2014 causing a $29,000 decrease in interest expense. Interest expense on long term borrowed funds for the six months ended June 30, 2014 was reduced by $53,000 related to capitalized interest costs on the construction of a new branch banking office in Cranberry Township, Pennsylvania, which opened in May 2014.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$364,868	$8,238	4.55%	$334,252	$7,772	4.69%
Loans, tax exempt	25,258	616	4.92%	19,277	497	5.20%
Total loans receivable	390,126	8,854	4.58%	353,529	8,269	4.72%

Securities, taxable	116,960	1,045	1.80%	96,417	897	1.88%
Securities, tax exempt	32,894	610	3.74%	35,559	731	4.15%
Total securities	149,854	1,655	2.23%	131,976	1,628	2.49%

Interest-earning deposits with banks	13,369	34	0.51%	24,724	38	0.31%
Federal bank stocks	2,267	102	9.07%	3,126	79	5.10%
Total interest-earning cash equivalents	15,636	136	1.75%	27,850	117	0.85%

Total interest-earning assets	555,616	10,645	3.86%	513,355	10,014	3.93%
Cash and due from banks	2,403			2,162
Other noninterest-earning assets	33,007			30,914

Total Assets	$591,026			$546,431

Interest-bearing liabilities:
Interest-bearing demand deposits	$276,825	$209	0.15%	$246,199	$186	0.15%
Time deposits	120,233	872	1.46%	118,002	983	1.68%
Total interest-bearing deposits	397,058	1,081	0.55%	364,201	1,169	0.65%

Borrowed funds, short-term	4,369	60	2.76%	4,298	49	2.28%
Borrowed funds, long-term (1)	15,000	299	4.03%	16,685	280	3.39%
Total borrowed funds	19,369	359	3.74%	20,983	329	3.16%

Total interest-bearing liabilities	416,427	1,440	0.70%	385,184	1,498	0.78%

Noninterest-bearing demand deposits	116,128	-	-	110,008	-	-

Funding and cost of funds	532,555	1,440	0.55%	495,192	1,498	0.61%

Other noninterest-bearing liabilities	8,626			4,705

Total Liabilities	541,181			499,897
Stockholders' Equity	49,845			46,534

Total Liabilities and Stockholders' Equity	$591,026			$546,431

Net interest income		$9,205			$8,516

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.16%			3.15%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.34%			3.35%

(1)	Interest on long-term borrowed funds for the six month period ended June 30, 2014 was reduced by $53,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2015 versus 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$836	$(251)	$585
Securities	208	(181)	27
Interest-earning deposits with banks	(22)	18	(4)
Federal bank stocks	(26)	49	23

Total interest-earning assets	996	(365)	631

Interest expense:
Interest-bearing deposits	100	(188)	(88)
Borrowed funds, short-term	1	10	11
Borrowed funds, long-term	(30)	49	19

Total interest-bearing liabilities	71	(129)	(58)

Net interest income	$925	$(236)	$689

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2015 and 2014 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2015	2014
Balance at the beginning of the period	$5,224	$4,869
Provision for loan losses	371	345
Charge-offs	(300)	(197)
Recoveries	75	29
Balance at the end of the period	$5,370	$5,046

Non-performing loans	$5,455	$7,692
Non-performing assets	5,752	7,712
Non-performing loans to total loans	1.36%	2.10%
Non-performing assets to total assets	0.96%	1.32%
Allowance for loan losses to total loans	1.34%	1.38%
Allowance for loan losses to non-performing loans	98.44%	65.60%

Nonperforming loans decreased $2.2 million to $5.5 million at June 30, 2015 from $7.7 million at June 30, 2014. The decrease in nonperforming loans was primarily due to the full payoff of a $2.4 million loan relationship during the second quarter of 2015 which was placed on nonaccrual status during the quarter ended June 30, 2014. The relationship, which was considered impaired, consisted of six commercial business loans, one commercial real estate loan and one residential mortgage. Additionally, the Corporation received a full payoff of a $1.3 million nonperforming consumer loan during the fourth quarter of 2014. Partially offsetting these decreases, a $525,000 loan relationship consisting of a residential mortgage and a home equity line of credit was placed on nonaccrual status during the quarter ended March 31, 2015 due to the borrower’s inadequate cash flow. The loans are secured by a personal residence. In addition, a $1.1 million loan relationship consisting of two commercial business loans and one commercial real estate loan was placed on nonaccrual status during the quarter ended June 30, 2015 due to the borrower’s weakened financial position. The loans are secured by various assets of the business. Of the $5.5 million in nonperforming loans, $3.7 million were not past due at June 30, 2015. During the six months ended June 30, 2015, nonperforming loans decreased $1.5 million, primarily due to the aforementioned loan payoffs.

As of June 30, 2015, the Corporation’s classified and criticized assets amounted to $9.9 million, or 1.6% of total assets, with $9.4 million classified as substandard and $414,000 identified as special mention. This compares to classified and criticized assets of $12.6 million, or 2.2% of total assets, with $10.8 million classified as substandard and $1.8 million identified as special mention at December 31, 2014.

The provision for loan losses increased $26,000, or 7.5%, to $371,000 for the six months ended June 30, 2015 from $345,000 for the same period in the prior year. While the Corporation’s average loan balances increased $36.6 million for the six months ended June 30, 2015 compared to the same period in the prior year, the provision for loan losses only increased slightly due to a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios and the payoff of the $2.4 million aforementioned loan relationship which previously had $277,000 of specific reserves allocated.

Noninterest income. Noninterest income decreased $645,000, or 28.4%, to $1.6 million for the six months ended June 30, 2015, compared to $2.3 million for the same period in the prior year. This decrease resulted primarily from gains realized on the sale of securities totaling $658,000 during the six months ended June 30, 2014 related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated security gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. The Corporation recognized $34,000 security gains during the first quarter of 2015. Excluding the gains on securities, noninterest income decreased $21,000 to $1.6 million for the six months ended June 30, 2015 and 2014 due to a decrease in fees and service charges of $45,000, partially offset by an increase in rental income of $29,000.

Noninterest expense. Noninterest expense increased $49,000 to $8.0 million for the six months ended June 30, 2015, compared to $7.9 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, professional fees and FDIC expense of $344,000, $120,000, $34,000 and $19,000, respectively, partially offset by decreases in other noninterest expense and intangible amortization of $453,000 and $15,000, respectively.

Compensation and employee benefits expense increased $344,000, or 9.1%, to $4.1 million for the six months ended June 30, 2015 compared to $3.8 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases and higher payroll taxes, employee benefit costs, employee retirement expenses, stock compensation expense and incentive compensation expense.

Premises and equipment expense increased $120,000, or 10.0%, to $1.3 million for the six months ended June 30, 2015 compared to $1.2 million for the same period in the prior year. This increase is primarily related to an increase in depreciation costs associated with the Cranberry Township branch office which opened in May 2014, and the replacement of the Corporation’s fleet of automated teller machines during the fourth quarter of 2014.

Professional fees increased $34,000, or 9.8%, to $380,000 for the six months ended June 30, 2015 compared to $346,000 for the same period in the prior year.

The Corporation recognized $98,000 of core deposit intangible amortization expense during the six months ended June 30, 2015 compared to $113,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance increased $19,000, or 10.8%, to $195,000 for the six months ended June 30, 2015 compared to $176,000 for the same period in the prior year.

Other noninterest expense decreased $453,000, or 19.6%, to $1.9 million for the six months ended June 30, 2015 compared to $2.3 million for the same period in the prior year. During the six months ended June 30, 2014, the Corporation recorded a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt.

Noninterest expense for the six months ended June 30, 2015 included $223,000 in costs related to the Cranberry Township branch office which opened in May 2014, compared to $107,000 in costs recognized during the same period in 2014. Excluding the costs related to the new branch office and the aforementioned prepayment penalty, noninterest expense increased $483,000, or 6.6%, for the six months ended June 30, 2015 compared to the same period in the prior year.

Provision for income taxes. The provision for income taxes decreased $16,000, or 3.7%, to $417,000 for the six months ended June 30, 2015 compared to $453,000 for the same period in the prior year. The Corporation’s effective tax rate decreased to 19.6% for the first half of 2015 from 20.1% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.6% for the six months ended June 30, 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2015, the Corporation used its sources of funds primarily to fund loan purchases and advances. As of June 30, 2015, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $56.3 million, and standby letters of credit totaling $189,000.

At June 30, 2015, time deposits amounted to $117.1 million, or 22.9% of the Corporation’s total consolidated deposits, including approximately $26.7 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At June 30, 2015, the Corporation had borrowed funds of $22.5 million consisting of $15.0 million in long-term FHLB advances and $7.5 million in FHLB overnight advances. At June 30, 2015, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $149.0 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2015, the Corporation’s interest-earning assets maturing or repricing within one year totaled $166.3 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $164.1 million, providing an excess of interest-earning assets over interest-bearing liabilities of $2.2 million. At June 30, 2015, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 101.3%.

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

As of June 30, 2015, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 10, 2015	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

