Form 10-Q
period 2015-09-30
EMCLAIRE FINANCIAL CORP
filed 2015-11-16
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock was 2,138,358 at November 16, 2015.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of September 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014

Assets

Cash and due from banks	$2,668	$2,386
Interest earning deposits with banks	9,597	9,470
Cash and cash equivalents	12,265	11,856
Securities available for sale	121,324	149,861
Loans receivable, net of allowance for loan losses of $5,079 and $5,224	406,044	379,648
Federal bank stocks, at cost	2,182	2,406
Bank-owned life insurance	10,973	10,728
Accrued interest receivable	1,595	1,543
Premises and equipment, net	15,042	15,144
Goodwill	3,664	3,664
Core deposit intangible, net	603	749
Prepaid expenses and other assets	8,716	6,310

Total Assets	$582,408	$581,909

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$117,466	$111,282
Interest bearing	387,693	390,537
Total deposits	505,159	501,819
Short-term borrowed funds	1,400	6,500
Long-term borrowed funds	15,000	15,000
Accrued interest payable	186	199
Accrued expenses and other liabilities	7,259	10,401

Total Liabilities	529,004	533,919

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized;Series B, non-cumulative preferred stock, $0 and $5,000 liquidation value, no shares and 5,000 shares issued and outstanding	-	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,240,375 and 1,882,675 shares issued; 2,138,358 and 1,780,658 shares outstanding, respectively	2,800	2,353
Additional paid-in capital	27,648	19,740
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	27,794	26,009
Accumulated other comprehensive loss	(2,724)	(2,998)

Total Stockholders' Equity	53,404	47,990

Total Liabilities and Stockholders' Equity	$582,408	$581,909

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans receivable, including fees	$4,382	$4,140	$13,051	$12,259
Securities:
Taxable	481	521	1,525	1,417
Exempt from federal income tax	205	244	640	763
Federal bank stocks	30	33	132	112
Interest earning deposits with banks	15	30	50	68
Total interest and dividend income	5,113	4,968	15,398	14,619

Interest expense:
Deposits	532	616	1,613	1,784
Borrowed funds	155	174	514	503
Total interest expense	687	790	2,127	2,287

Net interest income	4,426	4,178	13,271	12,332
Provision for (recovery of) loan losses	(102)	163	269	508

Net interest income after provision for (recovery of) loan losses	4,528	4,015	13,002	11,824

Noninterest income:
Fees and service charges	387	411	1,113	1,182
Commissions on financial services	14	8	24	31
Title premiums	13	16	29	40
Net gain on sales of available for sale securities	533	91	567	748
Earnings on bank-owned life insurance	98	97	293	289
Other	334	306	980	911
Total noninterest income	1,379	929	3,006	3,201

Noninterest expense:
Compensation and employee benefits	2,003	1,825	6,122	5,599
Premises and equipment	646	634	1,970	1,837
Intangible asset amortization	49	54	146	167
Professional fees	181	142	560	488
Federal deposit insurance	92	90	287	266
Other	956	936	2,817	3,251
Total noninterest expense	3,927	3,681	11,902	11,608

Income before provision for income taxes	1,980	1,263	4,106	3,417
Provision for income taxes	460	241	877	675

Net income	1,520	1,022	3,229	2,742
Preferred stock dividends	25	25	75	75

Net income available to common stockholders	$1,495	$997	$3,154	$2,667

Basic earnings per common share	$0.70	$0.56	$1.64	$1.51
Diluted earnings per common share	0.70	0.56	1.63	1.49

Average common shares outstanding - basic	2,136,749	1,770,821	1,928,789	1,770,128
Average common shares outstanding - diluted	2,148,713	1,787,231	1,939,708	1,784,837

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,520	$1,022	$3,229	$2,742

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	1,200	(194)	982	2,560
Reclassification adjustment for gains included in net income	(533)	(91)	(567)	(748)
	667	(285)	415	1,812
Tax effect	(227)	97	(141)	(616)

Net of tax	440	(188)	274	1,196

Comprehensive income	$1,960	$834	$3,503	$3,938

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2015	2014

Cash flows from operating activities
Net income	$3,229	$2,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	631
Provision for loan losses	269	508
Amortization of premiums, net	246	198
Amortization of intangible assets and mortgage servicing rights	146	168
Realized gains on sales of available for sale securities, net	(567)	(748)
Net gains on foreclosed real estate	(25)	(11)
Write-down of foreclosed real estate	6	-
Stock compensation expense	150	126
Increase in bank-owned life insurance, net	(245)	(243)
Increase in accrued interest receivable	(52)	(208)
(Increase) decrease in prepaid expenses and other assets	(2,504)	232
Decrease in accrued interest payable	(13)	(75)
Increase (decrease) in accrued expenses and other liabilities	(124)	3,999
Net cash provided by operating activities	1,267	7,319

Cash flows from investing activities
Loan originations and principal collections, net	(3,764)	(16,619)
Purchase of residential mortgage loans	(19,481)	-
Settlement of syndicated national credits	(7,039)	-
Available for sale securities:
Sales	30,691	22,462
Maturities, repayments and calls	19,382	10,270
Purchases	(20,540)	(63,189)
Redemption of federal bank stocks	224	1,186
Proceeds from the sale of foreclosed real estate	317	139
Additions to premises and equipment	(649)	(2,615)
Net cash used in investing activities	(859)	(48,366)

Cash flows from financing activities
Net increase in deposits	3,340	87,902
Repayments on Federal Home Loan Bank advances	-	(5,000)
Net change in short-term borrowings	(5,100)	(22,000)
Proceeds from exercise of stock options, including tax benefit	54	48
Dividends paid	(1,444)	(1,243)
Proceeds from the issuance of common stock	8,151	-
Redemption of preferred stock (Series B)	(5,000)	-
Net cash provided by financing activities	1	59,707

Increase in cash and cash equivalents	409	18,660
Cash and cash equivalents at beginning of period	11,856	16,658
Cash and cash equivalents at end of period	$12,265	$35,318

Supplemental information:
Interest paid	$2,140	$2,362
Income taxes paid	525	245

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	341	124

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Balance at beginning of period	$56,901	$47,457	$47,990	$45,072

Net income	1,520	1,022	3,229	2,742

Other comprehensive income (loss)	440	(188)	274	1,196

Stock compensation expense	42	42	150	126

Dividends declared on preferred stock	(25)	(25)	(75)	(75)

Dividends declared on common stock	(513)	(390)	(1,369)	(1,168)

Exercise of stock options, including tax benefit	50	23	54	48

Issuance of common stock (350,000 shares)	(11)	-	8,151	-

Redemption of preferred stock (5,000 shares, Series B)	(5,000)	-	(5,000)	-

Balance at end of period	$53,404	$47,941	$53,404	$47,941

Cash dividend per common share	$0.24	$0.22	$0.72	$0.66

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

On August 18, 2011, the Corporation entered into a Securities Purchase Agreement (the Agreement) with the U.S. Treasury Department, pursuant to which the Corporation issued and sold to the U.S. Treasury 10,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), having a liquidation preference of $1,000 per share, for aggregate proceeds of $10.0 million, pursuant to the U.S. Treasury’s SBLF program. On September 17, 2013, with the approval of the Corporation’s primary federal banking regulator, the Corporation redeemed 5,000 shares, or 50%, of its Series B Preferred Stock held by the U.S. Treasury at an aggregate redemption price of $5.0 million, plus accrued but unpaid dividends. On September 30, 2015, the Corporation redeemed the remaining 5,000 shares of its Series B Preferred Stock held by the U.S. Treasury at an aggregate redemption price of $5.0 million, plus accrued but unpaid dividends. Following this redemption, the Corporation does not have any Series B Preferred Stock outstanding.

4.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings per common share - basic
Net income	$1,520	$1,022	$3,229	$2,742
Less: Preferred stock dividends	25	25	75	75
Net income available to common stockholders	$1,495	$997	$3,154	$2,667

Average common shares outstanding	2,136,749	1,770,821	1,928,789	1,770,128

Basic earnings per common share	$0.70	$0.56	$1.64	$1.51

Earnings per common share - diluted
Net income available to common stockholders	$1,495	$997	$3,154	$2,667

Average common shares outstanding	2,136,749	1,770,821	1,928,789	1,770,128
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	11,964	16,410	10,919	14,709
Average shares and dilutive potential common shares	2,148,713	1,787,231	1,939,708	1,784,837
Diluted earnings per common share	$0.70	$0.56	$1.63	$1.49
Stock options not considered in computing earnings per share because they were antidilutive	67,000	66,000	67,000	67,000

5.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
September 30, 2015:
U.S. Treasury and federal agency	$1,493	$-	$(6)	$1,487
U.S. government sponsored entities and agencies	17,205	41	(1)	17,245
U.S. agency mortgage-backed securities: residential	34,102	678	-	34,780
U.S. agency collateralized mortgage obligations: residential	33,489	56	(549)	32,996
State and political subdivisions	27,956	177	(72)	28,061
Corporate debt securities	4,008	5	(6)	4,007
Equity securities	2,356	399	(7)	2,748
	$120,609	$1,356	$(641)	$121,324
December 31, 2014:
U.S. Treasury and federal agency	$1,491	$-	$(35)	$1,456
U.S. government sponsored entities and agencies	35,452	10	(238)	35,224
U.S. agency mortgage-backed securities: residential	38,026	745	-	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	16	(963)	36,617
State and political subdivisions	32,665	550	(191)	33,024
Corporate debt securities	2,006	-	(8)	1,998
Equity securities	2,356	415	-	2,771
	$149,560	$1,736	$(1,435)	$149,861

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)
	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due after one year through five years	30,877	30,988
Due after five through ten years	18,556	18,586
Due after ten years	1,229	1,226
Mortgage-backed securities: residential	34,102	34,780
Collateralized mortgage obligations: residential	33,489	32,996
	$118,253	$118,576

5.	Securities (continued)

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2015:
U.S. Treasury and federal agency	$-	$-	$1,487	$(6)	$1,487	$(6)
U.S. government sponsored entities and agencies	-	-	1,999	(1)	1,999	(1)
U.S. agency collateralized mortgage obligations: residential	-	-	26,611	(549)	26,611	(549)
State and political subdivisions	4,439	(14)	2,974	(58)	7,413	(72)
Corporate debt securities	2,001	(5)	500	(1)	2,501	(6)
Equity securities	243	(7)	-	-	243	(7)
	$6,683	$(26)	$33,571	$(615)	$40,254	$(641)

December 31, 2014:
U.S. Treasury and federal agency	$-	$-	$1,456	$(35)	$1,456	$(35)
U.S. government sponsored entities and agencies	11,412	(51)	16,805	(187)	28,217	(238)
U.S. agency collateralized mortgage obligations: residential	2,715	(14)	30,594	(949)	33,309	(963)
State and political subdivisions	5,154	(22)	10,221	(169)	15,375	(191)
Corporate debt securities	1,998	(8)	-	-	1,998	(8)
	$21,279	$(95)	$59,076	$(1,340)	$80,355	$(1,435)

Gains on sales of available for sale securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Proceeds	$28,900	$903	$30,691	$22,462
Gains	533	91	567	748
Tax provision related to gains	181	31	193	254

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

There was one equity security in an unrealized loss position for less than 12 months as of September 30, 2015. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment security is in an unrealized loss position as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of September 30, 2015 to be other-than-temporarily impaired.

There were 54 debt securities in an unrealized loss position as of September 30, 2015, of which 40 were in an unrealized loss position for more than 12 months. Of these 40 securities, 2 were U.S. Treasury securities, 1 was a U.S. government sponsored entity and agency security, 22 were government-backed collateralized mortgage obligations, 14 were state and political subdivision securities and 1 was a corporate debt security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2015 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2015	2014
Mortgage loans on real estate:
Residential first mortgages	$133,628	$107,173
Home equity loans and lines of credit	89,398	89,106
Commercial real estate	112,686	110,810
	335,712	307,089
Other loans:
Commercial business	68,499	70,185
Consumer	6,912	7,598
	75,411	77,783

Total loans, gross	411,123	384,872

Less allowance for loan losses	5,079	5,224

Total loans, net	$406,044	$379,648

During the second quarter of 2015, the Corporation purchased four syndicated national credits (SNCs) each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $21,000 which is being amortized over the lives of the loans. During the third quarter of 2014, the Corporation purchased four SNCs each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $15,000 and other costs totaling $11,000 which are being amortized over the lives of the loans. The SNCs are recorded as commercial business loans and are collateralized by all business assets of the individual borrowers. Until sufficient historical performance data can be collected and analyzed, these credits are assigned allowance for loan losses equal to a multiple of the Corporation’s normal allowance allocation for Bank originated commercial business loans. During the nine months ended September 30, 2015, the Corporation received $2.2 million in principal payments on these SNC’s, including two full payoffs totaling $2.0 million. As of September 30, 2015, these SNC’s had a remaining outstanding balance of $5.8 million.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the three months
	As of September 30, 2015			ended September 30, 2015
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$170	$170	$28	$169	$2	$2
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	94	94	5	1,345	8	8
Commercial business	940	940	158	1,050	4	4
Consumer	-	-	-	-	-	-

Total	$1,204	$1,204	$191	$2,564	$14	$14

	For the nine months
	ended September 30, 2015
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$170	$6	$6
Home equity and lines of credit	-	-	-
Commercial real estate	1,993	11	11
Commercial business	1,820	122	110
Consumer	-	-	-

Total	$3,983	$139	$127

Impaired Loans with No Specific Allowance
For the three months
	As of September 30, 2015		ended September 30, 2015
Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$-	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	3,871	2,530	1,468	9	1
Commercial business	77	77	75	-	-
Consumer	-	-	-	-	-

Total	$3,948	$2,607	$1,543	$9	$1

	For the nine months
	ended September 30, 2015
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$56	$7	$7
Home equity and lines of credit	-	-	-
Commercial real estate	1,150	47	39
Commercial business	63	2	2
Consumer	-	-	-

Total	$1,269	$56	$48

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2015 and December 31, 2014, the Corporation had $2.6 million and $5.6 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At September 30, 2015 and December 31, 2014, the Corporation had $64,000 and $513,000 of the allowance for loan losses allocated to these specific loans.

During the three and nine month periods ended September 30, 2015, the Corporation did not modify any loans as TDRs. During the three month period ended September 30, 2014, the Corporation did not modify any loans as TDRs. During the nine month period ended September 30, 2014, the Corporation modified eleven loans to be identified as TDRs. One commercial relationship consisting of eight loans totaling $2.4 million was modified as the Bank granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these eight loans included reduced monthly payments through the notes’ maturities. An additional commercial real estate relationship consisting of two loans totaling $2.1 million was modified as the Bank granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. Because these loans were previously impaired with specific reserves allocated to them, there was no impact to the provision for loan losses for the nine month period ended September 30, 2014 as a result of the modifications.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine month periods ended September 30, 2015, there was a default on one $90,000 residential mortgage loan within 12 months following modification classified as a TDR at September 30, 2015. At September 30, 2015, this loan was over 90 days past due. This default had no impact on the provision for loan losses for the quarter ending September 30, 2015. During the three and nine month periods ended September 30, 2014, there were defaults on four loans classified as TDRs which totaled $1.8 million at September 30, 2014. Of these, two loans totaling $344,000 were not past due, one loan for $81,000 was 30-59 days delinquent and one loan for $1.3 million was over 90 days past due at September 30, 2014.

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

The reserve allocation for risk rated loan pools is developed by applying the following factors:

Historic: Management utilizes a computer model to develop the historical net charge-off experience which is used to formulate the assumptions employed in the migration analysis applied to estimate losses in the portfolio. Outstanding balance and charge-off information are input into the model and historical loss migration rate assumptions are developed to apply to pass, special mention, substandard and doubtful risk rated loans. A twelve-quarter rolling weighted-average is utilized to estimate probable incurred losses in the portfolios.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
September 30, 2015:
Residential first mortgages	$132,249	$-	$-	$1,379	$-	$133,628
Home equity and lines of credit	89,009	-	-	389	-	89,398
Commercial real estate	-	106,687	93	5,906	-	112,686
Commercial business	-	66,304	887	1,308	-	68,499
Consumer	6,912	-	-	-	-	6,912

Total	$228,170	$172,991	$980	$8,982	$-	$411,123

December 31, 2014:
Residential first mortgages	$106,448	$-	$-	$725	$-	$107,173
Home equity and lines of credit	88,699	-	-	407	-	89,106
Commercial real estate	-	103,908	515	6,387	-	110,810
Commercial business	-	65,627	1,292	3,266	-	70,185
Consumer	7,598	-	-	-	-	7,598

Total	$202,745	$169,535	$1,807	$10,785	$-	$384,872

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
September 30, 2015:
Residential first mortgages	$131,297	$951	$-	$169	$1,211	$133,628
Home equity and lines of credit	88,668	294	48	-	388	89,398
Commercial real estate	110,056	100	-	-	2,530	112,686
Commercial business	67,765	-	-	-	734	68,499
Consumer	6,860	37	15	-	-	6,912

Total loans	$404,646	$1,382	$63	$169	$4,863	$411,123

December 31, 2014:
Residential first mortgages	$104,523	$1,523	$402	$78	$647	$107,173
Home equity and lines of credit	87,982	675	42	-	407	89,106
Commercial real estate	107,292	30	55	16	3,417	110,810
Commercial business	67,808	-	-	-	2,377	70,185
Consumer	7,545	41	12	-	-	7,598

Total loans	$375,150	$2,269	$511	$94	$6,848	$384,872

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans
September 30, 2015:
Residential first mortgages	$155	$-	$-	$1,056	$1,211
Home equity and lines of credit	-	15	-	373	388
Commercial real estate	2,357	55	-	118	2,530
Commercial business	705	-	-	29	734
Consumer	-	-	-	-	-

Total loans	$3,217	$70	$-	$1,576	$4,863

December 31, 2014:
Residential first mortgages	$283	$-	$80	$284	$647
Home equity and lines of credit	33	18	-	356	407
Commercial real estate	2,848	-	-	569	3,417
Commercial business	2,151	-	188	38	2,377
Consumer	-	-	-	-	-

Total loans	$5,315	$18	$268	$1,247	$6,848

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2015:
Allowance for loan losses:
Beginning Balance	$1,258	$622	$2,161	$1,282	$47	$5,370
Charge-offs	(43)	(128)	(35)	-	(3)	(209)
Recoveries	-	-	6	12	2	20
Provision	173	122	(164)	(232)	(1)	(102)
Ending Balance	$1,388	$616	$1,968	$1,062	$45	$5,079

Nine months ended September 30, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(47)	(213)	(35)	(182)	(32)	(509)
Recoveries	-	30	18	31	16	95
Provision	480	256	(353)	(123)	9	269
Ending Balance	$1,388	$616	$1,968	$1,062	$45	$5,079

September 30, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	28	-	5	158	-	191
Collectively evaluated for impairment	1,360	616	1,963	904	45	4,888

Total loans:
Individually evaluated for impairment	170	-	2,624	1,017	-	3,811
Collectively evaluated for impairment	133,458	89,398	110,062	67,482	6,912	407,312

At December 31, 2014:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	268	495	-	790
Collectively evaluated for impairment	928	543	2,070	841	52	4,434

Total loans:
Individually evaluated for impairment	285	-	3,529	2,673	-	6,487
Collectively evaluated for impairment	106,888	89,106	107,281	67,512	7,598	378,385

Three months ended September 30, 2014:
Allowance for loan losses:
Beginning Balance	$917	$468	$2,375	$1,233	$53	$5,046
Charge-offs	(38)	(30)	-	-	(24)	(92)
Recoveries	-	-	4	-	9	13
Provision	62	101	(11)	(3)	14	163
Ending Balance	$941	$539	$2,368	$1,230	$52	$5,130

Nine months ended September 30, 2014:
Allowance for loan losses:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(135)	(44)	(2)	(17)	(91)	(289)
Recoveries	-	-	13	7	22	42
Provision	153	(42)	(93)	418	72	508
Ending Balance	$941	$539	$2,368	$1,230	$52	$5,130

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,424	4,027	3,278

Total	$7,691	$3,424	$7,691	$3,278

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2014 or in the first nine months of 2015. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2015, the Corporation recorded intangible amortization expense totaling $49,000 and $146,000, respectively, compared to $54,000 and $167,000, respectively, for the same periods in 2014.

8.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2015, 83,433 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of September 30, 2015, 1,663 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

A summary of option activity under the Plans as of September 30, 2015, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)
Outstanding as of January 1, 2015	76,750	$25.16	$54,720	2.7
Granted	-	-	-	-
Exercised	(3,750)	14.41	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2015	73,000	$25.71	$2,400	1.8
Exercisable as of September 30, 2015	73,000	$25.71	$2,400	1.8

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2015, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2015	25,450	$23.03
Granted	-	-
Vested	(3,950)	19.85
Forfeited	-	-
Nonvested as of September 30, 2015	21,500	$23.62

For the three and nine month periods ended September 30, 2015, the Corporation recognized $42,000 and $150,000, respectively, in stock compensation expense, compared to $42,000 and $126,000, respectively for the same periods in 2014. As of September 30, 2015, there was $229,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2015, the fair value of impaired loans measured using the fair value of collateral consisted of loan balances of $670,000, net of a valuation allowance of $223,000, compared to loan balances of $3.0 million, net of a valuation allowance of $596,000, at December 31, 2014. There was $0 and $235,000 of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2015. There was $41,000 and $707,000 of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2014.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $20,000, which was made up of the outstanding balance of $23,000 and write-downs of $3,000. At December 31, 2014, the Corporation had no OREO measured at fair value. There was $0 and $3,000 of expense recorded during the three and nine months ended September 30, 2015 associated with the write-down of OREO, compared to $0 for the same periods in 2014.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2015:
U.S. Treasury and federal agency	$1,487	$1,487	$-	$-
U.S. government sponsored entities and agencies	17,245	-	17,245	-
U.S. agency mortgage-backed securities: residential	34,780	-	34,780	-
U.S. agency collateralized mortgage obligations: residential	32,996	-	32,996	-
State and political subdivision	28,061	-	28,061	-
Corporate debt securities	4,007	-	4,007	-
Equity securities	2,748	1,916	-	832
	$121,324	$3,403	$117,089	$832

December 31, 2014:
U.S. Treasury and federal agency	$1,456	$1,456	$-	$-
U.S. government sponsored entities and agencies	35,224	-	35,224	-
U.S. agency mortgage-backed securities: residential	38,771	-	38,771	-
U.S. agency collateralized mortgage obligations: residential	36,617	-	36,617	-
State and political subdivisions	33,024	-	33,024	-
Corporate debt securities	1,998	-	1,998	-
Equity securities	2,771	1,873	-	898
	$149,861	$3,329	$145,634	$898

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2015 and 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2015 and 2014:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$835	$653	$898	$653
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	(3)	-	(66)	-
Issuances	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$832	$653	$832	$653

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2015:
Impaired commercial business loans	$447	$-	$-	$447
Other residential real estate owned	20	-	-	20

	$467	$-	$-	$467

December 31, 2014:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,865	-	-	1,865
	$2,360	$-	$-	$2,360

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range
September 30, 2015:
Impaired commercial business loans	447	Liquidation value of business assets	Adjustment for differences between comparable business assets	71%
Other residential real estate owned	20	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2014:
Impaired commercial real estate loans	495	Sales comparison approach/ Contractual provision of USDA loan	Adjustment for differences between comparable sales	10%
Impaired commercial business loans	1,865	Liquidation value of business assets	Adjustment for differences between comparable business assets	44% - 78%

The two tables above exclude two impaired residential mortgage loans totaling $142,000, an $89,000 impaired commercial real estate loan and a $252,000 impaired commercial business loan classified as TDRs which were measured using a discounted cash flow methodology at September 30, 2015.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2015 and December 31, 2014:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

September 30, 2015:
Financial Assets:
Cash and cash equivalents	$12,265	$12,265	$12,265	$-	$-
Securities available for sale	121,324	121,324	3,403	117,089	832
Loans, net	406,044	413,281	-	-	413,281
Federal bank stock	2,182	N/A	N/A	N/A	N/A
Accrued interest receivable	1,595	1,595	41	376	1,178
	543,410	548,465	15,709	117,465	415,291
Financial Liabilities:
Deposits	505,159	506,233	386,395	119,838	-
Borrowed funds	16,400	17,059	-	17,059	-
Accrued interest payable	186	186	7	179	-
	521,745	523,478	386,402	137,076	-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014:
Financial Assets:
Cash and cash equivalents	$11,856	$11,856	$11,856	$-	$-
Securities available for sale	149,861	149,861	3,329	145,634	898
Loans, net	379,648	385,264	-	-	385,264
Federal bank stock	2,406	N/A	N/A	N/A	N/A
Accrued interest receivable	1,543	1,543	30	434	1,079
	545,314	548,524	15,215	146,068	387,241
Financial Liabilities:
Deposits	501,819	504,230	380,685	123,545	-
Borrowed funds	21,500	22,338	-	22,338	-
Accrued interest payable	199	199	32	167	-
	523,518	526,767	380,717	146,050	-

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at July 1, 2015	$32	$(3,196)	$(3,164)

Other comprehensive income before reclassification	792	-	792
Amounts reclassified from accumulated other comprehensive income (loss)	(352)	-	(352)
Net current period other comprehensive income	440	-	440

Accumulated Other Comprehensive Income (Loss) at September 30, 2015	$472	$(3,196)	$(2,724)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$533	Net gain on sale of available-for-sale securities
	(181)	Provision for income taxes
Total reclassifications for the period	$352	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at July 1, 2014	$(486)	$(1,410)	$(1,896)

Other comprehensive income before reclassification	(128)	-	(128)
Amounts reclassified from accumulated other comprehensive income	(60)	-	(60)
Net current period other comprehensive income	(188)	-	(188)

Accumulated Other Comprehensive Loss at September 30, 2014	$(674)	$(1,410)	$(2,084)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended September 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$91	Net gain on sale of available-for-sale securities
	(31)	Provision for income taxes
Total reclassifications for the period	$60	Net of tax

10.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Loss at January 1, 2015	$198	$(3,196)	$(2,998)

Other comprehensive income before reclassification	648	-	648
Amounts reclassified from accumulated other comprehensive income	(374)	-	(374)
Net current period other comprehensive income	274	-	274

Accumulated Other Comprehensive Income (Loss) at September 30, 2015	$472	$(3,196)	$(2,724)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$567	Net gain on sale of available-for-sale securities
	(193)	Provision for income taxes
Total reclassifications for the period	$374	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	1,690	-	1,690
Amounts reclassified from accumulated other comprehensive income	(494)	-	(494)
Net current period other comprehensive income	1,196	-	1,196

Accumulated Other Comprehensive Loss at September 30, 2014	$(674)	$(1,410)	$(2,084)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2014	Income is Presented

Unrealized gains and losses on available-for-sale securities	$748	Net gain on sale of available-for-sale securities
	(254)	Provision for income taxes
Total reclassifications for the period	$494	Net of tax

11.	New Accounting Standards

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

12.	Subsequent Event

On October 29, 2015, the Corporation received a $1.7 million payment to satisfy a nonperforming commercial real estate loan relationship. The Bank had previously recorded a $941,000 partial charge off on this relationship in 2013 and previously had specific reserves of $113,000 allocated to the loan relationship as of June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and nine months ended September 30, 2015, compared to the same periods in 2014 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 28 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $499,000 to $582.4 million at September 30, 2015 from $581.9 million at December 31, 2014. While total assets remained stable, loans receivable increased $26.4 million primarily driven by the purchase of $19.2 million in residential mortgage loans. This loan growth and a $5.1 million repayment of short term borrowed funds were funded by a $28.5 million decrease in securities and a $3.3 million increase in customer deposits.

Total liabilities decreased $4.9 million, or 0.9%, to $529.0 million at September 30, 2015 from $533.9 million at December 31, 2014, resulting primarily from decreases in short term borrowed funds and other liabilities of $5.1 million and $3.1 million, respectively, partially offset by a $3.3 million increase in customer deposits. The $5.1 million, or 78.5%, decrease in borrowed funds to $1.4 million at September 30, 2015 from $6.5 million at December 31, 2014, resulted from a $3.5 million decrease in the Bank’s FHLB overnight borrowings and a $1.6 million decrease of short term borrowings on the Corporation’s line of credit through another correspondent bank. The $3.1 million, or 30.2%, decrease in accrued expenses and other liabilities to $7.3 million at September 30, 2015 from $10.4 million at December 31, 2014, resulted from the settlement of syndicated national credits totaling $3.0 million. Deposit growth consisted of a $6.2 million, or 5.6%, increase in noninterest bearing deposits, partially offset by a $2.8 million decrease in interest bearing deposits.

Stockholders’ equity increased $5.4 million, or 11.3%, to $53.4 million at September 30, 2015 from $48.0 million at December 31, 2014. During the quarter ended June 30, 2015, the Corporation successfully completed an $8.2 million private placement common stock offering and issued 350,000 shares of common stock. During the quarter ended September 30, 2015, the Corporation used a portion of the proceeds from the offering to redeem all $5.0 million of remaining preferred stock outstanding that had been issued to the United States Treasury Department pursuant to the Small Business Lending Fund program. Book value and tangible book value per common share were $24.97 and $22.98, respectively, at September 30, 2015, compared to $24.14 and $21.66, respectively, at December 31, 2014.

At September 30, 2015, the Bank was considered “well-capitalized” under the new Basel III capital rules with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.84%, 13.76%, 13.76% and 15.02%, respectively. The Bank was also considered “well-capitalized” at December 31, 2014 under the previous U.S. risk-based capital rules with a Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.25%, 14.84% and 13.58%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2015 and 2014

General. Net income increased $498,000, or 48.7%, to $1.5 million for the three months ended September 30, 2015 from $1.0 million for the same period in 2014. This increase was the result of increases in net interest income and noninterest income of $248,000 and $450,000, respectively, and a $265,000 decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes of $246,000 and $219,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $223,000, or 5.1%, to $4.6 million for the three months ended September 30, 2015 from $4.4 million for the three months ended September 30, 2014. This increase can be attributed to an increase in tax equivalent interest income of $120,000 and a decrease in interest expense of $103,000.

Interest income. Interest income on a tax equivalent basis increased $120,000, or 2.3%, to $5.3 million for the three months ended September 30, 2015 from $5.2 million for the same period in 2014. This increase can be attributed to a $236,000 increase in interest earned on loans, partially offset by decreases in interest earned on securities, interest earning deposits with banks and dividends on federal bank stocks of $98,000, $15,000 and $3,000, respectively.

Tax equivalent interest earned on loans receivable increased $236,000, or 5.6%, to $4.5 million for the three months ended September 30, 2015 compared to $4.2 million for the same period in 2014. This increase resulted from a $36.4 million, or 9.9% increase in average loans, accounting for an increase of $409,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 18 basis points to 4.40% for the three months ended September 30, 2015, versus 4.58% for the same period in 2014. This unfavorable yield variance accounted for a $173,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $98,000, or 11.3%, to $767,000 for the three months ended September 30, 2015 compared to $865,000 for the three months ended September 30, 2014. This decrease resulted from a $10.7 million, or 7.2% decrease in the average balance of securities, accounting for a $60,000 decrease in interest income. The average yield on securities decreased 10 basis points to 2.21% for the three months ended September 30, 2015, versus 2.31% for the same period in 2014. This unfavorable yield variance accounted for a $38,000 decrease in interest income.

Interest earned on deposits with banks decreased $15,000, or 50.0%, to $15,000 for the three months ended September 30, 2015 compared to $30,000 for the three months ended September 30, 2014. This decrease resulted from a $35.6 million decrease in the average balance of interest-earning deposits, accounting for a decrease of $32,000 in interest income. The average yield on these accounts increased 24 basis points to 0.49% for the three months ended September 30, 2015, versus 0.25% for the same period in 2014, accounting for a $17,000 increase in interest income.

Dividends on federal bank stocks decreased $3,000, or 9.1%, to $30,000 for the three months ended September 30, 2015 from $33,000 for the same period in 2014. This decrease resulted from a decrease in the average balance of federal bank stocks of $310,000, or 11.1%, accounting for a $4,000 decrease in interest income. Partially offsetting this unfavorable volume variance, the average yield on federal bank stocks increased 11 basis points to 4.80% for the three months ended September 30, 2015, compared to 4.69% for the same period in 2014, accounting for a $1,000 increase in interest income.

Interest expense. Interest expense decreased $103,000, or 13.0%, to $687,000 for the three months ended September 30, 2015 from $790,000 for the same period in 2014. This decrease in interest expense can be attributed to a decreases in interest incurred on deposits and borrowed funds of $84,000 and $19,000, respectively.

Interest expense incurred on deposits decreased $84,000, or 13.6%, to $532,000 for the three months ended September 30, 2015 compared to $616,000 for the same period in 2014. The average cost of interest-bearing deposits decreased 5 basis points to 0.54% for the three months ended September 30, 2015, compared to 0.59% for the same period in 2014, resulting in a $46,000 decrease in interest expense. Additionally, the average balance of interest-bearing deposits decreased $26.4 million, or 6.4%, to $387.6 million for the three months ended September 30, 2015, compared to $414.0 million for the same period in 2014 causing a $38,000 decrease in interest expense. Average noninterest bearing deposits increased $5.1 million, or 4.4%, to $120.6 million from $115.5 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds decreased $19,000, or 10.9%, to $155,000 for the three months ended September 30, 2015, compared to $174,000 for the same period in the prior year. The average cost of borrowed funds decreased 103 basis points to 2.99% for the three months ended September 30, 2015, compared to 4.02% for the same period in 2014, resulting in a $34,000 decrease in interest expense. Partially offsetting this favorable yield variance, the average balance of borrowed funds increased $3.4 million, or 19.8%, to $20.5 million for the three months ended September 30, 2015, compared to $17.2 million for the same period in 2014 causing a $15,000 increase in interest expense. The increase in the average balance of borrowed funds resulted from increased overnight borrowings utilized by the Bank to support loan growth and general operating fluctuations.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$378,657	$4,170	4.37%	$340,810	$3,913	4.56%
Loans, tax exempt	24,672	303	4.88%	26,088	324	4.93%
Total loans receivable	403,329	4,473	4.40%	366,898	4,237	4.58%

Securities, taxable	105,071	481	1.82%	114,147	521	1.81%
Securities, tax exempt	32,582	286	3.48%	34,156	344	3.99%
Total securities	137,653	767	2.21%	148,303	865	2.31%

Interest-earning deposits with banks	12,252	15	0.49%	47,867	30	0.25%
Federal bank stocks	2,481	30	4.80%	2,791	33	4.69%
Total interest-earning cash equivalents	14,733	45	1.21%	50,658	63	0.49%

Total interest-earning assets	555,715	5,285	3.77%	565,859	5,165	3.62%
Cash and due from banks	2,524			2,403
Other noninterest-earning assets	35,658			31,505

Total Assets	$593,897			$599,767

Interest-bearing liabilities:
Interest-bearing demand deposits	$268,979	$100	0.15%	$292,847	$120	0.16%
Time deposits	118,625	432	1.44%	121,144	496	1.62%
Total interest-bearing deposits	387,604	532	0.54%	413,991	616	0.59%

Borrowed funds, short-term	5,541	5	0.36%	2,150	23	4.31%
Borrowed funds, long-term	15,000	150	3.97%	15,000	151	3.98%
Total borrowed funds	20,541	155	2.99%	17,150	174	4.02%

Total interest-bearing liabilities	408,145	687	0.67%	431,141	790	0.73%

Noninterest-bearing demand deposits	120,586	-	-	115,485	-	-

Funding and cost of funds	528,731	687	0.52%	546,626	790	0.57%

Other noninterest-bearing liabilities	7,750			5,415

Total Liabilities	536,481			552,041
Stockholders' Equity	57,416			47,726

Total Liabilities and Stockholders' Equity	$593,897			$599,767

Net interest income		$4,598			$4,375

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.11%			2.89%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.28%			3.07%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$409	$(173)	$236
Securities	(60)	(38)	(98)
Interest-earning deposits with banks	(32)	17	(15)
Federal bank stocks	(4)	1	(3)

Total interest-earning assets	313	(193)	120

Interest expense:
Interest-bearing deposits	(38)	(46)	(84)
Borrowed funds, short-term	15	(33)	(18)
Borrowed funds, long-term	-	(1)	(1)

Total interest-bearing liabilities	(23)	(80)	(103)

Net interest income	$336	$(113)	$223

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2015 and 2014 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2015	2014
Balance at the beginning of the period	$5,370	$5,046
Provision for (recovery of) loan losses	(102)	163
Charge-offs	(209)	(92)
Recoveries	20	13
Balance at the end of the period	$5,079	$5,130

Nonperforming loans	$5,032	$7,733
Nonperforming assets	5,199	7,837
Nonperforming loans to total loans	1.22%	2.07%
Nonperforming assets to total assets	0.89%	1.32%
Allowance for loan losses to total loans	1.24%	1.37%
Allowance for loan losses to non-performing loans	100.93%	66.34%

Nonperforming loans decreased $2.7 million to $5.0 million at September 30, 2015 from $7.7 million at September 30, 2014. The decrease in nonperforming loans was primarily due to the full payoff of a $2.4 million loan relationship during the second quarter of 2015 which was placed on nonaccrual status during the quarter ended June 30, 2014. The relationship, which was considered impaired, consisted of six commercial business loans, one commercial real estate loan and one residential mortgage. The Corporation also received a full payoff of a $1.3 million nonperforming consumer loan during the fourth quarter of 2014. Additionally, a previously nonperforming $474,000 commercial relationship was placed back on accrual status during the quarter ended September 30, 2015, after the Corporation received information from the borrower which reflected a strengthened financial condition. Partially offsetting these decreases, a $525,000 loan relationship consisting of a residential mortgage and a home equity line of credit was placed on nonaccrual status during the quarter ended March 31, 2015 due to the borrower’s inadequate cash flow. The loans are secured by a personal residence. In addition, a $1.1 million loan relationship consisting of two commercial business loans and one commercial real estate loan was placed on nonaccrual status during the quarter ended June 30, 2015 due to the borrower’s weakened financial position. The loans are secured by various assets of the business. Of the $5.0 million in nonperforming loans, $3.2 million were not past due at September 30, 2015. During the three months ended September 30, 2015, nonperforming loans decreased $423,000, primarily due to the aforementioned loan that was placed back on accrual status.

As of September 30, 2015, the Corporation’s classified and criticized assets amounted to $10.0 million, or 1.7% of total assets, with $9.2 million classified as substandard and $980,000 identified as special mention. This compares to classified and criticized assets of $12.6 million, or 2.2% of total assets, with $10.8 million classified as substandard and $1.8 million identified as special mention at December 31, 2014.

The provision for loan losses decreased $265,000 to a $102,000 recovery for the three months ended September 30, 2015 from a $163,000 expense for the same period in the prior year. While the Corporation’s average loan balances increased $36.4 million for the three months ended September 30, 2015 compared to the same period in the prior year, the provision for loan losses decreased due to a positive impact in the allowance for loan losses following an improvement in the historical loss ratios and the improvement of two large commercial loan relationships which previously had substantial specific reserves allocated.

Noninterest income. Noninterest income increased $450,000, or 48.4%, to $1.4 million for the three months ended September 30, 2015, compared to $929,000 for the same period in the prior year. This increase resulted from a $442,000 increase in net gains on the sale of securities as the Corporation sold $28.4 million of securities to accommodate loan production. These sales generated net gains totaling $533,000 during the third quarter of 2015, compared to $91,000 of net gains realized for the same period in the prior year. Excluding the gains on securities, noninterest income increased $8,000 to $846,000 for the quarter ended September 30, 2015 from $838,000 for the same period in 2014.

Noninterest expense. Noninterest expense increased $246,000, or 6.9%, to $3.9 million for the three months ended September 30, 2015, compared to $3.7 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, professional fees, FDIC expense and other noninterest expense of $178,000, $12,000, $39,000, $2,000 and $20,000, respectively, partially offset by a decrease in intangible amortization of $5,000.

Compensation and employee benefits expense increased $178,000, or 9.8%, to $2.0 million for the three months ended September 30, 2015 compared to $1.8 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases and higher payroll taxes and incentive compensation expense.

Professional fees increased $39,000, or 27.5%, to $181,000 for the three months ended September 30, 2015 compared to $142,000 for the same period in the prior year. This increase primarily related to increased legal costs.

Other noninterest expense increased $20,000, or 2.1%, to $956,000 for the three months ended September 30, 2015 compared to $936,000 for the same period in the prior year.

The Corporation recognized $49,000 of core deposit intangible amortization expense during the third quarter of 2015 compared to $54,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes increased $219,000, or 90.9%, to $460,000 for the three months ended September 30, 2015 compared to $241,000 for the same period in the prior year. This increase was driven primarily by the increase in income before provision for taxes of $717,000, or 56.8%, to $2.0 million for the three months ended September 30, 2015 compared to $1.3 million for the same period in the prior year. The Corporation’s effective tax rate increased to 23.2% for the third quarter of 2015 from 19.1% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 23.2% for the quarter ended September 30, 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

Comparison of Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income increased $487,000, or 17.7%, to $3.2 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014. This increase was the result of a $939,000 increase in net interest income and a $239,000 decrease in provision for loan losses, partially offset by a decrease in noninterest income of $195,000 and increases in noninterest expense and provision for income taxes of $294,000 and $202,000, respectively.

Net interest income. Net interest income on a tax equivalent basis increased $908,000, or 7.0%, to $13.8 million for the nine months ended September 30, 2015 from $12.9 million for the nine months ended September 30, 2014. This increase can be attributed to an increase in tax equivalent interest income of $748,000 and a decrease in interest expense of $160,000.

Interest income. Interest income on a tax equivalent basis increased $748,000, or 4.9%, to $15.9 million for the nine months ended September 30, 2015 from $15.2 million for the same period in 2014. This increase can be attributed to increases in interest earned on loans and dividends on federal bank stocks of $820,000 and $20,000, respectively, partially offset by decreases in interest earned on securities and interest earning deposits with banks of $74,000 and $18,000, respectively.

Tax equivalent interest earned on loans receivable increased $820,000, or 6.6%, to $13.3 million for the nine months ended September 30, 2015 compared to $12.5 million for the same period in 2014. This increase resulted from a $36.5 million, or 10.2% increase in average loans, accounting for an increase of $1.2 million in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 15 basis points to 4.52% for the nine months ended September 30, 2015, versus 4.67% for the same period in 2014. This unfavorable yield variance accounted for a $424,000 decrease in interest income. Included in interest earned on loans receivable for the nine months ended September 30, 2015, the Corporation recorded $145,000 of recovered interest related to the payoff of two nonperforming loan relationships totaling $2.8 million during the second quarter.

Dividends on federal bank stocks increased $20,000, or 17.9%, to $132,000 for the nine months ended September 30, 2015 from $112,000 for the same period in 2014. This increase resulted from an increase in the average yield on federal bank stocks to 7.54% for the nine months ended September 30, 2015, compared to 4.97% for the same period in 2014, accounting for a $49,000 increase in interest income. The increase in the yield was the result of an increase in the FHLB’s quarterly dividend rate and a 2.50% special dividend paid by the FHLB during the first quarter of 2015. Partially offsetting this favorable yield variance, the average balance of federal bank stocks decreased $673,000, or 22.3%, accounting for a $29,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $74,000, or 3.0%, to $2.4 million for the nine months ended September 30, 2015 compared to $2.5 million for the nine months ended September 30, 2014. This decrease resulted from a 21 basis point decrease in the average yield on securities to 2.22% for the nine months ended September 30, 2015, versus 2.43% for the same period in 2014. This unfavorable yield variance accounted for a $220,000 decrease in interest income. Partially offsetting this unfavorable yield variance, the average balance of securities increased $8.3 million, or 6.0%, accounting for an increase of $146,000 in interest income.

Interest earned on deposits with banks decreased $18,000, or 26.5%, to $50,000 for the nine months ended September 30, 2015 compared to $68,000 for the nine months ended September 30, 2014. The average balance of these accounts decreased $19.5 million, or 60.1%, accounting for a decrease of $55,000 in interest income. Partially offsetting the unfavorable volume variance, the average yield on these accounts increased 24 basis points to 0.52% for the nine months ended September 30, 2015, versus 0.28% for the same period in 2014, accounting for a $37,000 increase in interest income.

Interest expense. Interest expense decreased $160,000, or 7.0%, to $2.1 million for the nine months ended September 30, 2015 from $2.3 million for the same period in 2014. This decrease in interest expense can be attributed to a decrease in interest incurred on deposits of $171,000, partially offset by an increase in interest incurred on borrowed funds of $11,000.

Interest expense incurred on deposits decreased $171,000, or 9.6%, to $1.6 million for the nine months ended September 30, 2015 compared to $1.8 million for the same period in 2014. The average cost of interest-bearing deposits decreased 8 basis points to 0.55% for the nine months ended September 30, 2015, compared to 0.63% for the same period in 2014, resulting in a $230,000 decrease in interest expense. Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $12.9 million, or 3.4%, to $393.9 million for the nine months ended September 30, 2015, compared to $381.0 million for the same period in 2014 causing a $59,000 increase in interest expense. Average noninterest bearing deposits increased $5.8 million, or 5.2%, to $117.6 million from $111.9 million, facilitating the overall decline in the Corporation’s cost of funds.

Interest expense incurred on borrowed funds increased $11,000, or 2.2%, to $514,000 for the nine months ended September 30, 2015, compared to $503,000 for the same period in the prior year. The average cost of borrowed funds increased 6 basis points to 3.48% for the nine months ended September 30, 2015, compared to 3.42% for the same period in 2014, resulting in a $22,000 increase in interest expense. Additionally, the average balance of short term borrowed funds increased $1.2 million, or 33.8%, to $4.8 million for the nine months ended September 30, 2015, compared to $3.6 million for the same period in 2014 causing a $20,000 increase in interest expense. Partially offsetting these unfavorable variances, the average balance of long term borrowed funds decreased $1.1 million, or 6.9%, to $15.0 million for the nine months ended September 30, 2015, compared to $16.1 million for the same period in 2014 causing a $31,000 decrease in interest expense. Interest expense on long term borrowed funds for the nine months ended September 30, 2014 was reduced by $53,000 related to capitalized interest costs on the construction of a new branch banking office in Cranberry Township, Pennsylvania, which opened in May 2014.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$369,508	$12,407	4.49%	$336,455	$11,685	4.64%
Loans, tax exempt	25,061	919	4.90%	21,572	821	5.09%
Total loans receivable	394,569	13,326	4.52%	358,027	12,506	4.67%

Securities, taxable	112,991	1,525	1.80%	102,382	1,417	1.85%
Securities, tax exempt	32,797	895	3.65%	35,090	1,077	4.10%
Total securities	145,788	2,420	2.22%	137,472	2,494	2.43%

Interest-earning deposits with banks	12,971	50	0.52%	32,511	68	0.28%
Federal bank stocks	2,340	132	7.54%	3,013	112	4.97%
Total interest-earning cash equivalents	15,311	182	1.59%	35,524	180	0.68%

Total interest-earning assets	555,668	15,928	3.83%	531,023	15,180	3.82%
Cash and due from banks	2,444			2,243
Other noninterest-earning assets	33,895			31,127

Total Assets	$592,007			$564,393

Interest-bearing liabilities:
Interest-bearing demand deposits	$274,186	$309	0.15%	$261,903	$306	0.16%
Time deposits	119,691	1,304	1.46%	119,057	1,478	1.66%
Total interest-bearing deposits	393,877	1,613	0.55%	380,960	1,784	0.63%

Borrowed funds, short-term	4,783	65	1.81%	3,574	72	2.69%
Borrowed funds, long-term (1)	15,000	449	4.01%	16,117	431	3.58%
Total borrowed funds	19,783	514	3.48%	19,691	503	3.42%

Total interest-bearing liabilities	413,660	2,127	0.69%	400,651	2,287	0.76%

Noninterest-bearing demand deposits	117,628	-	-	111,854	-	-

Funding and cost of funds	531,288	2,127	0.54%	512,505	2,287	0.60%

Other noninterest-bearing liabilities	8,324			4,954

Total Liabilities	539,612			517,459
Stockholders' Equity	52,395			46,934

Total Liabilities and Stockholders' Equity	$592,007			$564,393

Net interest income		$13,801			$12,893

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.15%			3.06%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.32%			3.25%

(1) Interest on long-term borrowed funds for the nine month period ended September 30, 2014 was reduced by $53,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,244	$(424)	$820
Securities	146	(220)	(74)
Interest-earning deposits with banks	(55)	37	(18)
Federal bank stocks	(29)	49	20

Total interest-earning assets	1,306	(558)	748

Interest expense:
Interest-bearing deposits	59	(230)	(171)
Borrowed funds, short-term	20	(27)	(7)
Borrowed funds, long-term	(31)	49	18

Total interest-bearing liabilities	48	(208)	(160)

Net interest income	$1,258	$(350)	$908

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2015 and 2014 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2015	2014
Balance at the beginning of the period	$5,224	$4,869
Provision for loan losses	269	508
Charge-offs	(509)	(289)
Recoveries	95	42
Balance at the end of the period	$5,079	$5,130

Non-performing loans	$5,032	$7,733
Non-performing assets	5,199	7,837
Non-performing loans to total loans	1.22%	2.07%
Non-performing assets to total assets	0.89%	1.32%
Allowance for loan losses to total loans	1.24%	1.37%
Allowance for loan losses to non-performing loans	100.93%	66.34%

Nonperforming loans decreased $2.7 million to $5.0 million at September 30, 2015 from $7.7 million at September 30, 2014. The decrease in nonperforming loans was primarily due to the full payoff of a $2.4 million loan relationship during the second quarter of 2015 which was placed on nonaccrual status during the quarter ended June 30, 2014. The relationship, which was considered impaired, consisted of six commercial business loans, one commercial real estate loan and one residential mortgage. The Corporation also received a full payoff of a $1.3 million nonperforming consumer loan during the fourth quarter of 2014. Additionally, a previously nonperforming $474,000 commercial relationship was placed back on accrual status during the quarter ended September 30, 2015, after the Corporation received information from the borrower which reflected a strengthened financial condition. Partially offsetting these decreases, a $525,000 loan relationship consisting of a residential mortgage and a home equity line of credit was placed on nonaccrual status during the quarter ended March 31, 2015 due to the borrower’s inadequate cash flow. The loans are secured by a personal residence. In addition, a $1.1 million loan relationship consisting of two commercial business loans and one commercial real estate loan was placed on nonaccrual status during the quarter ended June 30, 2015 due to the borrower’s weakened financial position. The loans are secured by various assets of the business. Of the $5.0 million in nonperforming loans, $3.2 million were not past due at September 30, 2015. During the nine months ended September 30, 2015, nonperforming loans decreased $1.9 million, due to the aforementioned activity.

As of September 30, 2015, the Corporation’s classified and criticized assets amounted to $10.0 million, or 1.7% of total assets, with $9.2 million classified as substandard and $980,000 identified as special mention. This compares to classified and criticized assets of $12.6 million, or 2.2% of total assets, with $10.8 million classified as substandard and $1.8 million identified as special mention at December 31, 2014.

The provision for loan losses decreased $239,000, or 47.1%, to $269,000 for the nine months ended September 30, 2015 from $508,000 for the same period in the prior year. While the Corporation’s average loan balances increased $36.5 million for the nine months ended September 30, 2015 compared to the same period in the prior year, the provision for loan losses decreased due to a positive impact in the allowance for loan losses due to an improvement in the historical loss ratios and the improvement of two large commercial real estate loan relationships which previously had substantial specific reserves allocated.

Noninterest income. Noninterest income decreased $195,000, or 6.1%, to $3.0 million for the nine months ended September 30, 2015, compared to $3.2 million for the same period in the prior year. This decrease resulted primarily from a $181,000 decrease in gains realized on the sale of securities, which were $748,000 for the nine months ended September 30, 2014 compared to $567,000 for the same period in 2015. Gains realized in the 2014 period related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long term advance and associated security gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. Gain recognized in the 2015 period related to the sale of securities to fund loan growth. Excluding the gains on securities, noninterest income decreased $14,000 to $2.4 million for the nine months ended September 30, 2015 and 2014 due to a decrease in fees and service charges of $69,000, partially offset by an increase in rental income of $43,000.

Noninterest expense. Noninterest expense increased $294,000 to $11.9 million for the nine months ended September 30, 2015, compared to $11.6 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in compensation and employee benefits, premises and equipment, professional fees and FDIC expense of $523,000, $133,000, $72,000 and $21,000, respectively, partially offset by decreases in other noninterest expense and intangible amortization of $434,000 and $21,000, respectively.

Compensation and employee benefits expense increased $523,000, or 9.3%, to $6.1 million for the nine months ended September 30, 2015 compared to $5.6 million for the same period in the prior year. This increase can be attributed to normal salary and wage increases and higher payroll taxes, employee benefit costs, employee retirement expenses, stock compensation expense and incentive compensation expense.

Premises and equipment expense increased $133,000, or 7.2%, to $2.0 million for the nine months ended September 30, 2015 compared to $1.8 million for the same period in the prior year. This increase is primarily related to an increase in depreciation costs associated with the Cranberry Township branch office which opened in May 2014, and the replacement of the Corporation’s fleet of automated teller machines during the fourth quarter of 2014.

Professional fees increased $72,000, or 14.8%, to $560,000 for the nine months ended September 30, 2015 compared to $488,000 for the same period in the prior year. This increase primarily related to increased legal costs and other professional fees related to merger and acquisition related activities.

The Corporation recognized $146,000 of core deposit intangible amortization expense during the nine months ended September 30, 2015 compared to $167,000 for the same period in the prior year. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

FDIC insurance increased $21,000, or 7.9%, to $287,000 for the nine months ended September 30, 2015 compared to $266,000 for the same period in the prior year.

Other noninterest expense decreased $434,000, or 13.4%, to $2.8 million for the nine months ended September 30, 2015 compared to $3.3 million for the same period in the prior year. During the nine months ended September 30, 2014, the Corporation recorded a $550,000 prepayment penalty assessed on the aforementioned early retirement of debt.

Noninterest expense for the nine months ended September 30, 2015 included $332,000 in costs related to the Cranberry Township branch office which opened in May 2014, compared to $220,000 in costs recognized during the same period in 2014. Excluding the costs related to the new branch office and the aforementioned prepayment penalty, noninterest expense increased $732,000, or 6.8% for the nine months ended September 30, 2015 compared to the same period in the prior year.

Provision for income taxes. The provision for income taxes increased $202,000, or 29.9%, to $877,000 for the nine months ended September 30, 2015 compared to $675,000 for the same period in the prior year. This increase was driven primarily by the increase in income before provision for taxes of $689,000, or 20.2%, to $4.1 million for the nine months ended September 30, 2015 compared to $3.4 million for the same period in the prior year. The Corporation’s effective tax rate increased to 21.4% for the first nine months of 2015 from 19.8% for the same quarter in the prior year. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 19.8% for the nine months ended September 30, 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2015, the Corporation used its sources of funds primarily to fund loan purchases and advances. As of September 30, 2015, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $70.1 million, and standby letters of credit totaling $150,000.

At September 30, 2015, time deposits amounted to $118.6 million, or 23.5% of the Corporation’s total consolidated deposits, including approximately $37.2 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At September 30, 2015, the Corporation had borrowed funds of $16.4 million consisting of $15.0 million in long-term FHLB advances and a $1.4 million short-term advance on a line of credit with a correspondent bank. At September 30, 2015, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $161.9 million.

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

Allowance for loan losses. The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management’s assumptions as to delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. Among the many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact the Corporation’s financial condition or earnings in future periods.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2015, the Corporation’s interest-earning assets maturing or repricing within one year totaled $165.8 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $162.7 million, providing an excess of interest-earning assets over interest-bearing liabilities of $3.1 million. At September 30, 2015, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 101.9%.

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

As of September 30, 2015, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 16, 2015	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

