Form 10-K
period 2015-12-31
EMCLAIRE FINANCIAL CORP
filed 2016-03-24
CIK 858800

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

As of June 30, 2015, the aggregate value of the 1,809,195 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 324,663 shares held by the directors and officers of the Registrant as a group, was approximately $43.3 million. This figure is based on the last sales price of $23.94 per share of the Registrant’s Common Stock on June 30, 2015. The number of outstanding shares of common stock as of March 24, 2016, was 2,144,808.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of fifteen retail branch offices in Venango, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

At December 31, 2015, the Corporation had $600.6 million in total assets, $52.8 million in stockholders’ equity, $429.9 million in net loans and $489.9 million in total deposits.

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement under which United American Savings Bank (United American) will merge into The Farmers National Bank of Emlenton in a cash transaction valued at approximately $14.1 million. United American is a traditional community bank with one branch location in Pittsburgh Pennsylvania, with reported assets of approximately $89.3 million at December 31, 2015.

Under the terms of the agreement, shareholders of United American will receive $42.67 in cash for each share of United American common stock. The transaction is expected to be completed in the second quarter of 2016, subject to the satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of United American.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 32.0% of the total loan portfolio at December 31, 2015. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 20.1% of the total loan portfolio at December 31, 2015. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 46.3% of the total loan portfolio at December 31, 2015. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 1.6% of the total loan portfolio at December 31, 2015.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2015, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $8.4 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2015, the Bank’s largest single lending relationship had an outstanding balance of $8.4 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2015		2014		2013		2012		2011
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Mortgage loans on real estate:
Residential first mortgages	$139,305	32.0%	$107,173	27.8%	$105,541	29.5%	$97,246	28.7%	$93,610	29.6%
Home equity loans and lines of credit	87,410	20.1%	89,106	23.2%	87,928	24.6%	85,615	25.2%	71,238	22.5%
Commercial	129,691	29.8%	110,810	28.8%	101,499	28.5%	98,823	29.2%	94,765	30.0%

Total real estate loans	356,406	81.9%	307,089	79.8%	294,968	82.6%	281,684	83.1%	259,613	82.1%

Other loans:
Commercial business	71,948	16.5%	70,185	18.2%	53,214	14.9%	45,581	13.4%	43,826	13.9%
Consumer	6,742	1.6%	7,598	2.0%	9,117	2.6%	11,886	3.5%	12,642	4.0%

Total other loans	78,690	18.1%	77,783	20.2%	62,331	17.4%	57,467	16.9%	56,468	17.9%

Total loans receivable	435,096	100.0%	384,872	100.0%	357,299	100.0%	339,151	100.0%	316,081	100.0%
Less:
Allowance for loan losses	5,205		5,224		4,869		5,350		3,536

Net loans receivable	$429,891		$379,648		$352,430		$333,801		$312,545

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2015. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total

Residential mortgages	$4,544	$1,805	$6,967	$125,989	$139,305
Home equity loans and lines of credit	94	8,624	24,539	54,153	87,410
Commercial mortgages	6,487	5,724	49,925	67,555	129,691
Commercial business	4,124	19,111	15,080	33,633	71,948
Consumer	153	3,521	955	2,113	6,742

	$15,402	$38,785	$97,466	$283,443	$435,096

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2015:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates

Residential mortgage	$123,741	$11,020
Home equity loans and lines of credit	73,751	13,564
Commercial mortgage	20,456	102,748
Commercial business	26,872	40,952
Consumer	4,873	1,717

	$249,693	$170,001

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

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Typically, loans are considered nonaccruing upon reaching 90 days delinquent unless the credit is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Corporation may be the buyer.

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

As of December 31, 2015, the Corporation’s nonperforming assets were $3.2 million, or 0.54% of the Corporation’s total assets, compared to $7.1 million or 1.21% of the Corporation’s total assets, at December 31, 2014. Nonperforming assets at December 31, 2015 included nonaccrual loans and OREO of $3.1 million and $160,000, respectively. Included in nonaccrual loans at December 31, 2015 were 5 loans totaling $363,000 considered to be troubled debt restructurings (TDRs). Interest income of $142,000 would have been recorded in 2015 if the nonaccrual loans had been current and performing during the entire period. Interest of $53,000 on these loans was included in income during 2015.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2015, the Corporation’s classified and criticized assets amounted to $8.0 million or 1.3% of total assets, with $1.0 million identified as special mention and $6.9 million classified as substandard.

Included in classified and criticized assets at December 31, 2015 are two large loan relationships exhibiting credit deterioration impacting the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first loan, with an outstanding balance of $2.7 million at December 31, 2015, was originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence. The hotel, restaurant and retail plaza are complete and operational. However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower has limited liquid sources of repayment. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2015, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $1.0 million at December 31, 2015, is considered impaired and consists of one commercial real estate mortgage loan and two commercial business loans. The loans are secured by lien positions on the manufacturing facilities, equipment and other business assets. The borrower has experienced a substantial decrease in sales revenue due to a decrease in market demand for their primary product and pricing pressures in general. Sales efforts have been overhauled and new products segments have been launched. While revenues have stabilized, cash flow remains negative. All loans have remained current, due in part to financial support of the business owner. At December 31, 2015, the loans were nonperforming, classified as substandard and had a specific reserve of $47,000 allocated to them.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2015	2014	2013	2012	2011

Nonperforming loans	$3,069	$6,942	$5,207	$6,988	$5,565

Total as a percentage of gross loans	0.71%	1.80%	1.46%	2.06%	1.76%

Repossessions	-	-	-	-	-
Real estate acquired through foreclosure	160	124	107	180	307
Total as a percentage of total assets	0.03%	0.02%	0.02%	0.04%	0.06%

Total nonperforming assets	$3,229	$7,066	$5,314	$7,168	$5,872

Total nonperforming assets as a percentage of total assets	0.54%	1.21%	1.01%	1.41%	1.19%

Allowance for loan losses as a percentage of nonperforming loans	169.60%	75.25%	93.51%	76.56%	63.54%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for losses as of December 31, 2015 of $5.2 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2015	2014	2013	2012	2011

Balance at beginning of period	$5,224	$4,869	$5,350	$3,536	$4,132

Provision for loan losses	381	670	580	2,154	420

Charge-offs:
Residential mortgage loans	(79)	(134)	(36)	(90)	(224)
Home equity loans and lines of credit	(221)	(72)	(68)	(222)	(188)
Commercial mortgage loans	(35)	(2)	(941)	(35)	(200)
Commercial business loans	(182)	(17)	-	(50)	(415)
Consumer loans	(50)	(139)	(85)	(101)	(67)
	(567)	(364)	(1,130)	(498)	(1,094)

Recoveries:
Residential mortgage loans	-	-	1	84	3
Home equity loans and lines of credit	30	1	-	27	1
Commercial mortgage loans	88	18	8	8	-
Commercial business loans	31	7	18	15	63
Consumer loans	18	23	42	24	11
	167	49	69	158	78

Net charge-offs	(400)	(315)	(1,061)	(340)	(1,016)

Balance at end of period	$5,205	$5,224	$4,869	$5,350	$3,536

Ratio of net charge-offs to average loans outstanding	0.10%	0.08%	0.30%	0.10%	0.32%

Ratio of allowance to total loans at end of period	1.20%	1.36%	1.36%	1.58%	1.12%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to	Dollar	category to
Loan Categories:	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$960	16.5%	$1,336	18.2%	$822	14.9%	$636	13.4%	$590	13.9%
Commercial mortgages	2,185	29.8%	2,338	28.8%	2,450	28.4%	3,090	29.2%	1,737	30.0%
Residential mortgages	1,429	32.0%	955	27.8%	923	29.5%	828	28.7%	832	29.6%
Home equity loans	586	20.1%	543	23.2%	625	24.6%	730	25.2%	320	22.5%
Consumer loans	45	1.6%	52	2.0%	49	2.6%	66	3.5%	57	4.0%

	$5,205	100%	$5,224	100%	$4,869	100%	$5,350	100%	$3,536	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2015:

	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
(Dollar amounts in thousands)	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total

U.S. Treasury and federal agency	$-	$-	$1,466	$-	$-	$-	$1,466
U.S. government sponsored entities and agencies	-	1,989	6,964	-	-	-	8,953
U.S. agency mortgage-backed securities: residential	-	-	-	-	33,150	-	33,150
U.S. agency collateralized mortgage obligations: residential	-	-	-	-	31,440	-	31,440
Corporate securities	499	3,495	-	3,493	-	-	7,487
State and political subdivision	723	1,552	5,457	20,609	250	-	28,591
Equity securities	-	-	-	-	-	1,894	1,894

Estimated fair value	$1,222	$7,036	$13,887	$24,102	$64,840	$1,894	$112,981

Weighted average yield (1)	3.41%	1.85%	2.09%	3.64%	2.58%	3.05%	2.72%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2015	2014	2013

U.S. Treasury and federal agency	$1,466	$1,456	$4,168
U.S. government sponsored entities and agencies	8,953	35,224	22,892
U.S. agency mortgage-backed securities: residential	33,150	38,771	11,361
U.S. agency collateralized mortgage obligations: residential	31,440	36,617	39,722
Corporate securities	7,487	1,998	241
State and political subdivision	28,591	33,024	36,499
Equity securities	1,894	2,771	2,421
	$112,981	$149,861	$117,304

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2015			2014
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$119,790	24.4%	-	$111,282	22.2%
Interest bearing demand deposits	0.15%	256,620	52.4%	0.15%	269,402	53.7%
Time deposits	1.46%	113,477	23.2%	1.52%	121,135	24.1%

	0.42%	$489,887	100.0%	0.45%	$501,819	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $250,000 or more at December 31, 2015 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Three months or less	$2,773
Over three months to six months	1,101
Over six months to twelve months	6,366
Over twelve months	11,999

$22,239

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

(Dollar amounts in thousands)	2015	2014

Ending balance	$49,250	$21,500
Average balance	21,489	19,417
Maximum balance	55,750	39,650
Average rate	3.21%	3.49%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in item 7 and “Note 10 – Deposits” on page F-28 and “Note 11 – Borrowed Funds” on page F-29 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. The Title Company provides real estate settlement services to the Bank and other customers. As of December 31, 2015, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2015, the Corporation had 122 full time equivalent employees. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

The Corporation. The Corporation is a registered bank holding company and subject to regulation and examination by the FRB under the BHCA. The Corporation is required to file periodic reports with the FRB and such additional information as the FRB may require. Recent changes to the Bank Holding Company rating system emphasize risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

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

The BHCA also authorizes bank holding companies to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a financial holding company by submitting to the appropriate FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Corporation submitted the declaration of election to become a financial holding company with the FRB of Cleveland in February 2007, and the election became effective in March 2007. Recent federal legislation also directed federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

2010 Regulatory Reform. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law. The goals of the Dodd-Frank Act included restoring public confidence in the financial system following the financial crisis, preventing another financial crisis and permitting regulators to identify shortfalls in the system before another financial crisis can occur. The Dodd Frank Act is also intended to promote a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on regulation of individual financial institutions.

Many of the provisions in the Dodd Frank Act require that regulatory agencies draft implementing regulations. Implementation of the Dodd Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things: (i) changing the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less average tangible equity, eliminating the ceiling and increasing the size of the floor of the DIF and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets; (ii) making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection to $250,000; (iii) eliminating the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.50%, but continuing the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%; however, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends; (iv) repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; (v) implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly traded companies to give shareholders a non-binding advisory vote to approve executive compensation, commonly referred to as a “say-on-pay” vote and an advisory role on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the even t of a restatement of its financial statements, commonly referred to as a “clawback” policy; (vi) centralizing responsibility for consumer financial protection by creating a new independent federal agency, the Consumer Financial Protection Bureau (CFPB) responsible for implementing federal consumer protection laws to be applicable to all depository institutions; (vii) imposing new requirements for mortgage lending, including new minimum underwriting standards, limitations on prepayment penalties and imposition of new mandated disclosures to mortgage borrowers; (viii) imposing new limits on affiliate transactions and causing derivative transactions to be subject to lending limits and other restrictions including adoption of the “Volcker Rule” regulating transactions in derivative securities; (ix) limiting debit card interchange fees that financial institutions with $10 billion or more in assets are permitted to charge their customers; and (x) implementing regulations to incentivize and protect individuals, commonly referred to as whistleblowers to report violations of federal securities laws.

Many aspects of the Dodd Frank Act continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on us or across the industry. The changes resulting from the Dodd Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2015, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2015, the Bank’s loans-to-one-borrower limit was $8.4 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2015, the Bank’s largest single lending relationship had an outstanding balance of $8.4 million.

Capital Standards. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. Beginning on January 1, 2015, the Bank became subject to a new comprehensive capital framework for U.S. banking organizations. In July 2013, the Federal Reserve Board, FDIC and OCC adopted a final rule that implements the Basel III changes to the international regulatory capital framework. The Basel III rules include requirements contemplated by the Dodd Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III rules include new risk-based and leverage capital ratio requirements that refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements are (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III rules also establish a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conversation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5% and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels do not meet certain thresholds. These revisions were effective January 1, 2015. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. Under the proposed prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized”: (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from previous rules).

The Basel III rules set forth certain changes in the methods of calculating risk-weighted assets, which in turn affect the calculation of risk based ratios. Under the Basel III rules, higher or more sensitive risk weights are assigned to various categories of assets including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures of credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, Basel III rules include (i) alternate standards of credit worthiness consistent with the Dodd Frank Act; (ii) greater recognition of collateral guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. Banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis without any phase out. Community banks were required to make this election by their March 31, 2015 quarterly filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (AOCI) components in the calculation of Common equity Tier 1 capital and in effect retain the AOCI treatment under the current capital rules. The Bank made in its March 31, 2015 quarterly filing a one-time permanent election to continue to exclude accumulated other comprehensive income from capital. If it would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital.

The Basel III rules generally became effective beginning January 1, 2015; however, certain calculations under the Basel III rules have phase-in periods. In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion. The primary benefit of being deemed a “small bank holding company’ is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The following table sets forth certain information concerning regulatory capital ratios of the Bank as of the dates presented:

	December 31, 2015		December 31, 2014
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$56,090	13.99%	$52,329	14.84%
For capital adequacy purposes	32,070	8.00%	28,201	8.00%
To be well capitalized	40,087	10.00%	35,251	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$51,073	12.74%	$47,878	13.58%
For capital adequacy purposes	24,052	6.00%	14,101	4.00%
To be well capitalized	32,070	8.00%	21,151	6.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$51,073	12.74%	N/A	N/A
For capital adequacy purposes	18,039	4.50%	N/A	N/A
To be well capitalized	26,057	6.50%	N/A	N/A
Tier 1 capital to average assets:
Actual	$51,073	8.83%	$47,878	8.25%
For capital adequacy purposes	23,131	4.00%	23,222	4.00%
To be well capitalized	28,914	5.00%	29,028	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2015, the Bank exceeded the required ratios for classification as “well capitalized.”

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. On September 1, 2005, the federal banking agencies amended the CRA regulations to (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of September 10, 2015, the Bank was rated “satisfactory.”

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2015, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2015, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 7 - Premises and Equipment” on page F-26 to the consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”. The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc.	Janney Montgomery Scott LLC	Monroe Securities, Inc.
4 Tower Bridge	1717 Arch Street	100 North Riverside Plaza
200 Barr Harbor Drive, Suite 300	Philadelphia, PA 19103	Suite 1620
West Conshohocken, PA 19428-2979	Telephone: (215) 665-6000	Chicago, IL 60606
Telephone: (800) 883-1212		Telephone: (312) 327-2530

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

	Market Price			Cash
	High	Low	Close	Dividend

2015:
Fourth quarter	$25.00	$22.90	$24.00	$0.24
Third quarter	24.96	22.85	22.90	0.24
Second quarter	25.96	22.52	23.94	0.24
First quarter	27.15	23.50	25.10	0.24

2014:
Fourth quarter	$26.95	$23.48	$25.00	$0.22
Third quarter	27.50	24.82	25.46	0.22
Second quarter	27.04	24.20	26.89	0.22
First quarter	26.09	24.26	25.62	0.22

As of March 1, 2016, there were approximately 649 stockholders of record and 2,144,808 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2015.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $4.1 million or $2.05 per diluted common share for 2015, compared to $3.9 million or $2.20 per diluted common share for 2014. Net income available to common stockholders was impacted by the following:

•	Net interest income increased $512,000 or 3.0% in 2015. This increase primarily related to an increase in interest income of $320,000 or 1.6% and a decrease in interest expense of $192,000 or 6.3%. Interest income for 2015 included $145,000 of recovered interest related to the full payoff of a $2.8 million nonperforming loan relationship and interest income for 2014 included $533,000 of recovered interest related to the full payoff of a $1.3 million nonperforming loan relationship. Driving the decrease in interest expense, the Corporation’s cost of funds decreased 6 basis points to 0.53% for 2015 from 0.59% for 2014. Despite the impact of recovered interest and the management of funding costs, the net interest margin decreased 2 basis points to 3.33% for 2015, from 3.35% for 2014, as a result of an overall decline in asset yields.

•	Noninterest income was stable at $4.1 million for the years ended December 31, 2015 and 2014. Net gains realized on the sale of securities increased $96,000, or 12.7%, to $854,000 in 2015 from $758,000 in 2014, while fees and service charges decreased $119,000.
•	Noninterest expense increased $578,000, or 3.7%, to $16.2 million for the year ended December 31, 2015 from $15.6 million for 2014. The increase primarily related to increases in compensation and benefits, premises and equipment and professional fees of $584,000, $164,000 and $263,000, respectively.

Changes in Financial Condition

Total assets increased $18.7 million, or 3.2%, to $600.6 million at December 31, 2015 from $581.9 million at December 31, 2014. This increase primarily related to an increase in net loans receivable of $50.2 million. The loan growth and an $11.9 million decrease in deposits was funded by a $36.9 million decrease in securities and a $27.8 million increase in borrowed funds.

Cash and cash equivalents. Cash and cash equivalents decreased $310,000, or 2.6%, to $11.5 million at December 31, 2015 from $11.9 million at December 31, 2014. This decrease primarily resulted from the funding of loans and customer deposit withdrawals, partially offset by an increase in cash related to the sale of investment securities and borrowed funds advances. Typically, cash accounts are increased by net operating results, deposits by customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer deposit withdrawals, new loan originations or other loan fundings, security purchases, repayments of borrowed funds and cash dividends to stockholders.

Securities. Securities decreased $36.9 million, or 24.6%, to $113.0 million at December 31, 2015 from $149.9 million at December 31, 2014. This decrease primarily resulted from investment security sales and calls totaling $36.1 million and $17.3 million, respectively, offset by purchases totaling $27.8 million during the year.

Loans receivable. Net loans receivable increased $50.2 million, or 13.2%, to $429.9 million at December 31, 2015 from $379.6 million at December 31, 2014. The increase was driven by growth in the Corporation’s residential mortgage, commercial mortgage and commercial business portfolios of $32.1 million, $18.9 million and $1.8 million, respectively, partially offset by decreases in the home equity and consumer portfolios of $1.7 million and $856,000, respectively. The growth of the Corporation’s residential mortgage portfolio included loan pool purchases totaling $19.2 million.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $3.2 million, or 0.54% of total assets, at December 31, 2015 compared to $7.1 million, or 1.21% of total assets, at December 31, 2014. Nonperforming assets consisted of nonperforming loans and real estate owned of $3.1 million and $160,000, respectively, at December 31, 2015 and $6.9 million and $124,000, respectively, at December 31, 2014. This decrease in nonperforming loans was primarily due to the payoff of three nonperforming loan relationships totaling $4.7 million and the return of one previously nonperforming loan relationship totaling $447,000 to accrual status, partially offset by loan relationships of $1.0 million and $398,000 being placed on nonaccrual status during the year. At December 31, 2015, nonperforming loans consisted primarily of residential mortgage, commercial mortgage and commercial business loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $3.2 million and $1.0 million, respectively, at December 31, 2015. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses. BOLI increased $328,000, or 3.1%, to $11.1 million at December 31, 2015 from $10.7 million at December 31, 2014.

Premises and equipment. Premises and equipment increased $970,000, or 6.4%, to $16.1 million at December 31, 2015 from $15.1 million at December 31, 2014. The overall increase in premises and equipment during the year was due to capital expenditures of $2.0 million, partially offset by depreciation and amortization of $1.0 million. Capital expenditures for 2015 included the purchase of equipment and software related to disaster recovery and mainframe upgrades and costs associated with the remodeling of two branch banking offices.

Goodwill. Goodwill was $3.7 million at December 31, 2015 and 2014. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2015.

Core deposit intangible. The core deposit intangible was $554,000 at December 31, 2015. In connection with the assumption of deposits in the 2009 Titusville branch acquisition, the Corporation recorded a core deposit intangible of $2.8 million. This asset represents the long-term value of the core deposits acquired. Fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard financial instrument present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of nine years. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $195,000 and $216,000 of intangible amortization in 2015 and 2014, respectively.

Deposits. Total deposits decreased $11.9 million to $489.9 million at December 31, 2015 from $501.8 million at December 31, 2014. Noninterest bearing deposits increased $8.5 million, or 7.7%, during the year while interest bearing deposits decreased $20.4 million, or 5.2%. The deposit decline was due in part to municipal customers drawing down deposit accounts due to their not receiving timely payments of anticipated government funding as a result of the Pennsylvania budget impasse.

Borrowed funds. Borrowed funds increased $27.8 million to $49.3 million at December 31, 2015 from $21.5 million at December 31, 2014. Borrowed funds at December 31, 2015 consisted of short-term borrowings of $14.3 million and long-term borrowings of $35.0 million. Long-term advances were utilized primarily to fund loan growth and short-term advances were utilized primarily to compensate for the abnormal year-end deposit decreases.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased $2.0 million to $8.4 million at December 31, 2015 from $10.4 million at December 31, 2014. The Corporation’s pension obligation decreased $2.6 million to $806,000 at December 31, 2015 from $3.4 million at December 31, 2014 as the Corporation made a $3.0 million cash contribution to the plan during the year.

Stockholders’ equity. Stockholders’ equity increased $4.8 million, or 10.1%, to $52.8 million at December 31, 2015 from $48.0 million at December 31, 2014. The increase primarily related to an $8.2 million private placement common stock offering completed during the second quarter of 2015 and a $2.2 million increase in retained earnings as a result of net income totaling $4.2 million less dividends paid of $1.9 million. These increases were partially offset by a $5.0 million redemption of preferred stock and a $764,000 decrease in accumulated other comprehensive income resulting from changes in the net unrealized losses on securities available for sale and the funded status of the Corporation’s defined benefit plan.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $4.2 million and $4.0 million in 2015 and 2014, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	Year ended December 31,
	2015			2014
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:

Loans, taxable	$375,164	$16,706	4.45%	$341,183	$16,280	4.77%
Loans, tax-exempt	25,535	1,244	4.87%	22,619	1,140	5.04%
Total loans receivable	400,699	17,950	4.48%	363,802	17,420	4.79%
Securities, taxable	107,009	1,965	1.84%	106,282	1,958	1.84%
Securities, tax-exempt	31,879	1,126	3.53%	34,378	1,394	4.06%
Total securities	138,888	3,091	2.23%	140,660	3,352	2.38%
Interest-earning deposits with banks	12,328	68	0.55%	29,359	92	0.31%
Federal bank stocks	2,419	164	6.78%	2,832	145	5.12%
Total interest-earning cash equivalents	14,747	232	1.57%	32,191	237	0.74%
Total interest-earning assets	554,334	21,273	3.84%	536,653	21,009	3.91%
Cash and due from banks	2,440			2,251
Other noninterest-earning assets	34,347			31,318
Total Assets	$591,121			$570,222
Interest-bearing liabilities:
Interest-bearing demand deposits	$272,582	412	0.15%	$265,516	409	0.15%
Time deposits	118,701	1,732	1.46%	119,808	1,939	1.62%
Total interest-bearing deposits	391,283	2,144	0.55%	385,324	2,348	0.61%
Borrowed funds, short-term	6,284	87	1.38%	3,581	98	2.72%
Borrowed funds, long-term (1)	15,205	604	3.97%	15,836	581	3.67%
Total borrowed funds	21,489	691	3.21%	19,417	679	3.49%
Total interest-bearing liabilities	412,772	2,835	0.69%	404,741	3,027	0.75%
Noninterest-bearing demand deposits	117,455	-	-	112,243	-	-
Funding and cost of funds	530,227	2,835	0.53%	516,984	3,027	0.59%
Other noninterest-bearing liabilities	8,254			5,828
Total Liabilities	538,481			522,812
Stockholders' Equity	52,640			47,410
Total Liabilities and Stockholders' Equity	$591,121			$570,222
Net interest income		$18,438			$17,982
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.15%			3.16%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.33%			3.35%

(1)	Interest on long-term borrowed funds for the period ended December 31, 2014 was reduced by $53,000 related to capitalized interest costs on construction in progress.

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

(Dollar amounts in thousands)	2015 versus 2014
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,697	$(1,167)	$530
Securities	(42)	(219)	(261)
Interest-earning deposits with banks	(71)	47	(24)
Federal bank stocks	(23)	42	19

Total interest-earning assets	1,561	(1,297)	264

Interest expense:
Deposits	36	(240)	(204)
Borrowed funds, short term	52	(63)	(11)
Borrowed funds, long term	(24)	47	23

Total interest-bearing liabilities	64	(256)	(192)

Net interest income	$1,497	$(1,041)	$456

2015 Results Compared to 2014 Results

The Corporation reported net income before preferred stock dividends of $4.2 million and $4.0 million for 2015 and 2014, respectively. The $137,000, or 3.4%, increase in net income was attributed to increases in net interest income and noninterest income of $512,000 and $7,000, respectively, and a decrease in provision for loan losses of $289,000, partially offset by increases in noninterest expense and the provision for income taxes of $578,000 and $93,000, respectively. Returns on average equity and assets were 7.89% and 0.70%, respectively, for 2015.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $456,000 to $18.4 million for 2015, compared to $18.0 million for 2014. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $264,000 and a decrease in interest expense of $192,000.

Interest income. Tax equivalent interest income increased $264,000, or 1.3%, to $21.3 million for 2015, compared to $21.0 million for 2014. This increase can be attributed to increases in interest earned on loans and dividends received on federal bank stocks of $530,000 and $19,000, respectively, partially offset by decreses in securities and interest earning cash equivalents of $261,000 and $24,000, respectively.

Tax equivalent interest earned on loans receivable increased $530,000, or 3.0%, to $18.0 million for 2015, compared to $17.4 million for 2014. The average balance of loans increased $36.9 million, or 10.1%, generating $1.7 million of additional interest income on loans. Offsetting this favorable variance, the average yield on loans decreased 31 basis points to 4.48% for 2015, versus 4.79% for 2014 causing a $1.2 million decrease in interest income.

Tax equivalent interest earned on securities decreased $261,000, or 7.8%, to $3.1 million for 2015 compared to $3.4 million for 2014. The average balance of securities decreased $1.8 million, or 1.3%, causing a $42,000 decrease in interest income. Also contributing to the unfavorable variance, the average yield on securities decreased 15 basis points to 2.23% for 2015 versus 2.38% for 2014 causing a $219,000 decrease in interest income.

Interest earned on interest-earning deposit accounts decreased $24,000, or 26.1%, to $68,000 for 2015 compared to $92,000 for 2014. The average balance of interest-earning deposits decreased $17.0 million causing a $71,000 decrease in interest income. Offsetting this unfavorable variance, the average yield on these accounts increased 24 basis points to 55 basis points for 2015 versus 31 basis points for 2014 generating $20,000 on additional interest income.

Interest earned on federal bank stocks increased $19,000, or 13.1%, to $164,000 for 2015 compared to $145,000 for 2014. The average yield on these accounts increased 166 basis points to 6.78% for 2015 versus 5.12% for 2014 generating a $42,000 increase in interest income. Offsetting this favorable yield variance, average federal bank stocks decreased $413,000, or 14.6%, causing a $23,000 decrease in interest income.

Interest expense. Interest expense decreased $192,000, or 6.3%, to $2.8 million for 2015 compared to $3.0 million for 2014. This decrease can be attributed to a decrease in interest expense on interest-bearing deposits of $204,000, partially offset by an increase in interest expense on borrowed funds of $12,000.

Interest expense on deposits decreased $204,000, or 8.7%, to $2.1 million for 2015 compared to $2.3 million for 2014. The average rate on interest-bearing deposits decreased by 6 basis points to 0.55% for 2015 versus 0.61% for 2014 causing a $240,000 decrease in interest expense. Offsetting this favorable variance, the average balance of interest-bearing deposits increased $6.0 million, or 1.5%, causing a $36,000 increase in interest expense.

Interest expense on borrowed funds increased $12,000, or 1.8%, to $691,000 for 2015 compared to $679,000 for 2014. The average balance of borrowed funds increased $2.1 million, or 10.7%, to $21.5 million for 2015 compared to $19.4 million for 2014 causing a $28,000 increase in interest expense. Partially offsetting this favorable variance, the average cost of borrowed funds decreased 28 basis points to 3.21% for 2015 versus 3.49% for 2014 causing a $16,000 decrease in interest expense. This was the result of the Corporation utilizing more overnight borrowed funds at a lower rate.

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

Nonperforming loans decreased $3.9 million, or 55.8%, to $3.1 million at December 31, 2015 from $6.9 million at December 31, 2014. The decrease in nonperforming loans was primarily related to the payoff of three nonperforming loan relationships totaling $4.7 million, and the return of one previously nonperforming loan relationship totaling $447,000 to accrual status, partially offset by loan relationships of $1.0 million and $398,000 being placed on nonaccrual status during the year.

The provision for loan losses decreased $289,000, or 43.1%, to $381,000 for 2015 from $670,000 for 2014. The Corporation’s allowance for loan losses amounted to $5.2 million, or 1.20% of the Corporation’s total loan portfolio at December 31, 2015 compared to $5.2 million or 1.36% of total loans at December 31, 2014. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2015 and 2014, was 169.6% and 75.3%, respectively. The allocation of the allowance for loan losses related to residential mortgage loans increased during the year as a result of growth in the loan portfolio, while the allocation related to commercial loans decreased as a result of the resolution of loans individually evaluated for impairment.

Noninterest income. Noninterest income includes revenue that is not related to interest rates, but rather to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan gains and losses, and earnings on bank-owned life insurance (BOLI). Noninterest income increased $7,000, or 0.2%, to $4.1 million for 2015 and 2014. This increase was primarily due to increases in gains on the sale of securities and other noninterest income of $96,000 and $41,000, respectively. During 2015, the Corporation realized net securities gains of $854,000 compared to $758,000 realized in 2014. Partially offsetting these increases in noninterest income, fees and service charges and commissions on financial services decreased by $119,000 and $11,000, respectively.

Noninterest expense. Noninterest expense increased $578,000, or 3.7%, to $16.2 million for 2015, compared to $15.6 million for 2014. This increase was primarily related to increases in compensation and employee benefits, professional fees and premises and equipment expense, partially offset by decreases in intangible amortization, professional fees and FDIC insurance expense.

The largest component of noninterest expense, compensation and employee benefits, increased $584,000, or 7.6%, to $8.2 million for 2015 compared to $7.6 million for 2014. This increase primarily related to an increase in benefits expense and normal wage and salary increases.

Premises and equipment expense increased $164,000, or 6.6%, to $2.7 million for 2015 compared to $2.5 million for 2014. This increase primarily related to increases in expenses associated with the Bank’s new branch office in Cranberry Township, Pennsylvania, which opened in May 2014 and an upgrade to the Bank’s ATM fleet in the fourth quarter of 2014.

Professional fees increased $263,000, or 38.3%, to $950,000 for 2015 compared to $687,000 for 2014. This increase primarily related to costs associated with merger and acquisition activities.

Other noninterest expense decreased $412,000, or 9.9%, to $3.8 million for 2015 compared to $4.2 million for 2014. Included in other noninterest expense for 2014 was $550,000 in prepayment penalties incurred in the first quarter of 2014 associated with the early retirement of a $5.0 million FHLB long-term advance.

The Corporation recognized $195,000 of intangible amortization in 2015 compared to $216,000 in 2014 associated with a core deposit intangible asset of $2.8 million that was recorded in connection with the 2009 Titusville branch acquisition.

The provision for income taxes increased $93,000, or 8.9%, to $1.1 million for 2015 compared to $1.0 million for 2014 primarily due to an increase in taxable income. The difference between the statutory rate of 35% and the Corporation’s effective tax rate of 21.5% for 2015 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2015, the Corporation’s interest-earning assets maturing or repricing within one year totaled $166.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $160.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $6.3 million or 1.1% of total assets. At December 31, 2015, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 104.0%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2015 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months	Six months	One to	Three to	Over
	or less	to one year	three years	four years	four years	Total

Total interest-earning assets	$124,553	$41,989	$133,414	$57,041	$199,887	$556,884

Total interest-bearing liabilities	84,649	75,563	162,044	36,208	61,008	419,472

Interest rate sensitivity gap	$39,904	$(33,574)	$(28,630)	$20,833	$138,879	$137,412

Cumulative rate sensitivity gap	$39,904	$6,330	$(22,300)	$(1,467)	$137,412

Ratio of gap during the period to total interest earning assets	7.17%	(6.03)%	(5.14)%	3.74%	24.94%

Ratio of cumulative gap to total interest earning assets	7.17%	1.14%	(4.00)%	(0.26)%	24.68%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2015 and 2014, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2015 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2015 levels for net interest income.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP

2015 Net interest income - increase (decrease)	(0.36)%	(1.14)%	(2.80)%	(6.67)%

2014 Net interest income - increase (decrease)	(0.26)%	(0.88)%	(3.46)%	(7.16)%

The expected decrease in net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having overnight borrowings of $14.5 million at December 31, 2015. In a rising rate environment, these borrowings would be immediately repricing, therefore causing increased interest expense.

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

Capital Resources

Total stockholders’ equity increased $4.8 million, or 10.1%, to $52.8 million at December 31, 2015 from $48.0 million at December 31, 2014. Net income before preferred stock dividends of $4.2 million in 2015 represented an increase in earnings of $137,000, or 3.4%, compared to 2014.

The Corporation’s capital to assets ratio increased to 8.8% at December 31, 2015 from 8.3% at December 31, 2014. During the second quarter of 2015, the Corporation raised $8.2 million in capital, net of expenses, through the issuance of 350,000 shares of common stock in a private placement offering to accredited investors. During the third quarter of 2015, the Corporation utilized a portion of the proceeds of the stock offering to redeem the remaining $5.0 million of preferred stock issued to the U.S. Treasury under the SBLF program. While continuing to sustain a strong capital position, dividends on common stock increased to $1.9 million in 2015 from $1.6 million in 2014. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 47% of registered shareholder accounts active in the plan at December 31, 2015. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2015, the Bank was in excess of all regulatory capital requirements. See Note 12 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2015, the Corporation used its sources of funds primarily to fund loan commitments. As of December 31, 2015, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $58.0 million, and standby letters of credit totaling $146,000. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and the Bank is currently in compliance with all liquidity policy limits.

At December 31, 2015, time deposits amounted to $113.5 million, or 23.2%, of the Corporation’s total consolidated deposits, including approximately $31.9 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include an unfunded $7.5 million line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2015, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $120.6 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.24 and $0.22 per common share for each of the four quarters of 2015 and 2014, respectively. On February 17, 2016, the Corporation declared a quarterly dividend of $0.26 per common share payable on March 18, 2016 to shareholders of record on March 1, 2016. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2015, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2015, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2015, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2016 (the Proxy Statement).

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the Code) that applies to all employees, including the CEO and the CFO. A copy of the Code has previously been filed with the SEC and is posted on our website at www.emclairefinancial.com. Any waiver of the Code with respect to the CEO and the CFO will be publicly disclosed in accordance with applicable regulations.

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2015 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007 and the 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	73,000	$25.71	210,512

Equity compensation plans not approved by security holders	0	--	0

Total	73,000	$25.71	210,512

(1) Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase 73,000 shares were outstanding at December 31, 2015. In addition, 8,500 shares of common stock have been issued upon exercise of options. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 49,400 shares have been granted. In addition, the 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 12,950 shares of restricted stock have been granted.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)

3.2	Bylaws of Emclaire Financial Corp (1)

4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (2)

10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*

10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*

10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 18, 2015. (3)*

10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*

10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*

10.6	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees. (4)*

10.7	Farmers National Bank of Emlenton Deferred Compensation Plan. (5)*

10.8	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (6)*

10.9	Emclaire Financial Corp 2014 Stock Incentive Plan (7)*

11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).

14.0	Code of Personal and Business Conduct and Ethics. (8)

20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (9)

21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).

31.1	Principal Executive Officer Section 302 Certification.

31.2	Principal Financial Officer Section 302 Certification.

32.1	Principal Executive Officer Section 906 Certification.

32.2	Principal Financial Officer Section 906 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(6)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.
(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 24, 2016	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 24, 2016
Director
(Principal Executive Officer)

Date:	March 24, 2016	By:	/s/ Amanda L. Engles
Amanda L. Engles
Secretary
(Principal Accounting Officer)
		Date:	March 24, 2016

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 24, 2016	Date:	March 24, 2016

By:	/s/ James M. Crooks	By:	/s/ Robert W. Freeman
	James M. Crooks		Robert W. Freeman
	Director		Director
Date:	March 24, 2016	Date:	March 24, 2016

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director
Date:	March 24, 2016	Date:	March 24, 2016

By:	/s/ John B. Mason	By:	/s/ Brian C. McCarrier
	John B. Mason		Brian C. McCarrier
	Director		Director
Date:	March 24, 2016	Date:	March 24, 2016

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 24, 2016

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Emclaire Financial Corp

Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio

March 24, 2016

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$2,359	$2,386
Interest earning deposits with banks	9,187	9,470
Total cash and cash equivalents	11,546	11,856
Securities available for sale	112,981	149,861
Loans receivable, net of allowance for loan losses of $5,205 and $5,224	429,891	379,648
Federal bank stocks, at cost	4,240	2,406
Bank-owned life insurance	11,056	10,728
Accrued interest receivable	1,501	1,543
Premises and equipment, net	16,114	15,144
Goodwill	3,664	3,664
Core deposit intangible, net	554	749
Prepaid expenses and other assets	9,048	6,310
Total Assets	$600,595	$581,909

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$119,790	$111,282
Interest bearing	370,097	390,537
Total deposits	489,887	501,819
Borrowed funds	49,250	21,500
Accrued interest payable	179	199
Accrued expenses and other liabilities	8,440	10,401
Total Liabilities	547,756	533,919

Commitments and Contingent Liabilities (Note 13)

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series B, non-cumulative preferred stock, $0 and $5,000 liquidation value, no shares and 5,000 shares issued and outstanding	-	5,000
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,246,825 and 1,882,675 shares issued; 2,144,808 and 1,780,658 shares outstanding	2,808	2,353
Additional paid-in capital	27,701	19,740
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	28,206	26,009
Accumulated other comprehensive loss	(3,762)	(2,998)
Total Stockholders' Equity	52,839	47,990
Total Liabilities and Stockholders' Equity	$600,595	$581,909

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2015	2014
Interest and dividend income
Loans receivable, including fees	$17,578	$17,078
Securities:
Taxable	1,965	1,958
Exempt from federal income tax	807	989
Federal bank stocks	164	145
Deposits with banks	68	92
Total interest and dividend income	20,582	20,262
Interest expense
Deposits	2,144	2,348
Short-term borrowed funds	87	98
Long-term borrowed funds	604	581
Total interest expense	2,835	3,027
Net interest income	17,747	17,235
Provision for loan losses	381	670
Net interest income after provision for loan losses	17,366	16,565
Noninterest income
Fees and service charges	1,477	1,596
Commissions on financial services	24	35
Title premiums	53	58
Net gain on sales of available for sale securities	854	758
Earnings on bank-owned life insurance	396	391
Other	1,290	1,249
Total noninterest income	4,094	4,087
Noninterest expense
Compensation and employee benefits	8,223	7,639
Premises and equipment	2,651	2,487
Intangible asset amortization	195	216
Professional fees	950	687
Federal deposit insurance	376	376
Other	3,770	4,182
Total noninterest expense	16,165	15,587
Income before provision for income taxes	5,295	5,065
Provision for income taxes	1,141	1,048
Net income	4,154	4,017
Preferred stock dividends	75	100
Net income available to common stockholders	$4,079	$3,917

Earnings per common share
Basic	$2.06	$2.21
Diluted	$2.05	$2.20

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2015	2014

Net income	$4,154	$4,017

Other comprehensive income (loss)

Unrealized gains/(losses) on securities:
Unrealized holding gain arising during the period	179	3,892
Reclassification adjustment for gains included in net income	(854)	(758)
	(675)	3,134
Tax effect	229	(1,066)

Net of tax	(446)	2,068

Defined benefit pension plans:
Net loss arising during the period	(657)	(2,764)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	174	58
	(483)	(2,706)
Tax effect	165	920

Net of tax	(318)	(1,786)

Total other comprehensive income (loss)	(764)	282
Comprehensive income	$3,390	$4,299

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share and per share data)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Stock	Earnings	Loss	Equity
Balance at January 1, 2014	$5,000	$2,338	$19,478	$(2,114)	$23,650	$(3,280)	$45,072
Net income					4,017		4,017
Other comprehensive income						282	282
Stock compensation expense			198				198
Exercise of stock options (2,500 shares), including tax benefit		3	49				52
Issuance of common stock for restricted stock awards (9,500 shares), including tax benefit		12	15				27
Preferred dividends					(100)		(100)
Cash dividends declared on common stock ($0.88 per share)					(1,558)		(1,558)
Balance at December 31, 2014	5,000	2,353	19,740	(2,114)	26,009	(2,998)	47,990
Net income					4,154		4,154
Other comprehensive loss						(764)	(764)
Stock compensation expense			184				184
Exercise of stock options (3,750 shares), including tax benefit		5	60				65
Issuance of common stock (350,000 shares)		437	7,714				8,151
Issuance of common stock for restricted stock awards (10,400 shares), including tax benefit		13	3				16
Redemption of preferred stock, Series B	(5,000)						(5,000)
Preferred dividends					(75)		(75)
Cash dividends declared on common stock ($0.96 per share)					(1,882)		(1,882)
Balance at December 31, 2015	$-	$2,808	$27,701	$(2,114)	$28,206	$(3,762)	$52,839

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$4,154	$4,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,039	871
Provision for loan losses	381	670
Amortization/accretion of premiums, discounts and deferred costs and fees, net	362	252
Amortization of intangible assets and mortgage servicing rights	196	216
Realized gains on sales of available for sale securities, net	(854)	(758)
Net gains on foreclosed real estate	(15)	(12)
Net gains on sales of bank premises and equipment	-	(15)
Write-down of foreclosed real estate	13	-
Restricted stock and stock option compensation	184	198
Increase in bank-owned life insurance, net	(328)	(327)
(Increase) decrease in accrued interest receivable	42	(77)
Decrease in deferred taxes	1,146	25
(Increase) decrease in prepaid expenses and other assets	(3,619)	203
Decrease in accrued interest payable	(20)	(93)
Increase in accrued expenses and other liabilities	738	355
Net cash provided by operating activities	3,419	5,525
Cash flows from investing activities
Loan originations and principal collections, net	(27,836)	(25,273)
Purchase of residential mortgage loans	(19,481)	-
Settlement of syndicated national credits	(7,039)	-
Available for sale securities:
Sales	36,314	24,452
Maturities, repayments and calls	27,873	14,813
Purchases	(27,117)	(67,923)
Redemption (purchase) of federal bank stocks, net	(1,834)	1,571
Proceeds from the sale of bank premises and equipment	-	45
Purchases of premises and equipment	(2,009)	(3,735)
Proceeds from the sale of foreclosed real estate	307	139
Net cash used in investing activities	(20,822)	(55,911)
Cash flows from financing activities
Net increase (decrease) in deposits	(11,932)	69,813
Proceeds from Federal Home Loan Bank advances	20,000	-
Repayments on Federal Home Loan Bank advances	-	(5,000)
Net change in short-term borrowings	7,750	(17,650)
Proceeds from issuance of common stock	8,151	-
Redemption of preferred stock (Series B)	(5,000)	-
Proceeds from exercise of stock options, including tax benefit	81	79
Dividends paid	(1,957)	(1,658)
Net cash provided by financing activities	17,093	45,584
Net decrease in cash and cash equivalents	(310)	(4,802)
Cash and cash equivalents at beginning of period	11,856	16,658
Cash and cash equivalents at end of period	$11,546	$11,856

Supplemental information:
Interest paid	$2,855	$3,120
Income taxes paid	525	515

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	341	144
Syndicated national credits settled in subsequent period	-	3,018

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks. Interest-earning deposits are generally short-term in nature and are carried at cost. Federal funds are generally sold or purchased for one day periods. Net cash flows are reported for loan and deposit transactions, short term borrowings and purchases and redemptions of federal bank stocks.

Dividend Restrictions. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to stockholders.

Securities Available for Sale. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Loans Receivable. The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans collateralized by real estate located throughout Western Pennsylvania. The ability of the Corporation’s debtors to honor their contracts is dependent upon real estate and general economic conditions in this area.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $160,000 and $124,000 at December 31, 2015 and 2014, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.3 million and $863,000 at December 31, 2015 and 2014, respectively.

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

Recent Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers”. ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Corporation is currently evaluating the impact ASU 2014-09 will have on its financial statements.

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860). ASU 2014-11 amends the accounting guidance for repo-to-maturity transactions and requires such transactions to be accounted for as secured borrowings. In addition, ASU 2014-11 requires enhanced disclosures related to the collateral pledged, maturity and risk associated with repurchase agreements. ASU 2014-11 did not have a significant impact on the Corporation’s financial statements.

In January 2015, the FASB issued ASU 2015-01 “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for interim and annual periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a significant impact on the Corporation’s financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The reviewed guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and for limited partnerships requires entities to consider the limited partners’ rights relative to the general partner. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. In August 2015, the FASB issued 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issue costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are not expected to have a significant impact on the Corporation’s financial statements.

Notes to Consolidated Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. ASU 2015-16 also requires presentation on the face of the income statement or in the notes the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting in other comprehensive income the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Corporation is currently evaluating the impact ASU 2016-01 will have on its financial statements.

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

Notes to Consolidated Financial Statements (continued)

4.	Securities

The following table summarizes the Corporation’s securities as of December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Available for sale:
December 31, 2015:
U.S. Treasury and federal agency	$1,493	$-	$(27)	$1,466
U.S. government sponsored entities and agencies	8,998	2	(47)	8,953
U.S. agency mortgage-backed securities: residential	32,947	256	(53)	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	23	(872)	31,440
State and political subdivision	28,352	264	(25)	28,591
Corporate debt securities	7,507	1	(21)	7,487
Equity securities	1,769	188	(63)	1,894
	$113,355	$734	$(1,108)	$112,981
December 31, 2014:
U.S. Treasury and federal agency	$1,491	$-	$(35)	$1,456
U.S. government sponsored entities and agencies	35,452	10	(238)	35,224
U.S. agency mortgage-backed securities: residential	38,026	745	-	38,771
U.S. agency collateralized mortgage obligations: residential	37,564	16	(963)	36,617
State and political subdivision	32,665	550	(191)	33,024
Corporate debt securities	2,006	-	(8)	1,998
Equity securities	2,356	415	-	2,771
	$149,560	$1,736	$(1,435)	$149,861

Securities with carrying values of $75.0 million and $91.4 million as of December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2015	2014
Proceeds	$36,314	$24,452
Gains	876	850
Losses	(22)	(92)
Tax provision related to gains	290	258

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$1,210	$1,222
Due after one year through five years	20,954	20,923
Due after five through ten years	23,447	23,610
Due after ten years	739	742
U.S. agency mortgage-backed securities: residential	32,947	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	31,440
	$111,586	$111,087

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2015:
U.S. Treasury and federal agency	$-	$-	$1,466	$(27)	$1,466	$(27)
U.S. government sponsored entities and agencies	4,962	(36)	1,989	(11)	6,951	(47)
U.S. agency mortgage-backed securities: residential	6,710	(53)	-	-	6,710	(53)
U.S. agency collateralized mortgage obligations: residential	4,283	(41)	25,336	(831)	29,619	(872)
State and political subdivision	1,028	(2)	1,819	(23)	2,847	(25)
Corporate debt securities	3,484	(20)	500	(1)	3,984	(21)
Equity securities	1,137	(63)	-	-	1,137	(63)
	$21,604	$(215)	$31,110	$(893)	$52,714	$(1,108)

December 31, 2014:
U.S. Treasury and federal agency	$-	$-	$1,456	$(35)	$1,456	$(35)
U.S. government sponsored entities and agencies	11,412	(51)	16,805	(187)	28,217	(238)
U.S. agency collateralized mortgage obligations: residential	2,715	(14)	30,594	(949)	33,309	(963)
State and political subdivision	5,154	(22)	10,221	(169)	15,375	(191)
Corporate debt securities	1,998	(8)	-	-	1,998	(8)
	$21,279	$(95)	$59,076	$(1,340)	$80,355	$(1,435)

Notes to Consolidated Financial Statements (continued)

4.	Securities (continued)

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

There were two equity securities in an unrealized loss position for less than 12 months as of December 31, 2015. Equity securities owned by the Corporation consist of common stock of various financial service providers. These investment securities are in unrealized loss positions as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of December 31, 2015 to be other-than-temporarily impaired.

There were 57 debt securities in an unrealized loss position as of December 31, 2015, of which 35 were in an unrealized loss position for more than 12 months. Of these 35 securities, 22 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 9 were state and political subdivisions securities, 2 were U.S. Treasury securities, 1 was a U.S. government sponsored entities and agencies security and 1 was a corporate security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2015 to be other-than-temporarily impaired.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2015	2014
Mortgage loans on real estate:
Residential first mortgages	$139,305	$107,173
Home equity loans and lines of credit	87,410	89,106
Commercial real estate	129,691	110,810
	356,406	307,089
Other loans:
Commercial business	71,948	70,185
Consumer	6,742	7,598
	78,690	77,783
Total loans, gross	435,096	384,872
Less allowance for loan losses	5,205	5,224
Total loans, net	$429,891	$379,648

During 2015, the Corporation purchased four syndicated national credits (SNCs) each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $21,000 which is being amortized over the lives of the loans. During 2014, the Corporation purchased four SNCs each having a principal amount of $1.0 million. The SNCs were purchased for a total of $4.0 million plus a net premium of $15,000 and other costs totaling $11,000 which are being amortized over the lives of the loans. The SNCs are recorded as commercial business loans and are collateralized by all business assets of the individual borrowers. Until sufficient historical performance data can be collected and analyzed, these credits are assigned allowance for loan losses equal to a multiple of the Corporation’s normal allowance allocation for Bank originated commercial business loans. As of December 31, 2015, these SNC’s had a remaining outstanding balance of $5.8 million.

During 2015, the Corporation also purchased two pools of residential mortgage loans totaling $19.2 million.

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)	Impaired Loans with
	Specific Allowance
				For the year ended
	As of December 31, 2015			December 31, 2015
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$169	$169	$29	$170	$6	$6
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	93	93	5	1,613	12	9
Commercial business	923	923	76	1,641	112	99
Consumer	-	-	-	-	-	-
Total	$1,185	$1,185	$110	$3,424	$130	$114

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2015		December 31, 2015
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$-	$-	$45	$7	$7
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,145	746	1,069	49	40
Commercial business	76	76	66	3	3
Consumer	-	-	-	-	-
Total	$1,221	$822	$1,180	$59	$50

	Impaired Loans with
	Specific Allowance
				For the year ended
	As of December 31, 2014			December 31, 2014
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$171	$171	$27	$136	$12	$12
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	3,615	2,674	268	2,673	16	-
Commercial business	2,622	2,622	495	1,524	66	-
Consumer	-	-	-	-	-	-
Total	$6,408	$5,467	$790	$4,333	$94	$12

	Impaired Loans with
	No Specific Allowance
			For the year ended
	As of December 31, 2014		December 31, 2014
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$114	$114	$74	$2	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,254	855	839	15	4
Commercial business	51	51	250	1	1
Consumer	-	-	1,078	533	533
Total	$1,419	$1,020	$2,241	$551	$538

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2015 and 2014, the Corporation had $835,000 and $5.6 million, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2015 and 2014, the Corporation had $63,000 and $513,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2015, the Corporation did not modify any loans as TDRs.

During the year ended December 31, 2014, the Corporation modified ten loans to be identified as TDRs. One commercial relationship consisting of seven loans with pre- and post-modification recorded investments of $2.4 million was modified as the Corporation granted repayment concessions due to financial difficulties experienced by the borrower. Concessions on these seven loans included reduced monthly payments through the notes’ maturities. At December 31, 2014, the Corporation had $285,000 of the allowance for loan losses allocated to this specific relationship. These loans were repaid during 2015.

Also during 2014, an additional relationship consisting of two commercial real estate loans with pre- and post-modification recorded investments of $2.1 million was modified as the Corporation granted a payment concession on one loan and interest rate concessions on both loans due to cash flow considerations caused by vacancy rates. These loans were previously impaired with specific reserves allocated to them. At December 31, 2014 the Corporation had $126,000 of the allowance for loan losses allocated to this specific relationship. These loans were repaid during 2015.

In addition, the Corporation modified a residential mortgage loan with pre- and post-modification recorded investments of $76,000 and $93,000, respectively, due to a bankruptcy court order. The modifications included capitalization of $5,000 of accrued and unpaid interest and $13,000 of legal expenses, a reduction in the interest rate from 6.25% to 5.00% and a 15 year extension of the original term. At December 31, 2015 and 2014, the Corporation had allowance for loan losses allocated to this specific loan of $10,000 abd $7,000, respectively.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During year ended December 31, 2015, there was a default on one $91,000 residential mortgage loan within 12 months following modification classified as a TDR. At December 31, 2015, this loan was over 90 days past due. This default had no impact on the provision for loan losses for the year ended December 31, 2015. During the year ended December 31, 2014, there were no loans classified as TDRs which defaulted within twelve months of their modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2015 and 2014:

			Special
(Dollar amounts in thousands)	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2015:
Residential first mortgages	$138,096	$-	$-	$1,209	$-	$139,305
Home equity and lines of credit	87,015	-	-	395	-	87,410
Commercial real estate	-	125,539	88	4,064	-	129,691
Commercial business	-	69,740	942	1,266	-	71,948
Consumer	6,742	-	-	-	-	6,742
Total	$231,853	$195,279	$1,030	$6,934	$-	$435,096

December 31, 2014:
Residential first mortgages	$106,448	$-	$-	$725	$-	$107,173
Home equity and lines of credit	88,699	-	-	407	-	89,106
Commercial real estate	-	103,908	515	6,387	-	110,810
Commercial business	-	65,627	1,292	3,266	-	70,185
Consumer	7,598	-	-	-	-	7,598
Total	$202,745	$169,535	$1,807	$10,785	$-	$384,872

Accrued interest is not included in the recorded investment in loans based on the amounts not being material.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2015 and 2014:

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2015:
Residential first mortgages	$136,924	$1,097	$75	$-	$1,209	$139,305
Home equity and lines of credit	86,691	308	16	-	395	87,410
Commercial real estate	128,945	-	-	-	746	129,691
Commercial business	71,229	-	-	-	719	71,948
Consumer	6,723	19	-	-	-	6,742
Total loans	$430,512	$1,424	$91	$-	$3,069	$435,096

December 31, 2014:
Residential first mortgages	$104,523	$1,523	$402	$78	$647	$107,173
Home equity and lines of credit	87,982	675	42	-	407	89,106
Commercial real estate	107,292	30	55	16	3,417	110,810
Commercial business	67,808	-	-	-	2,377	70,185
Consumer	7,545	41	12	-	-	7,598
Total loans	$375,150	$2,269	$511	$94	$6,848	$384,872

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2015 and 2014:

	Not	30-59 Days	60-89 Days	90 Days +	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2015:
Residential first mortgages	$75	$-	$79	$1,055	$1,209
Home equity and lines of credit	14	-	-	381	395
Commercial real estate	623	-	-	123	746
Commercial business	690	-	-	29	719
Consumer	-	-	-	-	-
Total loans	$1,402	$-	$79	$1,588	$3,069

December 31, 2014:
Residential first mortgages	$283	$-	$80	$284	$647
Home equity and lines of credit	33	18	-	356	407
Commercial real estate	2,848	-	-	569	3,417
Commercial business	2,151	-	188	38	2,377
Consumer	-	-	-	-	-
Total loans	$5,315	$18	$268	$1,247	$6,848

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2015	2014
Balance at the beginning of the year	$5,224	$4,869
Provision for loan losses	381	670
Charge-offs	(567)	(364)
Recoveries	167	49
Balance at the end of the year	$5,205	$5,224

Notes to Consolidated Financial Statements (continued)

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2015 and 2014:

		Home Equity
	Residential	& Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2015:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(79)	(221)	(35)	(182)	(50)	(567)
Recoveries	-	30	88	31	18	167
Provision	553	234	(206)	(225)	25	381
Ending Balance	$1,429	$586	$2,185	$960	$45	$5,205

Ending ALL balance attributable to loans:
Individually evaluated for impairment	29	-	5	76	-	110
Collectively evaluated for impairment	1,400	586	2,180	884	45	5,095

Total loans:
Individually evaluated for impairment	169	-	839	999	-	2,007
Collectively evaluated for impairment	139,136	87,410	128,852	70,949	6,742	433,089

December 31, 2014:
Beginning Balance	$923	$625	$2,450	$822	$49	$4,869
Charge-offs	(134)	(72)	(2)	(17)	(139)	(364)
Recoveries	-	1	18	7	23	49
Provision	166	(11)	(128)	524	119	670
Ending Balance	$955	$543	$2,338	$1,336	$52	$5,224

Ending ALL balance attributable to loans:
Individually evaluated for impairment	27	-	268	495	-	790
Collectively evaluated for impairment	928	543	2,070	841	52	4,434

Total loans:
Individually evaluated for impairment	285	-	3,529	2,673	-	6,487
Collectively evaluated for impairment	106,888	89,106	107,281	67,512	7,598	378,385

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

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $3.2 million and $1.0 million, respectively, at December 31, 2015, and $1.4 million and $1.0 million, respectively, at December 31, 2014. The increase in FHLB capital stock was the result of increased borrowing activity during 2015.

Notes to Consolidated Financial Statements (continued)

7.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2015	2014
Land	$3,719	$3,416
Buildings and improvements	11,446	10,833
Leasehold improvements	1,224	1,105
Furniture, fixtures and equipment	7,576	6,851
Software	3,206	2,979
Construction in progress	1,692	1,670

	28,863	26,854
Less: accumulated depreciation and amortization	12,749	11,710
	$16,114	$15,144

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 were $1.0 million and $871,000, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2015 and 2014 was $226,000 and $241,000, respectively. Rent commitments under non-cancelable operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2016	$259
2017	229
2018	167
2019	167
2020	151
Thereafter	636
$1,609

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2015		2014
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,473	4,027	3,278
Total	$7,691	$3,473	$7,691	$3,278

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Intangible Assets (continued)

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Corporation has selected November 30 as the date to perform the annual impairment test. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2015, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. No goodwill impairment charges were recorded in 2015 or 2014. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Also, in connection with the assumption of deposits related to the 2009 Titusville branch acquisition, the Bank recorded a core deposit intangible of $2.8 million during 2009. This intangible asset amortizes using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $195,000 and $216,000 in 2015 and 2014, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

Amortization
(Dollar amounts in thousands)	Expense
2016	$195
2017	195
2018	164
2019	-
2020	-
$554

9.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors. The Bank has granted loans to principal officers and directors and their affiliates amounting to $2.2 million and $2.1 million at December 31, 2015 and 2014, respectively. During 2015, total principal additions and total principal reductions associated with these loans were $486,000 and $321,000, respectively. Deposits from principal officers and directors held by the Bank at December 31, 2015 and 2014 totaled $4.0 million and $5.0 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2015, the Corporation did not pay affiliates for any such services. During 2014, amounts paid to affiliates for such services totaled $247,000.

Notes to Consolidated Financial Statements (continued)

10.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2015			2014
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%

Non-interest bearing deposits	-	$119,790	24.4%	-	$111,282	22.2%
Interest bearing demand deposits	0.15%	256,620	52.4%	0.15%	269,402	53.7%
Time deposits	1.46%	113,477	23.2%	1.52%	121,135	24.1%

	0.42%	$489,887	100.0%	0.45%	$501,819	100.0%

Scheduled maturities of time deposits for the next five years are as follows:

(Dollar amounts in thousands)	Amount	%
2016	$31,903	28.1%
2017	14,173	12.5%
2018	25,973	22.9%
2019	25,004	22.0%
2020	10,139	8.9%
Thereafter	6,285	5.6%
	$113,477	100.0%

The Corporation had a total of $22.2 million and $28.0 million in time deposits of $250,000 or more at December 31, 2015 and 2014, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2015 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$2,773
Over three months to six months	1,101
Over six months to twelve months	6,366
Over twelve months	11,999
$22,239

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2015			2014
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Due within 12 months	$14,250	$6,284	1.38%	$6,500	$3,581	2.72%
Due beyond 12 months but within 5 years	35,000	15,205	3.97%	15,000	15,836	4.00%
	$49,250	$21,489		$21,500	$19,417

Short-term borrowed funds at December 31, 2015 consisted of $14.3 million in FHLB overnight advances with a rate of 0.43%, compared to short-term borrowed funds of $6.5 million at December 2014 which consisted of $3.5 million in FHLB overnight advance with a rate of 0.27% and $3.0 million outstanding on a line of credit with a correspondent bank with a rate of 4.25%.

Long-term borrowed funds at December 31, 2015 consisted of seven $5.0 million FHLB term advances totaling $35.0 million, compared to three $5.0 million FHLB advances totaling $15.0 million at December 31, 2014. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2015 totaled $219.8 million.

During the fourth quarter of 2015, the Corporation borrowed four $5.0 million FHLB term advances. Two of the advances have three year terms and fixed rates of 1.69% and 1.62%, respectively. The third and fourth advances have four and five year terms, respectively, and fixed rates of 1.94% and 2.06%, respectively.

The three remaining $5.0 million FHLB term advances each have a fixed rate of 0.93% and mature in November 2017. These three advances originally had rates of 4.98%, 4.83% and 4.68%, but were exchanged and modified in 2012 for advances with a rate of 0.93%. At the time of the exchange, prepayment penalties associated with the three advances totaled $2.3 million and were cash-settled with the FHLB at the time of modification. The Corporation is amortizing this prepayment penalty over the life of the new advances. At December 31, 2015, unamortized prepayment penalties totaled $872,000.

Before modification, the three advances totaling $15.0 million had a weighted average rate of 4.83%. After modification and including prepayment penalty amortization, the three advances have a weighted average rate of 3.98%.

Notes to Consolidated Financial Statements (continued)

11.	Borrowed Funds (continued)

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2016	$14,250
2017	15,000
2018	10,000
2019	5,000
2020	5,000
Thereafter	-
$49,250

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $49.3 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $50.0 million at December 31, 2015 was $120.6 million. In addition, the Corporation has $7.5 million of funds available on a line of credit through another correspondent bank.

12.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2015, $3.4 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $3.5 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2015, the Corporation had an outstanding balance on this line of $1.0 million.

Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Notes to Consolidated Financial Statements (continued)

12.	Regulatory Matters (continued)

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

Quantitative measures established by the regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion. The primary benefit of being deemed a “small bank holding company’ is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level. In addition, the Bank in its March 31, 2015 quarterly filing made a one-time permanent election to continue to exclude accumulated other comprehensive income from capital.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	December 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$56,090	13.99%	$52,329	14.84%
For capital adequacy purposes	32,070	8.00%	28,201	8.00%
To be well capitalized	40,087	10.00%	35,251	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$51,073	12.74%	$47,878	13.58%
For capital adequacy purposes	24,052	6.00%	14,101	4.00%
To be well capitalized	32,070	8.00%	21,151	6.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$51,073	12.74%	N/A	N/A
For capital adequacy purposes	18,039	4.50%	N/A	N/A
To be well capitalized	26,057	6.50%	N/A	N/A
Tier 1 capital to average assets:
Actual	$51,073	8.83%	$47,878	8.25%
For capital adequacy purposes	23,131	4.00%	23,222	4.00%
To be well capitalized	28,914	5.00%	29,028	5.00%

Notes to Consolidated Financial Statements (continued)

13.	Commitments and Legal Contingencies

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

(Dollar amounts in thousands)	2015	2014
Current	$(5)	$1,023
Deferred	1,146	25
	$1,141	$1,048

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2015		2014
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,800	34.0%	$1,722	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(542)	(10.2)%	(580)	(11.4)%
Earnings on bank-owned life insurance	(112)	(2.1)%	(111)	(2.2)%
Other, net	(5)	(0.1)%	17	0.3%
Provision	$1,141	21.6%	$1,048	20.7%

Notes to Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2015	2014
Deferred tax assets:

Funded status of pension plan	$1,810	$1,646
Allowance for loan losses	1,805	1,735
Deferred compensation	406	358
Accrued incentive compensation	220	141
Stock compensation	155	166
Securities impairment	149	149
Net unrealized loss on securities	127	-
Nonaccrual loan interest income	68	153
Other	52	8
Gross deferred tax assets	4,792	4,356

Deferred tax liabilities:
	-	-
Accrued pension liability	1,702	657
Depreciation	908	765
Intangible assets	317	307
Deferred loan fees	284	149
Net unrealized gains on securities	-	102
Other	30	72
Gross deferred tax liabilities	3,241	2,052
Net deferred tax asset	$1,551	$2,304

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

At December 31, 2015 and December 31, 2014, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2012.

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$6,851	$6,386
Actual return on plan assets	(120)	309
Employer contribution	3,000	500
Benefits paid	(363)	(344)
Fair value of plan assets at end of year	9,368	6,851

Change in benefit obligation:
Benefit obligation at beginning of year	10,249	7,643
Service cost	-	-
Interest cost	403	380
Actuarial loss	254	355
Effect of change in assumptions	(369)	2,215
Benefits paid	(363)	(344)
Benefit obligation at end of year	10,174	10,249
Funded status (plan assets less benefit obligation)	$(806)	$(3,398)

Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$3,529	$3,232
Accumulated prior service benefit	(15)	(36)
Amount recognized, end of year	$3,514	$3,196

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

December 31, 2015:
Money markets	$757	$757	$-	$-
Mutual funds - debt	4,127	-	4,127	-
Mutual funds - equity	3,812	-	3,812	-
Emclaire stock	672	672	-	-
	$9,368	$1,429	$7,939	$-
December 31, 2014:
Money markets	$565	$565	$-	$-
Mutual funds - debt	3,313	-	3,313	-
Mutual funds - equity	2,273	-	2,273	-
Emclaire stock	700	700	-	-
	$6,851	$1,265	$5,586	$-

There were no significant transfers between Level 1 and Level 2 during 2015.

The accumulated benefit obligation for the defined benefit pension plan was $10.2 million and $10.2 million at December 31, 2015 and 2014, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2015	2014
Interest cost	$403	$380
Expected return on plan assets	(652)	(502)
Amortization of prior service beneft and net loss	174	58
Net periodic pension benefit	(75)	(64)
Amortization of prior service benefit and net loss	(174)	(58)
Net loss	657	2,764
Total recognized in other comprehensive loss	483	2,706
Total recognized in net periodic benefit and other comprehensive loss	$408	$2,642

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $193,000 as of December 31, 2015.

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2015	2014
Discount rate for net periodic benefit cost	3.91%	4.86%
Discount rate for benefit obligations	4.41%	3.91%
Expected rate of return on plan assets	7.75%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2015 and 2014, target allocation for 2016, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2016	2015	2014	2015
Equity securities	45%	44%	39%	4.47%
Debt securities	45%	48%	53%	3.25%
Money markets	10%	8%	8%	0.03%
	100%	100%	100%	7.75%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2016	$354
2017	352
2018	345
2019	369
2020	395
2021-2025	2,261
Thereafter	6,098
Benefit Obligation	$10,174

Notes to Consolidated Financial Statements (continued)

15.	Employee Benefit Plans (continued)

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2015 and 2014, matching contributions were $178,000 and $171,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2015 and 2014, the Corporation made profit sharing contributions of $108,000 and $100,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2015 and 2014, the Corporation’s SERP liability was $1.1 million and $974,000, respectively. For the years ended December 31, 2015 and 2014, the Corporation recognized expense of $162,000 and $150,000, respectively, related to the SERP.

16.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 75,483 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock, of which 1,313 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

During 2015 and 2014, the Corporation granted restricted stock awards of 9,650 and 9,250 shares, respectively, with a face value of $227,000 and $227,000, respectively, based on the weighted-average grant date stock prices of $23.53 and $24.50, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. There were no stock options granted during 2015 or 2014. For the year ended December 31, 2015 and 2014 the Corporation recognized $184,000 and $198,000, respectively, in stock compensation expense.

Notes to Consolidated Financial Statements (continued)

16.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2015, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2015	25,450	$23.03
Granted	9,650	23.53
Vested	(10,400)	20.25
Forfeited	(1,250)	24.70
Nonvested as of December 31, 2015	23,450	$24.38

A summary of option activity under the plan as of December 31, 2015, and changes during the period then ended is presented below:

				Weighted-Average
		Weighted-Average	Aggregate	Remaining Term
	Options	Exercise Price	Intrinsic Value	(in years)

Outstanding as of January 1, 2015	76,750	$25.16	$54,720	2.7
Granted	-	-	-	-
Exercised	(3,750)	14.41	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2015	73,000	$25.71	$9,000	1.6

Exercisable as of December 31, 2015	73,000	$25.71	$9,000	1.6

As of December 31, 2015, there was $390,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plan. That expense is expected to be recognized over the next three years. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2015, the fair value of impaired loans consists of loan balances totaling $643,000, net of a valuation allowance of $47,000, compared to loan balances of $3.0 million, net of a valuation allowance of $596,000 at December 31, 2014. Additional provision for loan losses of $47,000 and $562,000 was recorded during the years ended December 31, 2015 and 2014, respectively, for these loans.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $13,000, which consisted of the outstanding balance of $22,000 less write-downs of $9,000. As of December 31, 2014, the Corporation did not have any OREO measured at fair value.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2015:
U.S. Treasury and federal agency	$1,466	$1,466	$-	$-
U.S. government sponsored entities and agencies	8,953	-	8,953	-
U.S. agency mortgage-backed securities: residential	33,150	-	33,150	-
U.S. agency collateralized mortgage obligations: residential	31,440	-	31,440	-
State and political subdivision	28,591	-	28,591	-
Corporate debt securities	7,487	-	7,487	-
Equity securities	1,894	1,820	-	74
	$112,981	$3,286	$109,621	$74

December 31, 2014:
U.S. Treasury and federal agency	$1,456	$1,456	$-	$-
U.S. government sponsored entities and agencies	35,224	-	35,224	-
U.S. agency mortgage-backed securities: residential	38,771	-	38,771	-
U.S. agency collateralized mortgage obligations: residential	36,617	-	36,617	-
State and political subdivision	33,024	-	33,024	-
Corporate debt securities	1,998	-	1,998	-
Equity securities	2,771	1,873	-	898
	$149,861	$3,329	$145,634	$898

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2015 and 2014, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2015 and 2014:

(Dollar amounts in thousands)	2015	2014
Balance at the beginning of the period	$898	$653
Total gains or losses (realized/unrealized):	-	-
Included in earnings	(298)	-
Included in other comprehensive income	61	245
Issuances	-	-
Sales	(587)	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$74	$898

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

December 31, 2015:
Impaired commercial business loans	$596	$-	$-	$596
Other residential real estate owned	13	-	-	13
	$609	$-	$-	$609

December 31, 2014:
Impaired commercial real estate loans	$495	$-	$-	$495
Impaired commercial business loans	1,865	-	-	1,865
	$2,360	$-	$-	$2,360

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

		Valuation	Unobservable
(Dollar amounts in thousands)		Techniques(s)	Input (s)	Range

December 31, 2015:

Impaired commercial business loans	$596	Liquidation value of business assets	Adjustment for differences between comparable business assets	65%
Other residential real estate owned	13	Sales comparison approach	Adjustment for differences between comparable sales	10%
December 31, 2014:

Impaired commercial real estate loans	$495	Sales comparison approach/Contractual provision of USDA loan	Adjustment for differences between comparable sales	10%

Impaired commercial business loans	1,865	Liquidation value of business assets	Adjustment for differences between comparable business assets	44% - 78%

Notes to Consolidated Financial Statements (continued)

17.	Fair Values of Financial Instruments (continued)

The two tables above exclude two impaired residential mortgage loans totaling $140,000, an $89,000 impaired commercial real estate loan and a $250,000 impaired commercial business loan classified as TDRs which were measured using a discounted cash flow methodology at December 31, 2015.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements Using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015:
Financial Assets:
Cash and cash equivalents	$11,546	$11,546	$11,546	$-	$-
Securities available for sale	112,981	112,981	3,286	109,621	74
Loans, net	429,891	436,009	-	-	436,009
Federal bank stock	4,240	N/A	-	-	-
Accrued interest receivable	1,501	1,501	64	299	1,138
	560,159	562,037	14,896	109,920	437,221
Financial Liabilities:
Deposits	489,887	491,591	376,409	115,182	-
FHLB advances	49,250	50,636	-	50,636	-
Accrued interest payable	179	179	5	174	-
	539,316	542,406	376,414	165,992	-

December 31, 2014:
Financial Assets:
Cash and cash equivalents	$11,856	$11,856	$11,856	$-	$-
Securities available for sale	149,861	149,861	3,329	145,634	898
Loans, net	379,648	385,264	-	-	385,264
Federal bank stock	2,406	N/A	-	-	-
Accrued interest receivable	1,543	1,543	30	434	1,079
	545,314	548,524	15,215	146,068	387,241
Financial Liabilities:
Deposits	501,819	504,230	380,685	123,545	-
FHLB advances	21,500	22,338	-	22,338	-
Accrued interest payable	199	199	32	167	-
	523,518	526,767	380,717	146,050	-

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,197	$2,298	$3,651	$7,629
Unused lines of credit	6,502	48,674	2,065	44,703
	$7,699	$50,972	$5,716	$52,332

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit were $146,000 and $698,000 at December 31, 2015 and 2014, respectively. The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2015	2014

Assets:
Cash and cash equivalents	$107	$20
Securities available for sale	1,834	2,643
Equity in net assets of subsidiaries	51,209	49,138
Other assets	848	628
Total Assets	$53,998	$52,429

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,000	$1,375
Other short-term borrowed funds	-	3,000
Accrued expenses and other liabilities	159	64
Stockholders' equity	52,839	47,990
Total Liabilities and Stockholders' Equity	$53,998	$52,429

Condensed Statements of Income
(Dollar amounts in thousands)	2015	2014
Income:
Dividends from subsidiaries	$2,731	$1,843
Investment income	376	91
Total income	3,107	1,934
Expense:
Interest expense	111	139
Noninterest expense	667	441
Total expense	778	580
Income before income taxes and undistributed subsidiary income	2,329	1,354
Undistributed equity in net income of subsidiary	1,688	2,562
Net income before income taxes	4,017	3,916
Income tax benefit	137	101
Net income	$4,154	$4,017
Comprehensive income	$3,390	$4,299

Notes to Consolidated Financial Statements (continued)

18.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2015	2014
Operating activities:
Net income	$4,154	$4,017
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(1,688)	(2,562)
Realized gains on sales of available for sale securities, net	(298)	-
Other, net	134	77
Net cash provided by operating activities	2,302	1,532

Investing activities:
Sales (purchases) of investment securities	885	-
Investment in subsidiaries	(1,000)	(850)
Net cash provided by investing activities	(115)	(850)

Financing activities:
Net change in borrowings	(3,375)	850
Proceeds from issuance of common stock	8,151	-
Redemption of preferred stock (Series B)	(5,000)	-
Proceeds from exercise of stock options, including tax benefit	81	79
Dividends paid	(1,957)	(1,658)
Net cash used in financing activities	(2,100)	(729)

Increase (decrease) in cash and cash equivalents	87	(47)
Cash and cash equivalents at beginning of period	20	67
Cash and cash equivalents at end of period	$107	$20

Notes to Consolidated Financial Statements (continued)

19.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $1.0 million and $1.0 million for 2015 and 2014, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2015	2014
Customer bank card processing	$543	$529
Telephone and data communications	417	417
Internet banking and bill pay	362	325
Travel, entertainment and conferences	325	302
Subscriptions	318	237
Printing and supplies	299	292
Pennsylvania shares and use taxes	295	297
Marketing and advertising	244	261
Other	244	254
Correspondent bank and courier fees	225	172
Contributions	180	189
Examinations	159	149
Postage and freight	87	97
Collections	63	58
Debit card loyalty program	9	53
Penalties on prepayment of FHLB advances	-	550
Total other noninterest expenses	$3,770	$4,182

20.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

	For the year ended
(Dollar amounts in thousands, except for per share amounts)	December 31,
	2015	2014
Earnings per common share - basic
Net income	$4,154	$4,017
Less: Preferred stock dividends and discount accretion	75	100
Net income available to common stockholders	$4,079	$3,917
Average common shares outstanding	1,982,072	1,771,052
Basic earnings per common share	$2.06	$2.21
Earnings per common share - diluted
Net income available to common stockholders	$4,079	$3,917
Average common shares outstanding	1,982,072	1,771,052
Add: Dilutive effects of assumed exercises of restricted stock and stock options	6,551	8,820
Average shares and dilutive potential common shares	1,988,623	1,779,872
Diluted earnings per common share	$2.05	$2.20
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	67,000	67,000

Notes to Consolidated Financial Statements (continued)

21.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2015:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Total

Accumulated Other Comprehensive Income at January 1, 2015	$198	$(3,196)	$(2,998)
Other comprehensive income before reclassification	118	(433)	(315)
Amounts reclassified from accumulated other comprehensive income	(564)	115	(449)
Net current period other comprehensive income	(446)	(318)	(764)
Accumulated Other Comprehensive Income at December 31, 2015	$(248)	$(3,514)	$(3,762)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2015:

(Dollar amounts in thousands)	Amount
	Reclassified From	Affected Line Item in the
Details about Accumulated Other	Accumulated Other	Statement Where Net
Comprehensive Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$854	Gain on sale of securities
	(290)	Tax effect
	564	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$31	Compensation and employee benefits
Actuarial gains	(205)	Compensation and employee benefits
	(174)	Total before tax
	59	Tax effect
	(115)	Net of tax
Total reclassifications for the period	$449

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2014:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Total
Accumulated Other Comprehensive Income at January 1, 2014	$(1,870)	$(1,410)	$(3,280)

Other comprehensive income before reclassification	2,568	(1,824)	744
Amounts reclassified from accumulated other comprehensive income	(500)	38	(462)
Net current period other comprehensive income	2,068	(1,786)	282
Accumulated Other Comprehensive Income at December 31, 2014	$198	$(3,196)	$(2,998)

Notes to Consolidated Financial Statements (continued)

21.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2014:

(Dollar amounts in thousands)	Amount
	Reclassified From	Affected Line Item in the
Details about Accumulated Other	Accumulated Other	Statement Where Net
Comprehensive Income Components	Comprehensive Income	Income is Presented
Unrealized gains and losses on available-for-sale securities	$758	Gain on sale of securities
	(258)	Tax effect
	500	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$31	Compensation and employee benefits
Actuarial gains	(89)	Compensation and employee benefits
	(58)	Total before tax
	20	Tax effect
	(38)	Net of tax
Total reclassifications for the period	$462

22.	Other Items

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement under which United American Savings Bank (United American) will merge into The Farmers National Bank of Emlenton in a cash transaction valued at approximately $14.1 million. United American is a traditional community bank with one branch location in Pittsburgh Pennsylvania, with reported assets of approximately $89.3 million at December 31, 2015.

Under the terms of the agreement, shareholders of United American will receive $42.67 in cash for each share of United American common stock. The transaction is expected to be completed in the second quarter of 2016, subject to the satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of United American.

