Form 10-Q
period 2016-03-31
EMCLAIRE FINANCIAL CORP
filed 2016-05-13
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the Registrant’s common stock was 2,146,308 at May 13, 2016.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of March 31, 2016 and December 31, 2015

(Dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015

Assets

Cash and due from banks	$2,465	$2,359
Interest earning deposits with banks	14,437	9,187
Cash and cash equivalents	16,902	11,546
Securities available for sale	112,469	112,981
Loans receivable, net of allowance for loan losses of $5,352 and $5,205	433,824	429,891
Federal bank stocks, at cost	3,049	4,240
Bank-owned life insurance	11,138	11,056
Accrued interest receivable	1,712	1,501
Premises and equipment, net	15,924	16,114
Goodwill	3,664	3,664
Core deposit intangible, net	505	554
Prepaid expenses and other assets	8,420	9,048

Total Assets	$607,607	$600,595

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$120,878	$119,790
Interest bearing	389,801	370,097
Total deposits	510,679	489,887
Short-term borrowed funds	-	14,250
Long-term borrowed funds	35,000	35,000
Accrued interest payable	220	179
Accrued expenses and other liabilities	7,701	8,440

Total Liabilities	553,600	547,756

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,246,825 and 2,246,825 shares issued; 2,144,808 and 2,144,808 shares outstanding, respectively	2,808	2,808
Additional paid-in capital	27,747	27,701
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	28,450	28,206
Accumulated other comprehensive loss	(2,884)	(3,762)

Total Stockholders' Equity	54,007	52,839

Total Liabilities and Stockholders' Equity	$607,607	$600,595

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three months ended March 31, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	For the three months ended
	March 31,
	2016	2015

Interest and dividend income:
Loans receivable, including fees	$4,702	$4,200
Securities:
Taxable	434	524
Exempt from federal income tax	159	221
Federal bank stocks	34	74
Interest earning deposits with banks	20	15
Total interest and dividend income	5,349	5,034

Interest expense:
Deposits	588	546
Borrowed funds	244	182
Total interest expense	832	728

Net interest income	4,517	4,306
Provision for loan losses	181	169

Net interest income after provision for loan losses	4,336	4,137

Noninterest income:
Fees and service charges	345	349
Commissions on financial services	-	5
Title premiums	12	11
Net gain on sales of available for sale securities	2	-
Earnings on bank-owned life insurance	98	97
Other	323	317
Total noninterest income	780	779

Noninterest expense:
Compensation and employee benefits	2,048	2,069
Premises and equipment	685	668
Intangible asset amortization	49	49
Professional fees	183	201
Federal deposit insurance	93	97
Acquisition costs	309	-
Other	651	880
Total noninterest expense	4,018	3,964

Income before provision for income taxes	1,098	952
Provision for income taxes	296	171

Net income	802	781
Preferred stock dividends	-	25

Net income available to common stockholders	$802	$756

Basic earnings per common share	$0.37	$0.42
Diluted earnings per common share	0.37	0.42

Average common shares outstanding - basic	2,144,808	1,781,416
Average common shares outstanding - diluted	2,153,625	1,792,966

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2016 and 2015

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2016	2015

Net income	$802	$781

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain arising during the period	1,332	1,038
Reclassification adjustment for gains included in net income	(2)	-
	1,330	1,038
Tax effect	(452)	(353)

Net of tax	878	685

Comprehensive income	$1,680	$1,466

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

(Dollar amounts in thousands)

	For the three months ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income	$802	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	245
Provision for loan losses	181	169
Amortization of premiums, net	74	71
Amortization of intangible assets and mortgage servicing rights	49	49
Realized gains on sales of available for sale securities, net	(2)	-
Net gains on foreclosed real estate	(9)	(20)
Write-down of foreclosed real estate	-	3
Stock compensation expense	46	53
Increase in bank-owned life insurance, net	(82)	(82)
Increase in accrued interest receivable	(211)	(167)
(Increase) decrease in prepaid expenses and other assets	180	(85)
Increase (decrease) in accrued interest payable	41	(2)
Decrease in accrued expenses and other liabilities	(738)	(414)
Net cash provided by operating activities	604	601

Cash flows from investing activities
Loan originations and principal collections, net	2,641	3,029
Purchase of residential mortgage loans	(6,911)	-
Settlement of syndicated national credits	-	(3,018)
Available for sale securities:
Sales	3,679	-
Maturities, repayments and calls	2,066	4,349
Purchases	(3,906)	(4,999)
Redemption of federal bank stocks	1,191	292
Proceeds from the sale of foreclosed real estate	91	86
Additions to premises and equipment	(83)	(179)
Net cash used in investing activities	(1,232)	(440)

Cash flows from financing activities
Net increase in deposits	20,792	14,205
Net change in short-term borrowings	(14,250)	(3,500)
Proceeds from exercise of stock options, including tax benefit	-	4
Dividends paid	(558)	(452)
Net cash provided by financing activities	5,984	10,257

Increase in cash and cash equivalents	5,356	10,418
Cash and cash equivalents at beginning of period	11,546	11,856
Cash and cash equivalents at end of period	$16,902	$22,274

Supplemental information:
Interest paid	$791	$730
Income taxes paid	-	100

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	86	197

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2016	2015

Balance at beginning of period	$52,839	$47,990

Net income	802	781

Other comprehensive income	878	685

Stock compensation expense	46	53

Dividends declared on preferred stock	-	(25)

Dividends declared on common stock	(558)	(427)

Exercise of stock options, including tax benefit	-	4

Balance at end of period	$54,007	$49,061

Cash dividend per common share	$0.26	$0.24

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended
	March 31,
	2016	2015
Earnings per common share - basic

Net income	$802	$781
Less: Preferred stock dividends	-	25

Net income available to common stockholders	$802	$756

Average common shares outstanding	2,144,808	1,781,416

Basic earnings per common share	$0.37	$0.42

Earnings per common share - diluted

Net income available to common stockholders	$802	$756

Average common shares outstanding	2,144,808	1,781,416
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	8,817	11,550

Average shares and dilutive potential common shares	2,153,625	1,792,966

Diluted earnings per common share	$0.37	$0.42

Stock options not considered in computing earnings per share because they were antidilutive	67,000	67,000

5.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
March 31, 2016:
U.S. Treasury and federal agency	$1,493	$7	$-	$1,500
U.S. government sponsored entities and agencies	10,396	5	(4)	10,397
U.S. agency mortgage-backed securities: residential	31,891	808	-	32,699
U.S. agency collateralized mortgage obligations: residential	29,595	5	(416)	29,184
State and political subdivisions	28,355	422	(3)	28,774
Corporate debt securities	8,015	26	(3)	8,038
Equity securities	1,769	159	(51)	1,877
	$111,514	$1,432	$(477)	$112,469
December 31, 2015:
U.S. Treasury and federal agency	$1,493	$-	$(27)	$1,466
U.S. government sponsored entities and agencies	8,998	2	(47)	8,953
U.S. agency mortgage-backed securities: residential	32,947	256	(53)	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	23	(872)	31,440
State and political subdivisions	28,352	264	(25)	28,591
Corporate debt securities	7,507	1	(21)	7,487
Equity securities	1,769	188	(63)	1,894
	$113,355	$734	$(1,108)	$112,981

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,711	$1,721
Due after one year through five years	18,652	18,745
Due after five through ten years	23,251	23,581
Due after ten years	4,645	4,662
Mortgage-backed securities: residential	31,891	32,699
Collateralized mortgage obligations: residential	29,595	29,184
	$109,745	$110,592

5.	Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

March 31, 2016:
U.S. government sponsored entities and agencies	$2,395	$(4)	$-	$-	$2,395	$(4)
U.S. agency collateralized mortgage obligations: residential	4,158	(81)	23,303	(335)	27,461	(416)
State and political subdivisions	-	-	754	(3)	754	(3)
Corporate debt securities	1,000	(3)	-	-	1,000	(3)
Equity securities	1,149	(51)	-	-	1,149	(51)
	$8,702	$(139)	$24,057	$(338)	$32,759	$(477)

December 31, 2015:
U.S. Treasury and federal agency	$-	$-	$1,466	$(27)	$1,466	$(27)
U.S. government sponsored entities and agencies	4,962	(36)	1,989	(11)	6,951	(47)
U.S. agency mortgage-backed securities: residential	6,710	(53)	-	-	6,710	(53)
U.S. agency collateralized mortgage obligations: residential	4,283	(41)	25,336	(831)	29,619	(872)
State and political subdivisions	1,028	(2)	1,819	(23)	2,847	(25)
Corporate debt securities	3,484	(20)	500	(1)	3,984	(21)
Equity securities	1,137	(63)	-	-	1,137	(63)
	$21,604	$(215)	$31,110	$(893)	$52,714	$(1,108)

Gains on sales of available for sale securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months
	ended March 31,
	2016	2015

Proceeds	$3,679	$-
Gains	2	-
Tax provision related to gains	1	-

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

There were two equity securities in an unrealized loss position for less than 12 months as of March 31, 2016. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment securities are in unrealized loss positions as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider the equity securities with unrealized losses as of March 31, 2016 to be other-than-temporarily impaired.

There were 31 debt securities in an unrealized loss position as of March 31, 2016, of which 23 were in an unrealized loss position for more than 12 months. Of these 23 securities, 20 were government-backed collateralized mortgage obligations and 3 were state and political subdivision securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of March 31, 2016 to be other-than-temporarily impaired.

6.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31,	December 31,
	2016	2015

Mortgage loans on real estate:
Residential first mortgages	$150,996	$139,305
Home equity loans and lines of credit	87,231	87,410
Commercial real estate	127,139	129,691
	365,366	356,406
Other loans:
Commercial business	67,150	71,948
Consumer	6,660	6,742
	73,810	78,690

Total loans, gross	439,176	435,096

Less allowance for loan losses	5,352	5,205

Total loans, net	$433,824	$429,891

Included in total loans above are net deferred fees and costs of $1.2 million and $835,000 at March 31, 2016 and December 31, 2015, respectively.

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016:

(Dollar amounts in thousands)

	Impaired Loans with Specific Allowance
				For the three months ended
	As of March 31, 2016			March 31, 2016
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$78	$78	$19	$124	$1	$1
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	47	-	-
Commercial business	629	629	78	776	-	-
Consumer	-	-	-	-	-	-
Total	$707	$707	$97	$947	$1	$1

	Impaired Loans with No Specific Allowance
			For the three months ended
	As of March 31, 2016		March 31, 2016
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$91	$58	$29	$2	$2
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,256	857	801	1	1
Commercial business	75	75	76	-	-
Consumer	-	-	-	-	-
Total	$1,422	$990	$906	$3	$3

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015:

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

Unpaid principal balance includes any loans that have been partially charged off but not forgiven. Accrued interest is not included in the recorded investment in loans presented above or in the tables that follow based on the amounts not being material.

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

At March 31, 2016 and December 31, 2015, the Corporation had $414,000 and $835,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At March 31, 2016 and December 31, 2015, the Corporation had $19,000 and $63,000 of the allowance for loan losses allocated to these specific loans.

During the three month periods ended March 31, 2016 and 2015, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month periods ended March 31, 2016 and 2015, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

March 31, 2016:
Residential first mortgages	$149,875	$-	$-	$1,121	$-	$150,996
Home equity and lines of credit	86,696	-	-	535	-	87,231
Commercial real estate	-	123,014	51	4,074	-	127,139
Commercial business	-	60,268	5,933	949	-	67,150
Consumer	6,660	-	-	-	-	6,660
Total	$243,231	$183,282	$5,984	$6,679	$-	$439,176

December 31, 2015:
Residential first mortgages	$138,096	$-	$-	$1,209	$-	$139,305
Home equity and lines of credit	87,015	-	-	395	-	87,410
Commercial real estate	-	125,539	88	4,064	-	129,691
Commercial business	-	69,740	942	1,266	-	71,948
Consumer	6,742	-	-	-	-	6,742
Total	$231,853	$195,279	$1,030	$6,934	$-	$435,096

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

March 31, 2016:
Residential first mortgages	$148,824	$1,022	$29	$-	$1,121	$150,996
Home equity and lines of credit	86,493	204	-	55	479	87,231
Commercial real estate	126,124	146	-	12	857	127,139
Commercial business	66,432	14	-	-	704	67,150
Consumer	6,632	28	-	-	-	6,660
Total loans	$434,505	$1,414	$29	$67	$3,161	$439,176

December 31, 2015:
Residential first mortgages	$136,924	$1,097	$75	$-	$1,209	$139,305
Home equity and lines of credit	86,691	308	16	-	395	87,410
Commercial real estate	128,945	-	-	-	746	129,691
Commercial business	71,229	-	-	-	719	71,948
Consumer	6,723	19	-	-	-	6,742
Total loans	$430,512	$1,424	$91	$-	$3,069	$435,096

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

March 31, 2016:
Residential first mortgages	$75	$78	$-	$968	$1,121
Home equity and lines of credit	13	-	-	466	479
Commercial real estate	601	-	-	256	857
Commercial business	675	-	-	29	704
Consumer	-	-	-	-	-
Total loans	$1,364	$78	$-	$1,719	$3,161

December 31, 2015:
Residential first mortgages	$75	$-	$79	$1,055	$1,209
Home equity and lines of credit	14	-	-	381	395
Commercial real estate	623	-	-	123	746
Commercial business	690	-	-	29	719
Consumer	-	-	-	-	-
Total loans	$1,402	$-	$79	$1,588	$3,069

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

6.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended March 31, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(33)	-	-	-	(9)	(42)
Recoveries	-	1	4	-	3	8
Provision	181	49	(263)	202	12	181
Ending Balance	$1,577	$636	$1,926	$1,162	$51	$5,352

Three months ended March 31, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(4)	(64)	-	-	(22)	(90)
Recoveries	-	4	5	20	8	37
Provision	137	128	(110)	4	10	169
Ending Balance	$1,088	$611	$2,233	$1,360	$48	$5,340

At March 31, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$-	$-	$78	$-	$97
Collectively evaluated for impairment	1,558	636	1,926	1,084	51	5,255
Total	$1,577	$636	$1,926	$1,162	$51	$5,352

Total loans:
Individually evaluated for impairment	$136	$-	$857	$704	$-	$1,697
Collectively evaluated for impairment	150,860	87,231	126,282	66,446	6,660	437,479
Total	$150,996	$87,231	$127,139	$67,150	$6,660	$439,176

At December 31, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$29	$-	$5	$76	$-	$110
Collectively evaluated for impairment	1,400	586	2,180	884	45	5,095
Total	$1,429	$586	$2,185	$960	$45	$5,205

Total loans:
Individually evaluated for impairment	$169	$-	$839	$999	$-	$2,007
Collectively evaluated for impairment	139,136	87,410	128,852	70,949	6,742	433,089
Total	$139,305	$87,410	$129,691	$71,948	$6,742	$435,096

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

7.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$3,664	$-	$3,664	$-
Core deposit intangibles	4,027	3,522	4,027	3,473
Total	$7,691	$3,522	$7,691	$3,473

Goodwill resulted from three previous branch acquisitions. Goodwill represents the excess of the total purchase price paid for the branch acquisitions over the fair value of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2015 or in the first three months of 2016. The core deposit intangible asset is amortized using the double declining balance method over a weighted average estimated life of nine years and is not estimated to have a significant residual value. During the three month periods ending March 31, 2016 and 2015, the Corporation recorded intangible amortization expense totaling $49,000.

8.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2016, 75,483 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of March 31, 2016, 1,313 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

A summary of option activity under the Plans as of March 31, 2016, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2016	73,000	$25.71	$9,000	1.6
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2016	73,000	$25.71	$15,000	1.3

Exercisable as of March 31, 2016	73,000	$25.71	$15,000	1.3

8.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2016, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2016	23,450	$24.38
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2016	23,450	$24.38

For the three month period ended March 31, 2016, the Corporation recognized $46,000 in stock compensation expense, compared to $53,000 for the same period in 2015. As of March 31, 2016, there was $344,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2016, the fair value of impaired loans measured using the fair value of collateral consisted of loan balances of $629,000, net of a valuation allowance of $78,000, compared to loan balances of $643,000, net of a valuation allowance of $47,000, at December 31, 2015. There was no additional provision for loan losses recorded for impaired loans during the three month periods ended March 31, 2016 and 2015.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2016, the Corporation had no OREO measured at fair value. At December 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $13,000, which consisted of the outstanding balance of $22,000 less write-downs of $9,000. There was no expense recorded during the three months ended March 31, 2016 associated with the write-down of OREO, compared to $3,000 for the same period in 2015.

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

9.	Fair Value (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2016:
U.S. Treasury and federal agency	$1,500	$1,500	$-	$-
U.S. government sponsored entities and agencies	10,397	-	10,397	-
U.S. agency mortgage-backed securities: residential	32,699	-	32,699	-
U.S. agency collateralized mortgage obligations: residential	29,184	-	29,184	-
State and political subdivision	28,774	-	28,774	-
Corporate debt securities	8,038	-	8,038	-
Equity securities	1,877	1,803	-	74
	$112,469	$3,303	$109,092	$74

December 31, 2015:
U.S. Treasury and federal agency	$1,466	$1,466	$-	$-
U.S. government sponsored entities and agencies	8,953	-	8,953	-
U.S. agency mortgage-backed securities: residential	33,150	-	33,150	-
U.S. agency collateralized mortgage obligations: residential	31,440	-	31,440	-
State and political subdivisions	28,591	-	28,591	-
Corporate debt securities	7,487	-	7,487	-
Equity securities	1,894	1,820	-	74
	$112,981	$3,286	$109,621	$74

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month periods ended March 31, 2016 and 2015, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month period ended March 31, 2016 and 2015:

(Dollar amounts in thousands)	Three months ended
	March 31,
	2016	2015
Balance at the beginning of the period	$74	$898
Total gains or losses (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	(70)
Issuances	-	-
Transfers in and/or out of Level 3	-	-
Balance at the end of the period	$74	$828

9.	Fair Value (continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

March 31, 2016:
Impaired commercial business loans	$551	$-	$-	$551

December 31, 2015:
Impaired commercial business loans	$596	$-	$-	$596
Other residential real estate owned	13	-	-	13
	$609	$-	$-	$609

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable
		Techniques(s)	Input (s)	Range

March 31, 2016:

Impaired commercial business loans	$551	Liquidation value of business assets	Adjustment for differences between comparable business assets	66%

December 31, 2015:

Impaired commercial business loans	$596	Liquidation value of business assets	Adjustment for differences between comparable business assets	65%

Other residential real estate owned	13	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude an impaired residential mortgage loan totaling $78,000 classified as a TDR which was measured using a discounted cash flow methodology at March 31, 2016. Excluded at December 31, 2015 were two impaired residential mortgage loans totaling $140,000, an $89,000 impaired commercial real estate loan and a $250,000 impaired commercial business loan classified as TDRs which were measured using a discounted cash flow methodology.

9.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2016 and December 31, 2015:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2016:
Financial Assets:
Cash and cash equivalents	$16,902	$16,902	$16,902	$-	$-
Securities available for sale	112,469	112,469	3,303	109,092	74
Loans, net	433,824	439,573	-	-	439,573
Federal bank stock	3,049	N/A	N/A	N/A	N/A
Accrued interest receivable	1,712	1,712	46	404	1,262
	$567,957	$570,656	$20,251	$109,496	$440,909
Financial Liabilities:
Deposits	510,679	512,657	388,116	124,541	-
Borrowed funds	35,000	36,964	-	36,964	-
Accrued interest payable	220	220	5	215	-
	$545,900	$549,841	$388,121	$161,720	$-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015:
Financial Assets:
Cash and cash equivalents	$11,546	$11,546	$11,546	$-	$-
Securities available for sale	112,981	112,981	3,286	109,621	74
Loans, net	429,891	436,009	-	-	436,009
Federal bank stock	4,240	N/A	N/A	N/A	N/A
Accrued interest receivable	1,501	1,501	64	299	1,138
	$560,159	$562,037	$14,896	$109,920	$437,221
Financial Liabilities:
Deposits	489,887	491,781	376,409	115,372	-
Borrowed funds	49,250	50,636	-	50,636	-
Accrued interest payable	179	179	5	174	-
	$539,316	$542,596	$376,414	$166,182	$-

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(248)	$(3,514)	$(3,762)

Other comprehensive income before reclassification	879	-	879
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	-	(1)
Net current period other comprehensive income	878	-	878

Accumulated Other Comprehensive Income (Loss) at March 31, 2016	$630	$(3,514)	$(2,884)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended March 31, 2016	Income is Presented

Unrealized gains and losses on available-for-sale securities	$2	Net gain on sale of available-for-sale securities
	(1)	Provision for income taxes
Total reclassifications for the period	$1	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2015	$198	$(3,196)	$(2,998)

Other comprehensive income before reclassification	685	-	685
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income	685	-	685

Accumulated Other Comprehensive Income (Loss) at March 31, 2015	$883	$(3,196)	$(2,313)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015.

11.	New Accounting Standards

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires that all equity investments be measured at fair value with changes in the fair value to be recognized through net income unless accounted for under the equity method of accounting or those that result in consolidation of the investee. This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

12.	Subsequent Events

On April 30, 2016, the Corporation completed its acquisition of United American Savings Bank (United American) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 30, 2015, by and among the Corporation, the Bank and United American (the Merger Agreement). Pursuant to the Merger Agreement, the Corporation acquired United American through a reverse merger of a newly created, wholly-owned subsidiary of the Bank, into United American. Immediately after the merger, United American merged with and into The Farmers National Bank of Emlenton, with Farmers National being the surviving bank. At December 31, 2015, United American had reported assets of $89.3 million. The Corporation acquired all of the outstanding shares of common stock of United American for aggregate cash consideration of approximately $14.1 million ($42.67 per share). The initial accounting for the acquisition is incomplete as the fair value adjustments to the acquired assets and assumed liabilities are not finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2016, compared to the same periods in 2015 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 25 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $7.0 million, or 1.2%, to $607.6 million at March 31, 2016 from $600.6 million at December 31, 2015. This increase resulted primarily from an increase in cash and equivalents and loans receivable of $5.4 million and $3.9 million, respectively. Loan growth was achieved through the purchase of $6.9 million in residential mortgage loans. Asset growth was funded by a $20.8 million increase in customer deposits.

Total liabilities increased $5.8 million, or 1.1%, to $553.6 million at March 31, 2016 from $547.8 million at December 31, 2015, resulting primarily from a $20.8 million increase in customer deposits partially offset by a $14.3 million decrease in short-term borrowed funds. Deposit growth consisted of a $19.7 million, or 5.3%, increase in interest bearing deposits and a $1.1 million, or 0.9%, increase in noninterest-bearing deposits.

Stockholders’ equity increased $1.2 million, or 2.2%, to $54.0 million at March 31, 2016 from $52.8 million at December 31, 2015. Book value and tangible book value per common share were $25.18 and $23.24, respectively, at March 31, 2016, compared to $24.64 and $22.67, respectively, at December 31, 2015.

At March 31, 2016, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.62%, 12.79%, 12.79% and 14.04%, respectively. The Bank was also considered “well-capitalized” at December 31, 2015 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.83%, 12.74%, 12.74% and 13.99%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2016 and 2015

General. Net income increased $21,000, or 2.7%, to $802,000 for the three months ended March 31, 2016 from $781,000 for the same period in 2015. This increase was the result of increases in net interest income and noninterest income of $211,000 and $1,000, respectively, and a $12,000 decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes of $54,000 and $125,000, respectively.

Net interest income. Tax equivalent net interest income increased $185,000, or 4.1%, to $4.7 million for the three months ended March 31, 2016 from $4.5 million for the three months ended March 31, 2015. This increase can be attributed to an increase in tax equivalent interest income of $289,000, partially offset by an increase in interest expense of $104,000.

Interest income. Tax equivalent interest income increased $289,000, or 5.5%, to $5.5 million for the three months ended March 31, 2016 from $5.2 million for the same period in 2015. This increase can be attributed to increases in interest earned on loans and interest earning deposits with banks of $505,000 and $5,000, respectively, partially offset by decreases in interest earned on securities and dividends on federal bank stocks of $181,000 and $40,000, respectively.

Tax equivalent interest earned on loans receivable increased $505,000, or 11.8%, to $4.8 million for the three months ended March 31, 2016 compared to $4.3 million for the same period in 2015. This increase resulted from a $52.8 million, or 13.7% increase in average loans, accounting for an increase of $582,000 in interest income. Partially offsetting this favorable volume variance, the average yield on loans decreased 11 basis points to 4.42% for the three months ended March 31, 2016, versus 4.53% for the same period in 2015. This unfavorable yield variance accounted for a $77,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $181,000, or 21.7%, to $653,000 for the three months ended March 31, 2016 compared to $834,000 for the three months ended March 31, 2015. This decrease resulted from a $38.9 million, or 25.9%, decrease in the average balance of securities, accounting for a $226,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 11 basis points to 2.36% for the three months ended March 31, 2016 versus 2.25% for the same period in 2015. This favorable yield variance accounted for a $45,000 increase in interest income.

Interest earned on deposits with banks increased $5,000, or 33.3%, to $20,000 for the three months ended March 31, 2016 compared to $15,000 for the three months ended March 31, 2015. This increase resulted from a $2.5 million increase in the average balance of interest-earning deposits, accounting for an increase of $3,000 in interest income. The average yield on these accounts increased 4 basis points to 0.55% for the three months ended March 31, 2016, versus 0.51% for the same period in 2015, accounting for a $2,000 increase in interest income.

Dividends on federal bank stocks decreased $40,000, or 54.1%, to $34,000 for the three months ended March 31, 2016 from $74,000 for the same period in 2015. This decrease was primarily due to a one-time special dividend paid in the first quarter of 2015 by the Federal Home Loan Bank of Pittsburgh, partially offset by an increase in the average balance of federal bank stocks of $986,000, or 44.2%, to $3.2 million compared to $2.2 million for the same period in 2015, accounting for a $24,000 increase in interest income.

Interest expense. Interest expense increased $104,000, or 14.3%, to $832,000 for the three months ended March 31, 2016 from $728,000 for the same period in 2015. This increase in interest expense can be attributed to increases in interest incurred on borrowed funds and deposits of $62,000 and $42,000, respectively.

Interest expense incurred on deposits increased $42,000, or 7.7%, to $588,000 for the three months ended March 31, 2016 compared to $546,000 for the same period in 2015. The average cost of interest-bearing deposits increased 5 basis points to 0.61% for the three months ended March 31, 2016, compared to 0.56% for the same period in 2015, resulting in a $47,000 increase in interest expense. Partially offsetting the unfavorable cost variance, the average balance of interest-bearing deposits decreased $3.4 million, or 0.9%, to $389.5 million for the three months ended March 31, 2016, compared to $392.9 million for the same period in 2015 causing a $5,000 decrease in interest expense. In addition, average noninterest bearing deposits increased $3.1 million, or 2.8%, to $116.4 million from $113.3 million.

Interest expense incurred on borrowed funds increased $62,000, or 34.1%, to $244,000 for the three months ended March 31, 2016, compared to $182,000 for the same period in the prior year. The average balance of borrowed funds increased $17.0 million, or 87.7%, to $36.5 million for the three months ended March 31, 2016, compared to $19.4 million for the same period in 2015 causing a $136,000 increase in interest expense. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 112 basis points, or 29.4%, to 2.69% for the three months ended March 31, 2016 compared to 3.81% for the same period in 2015 causing a $74,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$410,174	$4,480	4.39%	$358,545	$3,985	4.51%
Loans, tax exempt	26,532	317	4.81%	25,377	307	4.91%
Total loans receivable	436,706	4,797	4.42%	383,922	4,292	4.53%

Securities, taxable	82,670	434	2.11%	117,228	524	1.81%
Securities, tax exempt	28,756	219	3.07%	33,074	310	3.80%
Total securities	111,426	653	2.36%	150,302	834	2.25%

Interest-earning deposits with banks	14,532	20	0.55%	11,995	15	0.51%
Federal bank stocks	3,218	34	4.25%	2,232	74	13.45%
Total interest-earning cash equivalents	17,750	54	1.22%	14,227	89	2.54%

Total interest-earning assets	565,882	5,504	3.91%	548,451	5,215	3.86%
Cash and due from banks	2,359			2,372
Other noninterest-earning assets	36,202			32,577

Total Assets	$604,443			$583,400

Interest-bearing liabilities:
Interest-bearing demand deposits	$269,585	$130	0.19%	$272,265	$101	0.15%
Time deposits	119,939	458	1.53%	120,650	445	1.50%
Total interest-bearing deposits	389,524	588	0.61%	392,915	546	0.56%

Borrowed funds, short-term	1,460	2	0.42%	4,420	33	3.02%
Borrowed funds, long-term	35,000	242	2.78%	15,000	149	4.04%
Total borrowed funds	36,460	244	2.69%	19,420	182	3.81%

Total interest-bearing liabilities	425,984	832	0.79%	412,335	728	0.72%

Noninterest-bearing demand deposits	116,388	-	-	113,254	-	-

Funding and cost of funds	542,372	832	0.62%	525,589	728	0.56%

Other noninterest-bearing liabilities	8,513			9,029

Total Liabilities	550,885			534,618
Stockholders' Equity	53,558			48,782

Total Liabilities and Stockholders' Equity	$604,443			$583,400

Net interest income		$4,672			$4,487

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.13%			3.14%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.32%			3.32%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$582	$(77)	$505
Securities	(226)	45	(181)
Interest-earning deposits with banks	3	2	5
Federal bank stocks	24	(64)	(40)

Total interest-earning assets	383	(94)	289

Interest expense:
Interest-bearing deposits	(5)	47	42
Borrowed funds, short-term	(14)	(17)	(31)
Borrowed funds, long-term	150	(57)	93

Total interest-bearing liabilities	131	(27)	104

Net interest income	$252	$(67)	$185

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2016 and 2015 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2016	2015
Balance at the beginning of the period	$5,205	$5,224
Provision for loan losses	181	169
Charge-offs	(42)	(90)
Recoveries	8	37
Balance at the end of the period	$5,352	$5,340

Nonperforming loans	$3,228	$7,473
Nonperforming assets	3,393	7,725
Nonperforming loans to total loans	0.74%	1.96%
Nonperforming assets to total assets	0.56%	1.31%
Allowance for loan losses to total loans	1.22%	1.40%
Allowance for loan losses to non-performing loans	165.80%	71.46%

Nonperforming loans increased $92,000 to $3.2 million at March 31, 2016 from $3.1 million at December 31, 2015. The increase in nonperforming loans was primarily due to a commercial real estate loan placed on nonaccrual status during the quarter ended March 31, 2016. Of the $3.2 million in nonperforming loans, $1.4 million were not past due at March 31, 2016.

As of March 31, 2016, the Corporation’s classified and criticized assets amounted to $12.7 million, or 2.1% of total assets, with $6.7 million classified as substandard and $6.0 million identified as special mention. This compares to classified and criticized assets of $8.0 million, or 1.3% of total assets, with $6.9 million classified as substandard and $1.0 million identified as special mention at December 31, 2015. This increase was related to one commercial loan relationship consisting of three loans totaling $5.0 million being identified as special mention during the quarter ended March 31, 2016.

The provision for loan losses increased $12,000, or 7.1%, to $181,000 for the three months ended March 31, 2016 from $169,000 for the same period in the prior year.

Noninterest income. Noninterest income increased $1,000, or 0.1%, to $780,000 for the three months ended March 31, 2016, compared to $779,000 for the same period in the prior year. This increase resulted from a $6,000 increase in other interest income, partially offset by a $5,000 decrease in commissions on financial services.

Noninterest expense. Noninterest expense increased $54,000, or 1.4%, to $4.0 million for the three months ended March 31, 2016 and 2015. This increase in noninterest expense can be attributed to increases in acquisition costs and premises and equipment of $309,000 and $17,000, respectively, partially offset by decreases in other noninterest expense, compensation and benefits, professional fees and federal deposit insurance of $229,000, $21,000, $18,000 and $4,000, respectively.

Costs related to the acquisition of United American Savings Bank totaled $309,000 for the three months ended March 31, 2015. These costs include legal fees, system conversion costs and other costs of $144,000, $100,000 and $65,000, respectively.

Compensation and employee benefits expense decreased $21,000, or 1.0%, to $2.0 million for the three months ended March 31, 2016 compared to $2.1 million for the same period in the prior year. This decrease was primarily the result of decreases in employee retirement benefits and training expense of $17,000 and $11,000, respectively, and a $20,000 increase in deferred loan costs, a contra expense, partially offset by increases in incentive and other employee expenses of $21,000 and $12,000, respectively.

Other noninterest expense decreased $229,000, or 26.0%, to $651,000 for the three months ended March 31, 2016 compared to $880,000 for the same period in the prior year. The decrease was primarily related to a non-recurring adjustment related to deferred loan costs.

The Corporation recognized $49,000 of core deposit intangible amortization expense during the first quarter of 2016 and 2015. This amortization relates to a branch acquisition completed in the third quarter of 2009. Further discussion of goodwill and intangible assets related to the branch office acquisition can be found in the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes increased $125,000, or 73.1%, to $296,000 for the three months ended March 31, 2016 compared to $171,000 for the same period in the prior year. This increase was driven primarily by an increase in the Corporation’s effective tax rate to 27.0% for the three months ended March 31, 2016 compared to 18.0% for the same period in the prior year. The Corporation’s effective tax rate increased primarily due to certain non-deductible acquisition related expenses.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB and Federal Reserve, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2016, the Corporation used its sources of funds primarily to fund loan purchases and advances and repay short term borrowed funds. As of March 31, 2016, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $61.8 million, and standby letters of credit totaling $146,000.

At March 31, 2016, time deposits amounted to $122.6 million, or 24.0% of the Corporation’s total consolidated deposits, including approximately $29.4 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At March 31, 2016, the Corporation had borrowed funds of $35.0 million consisting of long-term FHLB advances. At March 31, 2016, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $153.9 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

The final rules implementing the Basel Committee on Banking Supervision’s (BCBS) capital guidelines for U.S. banks were approved by the FRB and FDIC. Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer comprised of common equity Tier 1 capital was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets. The phase-in period for the final rules became effective on January 1, 2015 with full compliance with all of the final rules’ requirements phased in over a multi-year schedule to be fully phased-in by January 1, 2019.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2015, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2016, the Corporation’s interest-earning assets maturing or repricing within one year totaled $178.9 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $140.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $38.4 million. At March 31, 2016, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 127.3%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 13, 2016	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

