Form 10-Q
period 2016-06-30
EMCLAIRE FINANCIAL CORP
filed 2016-08-12
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock was 2,146,308 at August 12, 2016.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of June 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015

Assets

Cash and due from banks	$3,015	$2,359
Interest earning deposits with banks	35,546	9,187
Cash and cash equivalents	38,561	11,546
Securities available for sale	106,145	112,981
Loans receivable, net of allowance for loan losses of $5,431 and $5,205	498,724	429,891
Federal bank stocks, at cost	3,764	4,240
Bank-owned life insurance	11,221	11,056
Accrued interest receivable	1,837	1,501
Premises and equipment, net	17,125	16,114
Goodwill	10,291	3,664
Core deposit intangible, net	681	554
Prepaid expenses and other assets	9,276	9,048

Total Assets	$697,625	$600,595

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$122,793	$119,790
Interest bearing	474,093	370,097
Total deposits	596,886	489,887
Short-term borrowed funds	2,500	14,250
Long-term borrowed funds	35,000	35,000
Accrued interest payable	254	179
Accrued expenses and other liabilities	8,134	8,440

Total Liabilities	642,774	547,756

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,248,325 and 2,246,825 shares issued; 2,146,308 and 2,144,808 shares outstanding, respectively	2,810	2,808
Additional paid-in capital	27,809	27,701
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	28,822	28,206
Accumulated other comprehensive loss	(2,476)	(3,762)

Total Stockholders' Equity	54,851	52,839

Total Liabilities and Stockholders' Equity	$697,625	$600,595

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and six months ended June 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans receivable, including fees	$5,185	$4,470	$9,887	$8,670
Securities:
Taxable	441	520	874	1,045
Exempt from federal income tax	156	214	316	435
Federal bank stocks	52	29	87	102
Interest earning deposits with banks	43	19	62	34
Total interest and dividend income	5,877	5,252	11,226	10,286

Interest expense:
Deposits	721	535	1,309	1,082
Borrowed funds	296	177	540	359
Total interest expense	1,017	712	1,849	1,441

Net interest income	4,860	4,540	9,377	8,845
Provision for loan losses	121	203	302	371

Net interest income after provision for loan losses	4,739	4,337	9,075	8,474

Noninterest income:
Fees and service charges	386	378	731	726
Commissions on financial services	-	5	1	10
Title premiums	8	6	19	17
Net gain on sales of available for sale securities	81	34	83	34
Earnings on bank-owned life insurance	100	97	198	194
Other	367	328	690	646
Total noninterest income	942	848	1,722	1,627

Noninterest expense:
Compensation and employee benefits	2,177	2,050	4,225	4,118
Premises and equipment	692	655	1,378	1,324
Intangible asset amortization	56	49	105	98
Professional fees	190	178	373	380
Federal deposit insurance	89	98	182	195
Acquisition costs	92	-	401	-
Other	1,168	981	1,818	1,861
Total noninterest expense	4,464	4,011	8,482	7,976

Income before provision for income taxes	1,217	1,174	2,315	2,125
Provision for income taxes	287	247	583	417

Net income	930	927	1,732	1,708
Preferred stock dividends	-	25	-	50

Net income available to common stockholders	$930	$902	$1,732	$1,658

Basic earnings per common share	$0.43	$0.48	$0.81	$0.91
Diluted earnings per common share	0.43	0.48	0.80	0.90

Average common shares outstanding - basic	2,146,160	1,864,298	2,145,484	1,823,086
Average common shares outstanding - diluted	2,156,378	1,876,260	2,154,708	1,834,387

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2016 and 2015

(Dollar amounts in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$930	$927	$1,732	$1,708

Other comprehensive income (loss)
Unrealized gains/(losses) on securities:
Unrealized holding gain/(loss) arising during the period	699	(1,256)	2,030	(218)
Reclassification adjustment for gains included in net income	(81)	(34)	(83)	(34)
	618	(1,290)	1,947	(252)
Tax effect	(210)	439	(662)	86

Net of tax	408	(851)	1,285	(166)

Comprehensive income	$1,338	$76	$3,017	$1,542

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

(Dollar amounts in thousands)

	For the six months ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income	$1,732	$1,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550	500
Provision for loan losses	302	371
Amortization of premiums, net	176	166
Amortization of intangible assets and mortgage servicing rights	115	98
Realized gains on sales of available for sale securities, net	(83)	(34)
Net gains on foreclosed real estate	(10)	(18)
Write-down of foreclosed real estate	-	6
Stock compensation expense	111	108
Increase in bank-owned life insurance, net	(165)	(162)
Increase in accrued interest receivable	(102)	(5)
(Increase) decrease in prepaid expenses and other assets	75	(2,997)
Increase (decrease) in accrued interest payable	46	(12)
Decrease in accrued expenses and other liabilities	(702)	(237)
Net cash provided by (used in) operating activities	2,045	(508)

Cash flows from investing activities
Loan originations and principal collections, net	3,604	864
Purchase of residential mortgage loans	(6,911)	(14,647)
Settlement of syndicated national credits	-	(7,039)
Available for sale securities:
Sales	6,118	1,791
Maturities, repayments and calls	11,060	12,701
Purchases	(8,258)	(11,555)
Net cash paid for acquisition	(3,309)	-
Redemption (purchase) of federal bank stocks	1,454	(106)
Proceeds from the sale of foreclosed real estate	171	102
Purchases of premises and equipment	(392)	(404)
Net cash provided by (used in) investing activities	3,537	(18,293)

Cash flows from financing activities
Net increase in deposits	34,299	10,593
Repayments on Federal Home Loan Bank advances	(5,000)	-
Proceeds from other long-term debt	5,000	-
Net change in short-term borrowings	(11,750)	1,000
Proceeds from exercise of stock options, including tax benefit	-	4
Dividends paid	(1,116)	(905)
Proceeds from the issuance of common stock	-	8,162
Net cash provided by financing activities	21,433	18,854

Increase in cash and cash equivalents	27,015	53
Cash and cash equivalents at beginning of period	11,546	11,856
Cash and cash equivalents at end of period	$38,561	$11,909

Supplemental information:
Interest paid	$942	$1,453
Income taxes paid	-	525

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	147	263

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Balance at beginning of period	$54,007	$49,061	$52,839	$47,990

Net income	930	927	1,732	1,708

Other comprehensive income (loss)	408	(851)	1,285	(166)

Stock compensation expense	64	55	111	108

Dividends declared on preferred stock	-	(25)	-	(50)

Dividends declared on common stock	(558)	(428)	(1,116)	(855)

Exercise of stock options, including tax benefit	-	-	-	4

Issuance of common stock (350,000 shares)	-	8,162	-	8,162

Balance at end of period	$54,851	$56,901	$54,851	$56,901

Cash dividend per common share	$0.26	$0.24	$0.52	$0.48

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

2.	Mergers and Acquisitions

On April 30, 2016, the Corporation completed its acquisition of United American Savings Bank (United American) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 30, 2015, by and among the Corporation, the Bank and United American (the Merger Agreement). Pursuant to the Merger Agreement, the Corporation acquired United American through a reverse merger of a newly created, wholly-owned subsidiary of the Bank into United American. Immediately after the merger, United American merged with and into The Farmers National Bank of Emlenton, with The Farmers National Bank of Emlenton being the surviving bank. At December 31, 2015, United American had reported assets of $89.3 million. The Corporation acquired all of the outstanding shares of common stock of United American for cash consideration of $13.2 million ($42.67 per share).

The acquisition expanded the Corporation’s franchise into contiguous markets and increased the Corporation’s consolidated total assets, loans and deposits.

The assets and liabilities of United American were recorded on the Corporation’s consolidated balance sheet at their estimated fair value as of April 30, 2016, and their results of operations have been included in the consolidated income statement since such date.

2.	Mergers and Acquisitions (continued)

Included in the purchase price was goodwill and a core deposit intangible of $6.6 million and $232,000, respectively. Goodwill is the excess of the purchase price over the fair value of the net assets acquired and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. The core deposit intangible will be amortized over a weighted average estimated life of ten years using the double declining balance method. Core deposit intangible expense projected for the succeeding five years beginning 2016 is estimated to be $31,000, $40,000, $32,000, $26,000 and $20,000 per year, respectively, and $83,000 in total for years after 2020.

While the Corporation believes that the accounting for the acquisition is complete, accounting guidance allows for adjustments to goodwill for a period of up to one year after the acquisition date for information that becomes available that reflects circumstances at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

(Dollar amounts in thousands)

Assets acquired:
Cash and cash equivalents	$9,899
Securities available for sale	60
Loans receivable	66,145
Federal bank stocks	978
Accrued interest receivable	234
Premises and equipment	1,169
Goodwill	6,626
Core deposit intangible	232
Prepaid expenses and other assets	989
Total assets acquired	86,332

Liabilities assumed:
Deposits	72,700
Accrued interest payable	29
Accrued expenses and other liabilities	395
Total liabilities assumed	73,124

Consideration paid	$13,208

The fair value of loans was determined using discounted cash flows. The book balance of the loans at the time of the acquisition was $66.1 million before considering United American’s allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(927,000) and an adjustment for other factors of $982,000. Loans evidencing credit deterioration since origination (purchased credit impaired loans) included in loans receivable were immaterial.

Costs related to the acquisition totaled $92,000 for the three months ended June 30, 2016. These costs included legal fees, system conversion costs and other professional fees of $50,000, $32,000 and $10,000, respectively. For the six months ended June 30, 2016, costs related to the acquisition totaled $401,000 including legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

3.	Issuance of Common Stock

On June 10, 2015, the Corporation sold 350,000 shares of common stock, par value of $1.25 per share, in a private offering to accredited individual and institutional investors at $23.50 per share. The Corporation realized $8.2 million in proceeds from the offering, net of $63,000 of direct costs relating to the offering.

4.	Participation in the Small Business Lending Fund (SBLF) of the U.S. Treasury Department (U.S. Treasury)

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

5.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

	For the three months ended		For the six months ended
(Dollar amounts in thousands, except for per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
Earnings per common share - basic

Net income	$930	$927	$1,732	$1,708
Less: Preferred stock dividends	-	25	-	50
Net income available to common stockholders	$930	$902	$1,732	$1,658
Average common shares outstanding	2,146,160	1,864,298	2,145,484	1,823,086
Basic earnings per common share	$0.43	$0.48	$0.81	$0.91

Earnings per common share - diluted

Net income available to common stockholders	$930	$902	$1,732	$1,658
Average common shares outstanding	2,146,160	1,864,298	2,145,484	1,823,086
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	10,218	11,962	9,224	11,301
Average shares and dilutive potential common shares	2,156,378	1,876,260	2,154,708	1,834,387
Diluted earnings per common share	$0.43	$0.48	$0.80	$0.90

Stock options not considered in computing earnings per share because they were antidilutive	67,000	67,000	67,000	67,000

6.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2016 and December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Available for sale:
June 30, 2016:
U.S. Treasury and federal agency	$1,493	$19	$-	$1,512
U.S. government sponsored entities and agencies	8,401	7	(1)	8,407
U.S. agency mortgage-backed securities: residential	28,542	962	-	29,504
U.S. agency collateralized mortgage obligations: residential	28,321	50	(260)	28,111
State and political subdivisions	27,972	532	-	28,504
Corporate debt securities	8,014	44	-	8,058
Equity securities	1,829	238	(18)	2,049
	$104,572	$1,852	$(279)	$106,145
December 31, 2015:
U.S. Treasury and federal agency	$1,493	$-	$(27)	$1,466
U.S. government sponsored entities and agencies	8,998	2	(47)	8,953
U.S. agency mortgage-backed securities: residential	32,947	256	(53)	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	23	(872)	31,440
State and political subdivisions	28,352	264	(25)	28,591
Corporate debt securities	7,507	1	(21)	7,487
Equity securities	1,769	188	(63)	1,894
	$113,355	$734	$(1,108)	$112,981

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value

Due in one year or less	$1,711	$1,716
Due after one year through five years	16,342	16,480
Due after five through ten years	27,088	27,532
Due after ten years	739	753
Mortgage-backed securities: residential	28,542	29,504
Collateralized mortgage obligations: residential	28,321	28,111
	$102,743	$104,096

6.	Securities (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

June 30, 2016:
U.S. government sponsored entities and agencies	$1,000	$(1)	$-	$-	$1,000	$(1)
U.S. agency collateralized mortgage obligations: residential	2,218	(65)	13,241	(195)	15,459	(260)
Equity securities	232	(18)	-	-	232	(18)
	$3,450	$(84)	$13,241	$(195)	$16,691	$(279)

December 31, 2015:
U.S. Treasury and federal agency	$-	$-	$1,466	$(27)	$1,466	$(27)
U.S. government sponsored entities and agencies	4,962	(36)	1,989	(11)	6,951	(47)
U.S. agency mortgage-backed securities: residential	6,710	(53)	-	-	6,710	(53)
U.S. agency collateralized mortgage obligations: residential	4,283	(41)	25,336	(831)	29,619	(872)
State and political subdivisions	1,028	(2)	1,819	(23)	2,847	(25)
Corporate debt securities	3,484	(20)	500	(1)	3,984	(21)
Equity securities	1,137	(63)	-	-	1,137	(63)
	$21,604	$(215)	$31,110	$(893)	$52,714	$(1,108)

Gains on sales of available for sale securities for the three and six months ended June 30 were as follows:

	For the three months		For the six months
(Dollar amounts in thousands)	ended June 30,		ended June 30,
	2016	2015	2016	2015

Proceeds	$2,439	$1,791	$6,118	$1,791
Gains	81	34	83	34
Tax provision related to gains	28	12	28	12

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

6.	Securities (continued)

There was one equity security in an unrealized loss position for less than 12 months as of June 30, 2016. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment security is in unrealized loss positions as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of June 30, 2016 to be other-than-temporarily impaired.

There were 14 debt securities in an unrealized loss position as of June 30, 2016, of which 11 were in an unrealized loss position for more than 12 months. Of these 14 securities, 13 were government-backed collateralized mortgage obligations and 1 was a U.S. government sponsored entity and agency security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of June 30, 2016 to be other-than-temporarily impaired.

7.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30,	December 31,
	2016	2015

Mortgage loans on real estate:
Residential first mortgages	$184,414	$139,305
Home equity loans and lines of credit	91,604	87,410
Commercial real estate	154,890	129,691
	430,908	356,406
Other loans:
Commercial business	66,197	71,948
Consumer	7,050	6,742
	73,247	78,690

Total loans, gross	504,155	435,096

Less allowance for loan losses	5,431	5,205

Total loans, net	$498,724	$429,891

Included in total loans above are net deferred costs of $1.2 million and $835,000 at June 30, 2016 and December 31, 2015, respectively.

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

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)

		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended June 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,577	$636	$1,926	$1,162	$51	$5,352
Charge-offs	(8)	(33)	-	-	(6)	(47)
Recoveries	-	1	3	-	1	5
Provision	127	41	189	(242)	6	121
Ending Balance	$1,696	$645	$2,118	$920	$52	$5,431

Six months ended June 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(40)	(33)	-	-	(15)	(88)
Recoveries	-	1	7	-	4	12
Provision	307	91	(74)	(40)	18	302
Ending Balance	$1,696	$645	$2,118	$920	$52	$5,431

At June 30, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$-	$-	$-	$-	$19
Collectively evaluated for impairment	1,677	645	2,118	920	52	5,412
Total	$1,696	$645	$2,118	$920	$52	$5,431

Total loans:
Individually evaluated for impairment	$136	$-	$823	$690	$-	$1,649
Acquired loans	29,818	6,266	30,386	1,505	300	68,275
Collectively evaluated for impairment	154,460	85,338	123,681	64,002	6,750	434,231
Total	$184,414	$91,604	$154,890	$66,197	$7,050	$504,155

At December 31, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$29	$-	$5	$76	$-	$110
Collectively evaluated for impairment	1,400	586	2,180	884	45	5,095
Total	$1,429	$586	$2,185	$960	$45	$5,205

Total loans:
Individually evaluated for impairment	$169	$-	$839	$999	$-	$2,007
Collectively evaluated for impairment	139,136	87,410	128,852	70,949	6,742	433,089
Total	$139,305	$87,410	$129,691	$71,948	$6,742	$435,096

Three months ended June 30, 2015:
Allowance for loan losses:
Beginning Balance	$1,088	$611	$2,233	$1,360	$48	$5,340
Charge-offs	-	(22)	-	(182)	(6)	(210)
Recoveries	-	25	6	-	6	37
Provision	170	8	(78)	104	(1)	203
Ending Balance	$1,258	$622	$2,161	$1,282	$47	$5,370

Six months ended June 30, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(4)	(85)	-	(182)	(29)	(300)
Recoveries	-	30	12	20	13	75
Provision	307	134	(189)	108	11	371
Ending Balance	$1,258	$622	$2,161	$1,282	$47	$5,370

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2016, there was no allowance for loan losses allocated to loans acquired in the April 2016 merger with United American.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016:

(Dollar amounts in thousands)

Impaired Loans with Specific Allowance

For the three months
	As of June 30, 2016			ended June 30, 2016
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$78	$78	$19	$78	$1	$1
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	-	-	-	315	-	-
Consumer	-	-	-	-	-	-
Total	$78	$78	$19	$393	$1	$1

	For the six months
	ended June 30, 2016
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first\ mortgages	$109	$2	$2
Home equity and lines of credit	-	-	-
Commercial real estate	31	-	-
Commercial business	517	-	-
Consumer	-	-	-
Total	$657	$2	$2

	Impaired Loans with No Specific Allowance

			For the three months
	As of June 30, 2016		ended June 30, 2016
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$91	$58	$58	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,222	823	840	-	-
Commercial business	690	690	382	1	1
Consumer	-	-	-	-	-
Total	$2,003	$1,571	$1,280	$1	$1

	For the six months
	ended June 30, 2016
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$38	$2	$2
Home equity and lines of credit	-	-	-
Commercial real estate	809	1	1
Commercial business	280	1	1
Consumer	-	-	-
Total	$1,127	$4	$4

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015:

(Dollar amounts in thousands)

	Impaired Loans with Specific Allowance

				For the year ended
	As of December 31, 2015			December 31, 2015
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$169	$169	$29	$170	$6	$6
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	93	93	5	1,613	12	9
Commercial business	923	923	76	1,641	112	99
Consumer	-	-	-	-	-	-
Total	$1,185	$1,185	$110	$3,424	$130	$114

	Impaired Loans with No Specific Allowance

			For the year ended
	As of December 31, 2015		December 31, 2015
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$45	$7	$7
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,145	746	1,069	49	40
Commercial business	76	76	66	3	3
Consumer	-	-	-	-	-
Total	$1,221	$822	$1,180	$59	$50

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016:

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

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2016 and December 31, 2015, the Corporation had $406,000 and $835,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $19,000 and $63,000 of specific allowance for these loans at June 30, 2016 and December 31, 2015, respectively.

During the three and six month periods ended June 30, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At June 30, 2016, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the periods. During the three and six month periods ended June 30, 2015, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six month periods ended June 30, 2016, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification. During the three and six month periods ended June 30, 2015, there was a default on one $90,000 residential mortgage loan within 12 months following modification. The default did not have a material impact on the Corporation’s income statement during the periods.

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

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)

			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

June 30, 2016:
Residential first mortgages	$182,961	$-	$-	$1,453	$-	$184,414
Home equity and lines of credit	91,074	-	-	530	-	91,604
Commercial real estate	-	150,316	48	4,526	-	154,890
Commercial business	-	59,943	5,494	760	-	66,197
Consumer	7,050	-	-	-	-	7,050
Total	$281,085	$210,259	$5,542	$7,269	$-	$504,155

December 31, 2015:
Residential first mortgages	$138,096	$-	$-	$1,209	$-	$139,305
Home equity and lines of credit	87,015	-	-	395	-	87,410
Commercial real estate	-	125,539	88	4,064	-	129,691
Commercial business	-	69,740	942	1,266	-	71,948
Consumer	6,742	-	-	-	-	6,742
Total	$231,853	$195,279	$1,030	$6,934	$-	$435,096

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

June 30, 2016:
Residential first mortgages	$181,180	$1,894	$194	$-	$1,146	$184,414
Home equity and lines of credit	90,875	128	91	-	510	91,604
Commercial real estate	152,184	1,784	-	53	869	154,890
Commercial business	65,265	242	-	-	690	66,197
Consumer	6,987	60	3	-	-	7,050
Total loans	$496,491	$4,108	$288	$53	$3,215	$504,155

December 31, 2015:
Residential first mortgages	$136,924	$1,097	$75	$-	$1,209	$139,305
Home equity and lines of credit	86,691	308	16	-	395	87,410
Commercial real estate	128,945	-	-	-	746	129,691
Commercial business	71,229	-	-	-	719	71,948
Consumer	6,723	19	-	-	-	6,742
Total loans	$430,512	$1,424	$91	$-	$3,069	$435,096

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)

	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

June 30, 2016:
Residential first mortgages	$74	$-	$78	$994	$1,146
Home equity and lines of credit	12	4	-	494	510
Commercial real estate	579	-	-	290	869
Commercial business	661	-	-	29	690
Consumer	-	-	-	-	-
Total loans	$1,326	$4	$78	$1,807	$3,215

December 31, 2015:
Residential first mortgages	$75	$-	$79	$1,055	$1,209
Home equity and lines of credit	14	-	-	381	395
Commercial real estate	623	-	-	123	746
Commercial business	690	-	-	29	719
Consumer	-	-	-	-	-
Total loans	$1,402	$-	$79	$1,588	$3,069

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$10,291	$-	$3,664	$-
Core deposit intangibles	4,259	3,578	4,027	3,473
Total	$14,550	$3,578	$7,691	$3,473

Goodwill resulted from four acquisitions. During the three and six months ended June 30, 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American (see Note 2). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2015 or in the first six months of 2016.

The core deposit intangible asset, resulting from two acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2016, the Corporation recorded intangible amortization expense totaling $56,000 and $105,000, respectively, compared to $49,000 and $98,000, respectively, for the same periods in 2015. Core deposit intangible expense projected for the succeeding five years beginning 2016 is estimated to be $226,000, $235,000, $196,000, $26,000 and $20,000 per year, respectively, and $83,000 in total for years after 2020.

9.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2016, 75,483 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of June 30, 2016, 1,313 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

9.	Stock Compensation Plans (continued)

A summary of option activity under the Plans as of June 30, 2016, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2016	73,000	$25.71	$9,000	1.6
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2016	73,000	$25.71	$8,640	1.1
Exercisable as of June 30, 2016	73,000	$25.71	$8,640	1.1

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2016, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2016	23,450	$24.38
Granted	-	-
Vested	(1,500)	24.51
Forfeited	-	-
Nonvested as of June 30, 2016	21,950	$24.37

For the three and six month periods ended June 30, 2016, the Corporation recognized $64,000 and $110,000, respectively, in stock compensation expense, compared to $55,000 and $108,000, respectively, for the same periods in 2015. As of June 30, 2016, there was $280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

10.	Fair Value

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

10.	Fair Value (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2016, the Corporation did not have any impaired loans measured using the fair value of collateral, compared to loan balances of $643,000, net of a valuation allowance of $47,000, at December 31, 2015. There was no additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2016. There was $235,000 of additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2015.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2016, the Corporation had no OREO measured at fair value. At December 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $13,000, which consisted of the outstanding balance of $22,000 less write-downs of $9,000. There was no expense recorded during the three and six month periods ended June 30, 2016 associated with the write-down of OREO, compared $0 and $3,000, respectively for the three and six month periods ended June 30, 2015.

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

10.	Fair Value (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

June 30, 2016:
U.S. Treasury and federal agency	$1,512	$1,512	$-	$-
U.S. government sponsored entities and agencies	8,407	-	8,407	-
U.S. agency mortgage-backed securities: residential	29,504	-	29,504	-
U.S. agency collateralized mortgage obligations: residential	28,111	-	28,111	-
State and political subdivision	28,504	-	28,504	-
Corporate debt securities	8,058	-	8,058	-
Equity securities	2,049	1,914	-	135
	$106,145	$3,426	$102,584	$135

December 31, 2015:
U.S. Treasury and federal agency	$1,466	$1,466	$-	$-
U.S. government sponsored entities and agencies	8,953	-	8,953	-
U.S. agency mortgage-backed securities: residential	33,150	-	33,150	-
U.S. agency collateralized mortgage obligations: residential	31,440	-	31,440	-
State and political subdivisions	28,591	-	28,591	-
Corporate debt securities	7,487	-	7,487	-
Equity securities	1,894	1,820	-	74
	$112,981	$3,286	$109,621	$74

10.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2016 and 2015, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2016 and 2015:

(Dollar amounts in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$74	$828	$74	$898
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	1	7	1	(63)
Acquired	60	-	60	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$135	$835	$135	$835

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2015:
Impaired commercial business loans	$596	$-	$-	$596
Other residential real estate owned	13	-	-	13

	$609	$-	$-	$609

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input (s)	Average
December 31, 2015:

Impaired commercial business loans	$596	Liquidation value of business assets	Adjustment for differences between comparable business assets	65%

Other residential real estate owned	13	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude an impaired residential mortgage loan totaling $78,000 classified as a TDR which was measured using a discounted cash flow methodology at June 30, 2016. Excluded at December 31, 2015 were two impaired residential mortgage loans totaling $140,000, an $89,000 impaired commercial real estate loan and a $250,000 impaired commercial business loan classified as TDRs which were measured using a discounted cash flow methodology.

10.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)

	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2016:
Financial Assets:
Cash and cash equivalents	$38,561	$38,561	$38,561	$-	$-
Securities available for sale	106,145	106,145	3,426	102,584	135
Loans, net	498,724	510,898	-	-	510,898
Federal bank stock	3,764	N/A	N/A	N/A	N/A
Accrued interest receivable	1,837	1,837	53	336	1,448
	$649,031	$657,441	$42,040	$102,920	$512,481
Financial Liabilities:
Deposits	596,886	599,829	422,785	177,044	-
Borrowed funds	37,500	39,544	-	39,544	-
Accrued interest payable	254	254	6	248	-
	$634,640	$639,627	$422,791	$216,836	$-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015:
Financial Assets:
Cash and cash equivalents	$11,546	$11,546	$11,546	$-	$-
Securities available for sale	112,981	112,981	3,286	109,621	74
Loans, net	429,891	436,009	-	-	436,009
Federal bank stock	4,240	N/A	N/A	N/A	N/A
Accrued interest receivable	1,501	1,501	64	299	1,138
	$560,159	$562,037	$14,896	$109,920	$437,221
Financial Liabilities:
Deposits	489,887	491,781	376,409	115,372	-
Borrowed funds	49,250	50,636	-	50,636	-
Accrued interest payable	179	179	5	174	-
	$539,316	$542,596	$376,414	$166,182	$-

11.	Regulatory Matters

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

11.	Regulatory Matters (continued)

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

As of June 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$57,760	12.84%	$56,090	13.99%
For capital adequacy purposes	35,977	8.00%	32,070	8.00%
To be well capitalized	44,971	10.00%	40,087	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$52,325	11.64%	$51,073	12.74%
For capital adequacy purposes	26,982	6.00%	24,052	6.00%
To be well capitalized	35,977	8.00%	32,070	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$52,325	11.64%	$51,073	12.74%
For capital adequacy purposes	20,237	4.50%	18,039	4.50%
To be well capitalized	29,231	6.50%	26,057	6.50%
Tier 1 capital to average assets:
Actual	$52,325	7.68%	$51,073	8.83%
For capital adequacy purposes	27,269	4.00%	23,131	4.00%
To be well capitalized	34,086	5.00%	28,914	5.00%

12.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at April 1, 2016	$630	$(3,514)	$(2,884)

Other comprehensive income before reclassification	461	-	461
Amounts reclassified from accumulated other comprehensive income (loss)	(53)	-	(53)
Net current period other comprehensive income	408	-	408

Accumulated Other Comprehensive Income (Loss) at June 30, 2016	$1,038	$(3,514)	$(2,476)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended June 30, 2016	Income is Presented

Unrealized gains and losses on available-for-sale securities	$81	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$53	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at April 1, 2015	$883	$(3,196)	$(2,313)

Other comprehensive income before reclassification	(829)	-	(829)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	-	(22)
Net current period other comprehensive income	(851)	-	(851)

Accumulated Other Comprehensive Income (Loss) at June 30, 2015	$32	$(3,196)	$(3,164)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended June 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$34	Net gain on sale of available-for-sale securities
	(12)	Provision for income taxes
Total reclassifications for the period	$22	Net of tax

12.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(248)	$(3,514)	$(3,762)

Other comprehensive income before reclassification	1,340	-	1,340
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	-	(55)
Net current period other comprehensive income	1,285	-	1,285

Accumulated Other Comprehensive Income (Loss) at June 30, 2016	$1,037	$(3,514)	$(2,476)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2016	Income is Presented

Unrealized gains and losses on available-for-sale securities	$83	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$55	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2015	$198	$(3,196)	$(2,998)

Other comprehensive income before reclassification	(144)	-	(144)
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	-	(22)
Net current period other comprehensive income	(166)	-	(166)

Accumulated Other Comprehensive Income (Loss) at June 30, 2015	$32	$(3,196)	$(3,164)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the six months	Statement Where Net
Comprehensive Income Components	ended June 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$34	Net gain on sale of available-for-sale securities
	(12)	Provision for income taxes
Total reclassifications for the period	$22	Net of tax

13.	New Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and six months ended June 30, 2016, compared to the same periods in 2015 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 28 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $97.0 million, or 16.2%, to $697.6 million at June 30, 2016 from $600.6 million at December 31, 2015. This increase resulted primarily from an increase in cash and equivalents and loans receivable of $27.0 million and $68.8 million, respectively. Total liabilities increased $95.0 million, or 17.4%, to $642.8 million at June 30, 2016 from $547.8 million at December 31, 2015, resulting primarily from a $107.0 million increase in customer deposits, partially offset by an $11.8 million decrease in short-term borrowed funds. Deposit growth consisted of a $104.0 million, or 21.8%, increase in interest bearing deposits and a $3.0 million, or 2.5%, increase in noninterest-bearing deposits. The increases in the assets and liabilities of the Corporation were primarily driven by the April 30, 2016 acquisition of United American Savings Bank (United American). The acquisition added $66.1 million in loans receivable and $72.7 million in customer deposits. In connection with the acquisition, the Corporation recorded goodwill of $6.6 million and a core deposit intangible of $232,000. For more information regarding the acquisition, see Note 2 to the Corporation’s consolidated financial statements for June 30, 2016.

Stockholders’ equity increased $2.0 million, or 3.8%, to $54.9 million at June 30, 2016 from $52.8 million at December 31, 2015. Book value and tangible book value per common share were $25.56 and $20.44, respectively, at June 30, 2016, compared to $24.64 and $22.67, respectively, at December 31, 2015. The decrease in tangible book value per common share resulted from $6.6 million of goodwill recorded from the acquisition of United American.

At June 30, 2016, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.68%, 11.64%, 11.64% and 12.84%, respectively. The Bank was also considered “well-capitalized” at December 31, 2015 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.83%, 12.74%, 12.74% and 13.99%, respectively. The decrease in the capital ratios between the two respective periods occurred as the Bank’s average assets increased following the United American acquisition.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2016 and 2015

General. Net income increased $3,000 to $930,000 for the three months ended June 30, 2016 from $927,000 for the same period in 2015. This increase was the result of increases in net interest income and noninterest income of $320,000 and $94,000, respectively, and an $82,000 decrease in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes of $453,000 and $40,000, respectively.

Net interest income. Tax equivalent net interest income increased $291,000, or 6.2%, to $5.0 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015. This increase was attributed to an increase in tax equivalent interest income of $596,000, partially offset by an increase in interest expense of $305,000.

Interest income. Tax equivalent interest income increased $596,000, or 11.0%, to $6.0 million for the three months ended June 30, 2016 from $5.4 million for the same period in 2015. This increase was attributed to increases in interest earned on loans and interest earning deposits with banks and dividends on federal bank stocks of $713,000, $24,000 and $23,000, respectively, partially offset by a decreases in interest earned on securities of $164,000.

Tax equivalent interest earned on loans receivable increased $713,000, or 15.6%, to $5.3 million for the three months ended June 30, 2016 compared to $4.6 million for the same period in 2015. This increase resulted from a $84.1 million, or 21.2% increase in average loans, accounting for an increase of $932,000 in interest income. The increase in loans receivable was primarily related to the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 20 basis points to 4.42% for the three months ended June 30, 2016, versus 4.62% for the same period in 2015. This unfavorable yield variance accounted for a $219,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $164,000, or 20.0%, to $656,000 for the three months ended June 30, 2016 compared to $820,000 for the three months ended June 30, 2015. This decrease resulted from a $37.9 million, or 25.3%, decrease in the average balance of securities, accounting for a $220,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 16 basis points to 2.36% for the three months ended June 30, 2016 versus 2.20% for the same period in 2015. This favorable yield variance accounted for a $56,000 increase in interest income.

Interest earned on deposits with banks increased $24,000 to $43,000 for the three months ended June 30, 2016 compared to $19,000 for the three months ended June 30, 2015. This increase resulted from a $17.7 million increase in the average balance of interest-earning deposits, accounting for an increase of $23,000 in interest income. The average yield on these accounts increased 1 basis point to 0.53% for the three months ended June 30, 2016, versus 0.52% for the same period in 2015, accounting for a $1,000 increase in interest income.

Dividends on federal bank stocks increased $23,000, or 79.3%, to $52,000 for the three months ended June 30, 2016 from $29,000 for the same period in 2015. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.5 million, or 63.5%, to $3.8 million compared to $2.3 million for the same period in 2015, accounting for a $20,000 increase in interest income. Additionally, the average yield on these assets increased 50 basis points to 5.55% for the three months ended June 30, 2016, versus 5.05% for the same period in 2015, accounting for a $3,000 increase in interest income.

Interest expense. Interest expense increased $305,000, or 42.8%, to $1.0 million for the three months ended June 30, 2016 from $712,000 for the same period in 2015. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $186,000 and $119,000, respectively.

Interest expense incurred on deposits increased $186,000, or 34.8%, to $721,000 for the three months ended June 30, 2016 compared to $535,000 for the same period in 2015. The average cost of interest-bearing deposits increased 11 basis points to 0.65% for the three months ended June 30, 2016, compared to 0.54% for the same period in 2015, resulting in a $119,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $47.0 million, or 11.7%, to $448.1 million for the three months ended June 30, 2016, compared to $401.1 million for the same period in 2015 causing a $67,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016. In addition, average noninterest bearing deposits increased $5.3 million, or 4.4%, to $124.2 million from $118.9 million.

Interest expense incurred on borrowed funds increased $119,000, or 67.2%, to $296,000 for the three months ended June 30, 2016, compared to $177,000 for the same period in the prior year. The average balance of borrowed funds increased $18.8 million, or 97.1%, to $38.1 million for the three months ended June 30, 2016, compared to $19.3 million for the same period in 2015 causing a $144,000 increase in interest expense. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 55 basis points, or 15.0%, to 3.12% for the three months ended June 30, 2016 compared to 3.67% for the same period in 2015 causing a $25,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended June 30,

	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$454,059	$4,972	4.40%	$371,078	$4,254	4.60%
Loans, tax exempt	26,267	303	4.63%	25,140	308	4.92%
Total loans receivable	480,326	5,275	4.42%	396,218	4,562	4.62%

Securities, taxable	83,092	441	2.13%	116,703	520	1.79%
Securities, tax exempt	28,490	215	3.03%	32,731	300	3.67%
Total securities	111,582	656	2.36%	149,434	820	2.20%

Interest-earning deposits with banks	32,343	43	0.53%	14,682	19	0.52%
Federal bank stocks	3,767	52	5.55%	2,304	29	5.05%
Total interest-earning cash equivalents	36,110	95	1.06%	16,986	48	1.13%

Total interest-earning assets	628,018	6,026	3.86%	562,638	5,430	3.87%
Cash and due from banks	2,514			2,435
Other noninterest-earning assets	42,778			33,542

Total Assets	$673,310			$598,615

Interest-bearing liabilities:
Interest-bearing demand deposits	$291,053	$154	0.21%	$281,312	$108	0.15%
Time deposits	157,033	567	1.45%	119,793	427	1.43%
Total interest-bearing deposits	448,086	721	0.65%	401,105	535	0.54%

Borrowed funds, short-term	5,417	63	4.67%	4,334	27	2.49%
Borrowed funds, long-term	32,688	233	2.86%	15,000	150	4.01%
Total borrowed funds	38,105	296	3.12%	19,334	177	3.67%

Total interest-bearing liabilities	486,191	1,017	0.84%	420,439	712	0.68%

Noninterest-bearing demand deposits	124,178	-	-	118,917	-	-

Funding and cost of funds	610,369	1,017	0.67%	539,356	712	0.53%

Other noninterest-bearing liabilities	8,768			8,316

Total Liabilities	619,137			547,672
Stockholders' Equity	54,173			50,943

Total Liabilities and Stockholders' Equity	$673,310			$598,615

Net interest income		$5,009			$4,718

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.02%			3.19%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.21%			3.36%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$932	$(219)	$713
Securities	(220)	56	(164)
Interest-earning deposits with banks	23	1	24
Federal bank stocks	20	3	23

Total interest-earning assets	755	(159)	596

Interest expense:
Interest-bearing deposits	67	119	186
Borrowed funds, short-term	8	28	36
Borrowed funds, long-term	136	(53)	83

Total interest-bearing liabilities	211	94	305

Net interest income	$544	$(253)	$291

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2016 and 2015 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2016	2015
Balance at the beginning of the period	$5,352	$5,340
Provision for loan losses	121	203
Charge-offs	(47)	(210)
Recoveries	5	37
Balance at the end of the period	$5,431	$5,370

Nonperforming loans	$3,268	$5,455
Nonperforming assets	3,415	5,752
Nonperforming loans to total loans	0.65%	1.36%
Nonperforming assets to total assets	0.49%	0.96%
Allowance for loan losses to total loans	1.08%	1.34%
Allowance for loan losses to non-performing loans	166.19%	98.44%

Nonperforming loans increased $39,000 to $3.3 million at June 30, 2016 from $3.2 million at March 31, 2016. Of the $3.3 million in nonperforming loans, $1.3 million were not past due at June 30, 2016.

As of June 30, 2016, the Corporation’s classified and criticized assets amounted to $12.8 million, or 1.8% of total assets, with $7.3 million classified as substandard and $5.5 million identified as special mention. This compares to classified and criticized assets of $12.7 million, or 2.1% of total assets, with $6.7 million classified as substandard and $6.0 million identified as special mention at March 31, 2016.

The provision for loan losses decreased $82,000, or 40.4%, to $121,000 for the three months ended June 30, 2016 from $203,000 for the same period in the prior year as a result of improved historic loss factors and an increase in the collateral value of an impaired commercial loan relationship.

Noninterest income. Noninterest income increased $94,000, or 11.1%, to $942,000 for the three months ended June 30, 2016, compared to $848,000 for the same period in the prior year. This increase resulted primarily from a $47,000 increase in net gains on the sale of securities. During the three months ended June 30, 2016, the Corporation realized securities gains of $81,000 related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long-term advance and the related securities gains were used to offset the impact if the prepayment penalties associated with the early retirement of the advance. During the three months ended June 30, 2015, the Corporation recorded securities gains of $34,000 related to the sale of a mortgage-backed security. Also contributing to the increase in noninterest income were increases in interchange fees, loan servicing fees and overdraft charges.

Noninterest expense. Noninterest expense increased $453,000, or 11.3%, to $4.5 million for the three months ended June 30, 2016 compared to $4.0 million for the same period in 2015. This increase in noninterest expense can be attributed to increases in compensation and benefits, acquisition costs, premises and equipment and other noninterest expense of $127,000, $92,000, $37,000 and $187,000, respectively.

Compensation and employee benefits expense increased $127,000, or 6.2%, to $2.2 million for the three months ended June 30, 2016 compared to $2.1 million for the same period in the prior year. This increase was primarily the result of increases in salaries, retirement benefits, insurance benefits and payroll taxes of $94,000, $35,000, $25,000 and $15,000, respectively, partially offset by a decrease in incentive expense of $46,000. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016.

Costs related to the acquisition of United American totaled $92,000 for the three months ended June 30, 2016. These costs included legal fees, system conversion costs and other professional fees of $50,000, $32,000 and $10,000, respectively.

Other noninterest expense increased $187,000, or 19.1%, to $1.2 million for the three months ended June 30, 2016 compared to $1.0 million for the same period in the prior year. Included in other noninterest expense for the quarter ended June 30, 2016 was a prepayment penalty of $71,000 associated with the aforementioned early retirement of an FHLB advance. Also contributing to the increase were operating costs associated with the branch office acquired from United American and increased disaster recovery related costs.

The Corporation recognized $56,000 of core deposit intangible amortization expense during the second quarter of 2016 compared to $49,000 for the same period in 2015. This amortization relates to a branch acquisition completed in the third quarter of 2009 and a bank acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes increased $40,000, or 16.2%, to $287,000 for the three months ended June 30, 2016 compared to $247,000 for the same period in the prior year. This increase was driven primarily by an increase in the Corporation’s effective tax rate to 23.6% for the three months ended June 30, 2016 compared to 21.0% for the same period in the prior year. The Corporation’s effective tax rate increased primarily due to certain non-deductible acquisition related expenses.

Comparison of Results for the Six Months Ended June 30, 2016 and 2015

General. Net income increased $24,000, or 1.4%, to $1.73 million for the six months ended June 30, 2016 from $1.71 million for the same period in 2015. This increase was the result of increases in net interest income and noninterest income of $532,000 and $95,000, respectively, and a $69,000 decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes of $506,000 and $166,000, respectively.

Net interest income. Tax equivalent net interest income increased $476,000, or 5.2%, to $9.7 million for the six months ended June 30, 2016 from $9.2 million for the six months ended June 30, 2015. This increase can be attributed to an increase in tax equivalent interest income of $885,000, partially offset by an increase in interest expense of $409,000.

Interest income. Tax equivalent interest income increased $885,000, or 8.3%, to $11.5 million for the six months ended June 30, 2016 from $10.6 million for the same period in 2015. This increase can be attributed to increases in interest earned on loans and interest earning deposits with banks of $1.2 million and $28,000, respectively, partially offset by decreases in interest earned on securities and dividends on federal bank stocks of $345,000 and $15,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.2 million, or 13.7%, to $10.1 million for the six months ended June 30, 2016 compared to $8.9 million for the same period in 2015. This increase resulted from a $69.0 million, or 17.7% increase in average loans, accounting for an increase of $1.5 million in interest income. The increase resulted from strong loan growth during the second half of 2015 and the first half of 2016 and the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 17 basis points to 4.41% for the six months ended June 30, 2016, versus 4.58% for the same period in 2015. This unfavorable yield variance accounted for a $304,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $345,000, or 20.8%, to $1.3 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015. This decrease resulted from a $38.3 million, or 25.6%, decrease in the average balance of securities, accounting for a $445,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 13 basis points to 2.36% for the six months ended June 30, 2016 versus 2.23% for the same period in 2015. This favorable yield variance accounted for a $100,000 increase in interest income.

Interest earned on deposits with banks increased $28,000, or 82.4%, to $62,000 for the six months ended June 30, 2016 compared to $34,000 for the six months ended June 30, 2015. This increase resulted from a $10.2 million increase in the average balance of interest-earning deposits, accounting for an increase of $27,000 in interest income. The average yield on these accounts increased 2 basis points to 0.53% for the six months ended June 30, 2016, versus 0.51% for the same period in 2015, accounting for a $1,000 increase in interest income.

Dividends on federal bank stocks decreased $15,000, or 14.7%, to $87,000 for the six months ended June 30, 2016 from $102,000 for the same period in 2015. This decrease was primarily due to a one-time special dividend paid in the first quarter of 2015 by the Federal Home Loan Bank of Pittsburgh, partially offset by an increase in the average balance of federal bank stocks of $1.3 million, or 55.1%, to $3.5 million compared to $2.3 million for the same period in 2015, accounting for a $42,000 increase in interest income.

Interest expense. Interest expense increased $409,000, or 28.4%, to $1.8 million for the six months ended June 30, 2016 from $1.4 million for the same period in 2015. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $228,000 and $181,000, respectively.

Interest expense incurred on deposits increased $228,000, or 21.1%, to $1.3 million for the six months ended June 30, 2016 compared to $1.1 million for the same period in 2015. The average cost of interest-bearing deposits increased 8 basis points to 0.63% for the six months ended June 30, 2016, compared to 0.55% for the same period in 2015, resulting in a $165,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $22.4 million, or 5.6%, to $419.4 million for the six months ended June 30, 2016, compared to $397.1 million for the same period in 2015 causing a $63,000 increase in interest expense. In addition, average noninterest bearing deposits increased $4.1 million, or 3.5%, to $120.2 million from $116.1 million.

Interest expense incurred on borrowed funds increased $181,000, or 50.4%, to $540,000 for the six months ended June 30, 2016, compared to $359,000 for the same period in the prior year. The average balance of borrowed funds increased $17.9 million, or 92.5%, to $37.3 million for the six months ended June 30, 2016, compared to $19.4 million for the same period in 2015 causing a $272,000 increase in interest expense. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 83 basis points, or 22.2%, to 2.91% for the six months ended June 30, 2016 compared to 3.74% for the same period in 2015 causing a $91,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$432,717	$9,452	4.39%	$364,868	$8,238	4.55%
Loans, tax exempt	26,399	619	4.72%	25,258	616	4.92%
Total loans receivable	459,116	10,071	4.41%	390,126	8,854	4.58%

Securities, taxable	82,887	874	2.12%	116,960	1,045	1.80%
Securities, tax exempt	28,623	436	3.06%	32,894	610	3.74%
Total securities	111,510	1,310	2.36%	149,854	1,655	2.23%

Interest-earning deposits with banks	23,577	62	0.53%	13,369	34	0.51%
Federal bank stocks	3,517	87	4.97%	2,267	102	9.07%
Total interest-earning cash equivalents	27,094	149	1.11%	15,636	136	1.75%

Total interest-earning assets	597,720	11,530	3.88%	555,616	10,645	3.86%
Cash and due from banks	2,439			2,403
Other noninterest-earning assets	39,237			33,007

Total Assets	$639,396			$591,026

Interest-bearing liabilities:
Interest-bearing demand deposits	$280,454	$285	0.20%	$276,825	$209	0.15%
Time deposits	138,954	1,024	1.48%	120,233	872	1.46%
Total interest-bearing deposits	419,408	1,309	0.63%	397,058	1,081	0.55%

Borrowed funds, short-term	3,448	65	3.77%	4,369	60	2.76%
Borrowed funds, long-term	33,846	475	2.82%	15,000	299	4.03%
Total borrowed funds	37,294	540	2.91%	19,369	359	3.74%

Total interest-bearing liabilities	456,702	1,849	0.81%	416,427	1,440	0.70%

Noninterest-bearing demand deposits	120,201	-	-	116,128	-	-

Funding and cost of funds	576,903	1,849	0.64%	532,555	1,440	0.55%

Other noninterest-bearing liabilities	8,631			8,626

Total Liabilities	585,534			541,181
Stockholders' Equity	53,862			49,845

Total Liabilities and Stockholders' Equity	$639,396			$591,026

Net interest income		$9,681			$9,205

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.07%			3.16%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.24%			3.34%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2015 versus 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,521	$(304)	$1,217
Securities	(445)	100	(345)
Interest-earning deposits with banks	27	1	28
Federal bank stocks	42	(57)	(15)

Total interest-earning assets	1,145	(260)	885

Interest expense:
Interest-bearing deposits	63	165	228
Borrowed funds, short-term	(14)	19	5
Borrowed funds, long-term	286	(110)	176

Total interest-bearing liabilities	335	74	409

Net interest income	$810	$(334)	$476

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2016 and 2015 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2016	2015
Balance at the beginning of the period	$5,205	$5,224
Provision for loan losses	302	371
Charge-offs	(88)	(300)
Recoveries	12	75
Balance at the end of the period	$5,431	$5,370

Non-performing loans	$3,268	$5,455
Non-performing assets	3,415	5,752
Non-performing loans to total loans	0.65%	1.36%
Non-performing assets to total assets	0.49%	0.96%
Allowance for loan losses to total loans	1.08%	1.34%
Allowance for loan losses to non-performing loans	166.19%	98.44%

Nonperforming loans increased $199,000 to $3.3 million at June 30, 2016 from $3.1 million at December 31, 2015. The increase in nonperforming loans was primarily due to a commercial real estate loan placed on nonaccrual status during the quarter ended March 31, 2016. Of the $3.3 million in nonperforming loans, $974,000 related to one commercial loan relationship and $1.3 million were not past due at June 30, 2016.

As of June 30, 2016, the Corporation’s classified and criticized assets amounted to $12.8 million, or 1.8% of total assets, with $7.3 million classified as substandard and $5.5 million identified as special mention. This compares to classified and criticized assets of $8.0 million, or 1.3% of total assets, with $6.9 million classified as substandard and $1.0 million identified as special mention at December 31, 2015. This increase was related to one commercial loan relationship consisting of three loans totaling $5.0 million being identified as special mention during the quarter ended March 31, 2016.

The provision for loan losses decreased $69,000, or 18.6%, to $302,000 for the six months ended June 30, 2016 from $371,000 for the same period in the prior year as a result of improved historic loss factors and an increase in the collateral value of an impaired commercial loan relationship.

Noninterest income. Noninterest income increased $95,000, or 5.8%, to $1.7 million for the six months ended June 30, 2016, compared to $1.6 million for the same period in the prior year. This increase primarily resulted from a $49,000 increase in net gains on the sale of securities. During the six months ended June 30, 2016, the Corporation realized securities gains of $83,000, of which $81,000 related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long-term advance and the related securities gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. During the six months ended June 30, 2016, the Corporation recorded securities gains of $34,000 related to the sale of a mortgage-backed security. Also contributing to the increase in noninterest income were increases in interchange fees, loan servicing fees and overdraft charges.

Noninterest expense. Noninterest expense increased $506,000, or 6.3%, to $8.5 million for the six months ended June 30, 2016, compared to $8.0 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in acquisition costs, compensation and benefits and premises and equipment of $401,000, $107,000 and $54,000, respectively, partially offset by decreases in other noninterest expense and federal deposit insurance of $43,000 and $13,000, respectively.

Costs related to the acquisition of United American totaled $401,000 for the six months ended June 30, 2016. These costs included legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

Compensation and employee benefits expense increased $107,000, or 2.6%, to $4.2 million for the six months ended June 30, 2016, compared to $4.1 million for the same period in the prior year. This increase was primarily the result of increases in salaries, retirement benefits, insurance benefits and payroll taxes of $97,000, $18,000, $22,000 and $19,000, respectively, partially offset by a decrease in incentive expense of $25,000. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016.

Premises and equipment expense increased $54,000, or 4.1%, to $1.4 million for the six months ended June 30, 2016, compared to $1.3 million for the same period in the prior year. This increase was primarily the result of increases in equipment depreciation, office rent, utilities and real estate taxes of $49,000, $29,000, $24,000 and $11,000, respectively, partially offset by a $33,000 decrease in equipment service contracts.

Other noninterest expense increased $43,000, or 2.3%, to $1.8 million for the six months ended June 30, 2016 compared to $1.9 million for the same period in the prior year. Included in other noninterest expense for the six months ended June 30, 2016 was a prepayment penalty of $71,000 associated with the aforementioned early retirement of an FHLB advance.

The Corporation recognized $105,000 of core deposit intangible amortization expense during the first half of 2016 compared to $98,000 for the same period in 2015. This amortization relates to a branch acquisition completed in the third quarter of 2009 and a bank acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes increased $166,000, or 39.8%, to $583,000 for the six months ended June 30, 2016 compared to $417,000 for the same period in the prior year. This increase was driven primarily by an increase in the Corporation’s effective tax rate to 25.2% for the six months ended June 30, 2016 compared to 19.6% for the same period in the prior year. The Corporation’s effective tax rate increased primarily due to certain non-deductible acquisition related expenses.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2016, the Corporation used its sources of funds primarily to fund loan purchases and advances and repay short term borrowed funds. As of June 30, 2016, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $80.4 million, and standby letters of credit totaling $126,000.

At June 30, 2016, time deposits amounted to $174.1 million, or 29.2% of the Corporation’s total consolidated deposits, including approximately $57.6 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At June 30, 2016, the Corporation had borrowed funds of $37.5 million consisting of $30.0 million of long-term FHLB advances, a $5.0 million long-term advance with a correspondent bank and $2.5 million outstanding on a line of credit with a correspondent bank. At June 30, 2016, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $151.7 million.

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

At June 30, 2016, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2016, the Corporation’s interest-earning assets maturing or repricing within one year totaled $212.4 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $185.0 million, providing an excess of interest-earning assets over interest-bearing liabilities of $27.4 million. At June 30, 2016, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 114.8%.

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

As of June 30, 2016, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 12, 2016	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer