Form 10-Q
period 2016-09-30
EMCLAIRE FINANCIAL CORP
filed 2016-11-14
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock was 2,146,308 at November 14, 2016.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of September 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets

Cash and due from banks	$2,532	$2,359
Interest earning deposits with banks	24,272	9,187
Cash and cash equivalents	26,804	11,546
Securities available for sale	102,463	112,981
Loans held for sale	58	-
Loans receivable, net of allowance for loan losses of $5,514 and $5,205	508,183	429,891
Federal bank stocks, at cost	3,854	4,240
Bank-owned life insurance	11,304	11,056
Accrued interest receivable	1,969	1,501
Premises and equipment, net	18,382	16,114
Goodwill	10,291	3,664
Core deposit intangible, net	621	554
Prepaid expenses and other assets	9,743	9,048

Total Assets	$693,672	$600,595

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$124,144	$119,790
Interest bearing	468,456	370,097
Total deposits	592,600	489,887
Short-term borrowed funds	2,500	14,250
Long-term borrowed funds	34,750	35,000
Accrued interest payable	236	179
Accrued expenses and other liabilities	8,370	8,440

Total Liabilities	638,456	547,756

Commitments and Contingent Liabilities	-	-

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,248,325 and 2,246,825 shares issued; 2,146,308 and 2,144,808 shares outstanding, respectively	2,810	2,808
Additional paid-in capital	27,853	27,701
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	29,322	28,206
Accumulated other comprehensive loss	(2,655)	(3,762)

Total Stockholders' Equity	55,216	52,839

Total Liabilities and Stockholders' Equity	$693,672	$600,595

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans receivable, including fees	$5,444	$4,382	$15,331	$13,051
Securities:
Taxable	396	481	1,270	1,525
Exempt from federal income tax	157	205	473	640
Federal bank stocks	49	30	135	132
Interest earning deposits with banks	48	15	110	50
Total interest and dividend income	6,094	5,113	17,319	15,398

Interest expense:
Deposits	781	532	2,091	1,613
Borrowed funds	308	155	847	514
Total interest expense	1,089	687	2,938	2,127

Net interest income	5,005	4,426	14,381	13,271
Provision for (recovery of) loan losses	168	(102)	470	269

Net interest income after provision for loan losses	4,837	4,528	13,911	13,002

Noninterest income:
Fees and service charges	433	387	1,164	1,113
Commissions on financial services	1	14	2	24
Title premiums	10	13	29	29
Net gain on sales of available for sale securities	-	533	83	567
Net gain on sales of loans	121	-	121	-
Earnings on bank-owned life insurance	101	98	299	293
Other	346	334	1,036	980
Total noninterest income	1,012	1,379	2,734	3,006

Noninterest expense:
Compensation and employee benefits	2,259	2,003	6,484	6,122
Premises and equipment	732	646	2,110	1,970
Intangible asset amortization	60	49	165	146
Professional fees	172	181	545	560
Federal deposit insurance	123	92	305	287
Acquisition costs	-	-	401	-
Other	1,148	956	2,965	2,817
Total noninterest expense	4,494	3,927	12,975	11,902

Income before provision for income taxes	1,355	1,980	3,670	4,106
Provision for income taxes	297	460	880	877

Net income	1,058	1,520	2,790	3,229
Preferred stock dividends	-	25	-	75

Net income available to common stockholders	$1,058	$1,495	$2,790	$3,154

Basic earnings per common share	$0.49	$0.70	$1.30	$1.64
Diluted earnings per common share	0.49	0.70	1.29	1.63

Average common shares outstanding - basic	2,146,308	2,136,749	2,145,761	1,928,789
Average common shares outstanding - diluted	2,158,273	2,148,713	2,155,902	1,939,708

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

(Dollar amounts in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,058	$1,520	$2,790	$3,229

Other comprehensive income (loss)
Unrealized gains/(losses) on securities:
Unrealized holding gain/(loss) arising during the period	(271)	1,200	1,760	982
Reclassification adjustment for gains included in net income	-	(533)	(83)	(567)
	(271)	667	1,677	415
Tax effect	92	(227)	(570)	(141)

Net of tax	(179)	440	1,107	274

Comprehensive income	$879	$1,960	$3,897	$3,503

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income	$2,790	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	835	751
Provision for loan losses	470	269
Amortization of premiums, net	300	246
Amortization of intangible assets and mortgage servicing rights	179	146
Realized gains on sales of available for sale securities, net	(83)	(567)
Net gains on sales of loans	(121)	-
Net gains on foreclosed real estate	(17)	(25)
Loss on sale of premises and equipment	10	-
Loans originated for sale	(1,101)	-
Proceeds from the sale of loans originated for sale	1,078	-
Write-down of foreclosed real estate	-	6
Stock compensation expense	154	150
Increase in bank-owned life insurance, net	(248)	(245)
Increase in accrued interest receivable	(234)	(52)
Increase in prepaid expenses and other assets	(271)	(2,504)
Increase (decrease) in accrued interest payable	28	(13)
Decrease in accrued expenses and other liabilities	(465)	(124)
Net cash provided by operating activities	3,304	1,267

Cash flows from investing activities
Loan originations and principal collections, net	(8,071)	(3,764)
Purchase of residential mortgage loans	(6,911)	(19,481)
Proceeds from sales of loans held for sale previously classified as portfolio loans	1,944	-
Settlement of syndicated national credits	-	(7,039)
Available for sale securities:
Sales	6,118	30,691
Maturities, repayments and calls	15,478	19,382
Purchases	(9,270)	(20,540)
Net cash paid for acquisition	(3,309)	-
Redemption of federal bank stocks	1,364	224
Proceeds from the sale of foreclosed real estate	215	317
Purchases of premises and equipment	(1,943)	(649)
Net cash used in investing activities	(4,385)	(859)

Cash flows from financing activities
Net increase in deposits	30,013	3,340
Repayments on long-term debt	(5,250)	-
Proceeds from other long-term debt	5,000	-
Net change in short-term borrowings	(11,750)	(5,100)
Proceeds from exercise of stock options, including tax benefit	-	54
Dividends paid	(1,674)	(1,444)
Proceeds from the issuance of common stock	-	8,151
Redemption of preferred stock (Series B)	-	(5,000)
Net cash provided by financing activities	16,339	1

Increase in cash and cash equivalents	15,258	409
Cash and cash equivalents at beginning of period	11,546	11,856
Cash and cash equivalents at end of period	$26,804	$12,265

Supplemental information:
Interest paid	$2,881	$2,140
Income taxes paid	600	525

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	218	341
Transfers from portfolio loans to loans held for sale	1,859	-

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Balance at beginning of period	$54,851	$56,901	$52,839	$47,990

Net income	1,058	1,520	2,790	3,229

Other comprehensive income (loss)	(179)	440	1,107	274

Stock compensation expense	44	42	154	150

Dividends declared on preferred stock	-	(25)	-	(75)

Dividends declared on common stock	(558)	(513)	(1,674)	(1,369)

Exercise of stock options, including tax benefit	-	50	-	54

Issuance of common stock (350,000 shares)	-	(11)	-	8,151

Redemption of preferred stock (5,000 shares, Series B)	-	(5,000)	-	(5,000)

Balance at end of period	$55,216	$53,404	$55,216	$53,404

Cash dividend per common share	$0.26	$0.24	$0.78	$0.72

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

Included in the purchase price was goodwill and a core deposit intangible of $6.6 million and $232,000, respectively. Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. The core deposit intangible will be amortized over a weighted average estimated life of ten years using the double declining balance method. Core deposit intangible expense projected for the succeeding five years beginning 2016 is estimated to be $31,000, $40,000, $32,000, $26,000 and $20,000 per year, respectively, and $83,000 in total for years after 2020.

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

For the nine months ended September 30, 2016, costs related to the acquisition totaled $401,000 including legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings per common share - basic

Net income	$1,058	$1,520	$2,790	$3,229
Less: Preferred stock dividends	-	25	-	75
.
Net income available to common stockholders	$1,058	$1,495	$2,790	$3,154

Average common shares outstanding	2,146,308	2,136,749	2,145,761	1,928,789

Basic earnings per common share	$0.49	$0.70	$1.30	$1.64

Earnings per common share - diluted

Net income available to common stockholders	$1,058	$1,495	$2,790	$3,154

Average common shares outstanding	2,146,308	2,136,749	2,145,761	1,928,789
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	11,965	11,964	10,141	10,919

Average shares and dilutive potential common shares	2,158,273	2,148,713	2,155,902	1,939,708

Diluted earnings per common share	$0.49	$0.70	$1.29	$1.63

Stock options not considered in computing earnings per share because they were antidilutive	57,000	67,000	57,000	67,000

6.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
September 30, 2016:
U.S. Treasury and federal agency	$1,494	$11	$-	$1,505
U.S. government sponsored entities and agencies	6,999	2	(3)	6,998
U.S. agency mortgage-backed securities: residential	27,181	868	-	28,049
U.S. agency collateralized mortgage obligations: residential	26,910	22	(231)	26,701
State and political subdivisions	28,736	445	(9)	29,172
Corporate debt securities	8,012	30	(24)	8,018
Equity securities	1,829	230	(39)	2,020
	$101,161	$1,608	$(306)	$102,463
December 31, 2015:
U.S. Treasury and federal agency	$1,493	$-	$(27)	$1,466
U.S. government sponsored entities and agencies	8,998	2	(47)	8,953
U.S. agency mortgage-backed securities: residential	32,947	256	(53)	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	23	(872)	31,440
State and political subdivisions	28,352	264	(25)	28,591
Corporate debt securities	7,507	1	(21)	7,487
Equity securities	1,769	188	(63)	1,894
	$113,355	$734	$(1,108)	$112,981

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,710	$1,710
Due after one year through five years	17,664	17,767
Due after five through ten years	24,606	24,960
Due after ten years	1,261	1,256
Mortgage-backed securities: residential	27,181	28,049
Collateralized mortgage obligations: residential	26,910	26,701
	$99,332	$100,443

6.	Securities (continued)

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2016:
U.S. government sponsored entities and agencies	$3,996	$(3)	$-	$-	$3,996	$(3)
U.S. agency collateralized mortgage obligations: residential	6,787	(17)	12,663	(214)	19,450	(231)
State and political subdivisions	1,655	(9)	-	-	1,655	(9)
Corporate debt securities	1,986	(24)	-	-	1,986	(24)
Equity securities	1,161	(39)	-	-	1,161	(39)
	$15,585	$(92)	$12,663	$(214)	$28,248	$(306)

December 31, 2015:
U.S. Treasury and federal agency	$-	$-	$1,466	$(27)	$1,466	$(27)
U.S. government sponsored entities and agencies	4,962	(36)	1,989	(11)	6,951	(47)
U.S. agency mortgage-backed securities: residential	6,710	(53)	-	-	6,710	(53)
U.S. agency collateralized mortgage obligations: residential	4,283	(41)	25,336	(831)	29,619	(872)
State and political subdivisions	1,028	(2)	1,819	(23)	2,847	(25)
Corporate debt securities	3,484	(20)	500	(1)	3,984	(21)
Equity securities	1,137	(63)	-	-	1,137	(63)
	$21,604	$(215)	$31,110	$(893)	$52,714	$(1,108)

Gains on sales of available for sale securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015

Proceeds	$-	$28,900	$6,118	$30,691
Gains	-	533	83	567
Tax provision related to gains	-	181	28	193

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

There were two equity securities in an unrealized loss position as of September 30, 2016, both of which were in an unrealized loss position for less than 12 months. Equity securities owned by the Corporation consist of common stock of various financial service providers. The investment security is in unrealized loss positions as a result of recent market volatility. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost as the sector improves. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of September 30, 2016 to be other-than-temporarily impaired.

There were 29 debt securities in an unrealized loss position as of September 30, 2016, of which 11 were in an unrealized loss position for more than 12 months. Of these 29 securities, 19 were government-backed collateralized mortgage obligations, 4 were corporate securities, 3 were U.S. government sponsored entity and agency securities and 3 were state and political subdivision securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of September 30, 2016 to be other-than-temporarily impaired.

7.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2016	2015

Mortgage loans on real estate:
Residential first mortgages	$190,034	$139,305
Home equity loans and lines of credit	91,545	87,410
Commercial real estate	162,652	129,691
	444,231	356,406
Other loans:
Commercial business	62,549	71,948
Consumer	6,917	6,742
	69,466	78,690

Total loans, gross	513,697	435,096

Less allowance for loan losses	5,514	5,205

Total loans, net	$508,183	$429,891

Included in total loans above are net deferred costs of $1.3 million and $835,000 at September 30, 2016 and December 31, 2015, respectively.

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,696	$645	$2,118	$920	$52	$5,431
Charge-offs	(22)	(19)	(11)	(11)	(31)	(94)
Recoveries	-	1	2	-	6	9
Provision	58	(1)	10	75	26	168

Ending Balance	$1,732	$626	$2,119	$984	$53	$5,514

Nine months ended September 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(63)	(52)	(11)	(11)	(45)	(182)
Recoveries	-	2	9	-	10	21
Provision	366	90	(64)	35	43	470

Ending Balance	$1,732	$626	$2,119	$984	$53	$5,514

At September 30, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$-	$-	$20
Acquired loans	-	-	-	-	-	-
Collectively evaluated for impairment	1,712	626	2,119	984	53	5,494

Total	$1,732	$626	$2,119	$984	$53	$5,514

Total loans:
Individually evaluated for impairment	$136	$-	$791	$675	$-	$1,602
Acquired loans	26,979	5,776	29,335	1,624	239	63,953
Collectively evaluated for impairment	162,919	85,769	132,526	60,250	6,678	448,142

Total	$190,034	$91,545	$162,652	$62,549	$6,917	$513,697

At December 31, 2015:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$29	$-	$5	$76	$-	$110
Collectively evaluated for impairment	1,400	586	2,180	884	45	5,095

Total	$1,429	$586	$2,185	$960	$45	$5,205

Total loans:
Individually evaluated for impairment	$169	$-	$839	$999	$-	$2,007
Collectively evaluated for impairment	139,136	87,410	128,852	70,949	6,742	433,089

Total	$139,305	$87,410	$129,691	$71,948	$6,742	$435,096

Three months ended September 30, 2015:
Allowance for loan losses:
Beginning Balance	$1,258	$622	$2,161	$1,282	$47	$5,370
Charge-offs	(43)	(128)	(35)	-	(3)	(209)
Recoveries	-	-	6	12	2	20
Provision	173	122	(164)	(232)	(1)	(102)

Ending Balance	$1,388	$616	$1,968	$1,062	$45	$5,079

Nine months ended September 30, 2015:
Allowance for loan losses:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(47)	(213)	(35)	(182)	(32)	(509)
Recoveries	-	30	18	31	16	95
Provision	480	256	(353)	(123)	9	269

Ending Balance	$1,388	$616	$1,968	$1,062	$45	$5,079

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2016, there was no allowance for loan losses allocated to loans acquired in the April 2016 merger with United American.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of September 30, 2016			ended September 30, 2016
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$169	$136	$20	$107	$3	$3
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	$169	$136	$20	$107	$3	$3

	For the nine months
	ended September 30, 2016
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$115	$5	$5
Home equity and lines of credit	-	-	-
Commercial real estate	23	-	-
Commercial business	388	-	-
Consumer	-	-	-

Total	$526	$5	$5

	Impaired Loans with No Specific Allowance
			For the three months
	As of September 30, 2016		ended September 30, 2016
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$-	$-	$29	$-	$-
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,190	791	807	1	1
Commercial business	675	675	682	-	-
Consumer	-	-	-	-	-

Total	$1,865	$1,466	$1,518	$1	$1

	For the nine months
	ended September 30, 2016
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period

Residential first mortgages	$29	$-	$-
Home equity and lines of credit	-	-	-
Commercial real estate	804	2	2
Commercial business	379	1	1
Consumer	-	-	-

Total	$1,212	$3	$3

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2016 and December 31, 2015, the Corporation had $390,000 and $835,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $20,000 and $63,000 of specific allowance for these loans at September 30, 2016 and December 31, 2015, respectively.

During the three and nine month periods ended September 30, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At September 30, 2016, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the periods. During the three and nine month periods ended September 30, 2015, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine month periods ended September 30, 2016, there was a default on one $10,000 home equity loan within 12 months following modification. The default did not have a material impact on the Corporation’s income statement during the periods. During the three and nine month periods ended September 30, 2015, there was a default on one $90,000 residential mortgage loan within 12 months following modification. The default did not have a material impact on the Corporation’s income statement during the periods.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total

September 30, 2016:
Residential first mortgages	$188,455	$-	$-	$1,579	$-	$190,034
Home equity and lines of credit	91,276	-	-	269	-	91,545
Commercial real estate	-	158,106	45	4,501	-	162,652
Commercial business	-	54,106	5,071	3,372	-	62,549
Consumer	6,917	-	-	-	-	6,917

Total	$286,647	$212,212	$5,116	$9,721	$-	$513,697

December 31, 2015:
Residential first mortgages	$138,096	$-	$-	$1,209	$-	$139,305
Home equity and lines of credit	87,015	-	-	395	-	87,410
Commercial real estate	-	125,539	88	4,064	-	129,691
Commercial business	-	69,740	942	1,266	-	71,948
Consumer	6,742	-	-	-	-	6,742

Total	$231,853	$195,279	$1,030	$6,934	$-	$435,096

7.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans

September 30, 2016:
Residential first mortgages	$186,528	$1,792	$213	$-	$1,501	$190,034
Home equity and lines of credit	90,940	254	85	-	266	91,545
Commercial real estate	160,950	751	66	3	882	162,652
Commercial business	61,864	10	-	-	675	62,549
Consumer	6,871	22	24	-	-	6,917

Total loans	$507,153	$2,829	$388	$3	$3,324	$513,697

December 31, 2015:
Residential first mortgages	$136,924	$1,097	$75	$-	$1,209	$139,305
Home equity and lines of credit	86,691	308	16	-	395	87,410
Commercial real estate	128,945	-	-	-	746	129,691
Commercial business	71,229	-	-	-	719	71,948
Consumer	6,723	19	-	-	-	6,742

Total loans	$430,512	$1,424	$91	$-	$3,069	$435,096

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2016:
Residential first mortgages	$73	$77	$-	$1,351	$1,501
Home equity and lines of credit	-	-	12	254	266
Commercial real estate	551	6	-	325	882
Commercial business	646	-	-	29	675
Consumer	-	-	-	-	-

Total loans	$1,270	$83	$12	$1,959	$3,324

December 31, 2015:
Residential first mortgages	$75	$-	$79	$1,055	$1,209
Home equity and lines of credit	14	-	-	381	395
Commercial real estate	623	-	-	123	746
Commercial business	690	-	-	29	719
Consumer	-	-	-	-	-

Total loans	$1,402	$-	$79	$1,588	$3,069

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$10,291	$-	$3,664	$-
Core deposit intangibles	4,259	3,638	4,027	3,473

Total	$14,550	$3,638	$7,691	$3,473

Goodwill resulted from four acquisitions. During the nine months ended September 30, 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American (see Note 2). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2015 or in the first nine months of 2016.

The core deposit intangible asset, resulting from two acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2016, the Corporation recorded intangible amortization expense totaling $60,000 and $165,000, respectively, compared to $49,000 and $146,000, respectively, for the same periods in 2015. Core deposit intangible expense projected for the succeeding five years beginning 2016 is estimated to be $226,000, $235,000, $196,000, $26,000 and $20,000 per year, respectively, and $83,000 in total for years after 2020.

9.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2016, 75,483 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of September 30, 2016, 1,313 shares of restricted stock and 45,283 stock options remain available for issuance under the plan.

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

9.	Stock Compensation Plans (continued)

A summary of option activity under the Plans as of September 30, 2016, and changes during the period then ended is presented below:

			Aggregate	Weighted-Average
		Weighted-Average	Intrinsic Value	Remaining Term
	Options	Exercise Price	(in thousands)	(in years)

Outstanding as of January 1, 2016	73,000	$25.71	$9,000	1.6
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(11,000)	25.68	-	-
Outstanding as of September 30, 2016	62,000	$25.71	$10,600	0.8

Exercisable as of September 30, 2016	62,000	$25.71	$10,600	0.8

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2016, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value

Nonvested at January 1, 2016	23,450	$24.38
Granted	-	-
Vested	(1,500)	24.51
Forfeited	-	-
Nonvested as of September 30, 2016	21,950	$24.37

For the three and nine month periods ended September 30, 2016, the Corporation recognized $44,000 and $154,000, respectively, in stock compensation expense, compared to $42,000 and $150,000, respectively, for the same periods in 2015. As of September 30, 2016, there was $237,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2016, the fair value of impaired loans measured using the fair value of collateral consisted of loan balances of $59,000, net of a valuation allowance of $1,000, compared to loan balances of $643,000, net of a valuation allowance of $47,000, at December 31, 2015. There was no additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2016. There was $0 and $235,000 of additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2015.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2016, the Corporation had no OREO measured at fair value. At December 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $13,000, which consisted of the outstanding balance of $22,000 less write-downs of $9,000. There was no expense recorded during the three and nine month periods ended September 30, 2016 associated with the write-down of OREO, compared $0 and $3,000, respectively for the three and nine month periods ended September 30, 2015.

10.	Fair Value (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2016:
U.S. Treasury and federal agency	$1,505	$1,505	$-	$-
U.S. government sponsored entities and agencies	6,998	-	6,998	-
U.S. agency mortgage-backed securities: residential	28,049	-	28,049	-
U.S. agency collateralized mortgage obligations: residential	26,701	-	26,701	-
State and political subdivision	29,172	-	29,172	-
Corporate debt securities	8,018	-	8,018	-
Equity securities	2,020	1,885	-	135
	$102,463	$3,390	$98,938	$135

December 31, 2015:
U.S. Treasury and federal agency	$1,466	$1,466	$-	$-
U.S. government sponsored entities and agencies	8,953	-	8,953	-
U.S. agency mortgage-backed securities: residential	33,150	-	33,150	-
U.S. agency collateralized mortgage obligations: residential	31,440	-	31,440	-
State and political subdivisions	28,591	-	28,591	-
Corporate debt securities	7,487	-	7,487	-
Equity securities	1,894	1,820	-	74
	$112,981	$3,286	$109,621	$74

10.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2016 and 2015, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2016 and 2015:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$135	$835	$74	$898
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	-	-
Included in other comprehensive income	-	(3)	1	(66)
Acquired	-	-	60	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at the end of the period	$135	$832	$135	$832

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs

September 30, 2016:
Impaired residential mortgage loan	$58	$-	$-	$58

December 31, 2015:
Impaired commercial business loans	$596	$-	$-	$596
Other residential real estate owned	13	-	-	13

	$609	$-	$-	$609
Other real estate owned		-	-	-

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input (s)	Average

September 30, 2016:

Impaired residential mortgage loan	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2015:

Impaired commercial business loans	$596	Liquidation value of business assets	Adjustment for differences between comparable business assets	65%

Other residential real estate owned	13	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude an impaired residential mortgage loan totaling $77,000 classified as a TDR which was measured using a discounted cash flow methodology at September 30, 2016. Excluded at December 31, 2015 were two impaired residential mortgage loans totaling $140,000, an $89,000 impaired commercial real estate loan and a $250,000 impaired commercial business loan classified as TDRs which were measured using a discounted cash flow methodology.

10.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2016 and December 31, 2015:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3

September 30, 2016:
Financial Assets:
Cash and cash equivalents	$26,804	$26,804	$26,804	$-	$-
Securities available for sale	102,463	102,463	3,390	98,938	135
Loans held for sale	58	58	-	58	-
Loans, net	508,183	520,505	-	-	520,505
Federal bank stock	3,854	N/A	N/A	N/A	N/A
Accrued interest receivable	1,969	1,969	54	387	1,528
	$643,331	$651,799	$30,248	$99,383	$522,168
Financial Liabilities:
Deposits	592,600	594,700	424,077	170,623	-
Borrowed funds	37,250	37,718	-	37,718	-
Accrued interest payable	236	236	8	228	-
	$630,086	$632,654	$424,085	$208,569	$-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015:
Financial Assets:
Cash and cash equivalents	$11,546	$11,546	$11,546	$-	$-
Securities available for sale	112,981	112,981	3,286	109,621	74
Loans, net	429,891	436,009	-	-	436,009
Federal bank stock	4,240	N/A	N/A	N/A	N/A
Accrued interest receivable	1,501	1,501	64	299	1,138
	$560,159	$562,037	$14,896	$109,920	$437,221
Financial Liabilities:
Deposits	489,887	491,781	376,409	115,372	-
Borrowed funds	49,250	50,636	-	50,636	-
Accrued interest payable	179	179	5	174	-
	$539,316	$542,596	$376,414	$166,182	$-

11.	Regulatory Matters

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

On July 2, 2013, the Federal Reserve Board and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The rules include a common equity Tier 1 capital ratio and conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Capital ratios shown for September 30, 2016 are in excess of the Basel III 2016 phase-in level for the capital conservation buffer.

As of September 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented:

(Dollar amounts in thousands)	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Actual	$58,124	12.68%	$56,090	13.99%
For capital adequacy purposes	36,665	8.00%	32,070	8.00%
To be well capitalized	45,832	10.00%	40,087	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$52,606	11.48%	$51,073	12.74%
For capital adequacy purposes	27,499	6.00%	24,052	6.00%
To be well capitalized	36,665	8.00%	32,070	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$52,606	11.48%	$51,073	12.74%
For capital adequacy purposes	20,624	4.50%	18,039	4.50%
To be well capitalized	29,791	6.50%	26,057	6.50%
Tier 1 capital to average assets:
Actual	$52,606	7.69%	$51,073	8.83%
For capital adequacy purposes	27,361	4.00%	23,131	4.00%
To be well capitalized	34,201	5.00%	28,914	5.00%

12.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at July 1, 2016	$1,038	$(3,514)	$(2,476)

Other comprehensive income before reclassification	(179)	-	(179)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income	(179)	-	(179)

Accumulated Other Comprehensive Income (Loss) at September 30, 2016	$859	$(3,514)	$(2,655)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2016	Income is Presented

Unrealized gains and losses on available-for-sale securities	$-	Net gain on sale of available-for-sale securities
	-	Provision for income taxes
Total reclassifications for the period	$-	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at July 1, 2015	$32	$(3,196)	$(3,164)

Other comprehensive income before reclassification	792	-	792
Amounts reclassified from accumulated other comprehensive income (loss)	(352)	-	(352)
Net current period other comprehensive income	440	-	440

Accumulated Other Comprehensive Income (Loss) at September 30, 2015	$472	$(3,196)	$(2,724)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended September 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$533	Net gain on sale of available-for-sale securities
	(181)	Provision for income taxes
Total reclassifications for the period	$352	Net of tax

12.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(248)	$(3,514)	$(3,762)

Other comprehensive income before reclassification	1,162	-	1,162
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	-	(55)
Net current period other comprehensive income	1,107	-	1,107

Accumulated Other Comprehensive Income (Loss) at September 30, 2016	$859	$(3,514)	$(2,655)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2016	Income is Presented

Unrealized gains and losses on available-for-sale securities	$83	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$55	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals

Accumulated Other Comprehensive Income (Loss) at January 1, 2015	$198	$(3,196)	$(2,998)

Other comprehensive income before reclassification	648	-	648
Amounts reclassified from accumulated other comprehensive income (loss)	(374)	-	(374)
Net current period other comprehensive income	274	-	274

Accumulated Other Comprehensive Income (Loss) at September 30, 2015	$472	$(3,196)	$(2,724)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2015	Income is Presented

Unrealized gains and losses on available-for-sale securities	$567	Net gain on sale of available-for-sale securities
	(193)	Provision for income taxes
Total reclassifications for the period	$374	Net of tax

13.	New Accounting Standards

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. In evaluating this standard, management has determined that the majority of revenue earned by the Company are from revenue streams not included in the scope of this standard and thus no material impact is expected with the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires that all equity investments be measured at fair value with changes in the fair value to be recognized through net income unless accounted for under the equity method of accounting or those that result in consolidation of the investee. This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies certain aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company does not expect this ASU to have a material impact on its financial statements and disclosures.

13.	New Accounting Standards (continued)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force”. This ASU clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and nine months ended September 30, 2016, compared to the same periods in 2015 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 29 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $93.1 million, or 15.5%, to $693.7 million at September 30, 2016 from $600.6 million at December 31, 2015. This increase resulted primarily from an increase in cash and equivalents and loans receivable of $15.3 million and $78.3 million, respectively. Total liabilities increased $90.7 million, or 16.6%, to $638.5 million at September 30, 2016 from $547.8 million at December 31, 2015, resulting primarily from a $102.7 million increase in customer deposits, partially offset by a $12.0 million decrease in borrowed funds. Deposit growth consisted of a $98.4 million, or 26.6%, increase in interest bearing deposits and a $4.4 million, or 3.6%, increase in noninterest-bearing deposits. The increases in the assets and liabilities of the Corporation were primarily driven by the April 30, 2016 acquisition of United American Savings Bank (United American). The acquisition added $66.1 million in loans receivable and $72.7 million in customer deposits. In connection with the acquisition, the Corporation recorded goodwill of $6.6 million and a core deposit intangible of $232,000. For more information regarding the acquisition, see Note 2 to the Corporation’s consolidated financial statements for September 30, 2016 included in Item 1 hereto.

Stockholders’ equity increased $2.4 million, or 4.5%, to $55.2 million at September 30, 2016 from $52.8 million at December 31, 2015. Book value per common share was $25.73 at September 30, 2016, compared to $24.64 at December 31, 2015.

At September 30, 2016, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.69%, 11.48%, 11.48% and 12.68%, respectively. The Bank was also considered “well-capitalized” at December 31, 2015 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.83%, 12.74%, 12.74% and 13.99%, respectively. The decrease in the capital ratios between the two respective periods occurred as the Bank’s average assets increased following the United American acquisition.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2016 and 2015

General. Net income decreased $462,000, or 30.4%, to $1.1 million for the three months ended September 30, 2016 from $1.5 million for the same period in 2015. This decrease was the result of a decrease in noninterest income of $367,000, and increases in the provision for loans losses and noninterest expense of $270,000 and $567,000, respectively, partially offset by an increase in net interest income of $579,000 and a decrease in the provision for income taxes of $163,000.

Net interest income. Tax equivalent net interest income increased $555,000, or 12.1%, to $5.2 million for the three months ended September 30, 2016 from $4.6 million for the three months ended September 30, 2015. This increase was attributed to an increase in tax equivalent interest income of $957,000, partially offset by an increase in interest expense of $402,000.

Interest income. Tax equivalent interest income increased $957,000, or 18.1%, to $6.2 million for the three months ended September 30, 2016 from $5.3 million for the same period in 2015. This increase was attributed to increases in interest earned on loans and interest earning deposits with banks and dividends on federal bank stocks of $1.1 million, $33,000 and $19,000, respectively, partially offset by a decreases in interest earned on securities of $155,000.

Tax equivalent interest earned on loans receivable increased $1.1 million, or 23.7%, to $5.5 million for the three months ended September 30, 2016 compared to $4.5 million for the same period in 2015. This increase resulted from a $103.0 million, or 25.5% increase in average loans, accounting for an increase of $1.1 million in interest income. The increase in loans receivable was primarily related to the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 5 basis points to 4.35% for the three months ended September 30, 2016, versus 4.40% for the same period in 2015. This unfavorable yield variance accounted for a $67,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $155,000, or 20.2%, to $612,000 for the three months ended September 30, 2016 compared to $767,000 for the three months ended September 30, 2015. This decrease resulted from a $33.6 million, or 24.4%, decrease in the average balance of securities, accounting for a $196,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 13 basis points to 2.34% for the three months ended September 30, 2016 versus 2.21% for the same period in 2015. This favorable yield variance accounted for a $41,000 increase in interest income.

Interest earned on deposits with banks increased $33,000 to $48,000 for the three months ended September 30, 2016 compared to $15,000 for the three months ended September 30, 2015. This increase resulted from a $24.0 million increase in the average balance of interest-earning deposits, accounting for an increase of $32,000 in interest income. The average yield on these accounts increased 4 basis points to 0.53% for the three months ended September 30, 2016, versus 0.49% for the same period in 2015, accounting for a $1,000 increase in interest income.

Dividends on federal bank stocks increased $19,000, or 63.3%, to $49,000 for the three months ended September 30, 2016 from $30,000 for the same period in 2015. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.3 million, or 52.7%, to $3.8 million compared to $2.5 million for the same period in 2015, accounting for a $17,000 increase in interest income. Additionally, the average yield on these assets increased 34 basis points to 5.14% for the three months ended September 30, 2016, versus 4.80% for the same period in 2015, accounting for a $2,000 increase in interest income.

Interest expense. Interest expense increased $402,000, or 58.5%, to $1.1 million for the three months ended September 30, 2016 from $687,000 for the same period in 2015. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $249,000 and $153,000, respectively.

Interest expense incurred on deposits increased $249,000, or 46.8%, to $781,000 for the three months ended September 30, 2016 compared to $532,000 for the same period in 2015. The average balance of interest-bearing deposits increased $83.1 million, or 21.4%, to $470.7 million for the three months ended September 30, 2016, compared to $387.6 million for the same period in 2015 causing a $126,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016. Additionally, the average cost of interest-bearing deposits increased 12 basis points to 0.66% for the three months ended September 30, 2016, compared to 0.54% for the same period in 2015, resulting in a $123,000 increase in interest expense.

Interest expense incurred on borrowed funds increased $153,000, or 98.7%, to $308,000 for the three months ended September 30, 2016, compared to $155,000 for the same period in the prior year. The average balance of borrowed funds increased $16.7 million, or 81.3%, to $37.3 million for the three months ended September 30, 2016, compared to $20.5 million for the same period in 2015 causing a $122,000 increase in interest expense. Additionally, the average cost of borrowed funds increased 30 basis points, or 10.0%, to 3.29% for the three months ended September 30, 2016 compared to 2.99% for the same period in 2015 causing a $31,000 increase in interest expense.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$480,450	$5,232	4.33%	$378,657	$4,170	4.37%
Loans, tax exempt	25,887	301	4.63%	24,672	303	4.88%
Total loans receivable	506,337	5,533	4.35%	403,329	4,473	4.40%

Securities, taxable	75,493	396	2.09%	105,071	481	1.82%
Securities, tax exempt	28,518	216	3.01%	32,582	286	3.48%
Total securities	104,011	612	2.34%	137,653	767	2.21%

Interest-earning deposits with banks	36,203	48	0.53%	12,252	15	0.49%
Federal bank stocks	3,789	49	5.14%	2,481	30	4.80%
Total interest-earning cash equivalents	39,992	97	0.96%	14,733	45	1.21%

Total interest-earning assets	650,340	6,242	3.82%	555,715	5,285	3.77%
Cash and due from banks	2,730			2,524
Other noninterest-earning assets	44,840			35,658

Total Assets	$697,910			$593,897

Interest-bearing liabilities:
Interest-bearing demand deposits	$298,031	$157	0.21%	$268,979	$100	0.15%
Time deposits	172,627	624	1.44%	118,625	432	1.44%
Total interest-bearing deposits	470,658	781	0.66%	387,604	532	0.54%

Borrowed funds, short-term	2,500	27	4.28%	5,541	5	0.36%
Borrowed funds, long-term	34,750	281	3.22%	15,000	150	3.97%
Total borrowed funds	37,250	308	3.29%	20,541	155	2.99%

Total interest-bearing liabilities	507,908	1,089	0.85%	408,145	687	0.67%

Noninterest-bearing demand deposits	125,965	-	-	120,586	-	-

Funding and cost of funds	633,873	1,089	0.68%	528,731	687	0.52%

Other noninterest-bearing liabilities	8,929			7,750

Total Liabilities	642,802			536,481
Stockholders' Equity	55,108			57,416

Total Liabilities and Stockholders' Equity	$697,910			$593,897

Net interest income		$5,153			$4,598

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.97%			3.11%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.15%			3.28%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,127	$(67)	$1,060
Securities	(196)	41	(155)
Interest-earning deposits with banks	32	1	33
Federal bank stocks	17	2	19

Total interest-earning assets	980	(23)	957

Interest expense:
Interest-bearing deposits	126	123	249
Borrowed funds, short-term	2	78	80
Borrowed funds, long-term	120	(47)	73

Total interest-bearing liabilities	248	154	402

Net interest income	$732	$(177)	$555

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2016 and 2015 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2016	2015
Balance at the beginning of the period	$5,431	$5,370
Provision for (recovery of) loan losses	168	(102)
Charge-offs	(94)	(209)
Recoveries	9	20
Balance at the end of the period	$5,514	$5,079

Non-performing loans	$3,327	$5,032
Non-performing assets	3,508	5,199
Non-performing loans to total loans	0.65%	1.22%
Non-performing assets to total assets	0.51%	0.89%
Allowance for loan losses to total loans	1.07%	1.24%
Allowance for loan losses to non-performing loans	165.73%	100.93%

Nonperforming loans remained stable at $3.3 million at September 30, 2016 and June 30, 2016. Of the $3.3 million in nonperforming loans, $1.3 million were not past due at September 30, 2016.

As of September 30, 2016, the Corporation’s classified and criticized assets amounted to $14.8 million, or 2.1% of total assets, with $9.7 million classified as substandard and $5.1 million identified as special mention. This compares to classified and criticized assets of $12.8 million, or 1.8% of total assets, with $7.3 million classified as substandard and $5.5 million identified as special mention at June 30, 2016. This increase was related to a commercial loan relationship consisting of two loans totaling $2.6 million being classified as substandard during the quarter ended September 30, 2016.

The provision for loan losses increased $270,000 to $168,000 for the three months ended September 30, 2016 from a $102,000 recovery for the same period in the prior year. The provision for loan losses recorded in the third quarter of 2016 reflects a level of expense that is typically experienced by the Corporation. The $102,000 recovery recognized during the third quarter of 2015 resulted from a general improvement in economic factors and historical loss ratios of the overall loan portfolio and the improvement of two large commercial loan relationships which previously had substantial specific reserves allocated.

Noninterest income. Noninterest income decreased $367,000, or 26.6%, to $1.0 million for the three months ended September 30, 2016, compared to $1.4 million for the same period in the prior year. This decrease resulted primarily from a $533,000 decrease in net gains on the sale of securities. During the three months ended September 30, 2015, the Corporation sold certain securities to accommodate loan production and generated $533,000 of net gains. During the three months ended September 30, 2016, the Corporation did not realize any securities gains, but did recognize $121,000 in gains on loans sold to the Federal Home Loan Bank of Pittsburgh (FHLB).

Noninterest expense. Noninterest expense increased $567,000, or 14.4%, to $4.5 million for the three months ended September 30, 2016 compared to $3.9 million for the same period in 2015. This increase in noninterest expense can be attributed to increases in compensation and benefits, premises and equipment, federal deposit insurance, and other noninterest expense of $256,000, $86,000, $31,000 and $192,000, respectively.

Compensation and employee benefits expense increased $256,000, or 12.8%, to $2.3 million for the three months ended September 30, 2016 compared to $2.0 million for the same period in the prior year. This increase was primarily the result of increases in salaries, insurance benefits, payroll taxes and retirement benefits of $172,000, $32,000, $15,000 and $13,000, respectively. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $86,000, or 13.3%, to $732,000 for the three months ended September 30, 2016 compared to $646,000 for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $76,000 of expense for the quarter ended September 30, 2016.

Other noninterest expense increased $192,000, or 20.1%, to $1.1 million for the three months ended September 30, 2016 compared to $956,000 for the same period in the prior year. Contributing to the increase were operating costs of $85,000 associated with the two new branch offices and increased technology related costs.

The Corporation recognized $60,000 of core deposit intangible amortization expense during the third quarter of 2016 compared to $49,000 for the same period in 2015. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes decreased $163,000, or 35.4%, to $297,000 for the three months ended September 30, 2016 compared to $460,000 for the same period in the prior year. This decrease was driven by the decrease in taxable income coupled with a decrease in the Corporation’s effective tax rate to 21.9% for the three months ended September 30, 2016 compared to 23.2% for the same period in the prior year.

Comparison of Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income decreased $439,000, or 13.6%, to $2.8 million for the nine months ended September 30, 2016 from $3.2 million for the same period in 2015. This decrease was the result of a decrease in noninterest income of $272,000, and increases in the provision for loans losses and noninterest expense of $201,000 and $1.1 million, respectively, partially offset by an increase in net interest income of $1.1 million.

Net interest income. Tax equivalent net interest income increased $1.0 million, or 7.5%, to $14.8 million for the nine months ended September 30, 2016 from $13.8 million for the nine months ended September 30, 2015. This increase can be attributed to an increase in tax equivalent interest income of $1.8 million, partially offset by an increase in interest expense of $811,000.

Interest income. Tax equivalent interest income increased $1.8 million, or 11.6%, to $17.8 million for the nine months ended September 30, 2016 from $15.9 million for the same period in 2015. This increase can be attributed to increases in interest earned on loans and interest earning deposits with banks and dividends on federal bank stocks of $2.3 million, $60,000 and $3,000, respectively, partially offset by a decrease in interest earned on securities of $498,000.

Tax equivalent interest earned on loans receivable increased $2.3 million, or 17.1%, to $15.6 million for the nine months ended September 30, 2016 compared to $13.3 million for the same period in 2015. This increase resulted from a $80.4 million, or 20.4% increase in average loans, accounting for an increase of $2.6 million in interest income. The increase resulted from strong loan growth during late of 2015 and the first three quarters of 2016 and the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 13 basis points to 4.39% for the nine months ended September 30, 2016, versus 4.52% for the same period in 2015. This unfavorable yield variance accounted for a $370,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $498,000, or 20.6%, to $1.9 million for the nine months ended September 30, 2016 compared to $2.4 million for the nine months ended September 30, 2015. This decrease resulted from a $36.8 million, or 25.2%, decrease in the average balance of securities, accounting for a $641,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 14 basis points to 2.36% for the nine months ended September 30, 2016 versus 2.22% for the same period in 2015. This favorable yield variance accounted for a $143,000 increase in interest income.

Interest earned on deposits with banks increased $60,000 to $110,000 for the nine months ended September 30, 2016 compared to $50,000 for the nine months ended September 30, 2015. This increase resulted from a $14.8 million increase in the average balance of interest-earning deposits, accounting for an increase of $59,000 in interest income. The average yield on these accounts increased 1 basis point to 0.53% for the nine months ended September 30, 2016, versus 0.52% for the same period in 2015, accounting for a $1,000 increase in interest income.

Dividends on federal bank stocks increased $3,000, or 2.3%, to $135,000 for the nine months ended September 30, 2016 from $132,000 for the same period in 2015. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.3 million, or 54.2%, to $3.6 million compared to $2.3 million for the same period in 2015, accounting for a $57,000 increase in interest income. This favorable variance was partially offset by a one-time special dividend paid in the first quarter of 2015 by the Federal Home Loan Bank of Pittsburgh.

Interest expense. Interest expense increased $811,000, or 38.1%, to $2.9 million for the nine months ended September 30, 2016 from $2.1 million for the same period in 2015. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $478,000 and $333,000, respectively.

Interest expense incurred on deposits increased $478,000, or 29.6%, to $2.1 million for the nine months ended September 30, 2016 compared to $1.6 million for the same period in 2015. The average cost of interest-bearing deposits increased 9 basis points to 0.64% for the nine months ended September 30, 2016, compared to 0.55% for the same period in 2015, resulting in a $292,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $42.7 million, or 10.8%, to $436.6 million for the nine months ended September 30, 2016, compared to $393.9 million for the same period in 2015 causing a $186,000 increase in interest expense. In addition, average noninterest bearing deposits increased $4.5 million, or 3.8%, to $122.1 million from $117.6 million.

Interest expense incurred on borrowed funds increased $333,000, or 64.8%, to $847,000 for the nine months ended September 30, 2016, compared to $514,000 for the same period in the prior year. The average balance of borrowed funds increased $17.5 million, or 88.4%, to $37.3 million for the nine months ended September 30, 2016, compared to $19.8 million for the same period in 2015 causing a $405,000 increase in interest expense. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 44 basis points, or 12.6%, to 3.04% for the nine months ended September 30, 2016 compared to 3.48% for the same period in 2015 causing a $72,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans, taxable	$448,711	$14,685	4.37%	$369,508	$12,407	4.49%
Loans, tax exempt	26,228	920	4.69%	25,061	919	4.90%
Total loans receivable	474,939	15,605	4.39%	394,569	13,326	4.52%

Securities, taxable	80,409	1,270	2.11%	112,991	1,525	1.80%
Securities, tax exempt	28,587	652	3.05%	32,797	895	3.65%
Total securities	108,996	1,922	2.36%	145,788	2,420	2.22%

Interest-earning deposits with banks	27,805	110	0.53%	12,971	50	0.52%
Federal bank stocks	3,608	135	5.00%	2,340	132	7.54%
Total interest-earning cash equivalents	31,413	245	1.04%	15,311	182	1.59%

Total interest-earning assets	615,348	17,772	3.86%	555,668	15,928	3.83%
Cash and due from banks	2,537			2,444
Other noninterest-earning assets	41,120			33,895

Total Assets	$659,005			$592,007

Interest-bearing liabilities:
Interest-bearing demand deposits	$286,339	$442	0.21%	$274,186	$309	0.15%
Time deposits	150,243	1,649	1.47%	119,691	1,304	1.46%
Total interest-bearing deposits	436,582	2,091	0.64%	393,877	1,613	0.55%

Borrowed funds, short-term	1,925	48	3.35%	4,783	65	1.81%
Borrowed funds, long-term	35,354	799	3.02%	15,000	449	4.01%
Total borrowed funds	37,279	847	3.04%	19,783	514	3.48%

Total interest-bearing liabilities	473,861	2,938	0.83%	413,660	2,127	0.69%

Noninterest-bearing demand deposits	122,133	-	-	117,628	-	-

Funding and cost of funds	595,994	2,938	0.66%	531,288	2,127	0.54%

Other noninterest-bearing liabilities	8,731			8,324

Total Liabilities	604,725			539,612
Stockholders' Equity	54,280			52,395

Total Liabilities and Stockholders' Equity	$659,005			$592,007

Net interest income		$14,834			$13,801

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.03%			3.15%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.22%			3.32%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2016 versus 2015
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$2,649	$(370)	$2,279
Securities	(641)	143	(498)
Interest-earning deposits with banks	59	1	60
Federal bank stocks	57	(54)	3

Total interest-earning assets	2,124	(280)	1,844

Interest expense:
Interest-bearing deposits	186	292	478
Borrowed funds, short-term	(1)	85	84
Borrowed funds, long-term	406	(157)	249

Total interest-bearing liabilities	591	220	811

Net interest income	$1,533	$(500)	$1,033

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2016 and 2015 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2016	2015
Balance at the beginning of the period	$5,205	$5,224
Provision for loan losses	470	269
Charge-offs	(182)	(509)
Recoveries	21	95
Balance at the end of the period	$5,514	$5,079

Non-performing loans	$3,327	$5,032
Non-performing assets	3,508	5,199
Non-performing loans to total loans	0.65%	1.22%
Non-performing assets to total assets	0.51%	0.89%
Allowance for loan losses to total loans	1.07%	1.24%
Allowance for loan losses to non-performing loans	165.73%	100.93%

Nonperforming loans increased $258,000 to $3.3 million at September 30, 2016 from $3.1 million at December 31, 2015. The increase in nonperforming loans was primarily due to a commercial real estate loan placed on nonaccrual status during the quarter ended March 31, 2016. Of the $3.3 million in nonperforming loans, $950,000 related to one commercial loan relationship and $1.3 million were not past due at September 30, 2016.

As of September 30, 2016, the Corporation’s classified and criticized assets amounted to $14.8 million, or 2.1% of total assets, with $9.7 million classified as substandard and $5.1 million identified as special mention. This compares to classified and criticized assets of $8.0 million, or 1.3% of total assets, with $6.9 million classified as substandard and $1.0 million identified as special mention at December 31, 2015. This increase was related to one commercial loan relationship consisting of three loans totaling $5.0 million being identified as special mention during the quarter ended March 31, 2016 and one commercial loan relationship consisting of two loans totaling $2.6 million being classified as substandard during the quarter ended September 30, 2016.

The provision for loan losses increased $201,000, or 74.7%, to $470,000 for the nine months ended September 30, 2016 from $269,000 for the same period in 2015. The provision for loan losses recorded for the nine months ended September 30, 2016 reflects a level of expense that is typically experienced by the Corporation. The lower level of provision for loan losses recorded during the same period in 2015 resulted from a $102,000 recovery of loan losses recorded in the third quarter of 2015 following a general improvement in economic factors and historical loss ratios of the overall loan portfolio and the improvement of two large commercial loan relationships during the third quarter which previously had substantial specific reserves allocated.

Noninterest income. Noninterest income decreased $367,000, or 26.6%, to $1.0 million for the nine months ended September 30, 2016, compared to $1.4 million for the same period in the prior year. This decrease primarily resulted from a $533,000 decrease in net gains on the sale of securities. During the nine months ended September 30, 2016, the Corporation realized securities gains of $83,000, of which $81,000 related to a balance sheet management strategy whereby securities were sold to prepay a $5.0 million FHLB long-term advance and the related securities gains were used to offset the impact of prepayment penalties associated with the early retirement of the advance. During the nine months ended September 30, 2015, the Corporation recorded securities gains of $533,000 related to the sale of a securities to fund loan growth. Partially offsetting this decrease, the Corporation recognized $121,000 in net gains on the sale of loans to the FHLB during the nine months ended September 30, 2016.

Noninterest expense. Noninterest expense increased $1.1 million, or 9.0%, to $13.0 million for the nine months ended September 30, 2016, compared to $11.9 million for the same period in the prior year. This increase in noninterest expense can be attributed to increases in acquisition costs, compensation and benefits, other noninterest expense and premises and equipment of $401,000, $362,000, $148,000 and $140,000, respectively.

Costs related to the acquisition of United American totaled $401,000 for the nine months ended September 30, 2016. These costs included legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

Compensation and employee benefits expense increased $362,000, or 5.9%, to $6.5 million for the nine months ended September 30, 2016, compared to $6.1 million for the same period in the prior year. This increase was primarily the result of increases in salaries, insurance benefits, payroll taxes and retirement benefits of $269,000, $54,000, $35,000 and $30,000, respectively, partially offset by a decrease in incentive expense of $41,000. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $140,000, or 7.1%, to $2.1 million for the nine months ended September 30, 2016, compared to $2.0 million for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $130,000 of expense for the nine months ended September 30, 2016.

Other noninterest expense increased $148,000, or 5.3%, to $3.0 million for the nine months ended September 30, 2016 compared to $2.8 million for the same period in the prior year. Included in other noninterest expense for the nine months ended September 30, 2016 was a prepayment penalty of $71,000 associated with the early retirement of an FHLB advance. Additionally, the two new branch offices added $132,000 of expense for the nine months ended September 30, 2016.

The Corporation recognized $165,000 of core deposit intangible amortization expense during the nine months of 2016 compared to $146,000 for the same period in 2015. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American bank acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” included in Item 1 hereto beginning on page 6.

Provision for income taxes. The provision for income taxes increased $3,000 to $880,000 for the nine months ended September 30, 2016 compared to $877,000 for the same period in the prior year. The Corporation’s effective tax rate increased to 24.0% for the nine months ended September 30, 2016 compared to 21.4% for the same period in the prior year. The Corporation’s effective tax rate increased primarily due to certain non-deductible acquisition related expenses. This increase was offset by a decrease in the Corporation’s taxable income.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2016, the Corporation used its sources of funds primarily to fund loan purchases and advances and repay short term borrowed funds. As of September 30, 2016, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $78.3 million, and standby letters of credit totaling $126,000.

At September 30, 2016, time deposits amounted to $168.5 million, or 28.4% of the Corporation’s total consolidated deposits, including approximately $51.5 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation has alternative sources of funds such as a term borrowing capacity from the FHLB and the Federal Reserve’s discount window. At September 30, 2016, the Corporation had borrowed funds of $37.3 million consisting of $30.0 million of long-term FHLB advances, a $4.8 million long-term advance with a correspondent bank and $2.5 million outstanding on a line of credit with a correspondent bank. At September 30, 2016, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and other commitments, was $189.9 million.

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

At September 30, 2016, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2016, the Corporation’s interest-earning assets maturing or repricing within one year totaled $198.4 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $182.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $15.9 million. At September 30, 2016, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 108.7%.

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

As of September 30, 2016, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 14, 2016	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer

