Form 10-K
period 2016-12-31
EMCLAIRE FINANCIAL CORP
filed 2017-03-24
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

As of June 30, 2016, the aggregate value of the 1,825,718 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 320,590 shares held by the directors and officers of the Registrant as a group, was approximately $43.7 million. This figure is based on the last sales price of $23.94 per share of the Registrant’s Common Stock on June 30, 2016. The number of outstanding shares of common stock as of March 24, 2017, was 2,152,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of seventeen retail branch offices in Venango, Allegheny, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

On April 30, 2016, the Corporation completed its acquisition of United American Savings Bank (United American or UASB) in accordance with the terms of the Agreement and Plan of Merger, dated December 30, 2015, by and among the Corporation, the Bank and United American (the Merger Agreement). Pursuant to the Merger Agreement, the Corporation acquired United American through a reverse merger of a newly created, wholly-owned subsidiary of the Bank into United American. Immediately after the merger, United American merged with and into The Farmers National Bank of Emlenton, with The Farmers National Bank of Emlenton being the surviving bank. The Corporation acquired all of the outstanding shares of common stock of United American for cash consideration of $13.2 million ($42.67 per share).

At December 31, 2016, the Corporation had $692.1 million in total assets, $54.1 million in stockholders’ equity, $515.4 million in net loans and $584.9 million in total deposits.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 38.0% of the total loan portfolio at December 31, 2016. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 17.5% of the total loan portfolio at December 31, 2016. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 43.2% of the total loan portfolio at December 31, 2016. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 1.3% of the total loan portfolio at December 31, 2016.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2016, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $8.8 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2016, the Bank’s largest single lending relationship had an outstanding balance of $6.9 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2016		2015		2014		2013		2012
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans on real estate:
Residential first mortgages	$198,167	38.0%	$139,305	32.0%	$139,305	27.8%	$105,541	29.5%	$97,246	28.7%
Home equity loans and lines of credit	91,359	17.5%	87,410	20.1%	87,410	23.2%	87,928	24.6%	85,615	25.2%
Commercial real estate	166,994	32.1%	129,691	29.8%	129,691	28.8%	101,499	28.5%	98,823	29.2%

Total real estate loans	456,520	87.6%	356,406	81.9%	307,089	79.8%	294,968	82.6%	281,684	83.1%

Other loans:
Commercial business	57,788	11.1%	71,948	16.5%	70,185	18.2%	53,214	14.9%	45,581	13.4%
Consumer	6,672	1.3%	6,742	1.6%	7,598	2.0%	9,117	2.6%	11,886	3.5%

Total other loans	64,460	12.4%	78,690	18.1%	77,783	20.2%	62,331	17.4%	57,467	16.9%

Total loans receivable	520,980	100.0%	435,096	100.0%	384,872	100.0%	357,299	100.0%	339,151	100.0%
Less:
Allowance for loan losses	5,545		5,205		5,224		4,869		5,350

Net loans receivable	$515,435		$429,891		$379,648		$352,430		$333,801

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2016. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total
Residential mortgages	$6,557	$3,603	$13,233	$174,774	$198,167
Home equity loans and lines of credit	1,044	9,469	23,093	57,753	91,359
Commercial real estate	1,157	13,599	53,454	98,784	166,994
Commercial business	1,312	16,434	11,211	28,831	57,788
Consumer	126	3,492	1,370	1,684	6,672

	$10,196	$46,597	$102,361	$361,826	$520,980

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2016:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$180,213	$11,397
Home equity loans and lines of credit	76,082	14,233
Commercial real estate	34,329	131,508
Commercial business	24,170	32,306
Consumer	4,833	1,713

	$319,627	$191,157

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

As of December 31, 2016, the Corporation’s nonperforming assets were $3.6 million, or 0.52% of the Corporation’s total assets, compared to $3.2 million or 0.54% of the Corporation’s total assets, at December 31, 2015. Nonperforming assets at December 31, 2016 included nonaccrual loans and OREO of $3.3 million and $291,000, respectively. Included in nonaccrual loans at December 31, 2016 were 8 loans totaling $239,000 considered to be troubled debt restructurings (TDRs).

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as “substandard,” “doubtful,” or “loss” depending upon the existence of certain characteristics as discussed below. A category designated “special mention” must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard and these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2016, the Corporation’s classified and criticized assets amounted to $12.8 million or 1.9% of total assets, with $6.0 million identified as special mention and $6.8 million classified as substandard.

Included in classified and criticized assets at December 31, 2016 are two large loan relationships exhibiting credit deterioration that may impact the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first relationship, with an outstanding balance of $4.5 million at December 31, 2016, consists of three commercial business loans. The loans are secured by lien positions on the accounts receivable, inventory and equipment of the borrower.  In 2015, the borrower experienced significant gross margin compression due to rapid growth, write-off of obsolete inventory and job bidding mistakes, which resulted in deficit cash flows for the period.  All obsolete inventory has been eliminated and bidding practices have been overhauled.  Interim performance for 2016 indicates that gross margins are on pace to return to historical levels, with cash flow on pace to be adequate for debt service requirements.  All loans have remained current, due in part to available liquidity on the borrower’s balance sheet and the rapid turnaround in operating performance.  At December 31, 2016, the loans were performing and classified as special mention.  The rating and classification will be re-evaluated upon receipt and review of 2016 financial statements.

The second loan, with an outstanding balance of $2.6 million at December 31, 2016, was originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence. The hotel, restaurant and retail plaza are complete and operational. However, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower has limited liquidity. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2016, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, the Corporation does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Nonperforming loans	$3,323	$3,069	$6,942	$5,207	$6,988

Total as a percentage of gross loans	0.64%	0.71%	1.80%	1.46%	2.06%

Repossessions	—	—	—	—	—
Real estate acquired through foreclosure	291	160	124	107	180
Total as a percentage of total assets	0.04%	0.03%	0.02%	0.02%	0.04%

Total nonperforming assets	$3,614	$3,229	$7,066	$5,314	$7,168

Total nonperforming assets as a percentage of total assets	0.52%	0.54%	1.21%	1.01%	1.41%

Allowance for loan losses as a percentage of nonperforming loans	166.87%	169.60%	75.25%	93.51%	76.56%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2016 of $5.5 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Balance at beginning of period	$5,205	$5,224	$4,869	$5,350	$3,536

Provision for loan losses	464	381	670	580	2,154

Charge-offs:
Residential mortgage loans	(101)	(79)	(134)	(36)	(90)
Home equity loans and lines of credit	(118)	(221)	(72)	(68)	(222)
Commercial real estate loans	(18)	(35)	(2)	(941)	(35)
Commercial business loans	(11)	(182)	(17)	—	(50)
Consumer loans	(48)	(50)	(139)	(85)	(101)
	(296)	(567)	(364)	(1,130)	(498)

Recoveries:
Residential mortgage loans	—	—	—	1	84
Home equity loans and lines of credit	3	30	1	—	27
Commercial real estate loans	158	88	18	8	8
Commercial business loans	—	31	7	18	15
Consumer loans	11	18	23	42	24
	172	167	49	69	158

Net charge-offs	(124)	(400)	(315)	(1,061)	(340)

Balance at end of period	$5,545	$5,205	$5,224	$4,869	$5,350

Ratio of net charge-offs to average loans outstanding	0.03%	0.10%	0.08%	0.30%	0.10%

Ratio of allowance to total loans at end of period	1.06%	1.20%	1.36%	1.36%	1.58%

If the loans acquired from UASB during the year with balances of $58.9 million were excluded, the ratio of allowance to total loans at December 31, 2016 would have been 1.20%.

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2016		2015		2014		2013		2012
	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans
Loan Categories:

Residential mortgages	$1,846	38.0%	$1,429	32.0%	$955	27.8%	$923	29.5%	$828	28.7%
Home equity loans and lines of credit	633	17.5%	586	20.1%	543	23.2%	625	24.6%	730	25.2%
Commercial real estate	2,314	32.1%	2,185	29.8%	2,338	28.8%	2,450	28.4%	3,090	29.2%
Commercial business	700	11.1%	960	16.5%	1,336	18.2%	822	14.9%	636	13.4%
Consumer loans	52	1.3%	45	1.6%	52	2.0%	49	2.6%	66	3.5%

	$5,545	100%	$5,205	100%	$5,224	100%	$4,869	100%	$5,350	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2016:

	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
(Dollar amounts in thousands)	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total
U.S. Treasury and federal agency	$—	$494	$3,002	$1,004	$—	$—	$4,500
U.S. government sponsored entities and agencies	—	1,982	2,007	5,009	—	—	8,998
U.S. agency mortgage-backed securities: residential	—	—	—	—	25,626	—	25,626
U.S. agency collateralized mortgage obligations: residential	—	—	—	—	24,706	—	24,706
Corporate securities	2,001	1,499	—	4,432	—	—	7,932
State and political subdivision	—	2,384	9,366	14,882	976	—	27,608
Equity securities	—	—	—	—	—	2,190	2,190

Estimated fair value	$2,001	$6,359	$14,375	$25,327	$51,308	$2,190	$101,560

Weighted average yield (1)	1.19%	2.25%	2.68%	3.30%	2.01%	3.36%	2.45%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2016	2015	2014
U.S. Treasury and federal agency	$4,500	$1,466	$1,456
U.S. government sponsored entities and agencies	8,998	8,953	35,224
U.S. agency mortgage-backed securities: residential	25,626	33,150	38,771
U.S. agency collateralized mortgage obligations: residential	24,706	31,440	36,617
Corporate securities	7,932	7,487	1,998
State and political subdivision	27,608	28,591	33,024
Equity securities	2,190	1,894	2,771
	$101,560	$112,981	$149,861

For additional information regarding the Corporation’s investment portfolio see “Note 4 – Securities” to the consolidated financial statements on page F-14.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2016			2015
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	—	$123,717	21.2%	—	$119,790	24.4%
Interest bearing demand deposits	0.21%	304,265	52.0%	0.15%	256,620	52.4%
Time deposits	1.44%	156,958	26.8%	1.46%	113,477	23.2%

	0.50%	$584,940	100.0%	0.42%	$489,887	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2016 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Three months or less	$4,914
Over three months to six months	7,246
Over six months to twelve months	11,489
Over twelve months	58,031

$81,680

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

(Dollar amounts in thousands)	2016	2015
Ending balance	$44,000	$49,250
Average balance	37,482	21,489
Maximum balance	52,750	55,750
Average rate	3.08%	3.21%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 10 – Deposits” on page F-25 and “Note 11 – Borrowed Funds” on page F-26 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. The Title Company provides real estate settlement services to the Bank and other customers. As of December 31, 2016, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2016, the Corporation had 131 full time equivalent employees, compared to 122 at December 31, 2015. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

Many of the provisions in the Dodd Frank Act require that regulatory agencies draft implementing regulations. Implementation of the Dodd Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things: (i) changing the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less average tangible equity, eliminating the ceiling and increasing the size of the floor of the DIF and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets; (ii) making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection to $250,000; (iii) eliminating the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.50%, but continuing the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%; however, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends; (iv) repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; (v) implementing certain corporate governance revisions that apply to all public companies, including regulations that require publicly traded companies to give shareholders a non-binding advisory vote to approve executive compensation, commonly referred to as a “say-on-pay” vote and an advisory role on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions; new director independence requirements and considerations to be taken into account by compensation committees and their advisers relating to executive compensation; additional executive compensation disclosures; and a requirement that companies adopt a policy providing for the recovery of executive compensation in the event of a restatement of its financial statements, commonly referred to as a “clawback” policy; (vi) centralizing responsibility for consumer financial protection by creating a new independent federal agency, the Consumer Financial Protection Bureau (CFPB) responsible for implementing federal consumer protection laws to be applicable to all depository institutions; (vii) imposing new requirements for mortgage lending, including new minimum underwriting standards, limitations on prepayment penalties and imposition of new mandated disclosures to mortgage borrowers; (viii) imposing new limits on affiliate transactions and causing derivative transactions to be subject to lending limits and other restrictions including adoption of the “Volcker Rule” regulating transactions in derivative securities; (ix) limiting debit card interchange fees that financial institutions with $10 billion or more in assets are permitted to charge their customers; and (x) implementing regulations to incentivize and protect individuals, commonly referred to as whistleblowers to report violations of federal securities laws.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2016, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2016, the Bank’s loans-to-one-borrower limit was $8.8 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2016, the Bank’s largest single lending relationship had an outstanding balance of $6.9 million.

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

The Basel III rules generally became effective beginning January 1, 2015; however, certain calculations under the Basel III rules have phase-in periods. In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The following table sets forth certain information concerning regulatory capital ratios of the Bank as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

	December 31, 2016		December 31, 2015
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$58,605	12.69%	$56,090	13.99%
For capital adequacy purposes	36,945	8.00%	32,070	8.00%
To be well capitalized	46,181	10.00%	40,087	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$53,050	11.49%	$51,073	12.74%
For capital adequacy purposes	27,709	6.00%	24,052	6.00%
To be well capitalized	36,945	8.00%	32,070	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$53,050	11.49%	$51,073	12.74%
For capital adequacy purposes	20,781	4.50%	18,039	4.50%
To be well capitalized	30,018	6.50%	26,057	6.50%
Tier 1 capital to average assets:
Actual	$53,050	7.84%	$51,073	8.83%
For capital adequacy purposes	27,081	4.00%	23,131	4.00%
To be well capitalized	33,852	5.00%	28,914	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2016, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts. Deposit accounts are currently insured by the DIF generally up to a maximum of $250,000 per separately insured depositor. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The Dodd Frank Act raises the minimum reserve ratio of the DIF from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and is expected to end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.
Effective July 1, 2016, the FDIC adopted changes that eliminated its risk-based premium system. Under the new premium system, the FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2016, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 7 - Premises and Equipment” to the consolidated financial statements on page F-24.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”. The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc.	Janney Montgomery Scott LLC	Raymond James & Associates, Inc.
4 Tower Bridge	1717 Arch Street	222 South Riverside Plaza
200 Barr Harbor Drive, Suite 300	Philadelphia, PA 19103	Suite 2680
West Conshohocken, PA 19428-2979	Telephone: (215) 665-6000	Chicago, IL 60606
Telephone: (800) 883-1212		Telephone: (312) 471-5100

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

	Market Price			Cash
	High	Low	Close	Dividend
2016:
Fourth quarter	$30.00	$24.02	$29.25	$0.26
Third quarter	24.95	23.29	24.62	0.26
Second quarter	25.00	23.61	23.94	0.26
First quarter	25.00	22.73	25.00	0.26

2015:
Fourth quarter	$25.00	$22.90	$24.00	$0.24
Third quarter	24.96	22.85	22.90	0.24
Second quarter	25.96	22.52	23.94	0.24
First quarter	27.15	23.50	25.10	0.24

As of March 1, 2017, there were approximately 622 stockholders of record and 2,152,358 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2016.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $4.0 million, or $1.85 per diluted common share, for 2016, compared to $4.1 million, or $2.05 per diluted common share, for 2015. Net income available to common stockholders was impacted by the following:

•
Net interest income increased $1.7 million, or 9.8%, in 2016. This increase primarily related to an increase in interest income of $2.8 million, or 13.8%, partially offset by an increase in interest expense of $1.1 million, or 39.2%. Driving the increase in interest income was an $84.4 million increase in the average balance of loans. The increase in interest expense was driven by increases in the Corporation's average balances of interest-bearing deposits and borrowed funds of $52.5 million and $16.0 million, respectively. The increases in the Corporation's interest-earning assets and interest-bearing liabilities includes the impact of the UASB acquisition, which added $66.1 million in loans and $72.7 million in deposits at the time of the acquisition.

•
Noninterest income decreased $439,000, or 10.7%, in 2016. Net gains realized on the sale of securities decreased $772,000, or 90.4%, to $82,000 in 2016 from $854,000 in 2015, while fees and service charges and gains on loans sold to the FHLB increased $139,000 and $119,000, respectively.

•
Noninterest expense increased $1.3 million, or 7.9%, to $17.4 million for the year ended December 31, 2016 from $16.2 million for 2015. The increase primarily related to increases in compensation and benefits, other noninterest expense, acquisition costs and premises and equipment of $407,000, $269,000, $267,000 and $198,000, respectively. Acquisition costs related to the UASB acquisition totaled $401,000 in 2016 and $134,000 in 2015. Contributing to the increase in noninterest expense was the addition of the UASB branch in April 2016 and the opening of a new branch banking office in Aspinwall, Pennsylvania in August 2016.

Changes in Financial Condition

Total assets increased $91.5 million, or 15.2%, to $692.1 million at December 31, 2016 from $600.6 million at December 31, 2015. This increase primarily related to increases in net loans receivable and cash and equivalents of $85.5 million and $6.0 million, respectively, partially offset by a decrease in securities available for sale of $11.4 million. Liabilities increased $90.3 million, or 16.5%, to $638.1 million at December 31, 2016 from $547.8 million at December 31, 2015 due to an increase in customer deposits of $95.1 million, partially offset by a $5.3 million decrease in borrowed funds. Loans and deposits acquired from UASB totaled $66.1 million and $72.7 million, respectively, at the time of the acquisition in April 2016.

Cash and cash equivalents. Cash and cash equivalents increased $6.0 million, or 52.2%, to $17.6 million at December 31, 2016 from $11.5 million at December 31, 2015. This increase primarily resulted from an increase in customer deposits, partially offset by the funding of loans and the repayment of borrowed funds.

Securities. Securities decreased $11.4 million, or 10.1%, to $101.6 million at December 31, 2016 from $113.0 million at December 31, 2015. This decrease primarily resulted from investment security sales, maturities, calls and repayments totaling $29.4 million, partially offset by purchases totaling $18.5 million during the year.

Loans receivable. Net loans receivable increased $85.5 million, or 19.9%, to $515.4 million at December 31, 2016 from $429.9 million at December 31, 2015. The increase was driven by growth in the Corporation’s residential mortgage, commercial mortgage and home equity portfolios of $58.9 million, $37.3 million and $3.9 million, respectively, partially offset by decreases in the home equity and consumer portfolios of $14.2 million and $70,000, respectively. Loans acquired from UASB totaled $66.1 million at the time of the acquisition in April 2016 and $58.9 million at December 31, 2016. The growth of the Corporation’s residential mortgage portfolio also included a loan pool purchase totaling $6.9 million.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $3.6 million, or 0.52% of total assets, at December 31, 2016 compared to $3.2 million, or 0.54% of total assets, at December 31, 2015. Nonperforming assets consisted of nonperforming loans and real estate owned of $3.3 million and $291,000, respectively, at December 31, 2016 and $3.1 million and $160,000, respectively, at December 31, 2015. At December 31, 2016, nonperforming loans consisted primarily of residential mortgage, commercial mortgage and commercial business loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $3.6 million and $1.3 million, respectively, at December 31, 2016. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the Federal Banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses. BOLI increased $334,000, or 3.0%, to $11.4 million at December 31, 2016 from $11.1 million at December 31, 2015.

Premises and equipment. Premises and equipment increased $2.2 million, or 13.5%, to $18.3 million at December 31, 2016 from $16.1 million at December 31, 2015. The overall increase in premises and equipment during the year was due to capital expenditures of $3.3 million, partially offset by depreciation and amortization of $1.1 million. Additions for 2016 included $1.2 million of fixed assets acquired from UASB and the purchase of facilities and equipment related to the new branch banking office in Aspinwall, Pennsylvania, which opened in August 2016.

Goodwill. Goodwill increased $6.6 million to $10.3 million at December 31, 2016 from $3.7 million at December 31, 2015. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of UASB. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2016.

Core deposit intangible. The core deposit intangible was $560,000 at December 31, 2016, compared to $554,000 at December 31, 2015. During 2016, the Corporation recorded a core deposit intangible of $232,000 related to the UASB acquisition. The core deposit intangible also includes amounts associated with the assumption of deposits in the 2009 Titusville branch acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard financial instrument present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $226,000 and $195,000 of intangible amortization in 2016 and 2015, respectively.

Deposits. Total deposits increased $95.1 million, or 19.4%, to $584.9 million at December 31, 2016 from $489.9 million at December 31, 2015. Noninterest bearing deposits increased $3.9 million, or 3.3%, during the year while interest bearing deposits increased $91.1 million, or 24.6%. Deposits assumed from UASB totaled $72.7 million at the time of the acquisition in April 2016 and $57.7 million at December 31, 2016. Also contributing to the increase in deposits were municipal customers depositing funds in early 2016 after not receiving timely payments of anticipated government funding at the end of 2015 due to the Pennsylvania state budget impasse.

Borrowed funds. Borrowed funds decreased $5.3 million, or 10.7%, to $44.0 million at December 31, 2016 from $49.3 million at December 31, 2015. Borrowed funds at December 31, 2016 consisted of short-term borrowings of $9.5 million and long-term borrowings of $30.0 million. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for the normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $1.2 million, or 2.3%, to $54.1 million at December 31, 2016 from $52.8 million at December 31, 2015. The increase primarily related to a $1.8 million increase in retained earnings as a result of net income totaling $4.0 million, less dividends paid of $2.2 million. This increase was partially offset by a $729,000 decrease in accumulated other comprehensive income resulting from changes in the net unrealized losses on securities available for sale and the funded status of the Corporation’s defined benefit plan.

 Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $4.0 million and $4.2 million in 2016 and 2015, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	For the year ended December 31,
	2016			2015
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$459,253	$19,966	4.35%	$375,164	$16,706	4.45%
Loans, tax-exempt	25,893	1,206	4.66%	25,535	1,244	4.87%
Total loans receivable	485,146	21,172	4.36%	400,699	17,950	4.48%
Securities, taxable	78,767	1,662	2.11%	107,009	1,965	1.84%
Securities, tax-exempt	28,453	865	3.04%	31,879	1,126	3.53%
Total securities	107,220	2,527	2.36%	138,888	3,091	2.23%
Federal bank stocks	3,758	186	4.95%	2,419	164	6.78%
Interest-earning deposits with banks	25,563	135	0.53%	12,328	68	0.55%
Total interest-earning cash equivalents	29,321	321	1.09%	14,747	232	1.57%
Total interest-earning assets	621,687	24,020	3.86%	554,334	21,273	3.84%
Cash and due from banks	2,577			2,440
Other noninterest-earning assets	42,490			34,347
Total Assets	$666,754			$591,121
Interest-bearing liabilities:
Interest-bearing demand deposits	$290,559	607	0.21%	$272,582	412	0.15%
Time deposits	153,268	2,184	1.42%	118,701	1,732	1.46%
Total interest-bearing deposits	443,827	2,791	0.63%	391,283	2,144	0.55%
Borrowed funds, short-term	2,341	78	3.34%	6,284	87	1.38%
Borrowed funds, long-term	35,141	1,076	3.06%	15,205	604	3.97%
Total borrowed funds	37,482	1,154	3.08%	21,489	691	3.21%
Total interest-bearing liabilities	481,309	3,945	0.82%	412,772	2,835	0.69%
Noninterest-bearing demand deposits	122,181	—	—	117,455	—	—
Funding and cost of funds	603,490	3,945	0.65%	530,227	2,835	0.53%
Other noninterest-bearing liabilities	8,832			8,254
Total Liabilities	612,322			538,481
Stockholders' Equity	54,432			52,640
Total Liabilities and Stockholders' Equity	$666,754			$591,121
Net interest income		$20,075			$18,438
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.04%			3.15%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.23%			3.33%

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

(Dollar amounts in thousands)	2016 versus 2015
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$3,696	$(474)	$3,222
Securities	(738)	174	(564)
Interest-earning deposits with banks	70	(3)	67
Federal bank stocks	74	(52)	22

Total interest-earning assets	3,102	(355)	2,747

Interest expense:
Deposits	308	339	647
Borrowed funds, short term	(79)	70	(9)
Borrowed funds, long term	638	(166)	472

Total interest-bearing liabilities	867	243	1,110

Net interest income	$2,235	$(598)	$1,637

2016 Results Compared to 2015 Results

The Corporation reported net income before preferred stock dividends of $4.0 million and $4.2 million for 2016 and 2015, respectively. The $168,000, or 4.0%, decrease in net income was attributed to increases in noninterest expense, the provision for income taxes and the provision for loan losses of $1.3 million, $107,000 and $83,000, respectively, and a decrease in noninterest income of $439,000, partially offset by an increase in net interest income of $1.7 million. Returns on average equity and assets were 7.32% and 0.60%, respectively, for 2016.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $1.6 million to $20.1 million for 2016, compared to $18.4 million for 2015. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $2.7 million, partially offset by an increase in interest expense of $1.1 million.

Interest income. Tax equivalent interest income increased $2.7 million, or 12.9%, to $24.0 million for 2016, compared to $21.3 million for 2015. This increase can be attributed to increases in interest earned on loans and deposits with banks and dividends received on federal bank stocks of $530,000 and $19,000, respectively, partially offset by decreases in securities and interest earning cash equivalents of $3.2 million, $67,000 and $22,000, respectively.

Tax equivalent interest earned on loans receivable increased $3.2 million, or 17.9%, to $21.2 million for 2016, compared to $18.0 million for 2015. The average balance of loans increased $84.4 million, or 21.1%, generating $3.7 million of additional interest income on loans. Offsetting this favorable variance, the average yield on loans decreased 12 basis points to 4.36% for 2016, versus 4.48% for 2015 causing a $474,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $564,000, or 18.2%, to $2.5 million for 2016, compared to $3.1 million for 2015. The average balance of securities decreased $31.7 million, or 22.8%, causing a $738,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 13 basis points to 2.36% for 2016 versus 2.23% for 2015 causing a $174,000 increase in interest income.

Interest earned on interest-earning deposit accounts increased $67,000, or 98.5%, to $135,000 for 2016, compared to $68,000 for 2015. The average balance of interest-earning deposits increased $13.2 million causing a $70,000 increase in interest income. Partially offsetting this unfavorable variance, the average yield on these accounts decreased 2 basis points to 0.53% for 2016 versus 0.55% for 2015 causing a $3,000 decrease in interest income.

Interest earned on federal bank stocks increased $22,000, or 13.4%, to $186,000 for 2016, compared to $164,000 for 2015. The average balance of federal bank stocks increased $1.3 million, or 55.4%, generating a $74,000 increase in interest income. Partially offsetting this favorable variance, the average yield on these accounts decreased 183 basis points to 4.95% for 2016 versus 6.78% for 2015 causing a $52,000 decrease in interest income.

Interest expense. Interest expense increased $1.1 million, or 39.2%, to $3.9 million for 2016, compared to $2.8 million for 2015. This increase can be attributed to increases in interest expense on interest-bearing deposits and borrowing funds of $647,000 and $463,000, respectively.

Interest expense on deposits increased $647,000, or 30.2%, to $2.8 million for 2016, compared to $2.1 million for 2015. The average rate on interest-bearing deposits increased by 8 basis points to 0.63% for 2016 versus 0.55% for 2015 causing a $339,000 increase in interest expense. The average balance of interest-bearing deposits increased $52.5 million, or 13.4%, causing a $308,000 increase in interest expense.

Interest expense on borrowed funds increased $463,000, or 67.0%, to $1.2 million for 2016, compared to $691,000 for 2015. The average balance of borrowed funds increased $16.0 million, or 74.4%, to $37.5 million for 2016, compared to $21.5 million for 2015 causing a $559,000 increase in interest expense. This increase resulted primarily from the addition of four $5.0 million long-term advances late in the fourth quarter of 2015, one of which was repaid during the second quarter of 2016. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 13 basis points to 3.08% for 2016 versus 3.21% for 2015 causing a $96,000 decrease in interest expense. This was primarily the result of the relatively lower cost of the borrowings added late in 2015.

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

Nonperforming loans increased $254,000, or 8.3%, to $3.3 million at December 31, 2016 from $3.1 million at December 31, 2015. The increase in nonperforming loans was primarily related to a $557,000 loan being placed on nonaccrual status during the year, partially offset by the payoff of a $161,000 nonperforming loan.

The provision for loan losses increased $83,000, or 21.8%, to $464,000 for 2016 from $381,000 for 2015. The Corporation’s allowance for loan losses amounted to $5.5 million, or 1.06% of the Corporation’s total loan portfolio at December 31, 2016 compared to $5.2 million or 1.20% of total loans at December 31, 2015. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2016 and 2015, was 166.9% and 169.6%, respectively. The allocation of the allowance for loan losses related to residential mortgage loans and commercial mortgage loans increased during the year as a result of growth in the loan portfolios, while the allocation related to commercial business loans decreased as the portfolio decreased. At December 31, 2016, there was no provision for loan losses allocated to loans acquired in the acquisition of UASB in April 2016. If the loans acquired from UASB with balances of $58.9 million were excluded, the ratio of allowance to total loans at the December 31, 2016 would have been 1.20%.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan sale gains and losses, and earnings on bank-owned life insurance (BOLI). Noninterest income decreased $439,000, or 10.7%, to $3.7 million in 2016 from $4.1 million in 2015. This decrease was primarily due to a $772,000 decrease in gains on the sale of securities. In 2016, the Corporation realized securities gains of $82,000 compared to $854,000 realized in 2015, of which $298,000 related to the sale of community bank stock and $556,000 related to the sale of securities to accommodate loan growth. Partially offsetting this decrease in noninterest income, fees and service charges and other noninterest income increased by $139,000 and $11,000, respectively. Additionally, the Corporation recognized $119,000 in gains on loans sold to the FHLB during 2016.

Noninterest expense. Noninterest expense increased $1.3 million, or 7.9%, to $17.4 million for 2016, compared to $16.2 million for 2015. This increase was primarily related to increases in compensation and employee benefits, other noninterest expense, acquisition costs, premises and equipment expense, professional fees, federal deposit insurance and intangible asset amortization.

The largest component of noninterest expense, compensation and employee benefits, increased $407,000, or 5.0%, to $8.6 million for 2016, compared to $8.2 million for 2015. This increase primarily related to normal wage and salary increases and an increase in retirement benefits expense as well as the addition of two branch offices acquired or opened during the year.

Other noninterest expense increased $269,000, or 7.1%, to $4.0 million for 2016, compared to $3.8 million for 2015. Included in other noninterest expense for 2016 was $71,000 in prepayment penalties incurred in the second quarter of 2016 associated with the early retirement of a $5.0 million FHLB long-term advance. Additionally, printing and office supplies, telephone and communications expense, marketing expense, postage, and correspondent and courier fees increased $63,000, $50,000, $47,000, $45,000 and $40,000, respectively, partially due to normal operating increases and the additional two branch offices during the year.

Acquisition costs increased $267,000 to $401,000 for 2016, compared to $134,000 for 2015. Acquisition costs for both years were related to the acquisition of UASB which was completed on April 30, 2016. Acquisition costs for 2016 included legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

Premises and equipment expense increased $198,000, or 7.5%, to $2.8 million for 2016, compared to $2.7 million for 2015. This increase primarily related to expenses associated with the Bank’s new branch offices and an increase in depreciation expense due to an upgrade to the Bank’s mainframe and disaster recovery equipment in late 2015.

The Corporation recognized $226,000 of intangible amortization in 2016, compared to $195,000 in 2015 associated with core deposit intangible assets that were recorded in connection with the 2009 Titusville branch acquisition and the 2016 UASB acquisition.

The provision for income taxes increased $107,000, or 9.4%, to $1.2 million for 2016, compared to $1.1 million for 2015 primarily due to an increase in taxable income. The difference between the statutory rate of 34% and the Corporation’s effective tax rate of 23.8% for 2016 was due to tax-exempt income earned on certain tax-free loans and securities and bank-owned life insurance.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2016, the Corporation’s interest-earning assets maturing or repricing within one year totaled $188.9 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $192.2 million, providing an excess of interest-bearing liabilities over interest-earning assets of $3.3 million or 0.5% of total assets. At December 31, 2016, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 98.3%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2016 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months	Six months	One to	Three to	Over
	or less	to one year	three years	four years	four years	Total
Total interest-earning assets	$135,637	$53,291	$166,258	$59,447	$222,289	$636,922

Total interest-bearing liabilities	94,503	97,708	204,217	26,312	77,979	500,719

Interest rate sensitivity gap	$41,134	$(44,417)	$(37,959)	$33,135	$144,310	$136,203

Cumulative rate sensitivity gap	$41,134	$(3,283)	$(41,242)	$(8,107)	$136,203

Ratio of gap during the period to total interest earning assets	6.46%	(6.97)%	(5.96)%	5.20%	22.66%

Ratio of cumulative gap to total interest earning assets	6.46%	(0.52)%	(6.48)%	(1.27)%	21.38%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2016 and 2015, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2016 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2016 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2016 Net interest income - increase (decrease)	(0.77)%	(1.90)%	(2.56)%	(6.48)%

2015 Net interest income - increase (decrease)	(0.36)%	(1.14)%	(2.80)%	(6.67)%

The expected decrease in net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having overnight borrowings of $7.0 million and $14.5 million at December 31, 2016 and 2015, respectively. In a rising rate environment, these borrowings would be immediately repricing, therefore causing increased interest expense.

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

Capital Resources

Total stockholders’ equity increased $1.2 million, or 2.3%, to $54.1 million at December 31, 2016 from $52.8 million at December 31, 2015. Net income before preferred stock dividends of $4.0 million in 2016 represented a decrease in earnings of $168,000, or 4.0%, compared to 2015.

The Corporation’s capital to assets ratio decreased to 7.8% at December 31, 2016 from 8.8% at December 31, 2015. This was due to a $91.5 million increase in the Corporation's assets primarily related to the acquisition of UASB during 2016. To prepare for this asset growth, during the second quarter of 2015, the Corporation raised $8.2 million in capital, net of expenses, through the issuance of 350,000 shares of common stock in a private placement offering to accredited investors. Also, during the third quarter of 2015, the Corporation utilized a portion of the proceeds of the stock offering to redeem the remaining $5.0 million of preferred stock issued to the U.S. Treasury under the SBLF program.

While continuing to sustain a strong capital position, dividends on common stock increased to $2.2 million in 2016 from $1.9 million in 2015. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 44% of registered shareholder accounts active in the plan at December 31, 2016. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2016, the Bank was in excess of all regulatory capital requirements. See Note 12 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2016, the Corporation used its sources of funds primarily to fund loan commitments and repay borrowed funds. As of December 31, 2016, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $92.5 million, and standby letters of credit totaling $76,000, net of collateral maintained by the Bank. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and at December 31, 2016, the Bank was in compliance with all liquidity policy limits.

At December 31, 2016, time deposits amounted to $157.0 million, or 26.8%, of the Corporation’s total consolidated deposits, including approximately $47.1 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2016, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $122.5 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.26 and $0.24 per common share for each of the four quarters of 2016 and 2015, respectively. On February 15, 2017, the Corporation declared a quarterly dividend of $0.27 per common share payable on March 17, 2017 to shareholders of record on March 1, 2017. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2016, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2016, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2016, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2017 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2016 with respect to shares of common stock that may be issued under our equity compensation plans, which consists of the 2007 Stock Incentive Plan and Trust, which was approved by shareholders in April 2007 and the 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	62,000	$25.71	210,512

Equity compensation plans not approved by security holders	0	—	0

Total	62,000	$25.71	210,512

(1) Options outstanding have been granted pursuant to the 2007 Stock Incentive Plan and Trust (Plan). The Plan provides for the grant of options to purchase up to 126,783 shares of common stock of which options to purchase 62,000 shares were outstanding at December 31, 2016. In addition, 8,500 shares of common stock have been issued upon exercise of options. The Plan also provides for grants of up to 50,713 shares of restricted common stock of which 50,700 shares have been granted. In addition, the 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 22,650 shares of restricted stock have been granted.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)
3.2	Bylaws of Emclaire Financial Corp (1)
4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (2)
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*
10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*
10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 18, 2015. (3)*
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*
10.6	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees. (4)*
10.7	Farmers National Bank of Emlenton Deferred Compensation Plan. (5)*
10.8	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (6)*
10.9	Emclaire Financial Corp 2014 Stock Incentive Plan. (7)*
11.0	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (8)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (9)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

(6)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.

(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 24, 2017	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Matthew J. Lucco
	William C. Marsh		Matthew J. Lucco
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 24, 2017
Director
(Principal Executive Officer)

Date:	March 24, 2017	By:	/s/ Amanda L. Engles
Amanda L. Engles
Secretary
(Principal Accounting Officer)
		Date:	March 24, 2017

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ James M. Crooks	By:	/s/ Robert W. Freeman
	James M. Crooks		Robert W. Freeman
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 24, 2017	Date:	March 24, 2017

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 24, 2017

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emclaire Financial Corp
Emlenton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emclaire Financial Corp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Cleveland, Ohio
March 24, 2017

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$2,758	$2,359
Interest earning deposits with banks	14,810	9,187
Total cash and cash equivalents	17,568	11,546
Securities available for sale	101,560	112,981
Loans receivable, net of allowance for loan losses of $5,545 and $5,205	515,435	429,891
Loans held for sale	68	—
Federal bank stocks, at cost	4,861	4,240
Bank-owned life insurance	11,390	11,056
Accrued interest receivable	1,815	1,501
Premises and equipment, net	18,282	16,114
Goodwill	10,288	3,664
Core deposit intangible, net	560	554
Prepaid expenses and other assets	10,308	9,048
Total Assets	$692,135	$600,595

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$123,717	$119,790
Interest bearing	461,223	370,097
Total deposits	584,940	489,887
Borrowed funds	44,000	49,250
Accrued interest payable	239	179
Accrued expenses and other liabilities	8,883	8,440
Total Liabilities	638,062	547,756

Commitments and Contingent Liabilities (Note 13)

Stockholders' Equity
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,254,375 and 2,246,825 shares issued; 2,152,358 and 2,144,808 shares outstanding	2,818	2,808
Additional paid-in capital	27,900	27,701
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	29,960	28,206
Accumulated other comprehensive loss	(4,491)	(3,762)
Total Stockholders' Equity	54,073	52,839
Total Liabilities and Stockholders' Equity	$692,135	$600,595

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2016	2015
Interest and dividend income
Loans receivable, including fees	$20,814	$17,578
Securities:
Taxable	1,662	1,965
Exempt from federal income tax	628	807
Federal bank stocks	186	164
Deposits with banks	135	68
Total interest and dividend income	23,425	20,582
Interest expense
Deposits	2,791	2,144
Short-term borrowed funds	78	87
Long-term borrowed funds	1,076	604
Total interest expense	3,945	2,835
Net interest income	19,480	17,747
Provision for loan losses	464	381
Net interest income after provision for loan losses	19,016	17,366
Noninterest income
Fees and service charges	1,616	1,477
Net gain on sales of available for sale securities	82	854
Net gain on sales of loans	119	—
Earnings on bank-owned life insurance	406	396
Other	1,432	1,367
Total noninterest income	3,655	4,094
Noninterest expense
Compensation and employee benefits	8,630	8,223
Premises and equipment	2,849	2,651
Intangible asset amortization	226	195
Professional fees	876	816
Federal deposit insurance	416	376
Acquisition costs	401	134
Other	4,039	3,770
Total noninterest expense	17,437	16,165
Income before provision for income taxes	5,234	5,295
Provision for income taxes	1,248	1,141
Net income	3,986	4,154
Preferred stock dividends	—	75
Net income available to common stockholders	$3,986	$4,079

Earnings per common share
Basic	$1.86	$2.06
Diluted	$1.85	$2.05

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2016	2015
Net income	$3,986	$4,154

Other comprehensive loss

Unrealized gains/(losses) on securities:
Unrealized holding gain (loss) arising during the period	(571)	179
Reclassification adjustment for gains included in net income	(82)	(854)
	(653)	(675)
Tax effect	222	229

Net of tax	(431)	(446)

Defined benefit pension plans:
Net loss arising during the period	(671)	(657)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	220	174
	(451)	(483)
Tax effect	153	165

Net of tax	(298)	(318)

Total other comprehensive loss	(729)	(764)

Comprehensive income	$3,257	$3,390

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2015	$5,000	$2,353	$19,740	$(2,114)	$26,009	$(2,998)	$47,990
Net income					4,154		4,154
Other comprehensive loss						(764)	(764)
Stock compensation expense			184				184
Exercise of stock options (3,750 shares), including tax benefit		5	60				65
Issuance of common stock (350,000 shares)		437	7,714				8,151
Issuance of common stock for restricted stock awards (10,400 shares), including tax benefit		13	3				16
Redemption of preferred stock, Series B	(5,000)						(5,000)
Preferred dividends					(75)		(75)
Cash dividends declared on common stock ($0.96 per share)					(1,882)		(1,882)
Balance at December 31, 2015	—	2,808	27,701	(2,114)	28,206	(3,762)	52,839
Net income					3,986		3,986
Other comprehensive loss						(729)	(729)
Stock compensation expense			205				205
Issuance of common stock for restricted stock awards (7,550 shares), including tax benefit		10	(6)				4
Cash dividends declared on common stock ($1.04 per share)					(2,232)		(2,232)
Balance at December 31, 2016	$—	$2,818	$27,900	$(2,114)	$29,960	$(4,491)	$54,073

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$3,986	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,133	1,039
Provision for loan losses	464	381
Amortization/accretion of premiums, discounts and deferred costs and fees, net	434	362
Amortization of intangible assets and mortgage servicing rights	246	196
Realized gains on sales of available for sale securities, net	(82)	(854)
Net gains on sales of loans	(119)	—
Net gains on foreclosed real estate	(22)	(15)
Net loss on sales of bank premises and equipment	10	—
Loans originated for sale	(2,224)	—
Proceeds from the sale of loans originated for sale	2,198	—
Write-down of foreclosed real estate	—	13
Restricted stock and stock option compensation	205	184
Increase in bank-owned life insurance, net	(334)	(328)
(Increase) decrease in accrued interest receivable	(127)	42
(Increase) decrease in deferred taxes	203	1,146
(Increase) decrease in prepaid expenses and other assets	(141)	(3,619)
Increase (decrease) in accrued interest payable	31	(20)
Increase (decrease) in accrued expenses and other liabilities	(201)	738
Net cash provided by operating activities	5,660	3,419
Cash flows from investing activities
Loan originations and principal collections, net	(15,466)	(27,836)
Purchase of residential mortgage loans	(6,911)	(19,481)
Proceeds from sales of loans held for sale previously classified as portfolio loans	1,739	—
Settlement of syndicated national credits	—	(7,039)
Available for sale securities:
Sales	6,618	36,314
Maturities, repayments and calls	22,790	27,873
Purchases	(18,522)	(27,117)
Net cash paid for acquisition	(3,309)	—
Redemption (purchase) of federal bank stocks, net	357	(1,834)
Purchases of premises and equipment	(2,142)	(2,009)
Proceeds from the sale of foreclosed real estate	333	307
Net cash used in investing activities	(14,513)	(20,822)
Cash flows from financing activities
Net increase (decrease) in deposits	22,353	(11,932)
Proceeds from long-term debt	5,000	20,000
Repayments on long-term debt	(5,500)	—
Net change in short-term borrowings	(4,750)	7,750
Proceeds from issuance of common stock	4	8,151
Redemption of preferred stock (Series B)	—	(5,000)
Proceeds from exercise of stock options, including tax benefit	—	81
Dividends paid	(2,232)	(1,957)
Net cash provided by financing activities	14,875	17,093
Net increase (decrease) in cash and cash equivalents	6,022	(310)
Cash and cash equivalents at beginning of period	11,546	11,856
Cash and cash equivalents at end of period	$17,568	$11,546

Supplemental information:
Interest paid	$3,885	$2,855
Income taxes paid	600	525

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	442	341
Transfers from portfolio loans to loans held for sale	1,662	—
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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Residential mortgages: Residential mortgage loans are loans to consumers utilized for the purchase, refinance or construction of a residence. Changes in interest rates or market conditions may impact a borrower’s ability to meet contractual principal and interest payments.

Home equity loans and lines of credit: Home equity loans and lines of credit are credit facilities extended to homeowners who wish to utilize the equity in their property in order to borrow funds for almost any consumer purpose. Property values may fluctuate due to economic and other factors.

Commercial real estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to real estate markets such as geographic location and property type.

Commercial business: Commercial credit is extended to business customers for use in normal operations to finance working capital needs, equipment purchases or other projects. The majority of these borrowers are customers doing business within our geographic region. These loans are generally underwritten individually and secured with the assets of the company and the personal guarantee of the business owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.

Consumer: Consumer loans are loans to an individual for non-business purposes such as automobile purchases or debt consolidation. These loans are originated based primarily on credit scores and debt-to-income ratios which may be adversely affected by economic or individual performance factors.

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

Federal Bank Stocks. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Federal Reserve Bank of Cleveland (FRB). As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks. These stocks are held at cost and classified as restricted stock. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. These stocks are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank-Owned Life Insurance (BOLI). The Bank purchased life insurance policies on certain key officers and employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Premises and Equipment. Land is carried at cost. Premises, furniture and equipment, and leasehold improvements are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which are twenty-five years to forty years for buildings and three to ten years for furniture and equipment. Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful life or the expected term of the leases. Expected terms include lease option periods to the extent that the exercise of such option is reasonably assured. Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, assets are recorded at fair value.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $291,000 and $160,000 at December 31, 2016 and 2015, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.5 million and $1.3 million at December 31, 2016 and 2015, respectively.

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

Newly Issued Not Yet Effective Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. ASU 2014-9 is not expected to have a significant impact on the Corporation's financial statements.

In January 2016, the FASB issued ASU 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting in other comprehensive income the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-1 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-1 is effective for interim and annual periods beginning after December 15, 2017. ASU 2016-1 is not expected to have a significant impact on the Corporation's financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Corporation is currently evaluating the impact of ASU 2016-02 on its financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies certain aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards either as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Corporation does not expect ASU 2016-09 to have a material impact on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force”. ASU 2016-15 clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Company is evaluating the impact of ASU 2016-15 on its financial statements and disclosures.

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

Notes to Consolidated Financial Statements

4.	Securities

The following table summarizes the Corporation’s securities as of December 31:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
Available for sale:
December 31, 2016:
U.S. Treasury and federal agency	$4,550	$—	$(50)	$4,500
U.S. government sponsored entities and agencies	9,186	—	(188)	8,998
U.S. agency mortgage-backed securities: residential	25,790	32	(196)	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	23	(684)	24,706
State and political subdivision	27,853	17	(262)	27,608
Corporate debt securities	8,012	5	(85)	7,932
Equity securities	1,829	373	(12)	2,190
	$102,587	$450	$(1,477)	$101,560
December 31, 2015:
U.S. Treasury and federal agency	$1,493	$—	$(27)	$1,466
U.S. government sponsored entities and agencies	8,998	2	(47)	8,953
U.S. agency mortgage-backed securities: residential	32,947	256	(53)	33,150
U.S. agency collateralized mortgage obligations: residential	32,289	23	(872)	31,440
State and political subdivision	28,352	264	(25)	28,591
Corporate debt securities	7,507	1	(21)	7,487
Equity securities	1,769	188	(63)	1,894
	$113,355	$734	$(1,108)	$112,981

Securities with carrying values of $24.6 million and $75.0 million as of December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2016	2015
Proceeds	$6,618	$36,314
Gains	108	876
Losses	(26)	(22)
Tax provision related to gains	28	290

Notes to Consolidated Financial Statements

4.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$2,001	$2,001
Due after one year through five years	20,886	20,734
Due after five through ten years	25,702	25,327
Due after ten years	1,012	976
U.S. agency mortgage-backed securities: residential	25,790	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	24,706
	$100,758	$99,370

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2016:
U.S. Treasury and federal agency	$4,500	$(50)	$—	$—	$4,500	$(50)
U.S. government sponsored entities and agencies	8,998	(188)	—	—	8,998	(188)
U.S. agency mortgage-backed securities: residential	23,279	(196)	—	—	23,279	(196)
U.S. agency collateralized mortgage obligations: residential	13,568	(438)	9,317	(246)	22,885	(684)
State and political subdivision	21,924	(262)	—	—	21,924	(262)
Corporate debt securities	3,927	(85)	—	—	3,927	(85)
Equity securities	—	—	237	(12)	237	(12)
	$76,196	$(1,219)	$9,554	$(258)	$85,750	$(1,477)

December 31, 2015:
U.S. Treasury and federal agency	$—	$—	$1,466	$(27)	$1,466	$(27)
U.S. government sponsored entities and agencies	4,962	(36)	1,989	(11)	6,951	(47)
U.S. agency mortgage-backed securities: residential	6,710	(53)	—	—	6,710	(53)
U.S. agency collateralized mortgage obligations: residential	4,283	(41)	25,336	(831)	29,619	(872)
State and political subdivision	1,028	(2)	1,819	(23)	2,847	(25)
Corporate debt securities	3,484	(20)	500	(1)	3,984	(21)
Equity securities	1,137	(63)	—	—	1,137	(63)
	$21,604	$(215)	$31,110	$(893)	$52,714	$(1,108)

Notes to Consolidated Financial Statements

4.	Securities (continued)

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

There was one equity security in an unrealized loss position for more than 12 months as of December 31, 2016. Equity securities owned by the Corporation consist of common stock of various financial service providers. This investment security is in unrealized loss positions as a result of the illiquid nature of the stock. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost in the near future. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of December 31, 2016 to be other-than-temporarily impaired.

There were 128 debt securities in an unrealized loss position as of December 31, 2016, of which 13 were in an unrealized loss position for more than 12 months. Of these 128 securities, 66 were state and political subdivisions securities, 24 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 17 were mortgage-backed securities, 8 were corporate securities, 8 were U.S. government sponsored entities and agencies securities and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2016 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2016	2015
Mortgage loans on real estate:
Residential first mortgages	$198,167	$139,305
Home equity loans and lines of credit	91,359	87,410
Commercial real estate	166,994	129,691
	456,520	356,406
Other loans:
Commercial business	57,788	71,948
Consumer	6,672	6,742
	64,460	78,690
Total loans, gross	520,980	435,096
Less allowance for loan losses	5,545	5,205
Total loans, net	$515,435	$429,891

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

During 2016, the Corporation purchased a pool of residential mortgage loans totaling $6.9 million. There were two pools of residential mortgage loans purchased during 2015 totaling $19.2 million.

Included in total loans above are net deferred costs of $1.3 million and $835,000 at December 31, 2016 and 2015, respectively.

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2016	2015
Balance at the beginning of the year	$5,205	$5,224
Provision for loan losses	464	381
Charge-offs	(296)	(567)
Recoveries	172	167
Balance at the end of the year	$5,545	$5,205

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2016 and 2015:

	Residential	Home Equity & Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2016:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(101)	(118)	(18)	(11)	(48)	(296)
Recoveries	—	3	158	—	11	172
Provision	518	162	(11)	(249)	44	464
Ending Balance	$1,846	$633	$2,314	$700	$52	$5,545

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$—	$95	$6	$—	$120
Acquired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,827	633	2,219	694	52	5,425
Total	$1,846	$633	$2,314	$700	$52	$5,545

Total loans:
Individually evaluated for impairment	$135	$—	$1,014	$684	$—	$1,833
Acquired loans	25,024	5,225	27,492	1,182	13	58,936
Collectively evaluated for impairment	173,008	86,134	138,488	55,922	6,659	460,211
Total	$198,167	$91,359	$166,994	$57,788	$6,672	$520,980

December 31, 2015:
Beginning Balance	$955	$543	$2,338	$1,336	$52	$5,224
Charge-offs	(79)	(221)	(35)	(182)	(50)	(567)
Recoveries	—	30	88	31	18	167
Provision	553	234	(206)	(225)	25	381
Ending Balance	$1,429	$586	$2,185	$960	$45	$5,205

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$29	$—	$5	$76	$—	$110
Collectively evaluated for impairment	1,400	586	2,180	884	45	5,095
Total	$1,429	$586	$2,185	$960	$45	$5,205

Total loans:
Individually evaluated for impairment	$169	$—	$839	$999	$—	$2,007
Collectively evaluated for impairment	139,136	87,410	128,852	70,949	6,742	433,089
Total	$139,305	$87,410	$129,691	$71,948	$6,742	$435,096

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

At December 31, 2016, there was no allowance for loan losses allocated to loans acquired in the acquisition of United American Savings Bank in April 2016 (see Note 22).

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

	Impaired Loans with
(Dollar amounts in thousands)	Specific Allowance
				For the year ended
	As of December 31, 2016			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$168	$135	$19	$119	$6	$6
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	557	557	95	130	23	—
Commercial business	588	588	6	428	—	—
Consumer	—	—	—	—	—	—
Total	$1,313	$1,280	$120	$677	$29	$6

(Dollar amounts in thousands)	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2016		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$23	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	631	457	735	3	3
Commercial business	96	96	322	2	2
Consumer	—	—	—	—	—
Total	$727	$553	$1,080	$5	$5

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

(Dollar amounts in thousands)	Impaired Loans with Specific Allowance
				For the year ended
	As of December 31, 2015			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$169	$169	$29	$170	$6	$6
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	93	93	5	1,613	12	9
Commercial business	923	923	76	1,641	112	99
Consumer	—	—	—	—	—	—
Total	$1,185	$1,185	$110	$3,424	$130	$114

(Dollar amounts in thousands)	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2015		December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$45	$7	$7
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,145	746	1,069	49	40
Commercial business	76	76	66	3	3
Consumer	—	—	—	—	—
Total	$1,221	$822	$1,180	$59	$50

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

At December 31, 2016 and 2015, the Corporation had $239,000 and $835,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2016 and 2015, the Corporation had $19,000 and $63,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At December 31, 2016, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation's income statement during the period.

During the year ended December 31, 2015, the Corporation did not modify any loans as TDRs.

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During year ended December 31, 2016, there was a default on one $10,000 residential mortgage loan within 12 months following modification classified as a TDR. The default did not have a material impact on the Corporation's income statement during the period. During the year ended December 31, 2015, there was a default on one $91,000 residential mortgage loan within 12 months following modification. The default did not have a material impact on the Corporation's income statement during the period.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2016 and 2015:

			Special
(Dollar amounts in thousands)	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2016:
Residential first mortgages	$197,041	$—	$—	$1,126	$—	$198,167
Home equity and lines of credit	91,017	—	—	342	—	91,359
Commercial real estate	—	161,312	1,077	4,605	—	166,994
Commercial business	—	52,125	4,926	737	—	57,788
Consumer	6,659	—	—	13	—	6,672
Total	$294,717	$213,437	$6,003	$6,823	$—	$520,980

December 31, 2015:
Residential first mortgages	$138,096	$—	$—	$1,209	$—	$139,305
Home equity and lines of credit	87,015	—	—	395	—	87,410
Commercial real estate	—	125,539	88	4,064	—	129,691
Commercial business	—	69,740	942	1,266	—	71,948
Consumer	6,742	—	—	—	—	6,742
Total	$231,853	$195,279	$1,030	$6,934	$—	$435,096

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2016 and 2015:

	Performing			Nonperforming
	Accruing Loans Not	Accruing 30-59 Days	Accruing 60-89 Days	Accruing 90 Days +		Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2016:
Residential first mortgages	$194,830	$1,916	$295	$—	$1,126	$198,167
Home equity and lines of credit	90,557	460	—	2	340	91,359
Commercial real estate	165,318	561	—	42	1,073	166,994
Commercial business	56,972	56	34	—	726	57,788
Consumer	6,602	28	29	—	13	6,672
Total loans	$514,279	$3,021	$358	$44	$3,278	$520,980

December 31, 2015:
Residential first mortgages	$136,924	$1,097	$75	$—	$1,209	$139,305
Home equity and lines of credit	86,691	308	16	—	395	87,410
Commercial real estate	128,945	—	—	—	746	129,691
Commercial business	71,229	—	—	—	719	71,948
Consumer	6,723	19	—	—	—	6,742
Total loans	$430,512	$1,424	$91	$—	$3,069	$435,096

Notes to Consolidated Financial Statements

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2016 and 2015:

	Not	30-59 Days	60-89 Days	90 Days +	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2016:
Residential first mortgages	$72	$77	$—	$977	$1,126
Home equity and lines of credit	—	—	—	340	340
Commercial real estate	397	—	557	119	1,073
Commercial business	631	—	—	95	726
Consumer	—	—	—	13	13
Total loans	$1,100	$77	$557	$1,544	$3,278

December 31, 2015:
Residential first mortgages	$75	$—	$79	$1,055	$1,209
Home equity and lines of credit	14	—	—	381	395
Commercial real estate	623	—	—	123	746
Commercial business	690	—	—	29	719
Consumer	—	—	—	—	—
Total loans	$1,402	$—	$79	$1,588	$3,069

6.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $3.6 million and $1.3 million, respectively, at December 31, 2016, and $3.2 million and $1 million, respectively, at December 31, 2015.

Notes to Consolidated Financial Statements

7.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2016	2015
Land	$4,731	$3,719
Buildings and improvements	14,122	11,446
Leasehold improvements	1,226	1,224
Furniture, fixtures and equipment	8,332	7,576
Software	3,232	3,206
Construction in progress	520	1,692

	32,163	28,863
Less: accumulated depreciation and amortization	13,881	12,749
	$18,282	$16,114

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 were $1.1 million and $1.0 million, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2016 and 2015 was $281,000 and $226,000, respectively. Rent commitments under non-cancelable operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2017	$232
2018	200
2019	201
2020	185
2021	153
Thereafter	515
$1,486

8.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2016		2015
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$3,664	$—
Core deposit intangibles	4,259	3,699	4,027	3,473
Total	$14,547	$3,699	$7,691	$3,473

Notes to Consolidated Financial Statements

8.	Goodwill and Intangible Assets (continued)

Goodwill resulted from four acquisitions. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American Savings Bank (see Note 22). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded in 2016 or 2015. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

The core deposit intangible asset, resulting from two acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $226,000 and $195,000 in 2016 and 2015, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

Amortization
(Dollar amounts in thousands)	Expense
2017	$235
2018	196
2019	26
2020	21
2021	16
Thereafter	66
$560

9.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $5.3 million and $2.2 million at December 31, 2016 and 2015, respectively. During 2016, total principal additions and total principal reductions associated with these loans were $4.0 million and $205,000, respectively. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2016 and 2015 totaled $8.3 million and $4.0 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2016 and 2015, the Corporation did not pay directors or their affiliates for any such services.

10.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2016			2015
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	—	$123,717	21.2%	—	$119,790	24.4%
Interest bearing demand deposits	0.21%	304,265	52.0%	0.15%	256,620	52.4%
Time deposits	1.44%	156,958	26.8%	1.46%	113,477	23.2%
	0.50%	$584,940	100.0%	0.42%	$489,887	100.0%

Notes to Consolidated Financial Statements

10.	Deposits (continued)

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	%
2017	$47,125	30.0%
2018	41,455	26.4%
2019	26,391	16.8%
2020	12,669	8.1%
2021	18,855	12.0%
Thereafter	10,463	6.7%
	$156,958	100.0%

The Corporation had a total of $29.4 million and $22.2 million in time deposits of $250,000 or more at December 31, 2016 and 2015, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2016 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$541
Over three months to six months	769
Over six months to twelve months	2,822
Over twelve months	25,224
$29,356

11.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2016			2015
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$9,500	$2,341	3.34%	$14,250	$6,284	1.38%
Long-term borrowed funds	34,500	35,141	3.06%	35,000	15,205	3.97%
	$44,000	$37,482		$49,250	$21,489

Short-term borrowed funds at December 31, 2016 consisted of $7.0 million in FHLB overnight advances with a rate of 0.74% and $2.5 million outstanding on a $5.0 million unsecured line of credit with a correspondent bank with a rate of 4.25%, compared to $14.3 million in FHLB overnight advances with a rate of 0.43% at December 31, 2015.

Long-term borrowed funds at December 31, 2016 consisted of six $5.0 million FHLB term advances totaling $30.0 million, compared to seven $5.0 million FHLB advances totaling $35.0 million at December 31, 2015. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2016 totaled $253.0 million. In addition, during the second quarter of 2016, the Corporation borrowed a $5.0 million, five year unsecured term advance with a correspondent bank. The term advance has a fixed rate of 4.75% and principal payments of $250,000 are due on the first day of each quarter until maturity. At December 31, 2016, the outstanding balance on this term advance was $4.5 million.

During the fourth quarter of 2015, the Corporation borrowed four $5.0 million FHLB term advances consisting of two advances with three year terms and fixed rates of 1.69% and 1.62%, respectively, one advance with a four year term and fixed rate of 1.94% and one advance with a five year term and fixed rate of 2.06%. During the second quarter of 2016, the Corporation prepaid the $5.0 million advance with a three year term and fixed rate of 1.62% . The Corporation recognized a $71,000 prepayment penalty associated with this early repayment.

Notes to Consolidated Financial Statements

11.	Borrowed Funds (continued)

The three remaining $5.0 million FHLB term advances each have a fixed rate of 0.93% and mature in November 2017. These three advances originally had rates of 4.98%, 4.83% and 4.68%, but were exchanged and modified in 2012 for advances with a rate of 0.93%. At the time of the exchange, prepayment penalties associated with the three advances totaled $2.3 million and were cash-settled with the FHLB at the time of modification. The Corporation is amortizing this prepayment penalty over the life of the new advances. At December 31, 2016, unamortized prepayment penalties totaled $414,000.

Before modification, the three advances totaling $15.0 million had a weighted average rate of 4.83%. After modification and including prepayment penalty amortization, the three advances have a weighted average rate of 3.98%.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2017	$25,000
2018	6,000
2019	6,000
2020	6,000
2021	1,000
Thereafter	—
$44,000

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $37.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $93.5 million at December 31, 2016 was $122.5 million. In addition, the Corporation has $2.5 million of funds available on a line of credit through a correspondent bank.

12.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2016, $5.4 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $4.2 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2016, the Corporation had an outstanding balance on this line of $1.0 million.

Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Notes to Consolidated Financial Statements

12.	Regulatory Matters (continued)

In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$58,605	12.69%	$56,090	13.99%
For capital adequacy purposes	36,945	8.00%	32,070	8.00%
To be well capitalized	46,181	10.00%	40,087	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$53,050	11.49%	$51,073	12.74%
For capital adequacy purposes	27,709	6.00%	24,052	6.00%
To be well capitalized	36,945	8.00%	32,070	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$53,050	11.49%	$51,073	12.74%
For capital adequacy purposes	20,781	4.50%	18,039	4.50%
To be well capitalized	30,018	6.50%	26,057	6.50%
Tier 1 capital to average assets:
Actual	$53,050	7.84%	$51,073	8.83%
For capital adequacy purposes	27,081	4.00%	23,131	4.00%
To be well capitalized	33,852	5.00%	28,914	5.00%

13.	Commitments and Legal Contingencies

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

Notes to Consolidated Financial Statements

14.	Income Taxes

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2016	2015
Current	$1,045	$(5)
Deferred	203	1,146
	$1,248	$1,141

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2016		2015
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,779	34.0%	$1,800	34.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(472)	(9.0)%	(542)	(10.2)%
Earnings on bank-owned life insurance	(113)	(2.2)%	(112)	(2.1)%
Other, net	54	1.0%	(5)	(0.1)%
Provision	$1,248	23.8%	$1,141	21.6%

Notes to Consolidated Financial Statements

14.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2016	2015

Deferred tax assets:

Funded status of pension plan	$1,964	$1,810
Allowance for loan losses	1,885	1,805
Deferred compensation	414	406
Net unrealized loss on securities	349	127
Stock compensation	160	155
Accrued incentive compensation	158	220
Securities impairment	149	149
Net operating loss carryforward	106	—
Purchase accounting adjustments	89	—
Nonaccrual loan interest income	73	68
Other	29	52
Gross deferred tax assets	5,376	4,792

Deferred tax liabilities:

Accrued pension liability	1,525	1,702
Depreciation	1,006	908
Deferred loan fees	431	284
Intangible assets	324	317
Other	60	30
Gross deferred tax liabilities	3,346	3,241
Net deferred tax asset	$2,030	$1,551

The Bank has approximately $313,000 of federal net operating loss carryforward that expires in 2036. The net operating loss was acquired from UASB and is subject to limitations under the Internal Revenue Code Section 382. The entire loss carryforward is expected to be used before expiration. In addition, the company has approximately $21,000 of alternative minimum tax (AMT)credit carryforward acquired from UASB. The AMT credit is not subject to expiration.

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

At December 31, 2016 and December 31, 2015, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2013.

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$9,368	$6,851
Actual return on plan assets	612	(120)
Employer contribution	—	3,000
Benefits paid	(649)	(363)
Fair value of plan assets at end of year	9,331	9,368

Change in benefit obligation:
Benefit obligation at beginning of year	10,174	10,249
Interest cost	465	403
Actuarial loss	483	254
Effect of change in assumptions	136	(369)
Benefits paid	(649)	(363)
Benefit obligation at end of year	10,609	10,174
Funded status (plan assets less benefit obligation)	$(1,278)	$(806)

Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$3,812	$3,529
Accumulated prior service benefit	—	(15)
Amount recognized, end of year	$3,812	$3,514

Notes to Consolidated Financial Statements

15.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 17:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2016:
Money markets	$870	$870	$—	$—
Mutual funds - debt	3,247	—	3,247	—
Mutual funds - equity	4,458	—	4,458	—
Emclaire Financial Corp stock	756	756	—	—
	$9,331	$1,626	$7,705	$—
December 31, 2015:
Money markets	$757	$757	$—	$—
Mutual funds - debt	4,127	—	4,127	—
Mutual funds - equity	3,812	—	3,812	—
Emclaire Financial Corp stock	672	672	—	—
	$9,368	$1,429	$7,939	$—

There were no significant transfers between Level 1 and Level 2 during 2016.

The accumulated benefit obligation for the defined benefit pension plan was $10.6 million and $10.2 million at December 31, 2016 and 2015, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2016	2015
Interest cost	$465	$403
Expected return on plan assets	(665)	(652)
Amortization of prior service benefit and net loss	220	174
Net periodic pension benefit	20	(75)

Amortization of prior service benefit and net loss	(220)	(174)
Net loss	671	657
Total recognized in other comprehensive loss	451	483

Total recognized in net periodic benefit and other comprehensive loss	$471	$408

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $236,000 as of December 31, 2016.

Notes to Consolidated Financial Statements

15.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2016	2015
Discount rate for net periodic benefit cost	4.41%	3.91%
Discount rate for benefit obligations	4.19%	4.41%
Expected rate of return on plan assets	7.25%	7.75%

The Corporation’s pension plan asset allocation at December 31, 2016 and 2015, target allocation for 2017, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2017	2016	2015	2016
Equity securities	55%	54%	44%	4.21%
Debt securities	37%	37%	48%	2.98%
Money markets	8%	9%	8%	0.06%
	100%	100%	100%	7.25%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2017.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2017	$376
2018	365
2019	379
2020	426
2021	430
Following 5 years	2,457

Notes to Consolidated Financial Statements

15.	Employee Benefit Plans (continued)

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2016 and 2015, matching contributions were $196,000 and $178,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2016 and 2015, the Corporation made profit sharing contributions of $105,000 and $108,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2016 and 2015, the Corporation’s SERP liability was $1.1 million and $1.1 million, respectively. For the years ended December 31, 2016 and 2015, the Corporation recognized expense of $114,000 and $162,000, respectively, related to the SERP.

16.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 65,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock, of which 13 shares of restricted stock and 56,283 stock options remain available for issuance under the plan.

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

During 2016 and 2015, the Corporation granted restricted stock awards of 11,000 and 9,650 shares, respectively, with a face value of $294,000 and $227,000, respectively, based on the weighted-average grant date stock prices of $26.74 and $23.53, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. There were no stock options granted during 2016 or 2015. For the year ended December 31, 2016 and 2015 the Corporation recognized $205,000 and $184,000, respectively, in stock compensation expense.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2016, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2016	23,450	$24.38
Granted	11,000	26.74
Vested	(7,550)	25.30
Forfeited	—	—
Nonvested as of December 31, 2016	26,900	$25.09

Notes to Consolidated Financial Statements

16.	Stock Compensation Plans (continued)

A summary of option activity under the plans as of December 31, 2016, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Term (in years)
Outstanding as of January 1, 2016	73,000	$25.71	$9	1.6
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(11,000)	25.68	—	—
Outstanding as of December 31, 2016	62,000	$25.71	$219	0.6

Exercisable as of December 31, 2016	62,000	$25.71	$219	0.6

As of December 31, 2016, there was $479,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2016, the fair value of impaired loans consists of loan balances totaling $1.2 million, net of a valuation allowance of $120,000, compared to loan balances of $643,000, net of a valuation allowance of $47,000 at December 31, 2015. Additional provision for loan losses of $95,000 and $47,000 was recorded during the years ended December 31, 2016 and 2015, respectively, for these loans.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2016, the Corporation did not have any OREO measured at fair value. As of December 31, 2015, OREO measured at fair value less costs to sell had a net carrying amount of $13,000, which consisted of the outstanding balance of $22,000 less write-downs of $9,000.

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

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016:
U.S. Treasury and federal agency	$4,500	$4,500	$—	$—
U.S. government sponsored entities and agencies	8,998	—	8,998	—
U.S. agency mortgage-backed securities: residential	25,626	—	25,626	—
U.S. agency collateralized mortgage obligations: residential	24,706	—	24,706	—
State and political subdivision	27,608	—	27,608	—
Corporate debt securities	7,932	—	7,932	—
Equity securities	2,190	2,054	—	136
	$101,560	$6,554	$94,870	$136

December 31, 2015:
U.S. Treasury and federal agency	$1,466	$1,466	$—	$—
U.S. government sponsored entities and agencies	8,953	—	8,953	—
U.S. agency mortgage-backed securities: residential	33,150	—	33,150	—
U.S. agency collateralized mortgage obligations: residential	31,440	—	31,440	—
State and political subdivision	28,591	—	28,591	—
Corporate debt securities	7,487	—	7,487	—
Equity securities	1,894	1,820	—	74
	$112,981	$3,286	$109,621	$74

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2016 and 2015, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2016 and 2015:

(Dollar amounts in thousands)	2016	2015
Balance at the beginning of the period	$74	$898
Total gains or losses (realized/unrealized):
Included in earnings	—	(298)
Included in other comprehensive income	2	61
Issuances	—	—
Sales	—	(587)
Acquired	60	—
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$136	$74

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2016:
Impaired residential mortgage loan	$58	$—	$—	$58
Impaired commercial real estate loan	463	—	—	463
Impaired commercial business loan	582	—	—	582
	$1,103	$—	$—	$1,103

December 31, 2015:
Impaired commercial business loans	$596	$—	$—	$596
Other real estate owned	13	—	—	13
	$609	$—	$—	$609

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation Technique(s)	Unobservable Input(s)	Range

December 31, 2016:

Impaired residential mortgage loan	$58	Sales comparison approach	Adjustment for differences between comparable business assets	10%
Impaired commercial real estate loan	463	Sales comparison approach	Adjustment for differences between comparable sales	37%
Impaired commercial business loan	582	Liquidation value of business assets	Adjustment for differences between comparable business assets	64%

December 31, 2015:

Impaired commercial business loans	$596	Liquidation value of business assets	Adjustment for differences between comparable business assets	65%
Other residential real estate owned	13	Sales comparison approach	Adjustment for differences between comparable sales	10%

The two tables above exclude a $58,000 impaired residential mortgage loan classified as a TDR which was measured using a discounted cash flow methodology at December 31, 2016.

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments (continued)

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
		Fair Value Measurements Using:
Description	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2016:
Financial Assets:
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available for sale	101,560	101,560	6,554	94,870	136
Loans held for sale	68	68	—	68	—
Loans, net	515,435	519,573	—	—	519,573
Federal bank stock	4,861	N/A	N/A	N/A	N/A
Accrued interest receivable	1,815	1,815	37	365	1,413
	641,307	640,584	24,159	95,303	521,122
Financial Liabilities:
Deposits	584,940	582,458	423,693	158,765	—
FHLB advances	44,000	44,027	—	44,027	—
Accrued interest payable	239	239	7	232	—
	629,179	626,724	423,700	203,024	—

December 31, 2015:
Financial Assets:
Cash and cash equivalents	$11,546	$11,546	$11,546	$—	$—
Securities available for sale	112,981	112,981	3,286	109,621	74
Loans, net	429,891	436,009	—	—	436,009
Federal bank stock	4,240	N/A	N/A	N/A	N/A
Accrued interest receivable	1,501	1,501	64	299	1,138
	560,159	562,037	14,896	109,920	437,221
Financial Liabilities:
Deposits	489,887	491,781	376,409	115,372	—
FHLB advances	49,250	50,636	—	50,636	—
Accrued interest payable	179	179	5	174	—
	539,316	542,596	376,414	166,182	—

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$11,940	$12,785	$1,197	$2,298
Unused lines of credit	5,207	62,594	6,502	48,674
	$17,147	$75,379	$7,699	$50,972

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $76,000 and $146,000 at December 31, 2016 and 2015, respectively. The current amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements

18.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2016	2015

Assets:
Cash and cash equivalents	$20	$107
Securities available for sale	2,056	1,834
Equity in net assets of subsidiaries	59,078	51,209
Other assets	982	848
Total Assets	$62,136	$53,998

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,000	$1,000
Other short-term borrowed funds	2,500	—
Long-term borrowed funds	4,500	—
Accrued expenses and other liabilities	63	159
Stockholders' equity	54,073	52,839
Total Liabilities and Stockholders' Equity	$62,136	$53,998

Condensed Statements of Income
(Dollar amounts in thousands)	2016	2015

Income:
Dividends from subsidiaries	$3,132	$2,731
Investment income	66	376
Total income	3,198	3,107
Expense:
Interest expense	265	111
Noninterest expense	392	667
Total expense	657	778
Income before income taxes and undistributed subsidiary income	2,541	2,329
Undistributed equity in net income of subsidiary	1,244	1,688
Net income before income taxes	3,785	4,017
Income tax benefit	201	137
Net income	$3,986	$4,154
Comprehensive income	$3,257	$3,390

Notes to Consolidated Financial Statements

18.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2016	2015

Operating activities:
Net income	$3,986	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(1,244)	(1,688)
Realized gains on sales of available for sale securities, net	—	(298)
Other, net	(101)	134
Net cash provided by operating activities	2,641	2,302

Investing activities:
Sales (purchases) of investment securities	—	885
Investment in subsidiaries	(7,500)	(1,000)
Net cash used in investing activities	(7,500)	(115)

Financing activities:
Net change in borrowings	7,000	(3,375)
Proceeds from issuance of common stock	4	8,151
Redemption of preferred stock (Series B)	—	(5,000)
Proceeds from exercise of stock options, including tax benefit	—	81
Dividends paid	(2,232)	(1,957)
Net cash provided by (used in) financing activities	4,772	(2,100)

Increase (decrease) in cash and cash equivalents	(87)	87
Cash and cash equivalents at beginning of period	107	20
Cash and cash equivalents at end of period	$20	$107

Notes to Consolidated Financial Statements

19.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $1.1 million and $1.0 million for 2016 and 2015, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2016	2015
Customer bank card processing	$516	$543
Telephone and data communications	465	417
Subscriptions	422	318
Printing and supplies	362	299
Internet banking and bill pay	346	362
Travel, entertainment and conferences	330	325
Pennsylvania shares and use taxes	292	295
Marketing and advertising	291	244
Correspondent bank and courier fees	265	225
Charitable contributions	180	180
Regulatory examinations	177	159
Postage and freight	131	87
Memberships and dues	94	68
Penalty on prepayment of FHLB advance	71	—
Other	97	248
Total other noninterest expenses	$4,039	$3,770

20.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2016	2015
Earnings per common share - basic
Net income	$3,986	$4,154
Less: Preferred stock dividends and discount accretion	—	75
Net income available to common stockholders	$3,986	$4,079
Average common shares outstanding	2,146,130	1,982,072
Basic earnings per common share	$1.86	$2.06
Earnings per common share - diluted
Net income available to common stockholders	$3,986	$4,079
Average common shares outstanding	2,146,130	1,982,072
Add: Dilutive effects of assumed exercises of restricted stock and stock options	5,971	6,551
Average shares and dilutive potential common shares	2,152,101	1,988,623
Diluted earnings per common share	$1.85	$2.05
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	57,000	67,000

Notes to Consolidated Financial Statements

21.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2016:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Accumulated Other Comprehensive Income at January 1, 2016	$(248)	$(3,514)	$(3,762)
Other comprehensive income before reclassification	(377)	(443)	(820)
Amounts reclassified from accumulated other comprehensive income	(54)	145	91
Net current period other comprehensive income	(431)	(298)	(729)
Accumulated Other Comprehensive Income at December 31, 2016	$(679)	$(3,812)	$(4,491)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2016:

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$82	Gain on sale of securities
	(28)	Tax effect
	54	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$23	Compensation and employee benefits
Actuarial gains	(243)	Compensation and employee benefits
	(220)	Total before tax
	75	Tax effect
	(145)	Net of tax
Total reclassifications for the period	$(91)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2015:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Accumulated Other Comprehensive Income at January 1, 2015	$198	$(3,196)	$(2,998)
Other comprehensive income before reclassification	118	(433)	(315)
Amounts reclassified from accumulated other comprehensive income	(564)	115	(449)
Net current period other comprehensive income	(446)	(318)	(764)
Accumulated Other Comprehensive Income at December 31, 2015	$(248)	$(3,514)	$(3,762)

Notes to Consolidated Financial Statements

21.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2015:

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$854	Gain on sale of securities
	(290)	Tax effect
	564	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$31	Compensation and employee benefits
Actuarial gains	(205)	Compensation and employee benefits
	(174)	Total before tax
	59	Tax effect
	(115)	Net of tax
Total reclassifications for the period	$449

22.	Mergers and Acquisitions

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

Notes to Consolidated Financial Statements

22.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

(Dollar amounts in thousands)

Assets acquired:
Cash and cash equivalents	$9,899
Securities available for sale	60
Loans receivable	66,145
Federal bank stocks	978
Accrued interest receivable	187
Premises and equipment	1,169
Goodwill	6,624
Core deposit intangible	232
Prepaid expenses and other assets	989
Total assets acquired	86,283

Liabilities assumed:
Deposits	72,700
Accrued interest payable	29
Accrued expenses and other liabilities	346
Total liabilities assumed	73,075

Consideration paid	$13,208

The fair value of loans was determined using discounted cash flows. The book balance of the loans at the time of the acquisition was $66.1 million before considering United American’s allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of ($927,000) and an adjustment for other factors of $982,000. Loans evidencing credit deterioration since origination (purchased credit impaired loans) included in loans receivable were immaterial.

Costs related to the acquisition for the year ended December 31, 2016, totaled $401,000 including legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.