Form 10-Q
period 2017-03-31
EMCLAIRE FINANCIAL CORP
filed 2017-05-12
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock was 2,153,358 at May 12, 2017.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2017 and December 31, 2016
(Dollar amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets

Cash and due from banks	$2,489	$2,758
Interest earning deposits with banks	12,711	14,810
Cash and cash equivalents	15,200	17,568
Securities available for sale	99,096	101,560
Loans held for sale	—	68
Loans receivable, net of allowance for loan losses of $5,688 and $5,545	535,204	515,435
Federal bank stocks, at cost	4,626	4,861
Bank-owned life insurance	11,473	11,390
Accrued interest receivable	1,935	1,815
Premises and equipment, net	18,076	18,282
Goodwill	10,288	10,288
Core deposit intangible, net	500	560
Prepaid expenses and other assets	9,919	10,308

Total Assets	$706,317	$692,135

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$132,635	$123,717
Interest bearing	473,471	461,223
Total deposits	606,106	584,940
Short-term borrowed funds	2,500	9,500
Long-term borrowed funds	34,250	34,500
Accrued interest payable	253	239
Accrued expenses and other liabilities	8,447	8,883

Total Liabilities	651,556	638,062

Commitments and Contingent Liabilities	—	—

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,254,375 shares issued; 2,152,358 shares outstanding	2,818	2,818
Additional paid-in capital	27,955	27,900
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	30,335	29,960
Accumulated other comprehensive loss	(4,233)	(4,491)

Total Stockholders' Equity	54,761	54,073

Total Liabilities and Stockholders' Equity	$706,317	$692,135

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2017 and 2016
(Dollar amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2017	2016
Interest and dividend income:
Loans receivable, including fees	$5,565	$4,702
Securities:
Taxable	395	434
Exempt from federal income tax	143	159
Federal bank stocks	53	34
Interest earning deposits with banks	16	20
Total interest and dividend income	6,172	5,349

Interest expense:
Deposits	703	588
Borrowed funds	313	244
Total interest expense	1,016	832

Net interest income	5,156	4,517
Provision for loan losses	162	181

Net interest income after provision for loan losses	4,994	4,336

Noninterest income:
Fees and service charges	408	345
Net gain on sales of available for sale securities	—	2
Net gain on sales of loans	6	—
Earnings on bank-owned life insurance	101	98
Other	341	335
Total noninterest income	856	780

Noninterest expense:
Compensation and employee benefits	2,323	2,048
Premises and equipment	758	685
Intangible asset amortization	60	49
Professional fees	202	183
Federal deposit insurance	108	93
Acquisition costs	—	309
Other	1,170	651
Total noninterest expense	4,621	4,018

Income before provision for income taxes	1,229	1,098
Provision for income taxes	273	296

Net income	$956	$802

Basic earnings per common share	$0.44	$0.37
Diluted earnings per common share	0.44	0.37

Average common shares outstanding - basic	2,152,358	2,144,808
Average common shares outstanding - diluted	2,168,014	2,153,625

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2017 and 2016
(Dollar amounts in thousands)

	For the three months ended March 31,
	2017	2016
Net income	$956	$802

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain arising during the period	391	1,332
Reclassification adjustment for gains included in net income	—	(2)
	391	1,330
Tax effect	(133)	(452)

Net of tax	258	878

Comprehensive income	$1,214	$1,680

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016
(Dollar amounts in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$956	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292	273
Provision for loan losses	162	181
Amortization of premiums, net	158	74
Amortization of intangible assets and mortgage servicing rights	77	49
Realized gains on sales of available for sale securities, net	—	(2)
Net gains on sales of loans	(6)	—
Net gains on foreclosed real estate	—	(9)
Loans originated for sale	(1,791)	—
Proceeds from the sale of loans originated for sale	1,865	—
Stock compensation expense	55	46
Increase in bank-owned life insurance, net	(83)	(82)
Increase in accrued interest receivable	(120)	(211)
Decrease in prepaid expenses and other assets	168	180
Increase in accrued interest payable	14	41
Decrease in accrued expenses and other liabilities	(435)	(738)
Net cash provided by operating activities	1,312	604

Cash flows from investing activities
Loan originations and principal collections, net	(20,102)	2,641
Purchase of residential mortgage loans	—	(6,911)
Available for sale securities:
Sales	—	3,679
Maturities, repayments and calls	3,821	2,066
Purchases	(983)	(3,906)
Redemption of federal bank stocks	235	1,191
Proceeds from the sale of foreclosed real estate	100	91
Purchases of premises and equipment	(86)	(83)
Net cash used in investing activities	(17,015)	(1,232)

Cash flows from financing activities
Net increase in deposits	21,166	20,792
Net change in short-term borrowings	(7,250)	(14,250)
Dividends paid	(581)	(558)
Net cash provided by financing activities	13,335	5,984

Increase (decrease) in cash and cash equivalents	(2,368)	5,356
Cash and cash equivalents at beginning of period	17,568	11,546
Cash and cash equivalents at end of period	$15,200	$16,902

Supplemental information:
Interest paid	$1,002	$791

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	29	86

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	For the three months ended March 31,
	2017	2016

Balance at beginning of period	$54,073	$52,839

Net income	956	802

Other comprehensive income	258	878

Stock compensation expense	55	46

Dividends declared on common stock	(581)	(558)

Balance at end of period	$54,761	$54,007

Cash dividend per common share	$0.27	$0.26

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2016, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Included in the purchase price was goodwill and a core deposit intangible of $6.6 million and $232,000, respectively. Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. The core deposit intangible will be amortized over a weighted average estimated life of ten years using the double declining balance method. Core deposit intangible expense for 2016 was $31,000 and is projected for the succeeding four years beginning 2017 to be $40,000, $32,000, $26,000 and $20,000 per year, respectively, and $83,000 in total for years after 2020.

2.	Mergers and Acquisitions (continued)

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

For the three months ended March 31, 2016, costs related to the acquisition totaled $309,000 including legal fees, system conversion costs and other costs of $144,000, $100,000 and $65,000, respectively.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

3.	Earnings per Common Share (continued)

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended March 31,
	2017	2016
Earnings per common share - basic

Net income	$956	$802

Average common shares outstanding	2,152,358	2,144,808

Basic earnings per common share	$0.44	$0.37

Earnings per common share - diluted

Net income	$956	$802

Average common shares outstanding	2,152,358	2,144,808
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	15,656	8,817

Average shares and dilutive potential common shares	2,168,014	2,153,625

Diluted earnings per common share	$0.44	$0.37

Stock options not considered in computing earnings per share because they were antidilutive	—	67,000

4.	Securities

The following table summarizes the Corporation’s securities as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
March 31, 2017:
U.S. Treasury and federal agency	$4,547	$—	$(40)	$4,507
U.S. government sponsored entities and agencies	9,176	—	(156)	9,020
U.S. agency mortgage-backed securities: residential	24,841	99	(192)	24,748
U.S. agency collateralized mortgage obligations: residential	25,423	19	(656)	24,786
State and political subdivisions	26,406	107	(76)	26,437
Corporate debt securities	7,511	23	(79)	7,455
Equity securities	1,829	337	(23)	2,143
	$99,733	$585	$(1,222)	$99,096
December 31, 2016:
U.S. Treasury and federal agency	4,550	—	(50)	4,500
U.S. government sponsored entities and agencies	9,186	—	(188)	8,998
U.S. agency mortgage-backed securities: residential	25,790	32	(196)	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	23	(684)	24,706
State and political subdivisions	27,853	17	(262)	27,608
Corporate debt securities	8,012	5	(85)	7,932
Equity securities	1,829	373	(12)	2,190
	$102,587	$450	$(1,477)	$101,560

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2017. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$2,002	$1,999
Due after one year through five years	23,925	23,864
Due after five through ten years	20,701	20,568
Due after ten years	1,012	988
Mortgage-backed securities: residential	24,841	24,748
Collateralized mortgage obligations: residential	25,423	24,786
	$97,904	$96,953

4.	Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017:
U.S. Treasury and federal agency	$4,507	$(40)	$—	$—	$4,507	$(40)
U.S. government sponsored entities and agencies	9,020	(156)	—	—	9,020	(156)
U.S. agency mortgage-backed securities: residential	13,386	(192)	—	—	13,386	(192)
U.S. agency collateralized mortgage obligations: residential	9,888	(225)	13,080	(431)	22,968	(656)
State and political subdivisions	7,815	(76)	—	—	7,815	(76)
Corporate debt securities	3,932	(79)	—	—	3,932	(79)
Equity securities	—	—	227	(23)	227	(23)
	$48,548	$(768)	$13,307	$(454)	$61,855	$(1,222)

December 31, 2016:
U.S. Treasury and federal agency	$4,500	$(50)	$—	$—	$4,500	$(50)
U.S. government sponsored entities and agencies	8,998	(188)	—	—	8,998	(188)
U.S. agency mortgage-backed securities: residential	23,279	(196)	—	—	23,279	(196)
U.S. agency collateralized mortgage obligations: residential	13,568	(438)	9,317	(246)	22,885	(684)
State and political subdivisions	21,924	(262)	—	—	21,924	(262)
Corporate debt securities	3,927	(85)	—	—	3,927	(85)
Equity securities	—	—	237	(12)	237	(12)
	$76,196	$(1,219)	$9,554	$(258)	$85,750	$(1,477)

Gains on sales of available for sale securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months ended March 31,
	2017	2016
Proceeds	$—	$3,679
Gains	—	2
Tax provision related to gains	—	1

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

There was one equity security in an unrealized loss position for more than 12 months as of March 31, 2017. Equity securities owned by the Corporation consist of common stock of various financial service providers. This investment security is in an unrealized loss position as a result of the illiquid nature of the stock. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost in the near future. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of March 31, 2017 to be other-than-temporarily impaired.

There were 81 debt securities in an unrealized loss position as of March 31, 2017, of which 13 were in an unrealized loss position for more than 12 months. Of these 81 securities, 25 were government-backed collateralized mortgage obligations, 25 were state and political subdivision securities, 11 were mortgage-backed securities, 8 were U.S. government sponsored entity and agency securities, 7 were corporate securities, and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of March 31, 2017 to be other-than-temporarily impaired. In addition, there was one corporate debt security which on May 1, 2017, the Corporation identified as other-than temporarily impaired due to deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest. The difference between the fair value and amortized cost at March 31, 2017 was immaterial. The Corporation will record an other-than-temporary charge during the second quarter of 2017 related to this security (see Note 12).

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Mortgage loans on real estate:
Residential first mortgages	$209,694	$198,167
Home equity loans and lines of credit	90,648	91,359
Commercial real estate	178,024	166,994
	478,366	456,520
Other loans:
Commercial business	55,753	57,788
Consumer	6,773	6,672
	62,526	64,460

Total loans, gross	540,892	520,980

Less allowance for loan losses	5,688	5,545

Total loans, net	$535,204	$515,435

Included in total loans above are net deferred costs of $1.4 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively.

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

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total

Three months ended March 31, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(26)	(1)	—	—	(19)	(46)
Recoveries	—	19	2	—	6	27
Provision	136	(3)	133	(117)	13	162

Ending Balance	$1,956	$648	$2,449	$583	$52	$5,688

Three months ended March 31, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(33)	—	—	—	(9)	(42)
Recoveries	—	1	4	—	3	8
Provision	181	49	(263)	202	12	181

Ending Balance	$1,577	$636	$1,926	$1,162	$51	$5,352

At March 31, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$10	$—	$—	$—	$—	$10
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,946	648	2,449	583	52	5,678

Total	$1,956	$648	$2,449	$583	$52	$5,688

Total loans:
Individually evaluated for impairment	$449	$—	$991	$641	$—	$2,081
Acquired loans collectively evaluated for impairment	23,574	4,760	26,559	1,043	—	55,936
Originated loans collectively evaluated for impairment	185,671	85,888	150,474	54,069	6,773	482,875

Total	$209,694	$90,648	$178,024	$55,753	$6,773	$540,892

At December 31, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$—	$95	$6	$—	$120
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,827	633	2,219	694	52	5,425

Total	$1,846	$633	$2,314	$700	$52	$5,545

Total loans:
Individually evaluated for impairment	$135	$—	$1,014	$684	$—	$1,833
Acquired loans collectively evaluated for impairment	25,024	5,225	27,492	1,182	13	58,936
Originated loans collectively evaluated for impairment	173,008	86,134	138,488	55,922	6,659	460,211

Total	$198,167	$91,359	$166,994	$57,788	$6,672	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At March 31, 2017, there was no allowance for loan losses allocated to loans acquired in the April 2016 merger with United American (See Note 2).

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2017:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2017			For the three months ended March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$77	$77	$10	$106	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	279	—	—
Commercial business	—	—	—	294	—	—
Consumer	—	—	—	—	—	—

Total	$77	$77	$10	$679	$1	$1

	Impaired Loans with No Specific Allowance
	As of March 31, 2017		March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$409	$372	$186	$7	$7
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,165	991	724	1	1
Commercial business	641	641	369	—	—
Consumer	—	—	—	—	—

Total	$2,215	$2,004	$1,279	$8	$8

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2016:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2016			For the year ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$168	$135	$19	$119	$6	$6
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	557	557	95	130	23	—
Commercial business	588	588	6	428	—	—
Consumer	—	—	—	—	—	—

Total	$1,313	$1,280	$120	$677	$29	$6

	Impaired Loans with No Specific Allowance
	As of December 31, 2016		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	—	—	23	—	—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	631	457	735	3	3
Commercial business	96	96	322	2	2
Consumer	—	—	—	—	—

Total	727	553	1,080	5	5

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2016			For the three months ended March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$78	$78	$19	$124	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	47	—	—
Commercial business	629	629	78	776	—	—
Consumer	—	—	—	—	—	—

Total	$707	$707	$97	$947	$1	$1

	Impaired Loans with No Specific Allowance
	As of March 31, 2016		For the three months ended March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period

Residential first mortgages	$91	$58	$29	$2	$2
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,256	857	801	1	1
Commercial business	75	75	76	—	—
Consumer	—	—	—	—	—

Total	$1,422	$990	$906	$3	$3

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

At March 31, 2017 and December 31, 2016, the Corporation had $549,000 and $239,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $10,000 and $19,000 of specific allowance for these loans at March 31, 2017 and December 31, 2016, respectively.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

During the three month period ended March 31, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At March 31, 2017, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the periods. During the three month period ended March 31, 2016, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month periods ended March 31, 2017 and 2016, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017:
Residential first mortgages	$208,905	$—	$—	$789	$—	$209,694
Home equity and lines of credit	89,997	—	—	651	—	90,648
Commercial real estate	—	171,228	1,505	5,291	—	178,024
Commercial business	—	54,105	472	1,176	—	55,753
Consumer	6,773	—	—	—	—	6,773

Total	$305,675	$225,333	$1,977	$7,907	$—	$540,892

December 31, 2016:
Residential first mortgages	$197,041	$—	$—	$1,126	$—	$198,167
Home equity and lines of credit	91,017	—	—	342	—	91,359
Commercial real estate	—	161,312	1,077	4,605	—	166,994
Commercial business	—	52,125	4,926	737	—	57,788
Consumer	6,659	—	—	13	—	6,672

Total	$294,717	$213,437	$6,003	$6,823	$—	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2017:
Residential first mortgages	$207,189	$1,756	$7	$—	$742	$209,694
Home equity and lines of credit	89,722	265	10	123	528	90,648
Commercial real estate	176,115	835	—	47	1,027	178,024
Commercial business	54,980	32	100	—	641	55,753
Consumer	6,754	17	2	—	—	6,773

Total loans	$534,760	$2,905	$119	$170	$2,938	$540,892

December 31, 2016:
Residential first mortgages	$194,830	$1,916	$295	$—	$1,126	$198,167
Home equity and lines of credit	90,557	460	—	2	340	91,359
Commercial real estate	165,318	561	—	42	1,073	166,994
Commercial business	56,972	56	34	—	726	57,788
Consumer	6,602	28	29	—	13	6,672

Total loans	$514,279	$3,021	$358	$44	$3,278	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2017:
Residential first mortgages	$71	$394	$—	$277	$742
Home equity and lines of credit	—	—	—	528	528
Commercial real estate	384	—	—	643	1,027
Commercial business	578	39	—	24	641
Consumer	—	—	—	—	—

Total loans	$1,033	$433	$—	$1,472	$2,938

December 31, 2016:
Residential first mortgages	72	77	—	977	1,126
Home equity and lines of credit	—	—	—	340	340
Commercial real estate	397	—	557	119	1,073
Commercial business	631	—	—	95	726
Consumer	—	—	—	13	13

Total loans	$1,100	$77	$557	$1,544	$3,278

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,259	3,759	4,259	3,699

Total	$14,547	$3,759	$14,547	$3,699

Goodwill resulted from four acquisitions. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American (see Note 2). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2016 or in the first three months of 2017.

The core deposit intangible asset, resulting from two acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ending March 31, 2017 and 2016, the Corporation recorded intangible amortization expense totaling $60,000 and $49,000, respectively.

7.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2017, 65,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permits the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of March 31, 2017, 13 shares of restricted stock and 56,283 stock options remain available for issuance under the plan.

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

A summary of option activity under the Plans as of March 31, 2017, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Term (in years)
Outstanding as of January 1, 2017	62,000	$25.71	$219	0.6
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2017	62,000	$25.71	$219	0.3

Exercisable as of March 31, 2017	62,000	$25.71	$219	0.3

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2017, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2017	26,900	$25.09
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2017	26,900	$25.09

For the three month periods ended March 31, 2017 and 2016, the Corporation recognized $55,000 and $46,000, respectively, in stock compensation expense. As of March 31, 2017, there was $425,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

8.	Fair Value

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction or exit price on the date indicated. The estimated fair value amounts have been measured as of their respective dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

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

8.	Fair Value (continued)

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral, compared to loan balances of $1.2 million, net of a valuation allowance of $120,000, at December 31, 2016. There was no additional provision for loan losses recorded for impaired loans during the three month periods ended March 31, 2017 and 2016.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2017 and December 31, 2016, the Corporation had no OREO measured at fair value. There was no expense recorded during the three month periods ended March 31, 2017 and 2016 associated with the write-down of OREO.

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

8.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017:
U.S. Treasury and federal agency	$4,507	$4,507	$—	$—
U.S. government sponsored entities and agencies	9,020	—	9,020	—
U.S. agency mortgage-backed securities: residential	24,748	—	24,748	—
U.S. agency collateralized mortgage obligations: residential	24,786	—	24,786	—
State and political subdivision	26,437	—	26,437	—
Corporate debt securities	7,455	—	7,455	—
Equity securities	2,143	2,007	—	136
	$99,096	$6,514	$92,446	$136

December 31, 2016:
U.S. Treasury and federal agency	4,500	4,500	—	—
U.S. government sponsored entities and agencies	8,998	—	8,998	—
U.S. agency mortgage-backed securities: residential	25,626	—	25,626	—
U.S. agency collateralized mortgage obligations: residential	24,706	—	24,706	—
State and political subdivisions	27,608	—	27,608	—
Corporate debt securities	7,932	—	7,932	—
Equity securities	2,190	2,054	—	136
	$101,560	$6,554	$94,870	$136

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month periods ended March 31, 2017 and 2016, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2017 and 2016:

(Dollar amounts in thousands)	Three months ended March 31,
	2017	2016
Balance at the beginning of the period	$136	$74
Total gains or losses (realized/unrealized):	—	—
Included in earnings	—	—
Included in other comprehensive income	—	—
Acquired	—	—
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$136	$74

8.	Fair Value (continued)

The Corporation had no assets measured at fair value on a non-recurring basis at March 31, 2017. For assets measured at fair value on a non-recurring basis at December 31, 2016, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016:
Impaired residential mortgage loan	$58	$—	$—	$58
Impaired commercial real estate loan	463			463
Impaired commercial business loan	582	—	—	582

	$1,103	$—	$—	$1,103

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation Technique(s)	Unobservable Input(s)	Weighted Average
December 31, 2016:

Impaired residential mortgage loan	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%

Impaired commercial real estate loan	463	Sales comparison approach	Adjustment for differences between comparable sales	37%

Impaired commercial business loan	582	Liquidation value of business assets	Adjustment for differences between comparable business assets	64%

The two tables above exclude an impaired residential mortgage loan totaling $77,000 classified as a TDR which was measured using a discounted cash flow methodology at March 31, 2017. Excluded at December 31, 2016 was an impaired residential mortgage loan totaling $58,000 classified as a TDR which was measured using a discounted cash flow methodology.

8.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2017:
Financial Assets:
Cash and cash equivalents	$15,200	$15,200	$15,200	$—	$—
Securities available for sale	99,096	99,096	6,514	92,446	136
Loans held for sale	—	—	—	—	—
Loans, net	535,204	537,243	—	—	537,243
Federal bank stock	4,626	—	N/A	N/A	N/A
Accrued interest receivable	1,935	1,935	76	364	1,495
	$656,061	$653,474	$21,790	$92,810	$538,874
Financial Liabilities:
Deposits	606,106	607,796	443,440	164,356	—
Borrowed funds	36,750	36,902	—	36,902	—
Accrued interest payable	253	253	5	248	—
	$643,109	$644,951	$443,445	$201,506	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016:
Financial Assets:
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available for sale	101,560	101,560	6,554	94,870	136
Loans held for sale	68	68	—	68	—
Loans, net	515,435	519,573	—	—	519,573
Federal bank stock	4,861	—	N/A	N/A	N/A
Accrued interest receivable	1,815	1,815	37	365	1,413
	$641,307	$640,584	$24,159	$95,303	$521,122
Financial Liabilities:
Deposits	584,940	582,458	423,693	158,765	—
Borrowed funds	44,000	44,027	—	44,027	—
Accrued interest payable	239	239	7	232	—
	$629,179	$626,724	$423,700	$203,024	$—

9.	Regulatory Matters

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

9.	Regulatory Matters (continued)

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2017, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$58,878	12.39%	$58,605	12.69%
For capital adequacy purposes	38,019	8.00%	36,945	8.00%
To be well capitalized	47,524	10.00%	46,181	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$53,184	11.19%	$53,050	11.49%
For capital adequacy purposes	28,514	6.00%	27,709	6.00%
To be well capitalized	38,019	8.00%	36,945	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$53,184	11.19%	$53,050	11.49%
For capital adequacy purposes	21,386	4.50%	20,781	4.50%
To be well capitalized	30,890	6.50%	30,018	6.50%
Tier 1 capital to average assets:
Actual	$53,184	7.75%	$53,050	7.84%
For capital adequacy purposes	27,445	4.00%	27,081	4.00%
To be well capitalized	34,306	5.00%	33,852	5.00%

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)

Other comprehensive income before reclassification	258	—	258
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	258	—	258

Accumulated Other Comprehensive Income (Loss) at March 31, 2017	$(421)	$(3,812)	$(4,233)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2017.

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(248)	$(3,514)	$(3,762)

Other comprehensive income before reclassification	879	—	879
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)
Net current period other comprehensive income	878	—	878

Accumulated Other Comprehensive Income (Loss) at March 31, 2016	$630	$(3,514)	$(2,884)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended March 31, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2	Net gain on sale of available-for-sale securities
	(1)	Provision for income taxes
Total reclassifications for the period	$1	Net of tax

11.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. ASU 2014-9 is not expected to have a significant impact on the Corporation's interest income, as our financial instruments are not within the scope of this standard, or fee-based income. We will continue to evaluate the impact of this standard.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Corporation is evaluating the impact of this ASU on its financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force”. ASU 2016-15 clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Corporation is evaluating the impact of ASU 2016-15 on its financial statements and disclosures.

11.	Recent Accounting Pronouncements (continued)

In January 2017, FASB ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Corporation's most recent annual impairment assessment determined that the Corporation's goodwill was not impaired. Although the Corporation cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Corporation's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In March 2017, the FASB issued ASU 2017-08, “Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Corporation is currently evaluating the potential impact of ASU 2016-02 on its financial statements and disclosures.

Adoption of New Accounting Policies

In the first quarter of 2017, the Corporation adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies certain aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards either as equity or liabilities, and classifications on the statement of cash flows. This ASU did not have a material impact on the Corporation's financial statements and disclosures.

12.	Subsequent Events

On May 1, 2017, the Corporation concluded that a $508,000 investment in subordinated debt issued by First NBC Bank Holding Company was other-than-temporarily impaired. On April 28, 2017, the Louisiana Office of Financial Institutions shut down First NBC Bank, the wholly owned banking subsidiary of First NBC Bank Holding Company, and named the FDIC as receiver for the bank. The Corporation expects to record a pre-tax impairment charge on this investment in an amount up to $508,000 during the second quarter of 2017.

On May 4, 2017, the Corporation and Northern Hancock Bank & Trust Co. (Northern Hancock) announced that they have entered into an Agreement and Plan of Merger providing for the acquisition of Northern Hancock by the Corporation. Northern Hancock is a West Virginia bank headquartered in Newall, West Virginia and operates two offices located in Hancock County, West Virginia.

Under the terms of the merger agreement, Northern Hancock will merge into the Bank and shareholders of Northern Hancock will receive 0.9793 of a share of the Corporation's common stock and $3.35 in cash for each share of common stock of Northern Hancock upon completion of the merger or approximately $1.9 million in the aggregate. The merger is expected to be completed in the third or fourth quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of Northern Hancock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2017, compared to the same period in 2016 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 29 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $14.2 million, or 2.1%, to $706.3 million at March 31, 2017 from $692.1 million at December 31, 2016. Asset growth was driven by an increase in net loans receivable of $19.8 million, partially offset by a decrease in cash and equivalents and investment securities of $2.4 million and $2.5 million, respectively. Total liabilities increased $13.5 million, or 2.1%, to $651.6 million at March 31, 2017 from $638.1 million at December 31, 2016, resulting primarily from a $21.2 million increase in customer deposits, partially offset by a $7.3 million decrease in borrowed funds. Deposit growth consisted of a $12.2 million, or 2.7%, increase in interest bearing deposits and a $8.9 million, or 7.2%, increase in noninterest-bearing deposits.

Stockholders’ equity increased $688,000, or 1.3%, to $54.8 million at March 31, 2017 from $54.1 million at December 31, 2016 primarily due to net income of $956,000 for the three month period, offset by dividends of $581,000 paid. Book value per common share was $25.44 at March 31, 2017, compared to $25.12 at December 31, 2016.

At March 31, 2017, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.75%, 11.19%, 11.19% and 12.39%, respectively. The Bank was also considered “well-capitalized” at December 31, 2016 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.84%, 11.49%, 11.49% and 12.69%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2017 and 2016

General. Net income increased $154,000, or 19.2%, to $956,000 for the three months ended March 31, 2017 from $802,000 for the same period in 2016. This increase was the result of increases in net interest income and noninterest income of $639,000 and $76,000, respectively, and decreases in in the provision for loans losses and the provision for income taxes of $19,000 and $23,000, respectively, partially offset by a $603,000 increase in noninterest expense.

Net interest income. Tax equivalent net interest income increased $618,000, or 13.2%, to $5.3 million for the three months ended March 31, 2017 from $4.7 million for the three months ended March 31, 2016. This increase was attributed to an increase in tax equivalent interest income of $803,000, partially offset by an increase in interest expense of $185,000.

Interest income. Tax equivalent interest income increased $803,000, or 14.6%, to $6.3 million for the three months ended March 31, 2017 from $5.5 million for the same period in 2016. This increase was attributed to increases in interest earned on loans and dividends on federal bank stocks of $849,000 and $19,000, respectively, partially offset by decreases in interest earned on securities and interest-earnings deposits with bank of $61,000 and $4,000, respectively.

Tax equivalent interest earned on loans receivable increased $849,000, or 17.7%, to $5.6 million for the three months ended March 31, 2017 compared to $4.8 million for the same period in 2016. This increase resulted from a $97.8 million, or 22.4% increase in average loans, accounting for an increase of $1.0 million in interest income. The increase in loans receivable was partially related to the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 14 basis points to 4.28% for the three months ended March 31, 2017, versus 4.42% for the same period in 2016. This unfavorable yield variance accounted for a $191,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $61,000, or 9.3%, to $592,000 for the three months ended March 31, 2017 compared to $653,000 for the three months ended March 31, 2016. This decrease resulted from an $11.6 million, or 10.4%, decrease in the average balance of securities, accounting for a $68,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 4 basis points to 2.40% for the three months ended March 31, 2017 versus 2.36% for the same period in 2016. This favorable yield variance accounted for a $7,000 increase in interest income.

Interest earned on deposits with banks decreased $4,000 to $16,000 for the three months ended March 31, 2017 compared to $20,000 for the three months ended March 31, 2016. This decrease resulted from a $5.4 million decrease in the average balance of interest-earning deposits, accounting for a decrease of $9,000 in interest income. Partially offsetting the unfavorable volume variance, the average yield on these accounts increased 16 basis points to 0.71% for the three months ended March 31, 2017, versus 0.55% for the same period in 2016, accounting for a $5,000 increase in interest income.

Dividends on federal bank stocks increased $19,000, or 51.4%, to $53,000 for the three months ended March 31, 2017 from $34,000 for the same period in 2016. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.7 million, or 53.4%, to $4.9 million compared to $3.2 million for the same period in 2016, accounting for an $18,000 increase in interest income. Additionally, the average yield on these assets increased 10 basis points to 4.35% for the three months ended March 31, 2017, versus 4.25% for the same period in 2016, accounting for a $1,000 increase in interest income.

Interest expense. Interest expense increased $185,000, or 22.2%, to $1.0 million for the three months ended March 31, 2017 from $832,000 for the same period in 2016. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $115,000 and $70,000, respectively.

Interest expense incurred on deposits increased $115,000, or 19.6%, to $703,000 for the three months ended March 31, 2017 compared to $588,000 for the same period in 2016. The average balance of interest-bearing deposits increased $75.9 million, or 19.5%, to $465.4 million for the three months ended March 31, 2017, compared to $389.5 million for the same period in 2016 causing a $115,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016. The average cost of interest-bearing deposits was 0.61% for the three month periods ended March 31, 2017 and 2016.

Interest expense incurred on borrowed funds increased $70,000, or 28.7%, to $314,000 for the three months ended March 31, 2017, compared to $244,000 for the same period in the prior year. The average balance of borrowed funds increased $8.2 million, or 22.5%, to $44.7 million for the three months ended March 31, 2017, compared to $36.5 million for the same period in 2016 causing a $22,000 increase in interest expense. Additionally, the average cost of borrowed funds increased 16 basis points, or 5.9%, to 2.85% for the three months ended March 31, 2017 compared to 2.69% for the same period in 2016 causing a $48,000 increase in interest expense.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$510,752	$5,374	4.27%	$410,174	$4,480	4.39%
Loans, tax exempt	23,782	272	4.64%	26,532	317	4.81%
Total loans receivable	534,534	5,646	4.28%	436,706	4,797	4.42%

Securities, taxable	73,288	395	2.19%	82,670	434	2.11%
Securities, tax exempt	26,585	197	3.00%	28,756	219	3.07%
Total securities	99,873	592	2.40%	111,426	653	2.36%

Interest-earning deposits with banks	9,085	16	0.71%	14,532	20	0.55%
Federal bank stocks	4,936	53	4.35%	3,218	34	4.25%
Total interest-earning cash equivalents	14,021	69	2.00%	17,750	54	1.22%

Total interest-earning assets	648,428	6,307	3.94%	565,882	5,504	3.91%
Cash and due from banks	2,646			2,359
Other noninterest-earning assets	46,599			36,202

Total Assets	$697,673			$604,443

Interest-bearing liabilities:
Interest-bearing demand deposits	$305,637	$171	0.23%	$269,585	$130	0.19%
Time deposits	159,778	532	1.35%	119,939	458	1.53%
Total interest-bearing deposits	465,415	703	0.61%	389,524	588	0.61%

Borrowed funds, short-term	10,423	42	1.63%	1,460	2	0.42%
Borrowed funds, long-term	34,256	272	3.21%	35,000	242	2.78%
Total borrowed funds	44,679	314	2.85%	36,460	244	2.69%

Total interest-bearing liabilities	510,094	1,017	0.81%	425,984	832	0.79%

Noninterest-bearing demand deposits	123,814	—	—	116,388	—	—

Funding and cost of funds	633,908	1,017	0.65%	542,372	832	0.62%

Other noninterest-bearing liabilities	9,323			8,513

Total Liabilities	643,231			550,885
Stockholders' Equity	54,442			53,558

Total Liabilities and Stockholders' Equity	$697,673			$604,443

Net interest income		$5,290			$4,672

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.13%			3.13%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.31%			3.32%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,040	$(191)	$849
Securities	(68)	7	(61)
Interest-earning deposits with banks	(9)	5	(4)
Federal bank stocks	18	1	19

Total interest-earning assets	981	(178)	803

Interest expense:
Interest-bearing deposits	115	—	115
Borrowed funds, short-term	27	13	40
Borrowed funds, long-term	(5)	35	30

Total interest-bearing liabilities	137	48	185

Net interest income	$844	$(226)	$618

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2017 and 2016 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2017	2016
Balance at the beginning of the period	$5,545	$5,205
Provision for (recovery of) loan losses	162	181
Charge-offs	(46)	(42)
Recoveries	27	8
Balance at the end of the period	$5,688	$5,352

Nonperforming loans	$3,108	$3,228
Nonperforming assets	3,328	3,393
Nonperforming loans to total loans	0.57%	0.74%
Nonperforming assets to total assets	0.47%	0.56%
Allowance for loan losses to total loans	1.05%	1.22%
Allowance for loan losses to nonperforming loans	183.01%	165.80%

Nonperforming loans decreased $215,000, or 6.5%, to $3.1 million at March 31, 2017 from $3.3 million at December 31, 2016. This decrease was primarily due to the payoff of two residential mortgage loans on nonaccrual status totaling $391,000. Of the $3.1 million in nonperforming loans, $1.0 million were not past due at March 31, 2017.

As of March 31, 2017, the Corporation’s classified and criticized assets amounted to $9.9 million, or 1.4% of total assets, with $7.9 million classified as substandard and $2.0 million identified as special mention. This compares to classified and criticized assets of $12.8 million, or 1.9% of total assets, with $6.8 million classified as substandard and $6.0 million identified as special mention at December 31, 2016. This decrease was related to the risk rating upgrade of one commercial loan relationship.

The provision for loan losses decreased $19,000, or 10.5%, to $162,000 for the three months ended March 31, 2017 from $181,000 for the same period in the prior year.

Noninterest income. Noninterest income increased $76,000, or 9.7%, to $856,000 for the three months ended March 31, 2017, compared to $780,000 for the same period in the prior year. This increase resulted primarily from a $63,000 increase in customer service fees as overdraft charges for the first quarter of 2017 exceeded the levels realized in the same quarter in the prior year.

Noninterest expense. Noninterest expense increased $603,000, or 15.0%, to $4.6 million for the three months ended March 31, 2017 compared to $4.0 million for the same period in 2016. This increase in noninterest expense can be attributed to increases in compensation and benefits, premises and equipment, intangible asset amortization, professional fees, federal deposit insurance and other noninterest expense of $275,000, $73,000, $11,000, $19,000, $15,000 and $519,000, respectively, partially offset by a $309,000 decrease in acquisition costs.

Compensation and employee benefits expense increased $275,000, or 13.4%, to $2.3 million for the three months ended March 31, 2017 compared to $2.0 million for the same period in the prior year. This increase was primarily the result of increases in salaries, retirement benefits, payroll taxes and insurance benefits of $191,000, $29,000, $25,000 and $23,000, respectively. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $73,000, or 10.7%, to $758,000 for the three months ended March 31, 2017 compared to $685,000 for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $60,000 of expense for the quarter ended March 31, 2017.

Other noninterest expense increased $519,000, or 79.7%, to $1.2 million for the three months ended March 31, 2017 compared to $651,000 for the same period in the prior year. Contributing to the increase were increases in travel and entertainment expenses, bad checks and other losses, overdraft privilege program administration fees, Pennsylvania shares tax, telecommunications expenses, collection expenses and operating costs of associated with the two new branch offices.

The Corporation recognized $60,000 of core deposit intangible amortization expense during the first quarter of 2016 compared to $49,000 for the same period in 2016. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Acquisition expense decreased by $309,000 for the three months ended March 31, 2017 compared to the same period in the prior year. Costs related to the acquisition of United American totaled $309,000 for the three months ended March 31, 2016. These costs included legal fees, system conversion costs and other costs of $144,000, $100,000 and $65,000, respectively.

Provision for income taxes. The provision for income taxes decreased $23,000, or 7.8%, to $273,000 for the three months ended March 31, 2017 compared to $296,000 for the same period in the prior year. This related to a decrease in the Corporation’s effective tax rate to 22.2% for the three months ended March 31, 2017 compared to 27.0% for the same period in the prior year due to certain nondeductible merger related expenses incurred in the first quarter of 2016.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2017, the Corporation used its sources of funds primarily to fund loan purchases and advances and repay short term borrowed funds. As of March 31, 2016, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $76.1 million, and standby letters of credit totaling $76,000, net of collateral maintained by the Bank.

At March 31, 2017, time deposits amounted to $162.7 million, or 26.8% of the Corporation’s total consolidated deposits, including approximately $48.6 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2017, the Corporation had borrowed funds of $36.8 million consisting of $30.0 million of long-term FHLB advances, a $4.3 million long-term advance with a correspondent bank and $2.5 million outstanding on a line of credit with a correspondent bank. At March 31, 2017, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $129.5 million.

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

At March 31, 2017, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2016, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2017, the Corporation’s interest-earning assets maturing or repricing within one year totaled $184.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $188.1 million, providing an excess of interest-bearing liabilities over interest-earning assets of $3.5 million. At March 31, 2017, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 98.2%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 12, 2017	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Matthew J. Lucco
Matthew J. Lucco
Chief Financial Officer
Treasurer