Form 10-Q
period 2017-06-30
EMCLAIRE FINANCIAL CORP
filed 2017-08-14
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock was 2,205,944 at August 14, 2017.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2017 and December 31, 2016
(Dollar amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets

Cash and due from banks	$2,455	$2,758
Interest earning deposits with banks	32,260	14,810
Cash and cash equivalents	34,715	17,568
Securities available for sale	99,828	101,560
Loans held for sale	—	68
Loans receivable, net of allowance for loan losses of $5,767 and $5,545	545,766	515,435
Federal bank stocks, at cost	4,862	4,861
Bank-owned life insurance	11,555	11,390
Accrued interest receivable	1,827	1,815
Premises and equipment, net	17,908	18,282
Goodwill	10,288	10,288
Core deposit intangible, net	441	560
Prepaid expenses and other assets	9,675	10,308

Total Assets	$736,865	$692,135

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$129,230	$123,717
Interest bearing	499,944	461,223
Total deposits	629,174	584,940
Short-term borrowed funds	2,500	9,500
Long-term borrowed funds	39,000	34,500
Accrued interest payable	359	239
Accrued expenses and other liabilities	9,185	8,883

Total Liabilities	680,218	638,062

Commitments and Contingent Liabilities	—	—

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,302,961 and 2,254,375 shares issued; 2,200,944 and 2,152,358 shares outstanding, respectively	2,879	2,818
Additional paid-in capital	29,211	27,900
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	30,790	29,960
Accumulated other comprehensive loss	(4,119)	(4,491)

Total Stockholders' Equity	56,647	54,073

Total Liabilities and Stockholders' Equity	$736,865	$692,135

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2017 and 2016
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans receivable, including fees	$5,801	$5,185	$11,367	$9,887
Securities:
Taxable	392	441	787	874
Exempt from federal income tax	140	156	283	316
Federal bank stocks	61	52	115	87
Interest earning deposits with banks	38	43	53	62
Total interest and dividend income	6,432	5,877	12,605	11,226

Interest expense:
Deposits	749	721	1,452	1,309
Borrowed funds	318	296	632	540
Total interest expense	1,067	1,017	2,084	1,849

Net interest income	5,365	4,860	10,521	9,377
Provision for loan losses	201	121	363	302

Net interest income after provision for loan losses	5,164	4,739	10,158	9,075

Noninterest income:
Fees and service charges	435	386	842	731
Net gain on sales of available for sale securities	350	81	350	83
Net gain on sales of loans	124	—	130	—
Other-than-temporary impairment loss	(508)	—	(508)	—
Earnings on bank-owned life insurance	101	100	202	198
Other	366	375	707	710
Total noninterest income	868	942	1,723	1,722

Noninterest expense:
Compensation and employee benefits	2,347	2,177	4,670	4,225
Premises and equipment	726	692	1,484	1,378
Intangible asset amortization	59	56	119	105
Professional fees	216	190	417	373
Federal deposit insurance	102	89	210	182
Acquisition costs	106	92	107	401
Other	1,121	1,168	2,291	1,818
Total noninterest expense	4,677	4,464	9,298	8,482

Income before provision for income taxes	1,355	1,217	2,583	2,315
Provision for income taxes	314	287	586	583

Net income	$1,041	$930	$1,997	$1,732

Basic earnings per common share	$0.48	$0.43	$0.93	$0.81
Diluted earnings per common share	0.48	0.43	0.92	$0.80

Average common shares outstanding - basic	2,164,747	2,146,160	2,158,587	2,145,484
Average common shares outstanding - diluted	2,182,761	2,156,378	2,175,523	2,154,708

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2017 and 2016
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$1,041	$930	$1,997	$1,732

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain arising during the period	15	699	406	2,030
Reclassification adjustment for gains included in net income	(350)	(81)	(350)	(83)
Reclassification adjustment for other than temporary impairment losses included in net income	508	—	508	—
	173	618	564	1,947
Tax effect	(59)	(210)	(192)	(662)

Net of tax	114	408	372	1,285

Comprehensive income	$1,155	$1,338	$2,369	$3,017

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016
(Dollar amounts in thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$1,997	$1,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	550
Provision for loan losses	363	302
Amortization of premiums, net	174	176
Amortization of intangible assets and mortgage servicing rights	143	115
Impairment loss on security recognized in earnings	508	—
Realized gains on sales of available for sale securities, net	(350)	(83)
Net gains on sales of loans	(130)	—
Net gains on foreclosed real estate	—	(10)
Loans originated for sale	(3,265)	—
Proceeds from the sale of loans originated for sale	3,371	—
Stock compensation expense	110	111
Increase in bank-owned life insurance, net	(165)	(165)
Increase in accrued interest receivable	(12)	(102)
Decrease in prepaid expenses and other assets	332	75
Increase in accrued interest payable	120	46
Increase (decrease) in accrued expenses and other liabilities	302	(702)
Net cash provided by operating activities	4,076	2,045

Cash flows from investing activities
Loan originations and principal collections, net	(32,600)	3,604
Purchase of residential mortgage loans	—	(6,911)
Proceeds from sales of loans held for sale previously classified as portfolio loans	1,817	—
Available for sale securities:
Sales	18,195	6,118
Maturities, repayments and calls	5,850	11,060
Purchases	(21,939)	(8,258)
Net cash paid for acquisition	—	(3,309)
Redemption (purchase) of federal bank stocks	(1)	1,454
Proceeds from the sale of foreclosed real estate	124	171
Purchases of premises and equipment	(204)	(392)
Net cash provided by (used in) investing activities	(28,758)	3,537

Cash flows from financing activities
Net increase in deposits	44,234	34,299
Repayments on long-term debt	(500)	(5,000)
Proceeds from other long-term debt	5,000	5,000
Net change in short-term borrowings	(7,000)	(11,750)
Proceeds from exercise of stock options	1,263	—
Dividends paid	(1,168)	(1,116)
Net cash provided by financing activities	41,829	21,433

Increase in cash and cash equivalents	17,147	27,015
Cash and cash equivalents at beginning of period	17,568	11,546
Cash and cash equivalents at end of period	$34,715	$38,561

Supplemental information:
Interest paid	$1,964	$942
Income taxes paid	575	—

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	39	147
Transfers from portfolio loans to loans held for sale	1,725	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$54,761	$54,007	$54,073	$52,839

Net income	1,041	930	1,997	1,732

Other comprehensive income	114	408	372	1,285

Stock compensation expense	55	64	110	111

Dividends declared on common stock	(587)	(558)	(1,168)	(1,116)

Exercise of stock options (48,586 shares)	1,263	—	1,263	—

Balance at end of period	$56,647	$54,851	$56,647	$54,851

Cash dividend per common share	$0.27	$0.26	$0.54	$0.52

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

Under the terms of the merger agreement, Northern Hancock will merge into the Bank and shareholders of Northern Hancock will receive 0.9793 of a share of the Corporation's common stock and $3.35 in cash for each share of common stock of Northern Hancock upon completion of the merger or approximately $1.7 million of stock and $200,000 in cash in the aggregate. The merger is expected to be completed in the third quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of Northern Hancock.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Earnings per common share - basic

Net income	$1,041	$930	$1,997	$1,732

Average common shares outstanding	2,164,747	2,146,160	2,158,587	2,145,484

Basic earnings per common share	$0.48	$0.43	$0.93	$0.81

Earnings per common share - diluted

Net income	$1,041	$930	$1,997	$1,732

Average common shares outstanding	2,164,747	2,146,160	2,158,587	2,145,484
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	18,014	10,218	16,936	9,224

Average shares and dilutive potential common shares	2,182,761	2,156,378	2,175,523	2,154,708

Diluted earnings per common share	$0.48	$0.43	$0.92	$0.80

Stock options not considered in computing earnings per share because they were antidilutive	—	67,000	—	67,000

4.	Securities

The following table summarizes the Corporation’s securities as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
June 30, 2017:
U.S. Treasury and federal agency	$4,545	$—	$(27)	$4,518
U.S. government sponsored entities and agencies	12,151	3	(111)	12,043
U.S. agency mortgage-backed securities: residential	22,303	33	(94)	22,242
U.S. agency collateralized mortgage obligations: residential	24,538	28	(564)	24,002
State and political subdivisions	25,662	150	(31)	25,781
Corporate debt securities	9,512	28	(20)	9,520
Equity securities	1,580	160	(18)	1,722
	$100,291	$402	$(865)	$99,828
December 31, 2016:
U.S. Treasury and federal agency	4,550	—	(50)	4,500
U.S. government sponsored entities and agencies	9,186	—	(188)	8,998
U.S. agency mortgage-backed securities: residential	25,790	32	(196)	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	23	(684)	24,706
State and political subdivisions	27,853	17	(262)	27,608
Corporate debt securities	8,012	5	(85)	7,932
Equity securities	1,829	373	(12)	2,190
	$102,587	$450	$(1,477)	$101,560

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2017. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$3,158	$3,155
Due after one year through five years	27,945	27,873
Due after five through ten years	19,756	19,835
Due after ten years	1,011	999
Mortgage-backed securities: residential	22,303	22,242
Collateralized mortgage obligations: residential	24,538	24,002
	$98,711	$98,106

4.	Securities (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017:
U.S. Treasury and federal agency	$4,518	$(27)	$—	$—	$4,518	$(27)
U.S. government sponsored entities and agencies	9,054	(111)	—	—	9,054	(111)
U.S. agency mortgage-backed securities: residential	11,446	(94)	—	—	11,446	(94)
U.S. agency collateralized mortgage obligations: residential	9,481	(184)	12,694	(380)	22,175	(564)
State and political subdivisions	3,863	(28)	347	(3)	4,210	(31)
Corporate debt securities	4,995	(20)	—	—	4,995	(20)
Equity securities	—	—	231	(18)	231	(18)
	$43,357	$(464)	$13,272	$(401)	$56,629	$(865)

December 31, 2016:
U.S. Treasury and federal agency	$4,500	$(50)	$—	$—	$4,500	$(50)
U.S. government sponsored entities and agencies	8,998	(188)	—	—	8,998	(188)
U.S. agency mortgage-backed securities: residential	23,279	(196)	—	—	23,279	(196)
U.S. agency collateralized mortgage obligations: residential	13,568	(438)	9,317	(246)	22,885	(684)
State and political subdivisions	21,924	(262)	—	—	21,924	(262)
Corporate debt securities	3,927	(85)	—	—	3,927	(85)
Equity securities	—	—	237	(12)	237	(12)
	$76,196	$(1,219)	$9,554	$(258)	$85,750	$(1,477)

Gains on sales of available for sale securities for the three and six months ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Proceeds	$18,195	$2,439	$18,195	$6,118
Gains	350	81	350	83
Tax provision related to gains	119	28	119	28

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

There was one equity security in an unrealized loss position for more than 12 months as of June 30, 2017. Equity securities owned by the Corporation consist of common stock of various financial service providers. This investment security is in an unrealized loss position as a result of the illiquid nature of the stock. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost in the near future. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of June 30, 2017 to be other-than-temporarily impaired.

During the three months ended June 30, 2017, management determined that an other-than-temporary impairment existed on a corporate debt security due to deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest. This security was written down to its fair market value and the resulting impairment loss of $508,000 was recognized in earnings during the quarter ended June 30, 2017.

After recognizing the aforementioned impairment, there were 69 debt securities in an unrealized loss position as of June 30, 2017, of which 14 were in an unrealized loss position for more than 12 months. Of these 69 securities, 25 were government-backed collateralized mortgage obligations, 12 were state and political subdivision securities, 10 were corporate securities, 9 were mortgage-backed securities, 8 were U.S. government sponsored entity and agency securities and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of June 30, 2017 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Mortgage loans on real estate:
Residential first mortgages	$214,905	$198,167
Home equity loans and lines of credit	90,736	91,359
Commercial real estate	179,891	166,994
	485,532	456,520
Other loans:
Commercial business	58,797	57,788
Consumer	7,204	6,672
	66,001	64,460

Total loans, gross	551,533	520,980

Less allowance for loan losses	5,767	5,545

Total loans, net	$545,766	$515,435

During the quarter ended June 30, 2017, the Corporation sold $1.1 million of residential mortgage loans that were previously classified as held for investment.

Included in total loans above are net deferred costs of $1.4 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017, there was no allowance for loan losses allocated to loans acquired in the April 2016 merger with United American Savings Bank.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total

Three months ended June 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,956	$648	$2,449	$583	$52	$5,688
Charge-offs	(10)	(10)	(90)	(10)	(8)	(128)
Recoveries	—	1	2	—	3	6
Provision	48	—	99	48	6	201

Ending Balance	$1,994	$639	$2,460	$621	$53	$5,767

Six months ended June 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(36)	(11)	(90)	(10)	(27)	(174)
Recoveries	—	20	4	—	9	33
Provision	184	(3)	232	(69)	19	363

Ending Balance	$1,994	$639	$2,460	$621	$53	$5,767

At June 30, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$8	$—	$—	$—	$—	$8
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,986	639	2,460	621	53	5,759

Total	$1,994	$639	$2,460	$621	$53	$5,767

Total loans:
Individually evaluated for impairment	$442	$—	$975	$600	$—	$2,017
Acquired loans collectively evaluated for impairment	21,849	4,324	24,486	1,038	—	51,697
Originated loans collectively evaluated for impairment	192,614	86,412	154,430	57,159	7,204	497,819

Total	$214,905	$90,736	$179,891	$58,797	$7,204	$551,533

At December 31, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$—	$95	$6	$—	$120
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,827	633	2,219	694	52	5,425

Total	$1,846	$633	$2,314	$700	$52	$5,545

Total loans:
Individually evaluated for impairment	$135	$—	$1,014	$684	$—	$1,833
Acquired loans collectively evaluated for impairment	25,024	5,225	27,492	1,182	13	58,936
Originated loans collectively evaluated for impairment	173,008	86,134	138,488	55,922	6,659	460,211

Total	$198,167	$91,359	$166,994	$57,788	$6,672	$520,980

Three months ended June 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,577	$636	$1,926	$1,162	$51	$5,352
Charge-offs	(8)	(33)	—	—	(6)	(47)
Recoveries	—	1	3	—	1	5
Provision	127	41	189	(242)	6	121

Ending Balance	$1,696	$645	$2,118	$920	$52	$5,431

Six months ended June 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(40)	(33)	—	—	(15)	(88)
Recoveries	—	1	7	—	4	12
Provision	307	91	(74)	(40)	18	302

Ending Balance	$1,696	$645	$2,118	$920	$52	$5,431

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2017:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2017			For the three months ended June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$76	$76	$8	$76	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$76	$76	$8	$76	$1	$1

				For the six months ended June 30, 2017
				Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages				$96	$2	$2
Home equity and lines of credit				—	—	—
Commercial real estate				186	—	—
Commercial business				196	—	—
Consumer				—	—	—

Total				$478	$2	$2

	Impaired Loans with No Specific Allowance
	As of June 30, 2017		For the three months ended June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$478	$366	$369	$3	$3
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,149	975	983	—	—
Commercial business	600	600	620	—	—
Consumer	—	—	—	—	—

Total	$2,227	$1,941	$1,972	$3	$3

			For the six months ended June 30, 2017
			Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages			$246	$4	$4
Home equity and lines of credit			—	—	—
Commercial real estate			807	1	1
Commercial business			446	1	1
Consumer			—	—	—

Total			$1,499	$6	$6

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2016			For the three months ended June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$78	$78	$19	$78	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	315	—	—
Consumer	—	—	—	—	—	—

Total	$78	$78	$19	$393	$1	$1

				For the six months ended June 30, 2016
				Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages				$109	$2	$2
Home equity and lines of credit				—	—	—
Commercial real estate				31	—	—
Commercial business				517	—	—
Consumer				—	—	—

Total				$657	$2	$2

	Impaired Loans with No Specific Allowance
	As of June 30, 2016		For the three months ended June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$91	$58	$58	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,222	823	840	—	—
Commercial business	690	690	382	1	1
Consumer	—	—	—	—	—

Total	$2,003	$1,571	$1,280	$1	$1

			For the six months ended June 30, 2016
			Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages			$38	$2	$2
Home equity and lines of credit			—	—	—
Commercial real estate			809	1	1
Commercial business			280	1	1
Consumer			—	—	—

Total			$1,127	$4	$4

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2017 and December 31, 2016, the Corporation had $537,000 and $239,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $8,000 and $19,000 of specific allowance for these loans at June 30, 2017 and December 31, 2016, respectively.

The Corporation did not modify any loans as TDRs during the three month period ended June 30, 2017. During the six month period ended June 30, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At June 30, 2017, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the periods. During the three and six month period ended June 30, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At June 30, 2016, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six month periods ended June 30, 2017 and 2016, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017:
Residential first mortgages	$213,966	$—	$—	$939	$—	$214,905
Home equity and lines of credit	90,231	—	—	505	—	90,736
Commercial real estate	—	173,291	1,199	5,401	—	179,891
Commercial business	—	57,130	537	1,130	—	58,797
Consumer	7,204	—	—	—	—	7,204

Total	$311,401	$230,421	$1,736	$7,975	$—	$551,533

December 31, 2016:
Residential first mortgages	$197,041	$—	$—	$1,126	$—	$198,167
Home equity and lines of credit	91,017	—	—	342	—	91,359
Commercial real estate	—	161,312	1,077	4,605	—	166,994
Commercial business	—	52,125	4,926	737	—	57,788
Consumer	6,659	—	—	13	—	6,672

Total	$294,717	$213,437	$6,003	$6,823	$—	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2017:
Residential first mortgages	$211,336	$1,814	$816	$180	$759	$214,905
Home equity and lines of credit	89,865	353	13	54	451	90,736
Commercial real estate	178,089	790	11	—	1,001	179,891
Commercial business	57,837	323	37	—	600	58,797
Consumer	7,167	28	9	—	—	7,204

Total loans	$544,294	$3,308	$886	$234	$2,811	$551,533

December 31, 2016:
Residential first mortgages	$194,830	$1,916	$295	$—	$1,126	$198,167
Home equity and lines of credit	90,557	460	—	2	340	91,359
Commercial real estate	165,318	561	—	42	1,073	166,994
Commercial business	56,972	56	34	—	726	57,788
Consumer	6,602	28	29	—	13	6,672

Total loans	$514,279	$3,021	$358	$44	$3,278	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2017:
Residential first mortgages	$71	$388	$—	$300	$759
Home equity and lines of credit	—	—	17	434	451
Commercial real estate	369	—	—	632	1,001
Commercial business	600	—	—	—	600
Consumer	—	—	—	—	—

Total loans	$1,040	$388	$17	$1,366	$2,811

December 31, 2016:
Residential first mortgages	72	77	—	977	1,126
Home equity and lines of credit	—	—	—	340	340
Commercial real estate	397	—	557	119	1,073
Commercial business	631	—	—	95	726
Consumer	—	—	—	13	13

Total loans	$1,100	$77	$557	$1,544	$3,278

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,259	3,818	4,259	3,699

Total	$14,547	$3,818	$14,547	$3,699

Goodwill resulted from four acquisitions. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American Savings Bank. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2016 or in the first six months of 2017.

The core deposit intangible asset, resulting from two acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2017, the Corporation recorded intangible amortization expense totaling $59,000 and $119,000, respectively, compared to $56,000 and $105,000, respectively for the same periods in 2016.

7.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2017, 65,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permitted the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of June 30, 2017, no additional shares of stock may be issued as the plan expired on June 20, 2017.

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

A summary of option activity under the Plans as of June 30, 2017, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Term (in years)
Outstanding as of January 1, 2017	62,000	$25.71	$219	0.6
Granted	—	—	—	—
Exercised	(48,586)	25.99	80	—
Forfeited	—	—	—	—
Expired	(8,414)	26.00	—	—
Outstanding as of June 30, 2017	5,000	$22.50	$27	1.4

Exercisable as of June 30, 2017	5,000	$22.50	$27	1.4

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2017, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2017	26,900	$25.09
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2017	26,900	$25.09

For the three and six month periods ended June 30, 2017, the Corporation recognized stock compensation expense of $55,000 and $110,000, respectively, compared to $64,000 and $111,000, respectively, for the same periods in 2016. As of June 30, 2017, there was $370,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral, compared to loan balances of $1.2 million, net of a valuation allowance of $120,000, at December 31, 2016. There was no additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2017 and 2016.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2017 and December 31, 2016, the Corporation had no OREO measured at fair value. There was no expense recorded during the three and six month periods ended June 30, 2017 and 2016 associated with the write-down of OREO.

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

8.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017:
U.S. Treasury and federal agency	$4,518	$4,518	$—	$—
U.S. government sponsored entities and agencies	12,043	—	12,043	—
U.S. agency mortgage-backed securities: residential	22,242	—	22,242	—
U.S. agency collateralized mortgage obligations: residential	24,002	—	24,002	—
State and political subdivision	25,781	—	25,781	—
Corporate debt securities	9,520	—	9,520	—
Equity securities	1,722	1,587	—	135
	$99,828	$6,105	$93,588	$135

December 31, 2016:
U.S. Treasury and federal agency	4,500	4,500	—	—
U.S. government sponsored entities and agencies	8,998	—	8,998	—
U.S. agency mortgage-backed securities: residential	25,626	—	25,626	—
U.S. agency collateralized mortgage obligations: residential	24,706	—	24,706	—
State and political subdivisions	27,608	—	27,608	—
Corporate debt securities	7,932	—	7,932	—
Equity securities	2,190	2,054	—	136
	$101,560	$6,554	$94,870	$136

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2017 and 2016, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2017 and 2016:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$136	$74	$136	$74
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	(1)	1	(1)	1
Acquired	—	60	—	60
Transfers in and/or out of Level 3	—	—	—	—
Balance at the end of the period	$135	$135	$135	$135

8.	Fair Value (continued)

The Corporation had no assets measured at fair value on a non-recurring basis at June 30, 2017. For assets measured at fair value on a non-recurring basis at December 31, 2016, the fair value measurements by level within the fair value hierarchy are as follows:

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

Excluded from the tables above at December 31, 2016 was an impaired residential mortgage loan totaling $58,000 classified as a TDR which was measured using a discounted cash flow methodology.

8.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2017:
Financial Assets:
Cash and cash equivalents	$34,715	$34,715	$34,715	$—	$—
Securities available for sale	99,828	99,828	6,105	93,588	135
Loans held for sale	—	—	—	—	—
Loans, net	545,766	547,265	—	—	547,265
Federal bank stock	4,862	—	N/A	N/A	N/A
Accrued interest receivable	1,827	1,827	53	335	1,439
	$686,998	$683,635	$40,873	$93,923	$548,839
Financial Liabilities:
Deposits	629,174	631,082	461,889	169,193	—
Borrowed funds	41,500	41,377	—	41,377	—
Accrued interest payable	359	359	8	351	—
	$671,033	$672,818	$461,897	$210,921	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016:
Financial Assets:
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available for sale	101,560	101,560	6,554	94,870	136
Loans held for sale	68	68	—	68	—
Loans, net	515,435	519,573	—	—	519,573
Federal bank stock	4,861	—	N/A	N/A	N/A
Accrued interest receivable	1,815	1,815	37	365	1,413
	$641,307	$640,584	$24,159	$95,303	$521,122
Financial Liabilities:
Deposits	584,940	582,458	423,693	158,765	—
Borrowed funds	44,000	44,027	—	44,027	—
Accrued interest payable	239	239	7	232	—
	$629,179	$626,724	$423,700	$203,024	$—

9.	Regulatory Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2017, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$60,628	12.47%	$58,605	12.69%
For capital adequacy purposes	38,880	8.00%	36,945	8.00%
To be well capitalized	48,600	10.00%	46,181	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$54,855	11.29%	$53,050	11.49%
For capital adequacy purposes	29,160	6.00%	27,709	6.00%
To be well capitalized	38,880	8.00%	36,945	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$54,855	11.29%	$53,050	11.49%
For capital adequacy purposes	21,870	4.50%	20,781	4.50%
To be well capitalized	31,590	6.50%	30,018	6.50%
Tier 1 capital to average assets:
Actual	$54,855	7.78%	$53,050	7.84%
For capital adequacy purposes	28,215	4.00%	27,081	4.00%
To be well capitalized	35,269	5.00%	33,852	5.00%

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(421)	$(3,812)	$(4,233)

Other comprehensive income before reclassification	10	—	10
Amounts reclassified from accumulated other comprehensive income (loss)	104	—	104
Net current period other comprehensive income	114	—	114

Accumulated Other Comprehensive Income (Loss) at June 30, 2017	$(307)	$(3,812)	$(4,119)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	$(104)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2016	$630	$(3,514)	$(2,884)

Other comprehensive income before reclassification	461	—	461
Amounts reclassified from accumulated other comprehensive income (loss)	(53)	—	(53)
Net current period other comprehensive income	408	—	408

Accumulated Other Comprehensive Income (Loss) at June 30, 2016	$1,038	$(3,514)	$(2,476)

10.	Accumulated Other Comprehensive Income (Loss) (continued)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended June 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$81	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$53	Net of tax

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)

Other comprehensive income before reclassification	268	—	268
Amounts reclassified from accumulated other comprehensive income (loss)	104	—	104
Net current period other comprehensive income	372	—	372

Accumulated Other Comprehensive Income (Loss) at June 30, 2017	$(307)	$(3,812)	$(4,119)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the six months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	$(104)	Net of tax

10.	Accumulated Other Comprehensive Income (Loss) (continued)

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(247)	$(3,514)	$(3,761)

Other comprehensive income before reclassification	1,340	—	1,340
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—	(55)
Net current period other comprehensive income	1,285	—	1,285

Accumulated Other Comprehensive Income (Loss) at June 30, 2016	$1,038	$(3,514)	$(2,476)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the six months ended June 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$83	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$55	Net of tax

11.	Recent Accounting Pronouncements

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

11.	Recent Accounting Pronouncements (continued)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management is currently in the developmental stages of collecting available historical information in order to assess the expected credit losses and determine the impact of the adoption of ASU 2016-13 on the Corporation's financial statements.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

11.	Recent Accounting Pronouncements (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the six months ended June 30, 2017, compared to the same period in 2016 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 31 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $44.7 million, or 6.5%, to $736.9 million at June 30, 2017 from $692.1 million at December 31, 2016. Asset growth was driven by increases in net loans receivable and cash and equivalents of $30.3 million and $17.1 million, respectively. Loan growth was the result of strong production in the Bank's retail and commercial channels, with residential mortgages and commercial mortgages increasing by $16.7 million and $12.9 million, respectively. Total liabilities increased $42.2 million, or 6.6%, to $680.2 million at June 30, 2017 from $638.1 million at December 31, 2016, resulting primarily from a $44.2 million, or 7.6%, increase in customer deposits. Deposit growth consisted of a $38.7 million, or 8.4%, increase in interest bearing deposits and a $5.5 million, or 4.5%, increase in noninterest-bearing deposits.

Stockholders’ equity increased $2.6 million, or 4.8%, to $56.6 million at June 30, 2017 from $54.1 million at December 31, 2016 primarily due to proceeds from the exercise of stock options of $1.3 million and net income of $2.0 million for the six month period, offset by common stock dividends paid of $1.2 million. Book value per common share was $25.74 at June 30, 2017, compared to $25.12 at December 31, 2016.

At June 30, 2017, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.78%, 11.29%, 11.29% and 12.47%, respectively. The Bank was also considered “well-capitalized” at December 31, 2016 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.84%, 11.49%, 11.49% and 12.69%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2017 and 2016

General. Net income increased $111,000, or 11.9%, to $1.0 million for the three months ended June 30, 2017 from $930,000 for the same period in 2016. This increase was the result of an increase in net interest income of $505,000, respectively, partially offset by a $74,000 decrease in noninterest income and increases in noninterest expense, the provision for loans losses and the provision for income taxes of $213,000, $80,000 and $27,000, respectively.

Net interest income. Tax equivalent net interest income increased $490,000, or 9.8%, to $5.5 million for the three months ended June 30, 2017 from $5.0 million for the three months ended June 30, 2016. This increase was attributed to an increase in tax equivalent interest income of $540,000, partially offset by an increase in interest expense of $50,000.

Interest income. Tax equivalent interest income increased $540,000, or 9.0%, to $6.6 million for the three months ended June 30, 2017 from $6.0 million for the same period in 2016. This increase was attributed to increases in interest earned on loans and dividends on federal bank stocks of $607,000 and $9,000, respectively, partially offset by decreases in interest earned on securities and interest-earnings deposits with bank of $71,000 and $5,000, respectively.

Tax equivalent interest earned on loans receivable increased $607,000, or 11.5%, to $5.9 million for the three months ended June 30, 2017 compared to $5.3 million for the same period in 2016. This increase resulted from a $66.5 million, or 13.8% increase in average loans, accounting for an increase of $717,000 in interest income. The increase in loans receivable was related to the acquisition of United American in April 2016 and strong loan growth achieved in 2016 and the first half of 2017. Partially offsetting this favorable volume variance, the average yield on loans decreased 11 basis points to 4.31% for the three months ended June 30, 2017, versus 4.42% for the same period in 2016. This unfavorable yield variance accounted for a $110,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $71,000, or 10.8%, to $585,000 for the three months ended June 30, 2017 compared to $656,000 for the three months ended June 30, 2016. This decrease resulted from a $12.5 million, or 11.2%, decrease in the average balance of securities, accounting for a $74,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased one basis point to 2.37% for the three months ended June 30, 2017 versus 2.36% for the same period in 2016. This favorable yield variance accounted for a $5,000 increase in interest income.

Interest earned on deposits with banks decreased $5,000 to $38,000 for the three months ended June 30, 2017 compared to $43,000 for the three months ended June 30, 2016. This decrease resulted from a $13.3 million, or 36.8%, decrease in the average balance of interest-earning deposits, accounting for a decrease of $24,000 in interest income. Partially offsetting the unfavorable volume variance, the average yield on these accounts increased 32 basis points to 0.85% for the three months ended June 30, 2017, versus 0.53% for the same period in 2016, accounting for a $19,000 increase in interest income.

Dividends on federal bank stocks increased $9,000, or 17.3%, to $61,000 for the three months ended June 30, 2017 from $52,000 for the same period in 2016. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.0 million, or 27.4%, to $4.8 million compared to $3.8 million for the same period in 2016, accounting for a $13,000 increase in interest income. Partially offsetting the favorable volume variance, the average yield on these assets decreased 45 basis points to 5.10% for the three months ended June 30, 2017, versus 5.55% for the same period in 2016, accounting for a $4,000 decrease in interest income.

Interest expense. Interest expense increased $50,000, or 4.9%, to $1.1 million for the three months ended June 30, 2017 from $1.0 million for the same period in 2016. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $28,000 and $22,000, respectively.

Interest expense incurred on deposits increased $28,000, or 3.9%, to $749,000 for the three months ended June 30, 2017 compared to $721,000 for the same period in 2016. The average balance of interest-bearing deposits increased $33.3 million, or 7.4%, to $481.4 million for the three months ended June 30, 2017, compared to $448.1 million for the same period in 2016 causing a $52,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016 and strong deposit growth during the first half of 2017. Partially offsetting the volume variance, the average cost of interest-bearing deposits decreased 3 basis points to 0.62% for the three months ended June 30, 2017, versus 0.65% for the same period in 2016, accounting for a $24,000 reduction in interest expense.

Interest expense incurred on borrowed funds increased $22,000, or 7.4%, to $318,000 for the three months ended June 30, 2017, compared to $296,000 for the same period in the prior year. The average balance of borrowed funds increased $2.9 million, or 7.6%, to $41.0 million for the three months ended June 30, 2017, compared to $38.1 million for the same period in 2016 causing a $15,000 increase in interest expense. Additionally, the average cost of long term borrowed funds increased 20 basis points to 3.06% for the six months ended June 30, 2017 compared to 2.86% for the same period in 2016 causing a $17,000 increase in interest expense. These unfavorable variance were partially offset by the average cost of short term borrowed funds having decreased 88 basis points to 3.79% for the six months ended June 30, 2017 compared to 4.67% for the same period in 2016 causing a $10,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$523,363	$5,610	4.30%	$454,059	$4,972	4.40%
Loans, tax exempt	23,454	272	4.65%	26,267	303	4.63%
Total loans receivable	546,817	5,882	4.31%	480,326	5,275	4.42%

Securities, taxable	73,694	392	2.13%	83,092	441	2.13%
Securities, tax exempt	25,347	193	3.05%	28,490	215	3.03%
Total securities	99,041	585	2.37%	111,582	656	2.36%

Interest-earning deposits with banks	18,035	38	0.85%	32,343	43	0.53%
Federal bank stocks	4,798	61	5.10%	3,767	52	5.55%
Total interest-earning cash equivalents	22,833	99	1.74%	36,110	95	1.06%

Total interest-earning assets	668,691	6,566	3.94%	628,018	6,026	3.86%
Cash and due from banks	2,679			2,514
Other noninterest-earning assets	45,805			42,778

Total Assets	$717,175			$673,310

Interest-bearing liabilities:
Interest-bearing demand deposits	$316,823	$200	0.25%	$291,053	$154	0.21%
Time deposits	164,530	549	1.34%	157,033	567	1.45%
Total interest-bearing deposits	481,353	749	0.62%	448,086	721	0.65%

Borrowed funds, short-term	3,037	29	3.79%	5,417	63	4.67%
Borrowed funds, long-term	37,950	289	3.06%	32,688	233	2.86%
Total borrowed funds	40,987	318	3.11%	38,105	296	3.12%

Total interest-bearing liabilities	522,340	1,067	0.82%	486,191	1,017	0.84%

Noninterest-bearing demand deposits	129,775	—	—	124,178	—	—

Funding and cost of funds	652,115	1,067	0.66%	610,369	1,017	0.67%

Other noninterest-bearing liabilities	9,398			8,768

Total Liabilities	661,513			619,137
Stockholders' Equity	55,662			54,173

Total Liabilities and Stockholders' Equity	$717,175			$673,310

Net interest income		$5,499			$5,009

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.12%			3.02%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.30%			3.21%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$717	$(110)	$607
Securities	(74)	3	(71)
Interest-earning deposits with banks	(24)	19	(5)
Federal bank stocks	13	(4)	9

Total interest-earning assets	632	(92)	540

Interest expense:
Interest-bearing deposits	52	(24)	28
Borrowed funds, short-term	(24)	(10)	(34)
Borrowed funds, long-term	39	17	56

Total interest-bearing liabilities	67	(17)	50

Net interest income	$565	$(75)	$490

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2017 and 2016 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2017	2016
Balance at the beginning of the period	$5,688	$5,352
Provision for (recovery of) loan losses	201	121
Charge-offs	(128)	(47)
Recoveries	6	5
Balance at the end of the period	$5,767	$5,431

Nonperforming loans	$3,045	$3,268
Nonperforming assets	3,251	3,415
Nonperforming loans to total loans	0.55%	0.65%
Nonperforming assets to total assets	0.44%	0.49%
Allowance for loan losses to total loans	1.05%	1.08%
Allowance for loan losses to nonperforming loans	189.39%	166.19%

Nonperforming loans decreased $63,000, or 2.0%, to $3.0 million at June 30, 2017 from $3.1 million at March 31, 2017. Of the $3.0 million in nonperforming loans, $1.0 million were not past due at June 30, 2017.

As of June 30, 2017, the Corporation’s classified and criticized assets amounted to $9.7 million, or 1.3% of total assets, with $8.0 million classified as substandard and $1.7 million identified as special mention. This compares to classified and criticized assets of $9.9 million, or 1.4% of total assets, with $7.9 million classified as substandard and $2.0 million identified as special mention at March 31, 2017. This decrease was related to the risk rating upgrade of one commercial loan relationship.

The provision for loan losses increased $80,000, or 66.1%, to $201,000 for the three months ended June 30, 2017 from $121,000 for the same period in the prior year due primarily to general growth in the loan portfolio.

Noninterest income. Noninterest income decreased $74,000, or 7.9%, to $868,000 for the three months ended June 30, 2017, compared to $942,000 for the same period in 2016. During the quarter ended June 30, 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank, the wholly owned banking subsidiary of First NBC Bank Holding Company, and named the FDIC as receiver for the bank. Partially offsetting this impairment charge, the Corporation realized securities gains of $350,000 during the quarter ended June 30, 2017, compared to $81,000 during the same period in 2016. Additionally, gains on the sale of loans totaled $124,000 for the quarter ended June 30, 2017 and customer service fees increased $49,000 as overdraft charges for the second quarter of 2017 outpaced the same quarter last year.

Noninterest expense. Noninterest expense increased $213,000, or 4.8%, to $4.7 million for the three months ended June 30, 2017 compared to $4.5 million for the same period in 2016. This increase in noninterest expense can be attributed to increases in compensation and benefits, premises and equipment, professional fees, acquisition costs, federal deposit insurance and intangible asset amortization of $170,000, $34,000, $26,000, $14,000, $13,000 and $3,000, respectively, partially offset by a $47,000 decrease in other noninterest expense.

Compensation and employee benefits expense increased $170,000, or 7.8%, to $2.3 million for the three months ended June 30, 2017 compared to $2.2 million for the same period in the prior year. This increase was primarily the result of increases in salaries, incentive compensation, retirement benefits and insurance benefits of $61,000, $54,000, $26,000 and $25,000, respectively. The increases in compensation and employee benefits related expenses were due primarily to the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $34,000, or 4.9%, to $726,000 for the three months ended June 30, 2017 compared to $692,000 for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $64,000 of expense for the quarter ended June 30, 2017, compared to $46,000 for the quarter ended June 30, 2016.

Acquisition expense increased by $14,000 for the three months ended June 30, 2017 compared to the same period in the prior year. Costs related to the pending acquisition of Northern Hancock Bank and Trust Co. (Northern Hancock) totaled $106,000 for the three months ended June 30, 2017, while costs related to the acquisition of United American totaled $92,000 for the three months ended June 30, 2016.

The Corporation recognized $59,000 of core deposit intangible amortization expense during the second quarter of 2017 compared to $56,000 for the same period in 2016. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Other noninterest expense decreased $47,000, or 4.0%, to $1.1 million for the three months ended June 30, 2017 compared to $1.0 million for the same period in the prior year. This decrease primarily related to a prepayment penalty of $71,000 associated with the early retirement of an FHLB advance recognized during the quarter ended June 30, 2016.

Provision for income taxes. The provision for income taxes increased $27,000, or 9.4%, to $314,000 for the three months ended June 30, 2017 compared to $287,000 for the same period in the prior year. This related to an increase in the Corporation’s net income before income taxes, partially offset by a decrease in the Corporation's effective tax rate to 23.2% for the three months ended June 30, 2017 compared to 23.6% for the same period in 2016.

Comparison of Results for the Six Months Ended June 30, 2017 and 2016

General. Net income increased $265,000, or 15.3%, to $2.0 million for the six months ended June 30, 2017 from $1.7 million for the same period in 2016. This increase was the result of an increase in net interest income of $1.1 million, partially offset by increases in in the provision for loans losses and noninterest expense of $61,000 and $816,000, respectively.

Net interest income. Tax equivalent net interest income increased $1.1 million, or 11.4%, to $10.8 million for the six months ended June 30, 2017 from $9.7 million for the six months ended June 30, 2016. This increase was attributed to an increase in tax equivalent interest income of $1.3 million, partially offset by an increase in interest expense of $235,000.

Interest income. Tax equivalent interest income increased $1.3, or 11.6%, to $12.9 million for the six months ended June 30, 2017 from $11.5 million for the same period in 2016. This increase was attributed to increases in interest earned on loans and dividends on federal bank stocks of $1.5 million and $28,000, respectively, partially offset by decreases in interest earned on securities and interest-earnings deposits with bank of $133,000 and $9,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.5 million, or 14.5%, to $11.5 million for the six months ended June 30, 2017 compared to $10.1 million for the same period in 2016. This increase resulted from a $81.6 million, or 17.8% increase in average loans, accounting for an increase of $1.7 million in interest income. The increase in loans receivable was partially related to the acquisition of United American in April 2016. Partially offsetting this favorable volume variance, the average yield on loans decreased 11 basis points to 4.30% for the six months ended June 30, 2017, versus 4.41% for the same period in 2016. This unfavorable yield variance accounted for a $289,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $133,000, or 10.2%, to $1.2 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016. This decrease resulted from an $12.0 million, or 10.8%, decrease in the average balance of securities, accounting for a $142,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 3 basis points to 2.39% for the six months ended June 30, 2017 versus 2.36% for the same period in 2016. This favorable yield variance accounted for a $79,000 increase in interest income.

Interest earned on deposits with banks decreased $9,000 to $53,000 for the six months ended June 30, 2017 compared to $62,000 for the six months ended June 30, 2016. This decrease resulted from a $10.0 million decrease in the average balance of interest-earning deposits, accounting for a decrease of $32,000 in interest income. Partially offsetting the unfavorable volume variance, the average yield on these accounts increased 26 basis points to 0.79% for the six months ended June 30, 2017, versus 0.53% for the same period in 2016, accounting for a $23,000 increase in interest income.

Dividends on federal bank stocks increased $28,000, or 32.2%, to $115,000 for the six months ended June 30, 2017 from $87,000 for the same period in 2016. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.3 million, or 38.3%, to $4.9 million compared to $3.5 million for the same period in 2016, accounting for a $32,000 increase in interest income. Partially offsetting the favorable volume variance, the average yield on these assets decreased 20 basis points to 4.77% for the six months ended June 30, 2017, versus 4.97% for the same period in 2016, accounting for a $4,000 decrease in interest income.

Interest expense. Interest expense increased $235,000, or 12.7%, to $2.1 million for the six months ended June 30, 2017 from $1.8 million for the same period in 2016. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $143,000 and $92,000, respectively.

Interest expense incurred on deposits increased $143,000, or 10.9%, to $1.5 million for the six months ended June 30, 2017 compared to $1.3 million for the same period in 2016. The average balance of interest-bearing deposits increased $54.0 million, or 12.9%, to $473.4 million for the six months ended June 30, 2017, compared to $419.4 million for the same period in 2016 causing a $166,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016. Partially offsetting the volume variance, the average cost of interest-bearing deposits decreased one basis point to 0.61% for the six month ended June 30, 2017, compared to 0.62% for the same period in 2016 causing a $23,000 decrease in interest expense.

Interest expense incurred on borrowed funds increased $92,000, or 17.0%, to $632,000 for the six months ended June 30, 2017, compared to $540,000 for the same period in the prior year. The average balance of borrowed funds increased $5.5 million, or 14.6%, to $42.7 million for the six months ended June 30, 2017, compared to $37.3 million for the same period in 2016 causing a $76,000 increase in interest expense. Additionally, the average cost of borrowed funds increased 7 basis points to 2.98% for the six months ended June 30, 2017 compared to 2.91% for the same period in 2016 causing a $16,000 increase in interest expense.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$517,064	$10,984	4.28%	$432,717	$9,452	4.39%
Loans, tax exempt	23,619	544	4.64%	26,399	619	4.72%
Total loans receivable	540,683	11,528	4.30%	459,116	10,071	4.41%

Securities, taxable	73,498	787	2.16%	82,887	874	2.12%
Securities, tax exempt	25,964	390	3.03%	28,623	436	3.06%
Total securities	99,462	1,177	2.39%	111,510	1,310	2.36%

Interest-earning deposits with banks	13,579	53	0.79%	23,577	62	0.53%
Federal bank stocks	4,863	115	4.77%	3,517	87	4.97%
Total interest-earning cash equivalents	18,442	168	1.84%	27,094	149	1.11%

Total interest-earning assets	658,587	12,873	3.94%	597,720	11,530	3.88%
Cash and due from banks	2,664			2,439
Other noninterest-earning assets	46,190			39,237

Total Assets	$707,441			$639,396

Interest-bearing liabilities:
Interest-bearing demand deposits	$311,276	$370	0.24%	$280,454	$285	0.20%
Time deposits	162,152	1,082	1.35%	138,954	1,024	1.48%
Total interest-bearing deposits	473,428	1,452	0.62%	419,408	1,309	0.63%

Borrowed funds, short-term	6,627	71	2.15%	3,448	65	3.77%
Borrowed funds, long-term	36,119	561	3.13%	33,846	475	2.82%
Total borrowed funds	42,746	632	2.98%	37,294	540	2.91%

Total interest-bearing liabilities	516,174	2,084	0.81%	456,702	1,849	0.81%

Noninterest-bearing demand deposits	126,859	—	—	120,201	—	—

Funding and cost of funds	643,033	2,084	0.65%	576,903	1,849	0.64%

Other noninterest-bearing liabilities	9,354			8,631

Total Liabilities	652,387			585,534
Stockholders' Equity	55,054			53,862

Total Liabilities and Stockholders' Equity	$707,441			$639,396

Net interest income		$10,789			$9,681

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.13%			3.07%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.30%			3.24%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,746	$(289)	$1,457
Securities	(142)	9	(133)
Interest-earning deposits with banks	(32)	23	(9)
Federal bank stocks	32	(4)	28

Total interest-earning assets	1,604	(261)	1,343

Interest expense:
Interest-bearing deposits	166	(23)	143
Borrowed funds, short-term	43	(37)	6
Borrowed funds, long-term	33	53	86

Total interest-bearing liabilities	242	(7)	235

Net interest income	$1,362	$(254)	$1,108

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2017 and 2016 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2017	2016
Balance at the beginning of the period	$5,545	$5,205
Provision for (recovery of) loan losses	363	302
Charge-offs	(174)	(88)
Recoveries	33	12
Balance at the end of the period	$5,767	$5,431

Nonperforming loans	$3,045	$3,268
Nonperforming assets	3,251	3,415
Nonperforming loans to total loans	0.55%	0.65%
Nonperforming assets to total assets	0.44%	0.49%
Allowance for loan losses to total loans	1.05%	1.08%
Allowance for loan losses to nonperforming loans	189.39%	166.19%

Nonperforming loans decreased $278,000, or 8.4%, to $3.0 million at June 30, 2017 from $3.3 million at December 31, 2016. This decrease was primarily due to the payoff of two residential mortgage loans on nonaccrual status totaling $391,000. Of the $3.0 million in nonperforming loans, $1.0 million were not past due at June 30, 2017.

As of June 30, 2017, the Corporation’s classified and criticized assets amounted to $9.7 million, or 1.4% of total assets, with $8.0 million classified as substandard and $1.7 million identified as special mention. This compares to classified and criticized assets of $12.8 million, or 1.9% of total assets, with $6.8 million classified as substandard and $6.0 million identified as special mention at December 31, 2016. This decrease was primarily related to the risk rating upgrade of one commercial loan relationship.

The provision for loan losses decreased $61,000, or 20.2%, to $363,000 for the six months ended June 30, 2017 from $302,000 for the same period in the prior year due primarily to general growth in the loan portfolio.

Noninterest income. Noninterest income was $1.7 million for the six month periods ended June 30, 2017 and 2016. During the six months ended June 30, 2017, the Corporation recorded the aforementioned $508,000 other-than-temporary impairment charge. Partially offsetting this impairment charge, the Corporation realized securities gains of $350,000 during the six months ended June 30, 2017, compared to $83,000 during the same period in 2016. Additionally, gains on the sale of loans totaled $130,000 for the six months ended June 30, 2017 and customer service fees increased $111,000 as overdraft charges for the first half of 2017 outpaced the same period last year.

Noninterest expense. Noninterest expense increased $816,000, or 9.6%, to $9.3 million for the six months ended June 30, 2017 compared to $8.5 million for the same period in 2016. This increase in noninterest expense can be attributed to increases in compensation and benefits, premises and equipment, professional fees, federal deposit insurance, intangible asset amortization and other noninterest expense of $445,000, $106,000, $44,000, $28,000, $14,000 and $473,000, respectively, partially offset by a $294,000 decrease in acquisition costs.

Compensation and employee benefits expense increased $445,000, or 10.5%, to $4.7 million for the six months ended June 30, 2017 compared to $4.2 million for the same period in the prior year. This increase was primarily the result of increases in salaries, incentive compensation, retirement benefits, insurance benefits and payroll taxes of $253,000, $59,000, $54,000, $44,000 and $29,000, respectively. The increases in compensation and employee benefits related expenses were due primarily to normal salary and wage increases, the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $106,000, or 7.7%, to $1.5 million for the six months ended June 30, 2017 compared to $1.4 million for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $77,000 of expense for the six months ended June 30, 2017.

Other noninterest expense increased $473,000, or 26.0%, to $2.3 million for the six months ended June 30, 2017 compared to $1.8 million for the same period in the prior year. Contributing to the increase were increases in travel and entertainment expenses, bad checks and other losses, overdraft privilege program administration fees, Pennsylvania shares tax, telecommunications expenses, collection expenses and operating costs of associated with the two new branch offices.

The Corporation recognized $119,000 of core deposit intangible amortization expense during the first six months of 2017 compared to $105,000 for the same period in 2016. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Acquisition expense decreased by $294,000 to $107,000 for the six months ended June 30, 2017 compared to $401,000 for the six months ended June 30, 2016. Costs for 2017 related to the pending acquisition of Northern Hancock Bank and Trust Co. (Northern Hancock), while costs for 2016 related to the acquisition of United American.

Provision for income taxes. The provision for income taxes increased $3,000 to $586,000 for the six months ended June 30, 2017 compared to $583,000 for the same period in the prior year. This related to an increase in the Corporation’s net income before income taxes, partially offset by a decrease in the Corporation's effective tax rate to 22.7% for the six months ended June 30, 2017 compared to 25.2% for the same period in 2016. The decrease in the Corporation’s effective tax rate was due to certain nondeductible merger related expenses incurred in the first six months of 2016.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2017, the Corporation used its sources of funds primarily to fund loan advances and repay short term borrowed funds. As of June 30, 2017, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $70.1 million, and standby letters of credit totaling $66,000, net of collateral maintained by the Bank.

At June 30, 2017, time deposits amounted to $167.3 million, or 26.6% of the Corporation’s total consolidated deposits, including approximately $48.0 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2017, the Corporation had borrowed funds of $41.5 million consisting of $35.0 million of long-term FHLB advances, a $4.0 million long-term advance with a correspondent bank and $2.5 million outstanding on a line of credit with a correspondent bank. At June 30, 2017, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $198.6 million.

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

At June 30, 2017, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2017, the Corporation’s interest-earning assets maturing or repricing within one year totaled $214.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $209.9 million, providing an excess of interest-earning assets over interest-bearing liabilities of $4.1 million. At June 30, 2017, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 101.9%.

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

As of June 30, 2017, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 14, 2017	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 14, 2017	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer