Form 10-Q
period 2017-09-30
EMCLAIRE FINANCIAL CORP
filed 2017-11-13
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock was 2,264,389 at November 12, 2017.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of September 30, 2017 and December 31, 2016
(Dollar amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets

Cash and due from banks	$3,216	$2,758
Interest earning deposits with banks	37,040	14,810
Cash and cash equivalents	40,256	17,568
Securities available for sale	101,301	101,560
Loans held for sale	—	68
Loans receivable, net of allowance for loan losses of $5,940 and $5,545	574,736	515,435
Federal bank stocks, at cost	4,906	4,861
Bank-owned life insurance	11,639	11,390
Accrued interest receivable	2,228	1,815
Premises and equipment, net	18,405	18,282
Goodwill	10,288	10,288
Core deposit intangible, net	550	560
Prepaid expenses and other assets	9,631	10,308

Total Assets	$773,940	$692,135

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$129,870	$123,717
Interest bearing	532,682	461,223
Total deposits	662,552	584,940
Short-term borrowed funds	2,500	9,500
Long-term borrowed funds	38,750	34,500
Accrued interest payable	399	239
Accrued expenses and other liabilities	9,986	8,883

Total Liabilities	714,187	638,062

Commitments and Contingent Liabilities	—	—

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,366,406 and 2,254,375 shares issued; 2,264,389 and 2,152,358 shares outstanding, respectively	2,958	2,818
Additional paid-in capital	30,974	27,900
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	31,901	29,960
Accumulated other comprehensive loss	(3,966)	(4,491)

Total Stockholders' Equity	59,753	54,073

Total Liabilities and Stockholders' Equity	$773,940	$692,135

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and nine months ended September 30, 2017 and 2016
(Dollar amounts in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans receivable, including fees	$5,966	$5,444	$17,333	$15,331
Securities:
Taxable	421	396	1,208	1,270
Exempt from federal income tax	134	157	418	473
Federal bank stocks	64	49	179	135
Interest earning deposits with banks	98	48	151	110
Total interest and dividend income	6,683	6,094	19,289	17,319

Interest expense:
Deposits	824	781	2,276	2,091
Borrowed funds	322	308	954	847
Total interest expense	1,146	1,089	3,230	2,938

Net interest income	5,537	5,005	16,059	14,381
Provision for loan losses	270	168	633	470

Net interest income after provision for loan losses	5,267	4,837	15,426	13,911

Noninterest income:
Fees and service charges	448	433	1,290	1,164
Net gain on sales of available for sale securities	—	—	350	83
Net gain on sales of loans	46	121	176	121
Other-than-temporary impairment loss	—	—	(508)	—
Earnings on bank-owned life insurance	103	101	305	299
Gain on bargain purchase	1,307	—	1,307	—
Other	370	357	1,076	1,067
Total noninterest income	2,274	1,012	3,996	2,734

Noninterest expense:
Compensation and employee benefits	2,288	2,259	6,957	6,484
Premises and equipment	718	732	2,203	2,110
Intangible asset amortization	58	60	177	165
Professional fees	157	172	575	545
Federal deposit insurance	115	123	325	305
Acquisition costs	963	—	1,069	401
Other	1,143	1,148	3,434	2,965
Total noninterest expense	5,442	4,494	14,740	12,975

Income before provision for income taxes	2,099	1,355	4,682	3,670
Provision for income taxes	392	297	978	880

Net income	$1,707	$1,058	$3,704	$2,790

Basic earnings per common share	$0.77	$0.49	$1.70	$1.30
Diluted earnings per common share	0.77	0.49	1.69	$1.29

Average common shares outstanding - basic	2,204,949	2,146,308	2,174,210	2,145,761
Average common shares outstanding - diluted	2,220,420	2,158,273	2,190,647	2,155,902

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2017 and 2016
(Dollar amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$1,707	$1,058	$3,704	$2,790

Other comprehensive income
Unrealized gains on securities:
Unrealized holding gain arising during the period	232	(271)	638	1,760
Reclassification adjustment for gains included in net income	—	—	(350)	(83)
Reclassification adjustment for other than temporary impairment losses included in net income	—	—	508	—
	232	(271)	796	1,677
Tax effect	(79)	92	(271)	(570)

Net of tax	153	(179)	525	1,107

Comprehensive income	$1,860	$879	$4,229	$3,897

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016
(Dollar amounts in thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$3,704	$2,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	864	835
Provision for loan losses	633	470
Amortization of premiums, net	367	300
Amortization of intangible assets and mortgage servicing rights	213	179
Impairment loss on security recognized in earnings	508	—
Realized gains on sales of available for sale securities, net	(350)	(83)
Net gains on sales of loans	(176)	(121)
Net gains on foreclosed real estate	(10)	(17)
Gain on bargain purchase	(1,307)	—
Loss on sale of premises and equipment	—	10
Loans originated for sale	(4,266)	(1,101)
Proceeds from the sale of loans originated for sale	4,418	1,078
Stock compensation expense	164	154
Increase in bank-owned life insurance, net	(249)	(248)
Increase in accrued interest receivable	(310)	(234)
(Increase) decrease in prepaid expenses and other assets	1,265	(271)
Increase in accrued interest payable	154	28
Increase (decrease) in accrued expenses and other liabilities	1,095	(465)
Net cash provided by operating activities	6,717	3,304

Cash flows from investing activities
Loan originations and principal collections, net	(43,771)	(8,071)
Purchase of residential mortgage loans	—	(6,911)
Proceeds from sales of loans held for sale previously classified as portfolio loans	1,817	1,944
Available for sale securities:
Sales	18,195	6,118
Maturities, repayments and calls	7,818	15,478
Purchases	(25,163)	(9,270)
Net cash (received) paid for acquisition	2,517	(3,309)
Redemption (purchase) of federal bank stocks	(34)	1,364
Proceeds from the sale of foreclosed real estate	144	215
Purchases of premises and equipment	(279)	(1,943)
Net cash used in investing activities	(38,756)	(4,385)

Cash flows from financing activities
Net increase in deposits	57,864	30,013
Repayments on long-term debt	(750)	(5,250)
Proceeds from other long-term debt	5,000	5,000
Net change in short-term borrowings	(7,000)	(11,750)
Proceeds from exercise of stock options	1,376	—
Dividends paid	(1,763)	(1,674)
Net cash provided by financing activities	54,727	16,339

Increase in cash and cash equivalents	22,688	15,258
Cash and cash equivalents at beginning of period	17,568	11,546
Cash and cash equivalents at end of period	$40,256	$26,804

Supplemental information:
Interest paid	$3,070	$2,881
Income taxes paid	875	600

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	272	218
Transfers from portfolio loans to loans held for sale	1,725	1,859
See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$56,647	$54,851	$54,073	$52,839

Net income	1,707	1,058	3,704	2,790

Other comprehensive income (loss)	153	(179)	525	1,107

Stock compensation expense	55	44	164	154

Dividends declared on common stock	(596)	(558)	(1,763)	(1,674)

Exercise of stock options (53,586 shares)	113	—	1,376	—

Issuance of common stock (58,445 shares)	1,674	—	1,674	—

Balance at end of period	$59,753	$55,216	$59,753	$55,216

Cash dividend per common share	$0.27	$0.26	$0.81	$0.78

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

On September 30, 2017, the Corporation completed the acquisition of Northern Hancock Bank & Trust Co. (Northern Hancock) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2017, in exchange for 54,445 shares of common stock valued at $1.7 million and $22,000 in cash. The acquisition expanded the Corporation’s franchise into a new market and increased the Corporation’s consolidated total assets, loans and deposits.

The assets and liabilities of Northern Hancock were recorded on the Corporation’s consolidated balance sheet at their estimated fair value as of September 30, 2017.

2.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

(Dollar amounts in thousands)

Assets acquired:
Cash and cash equivalents	$2,539
Loans receivable	18,480
Federal bank stocks	11
Accrued interest receivable	103
Premises and equipment	708
Core deposit intangible	167
Prepaid expenses and other assets	757
Total assets acquired	22,765

Liabilities assumed:
Deposits	19,748
Accrued interest payable	6
Accrued expenses and other liabilities	8
Total liabilities assumed	19,762

Identifiable net assets acquired	3,003

Consideration paid:
Cash	22
Common stock	1,674
Total consideration	1,696

Gain on bargain purchase	$1,307

In connection with the acquisition, the Corporation recognized approximately $1.3 million of bargain purchase gain and a $167,000 core deposit intangible. The core deposit intangible will be amortized over a weighted average estimated life of eight years using the double declining balance method. Core deposit intangible expense is expected to be $11,000 for 2017 and is projected for the succeeding four years beginning 2018 to be $40,000, $30,000, $22,000 and $17,000 per year, respectively, and $47,000 in total for years after 2021. The bargain purchase gain of $1.3 million, recorded at the date of acquisition, represents the amount by which the acquisition-date fair value of the net identifiable assets acquired exceeded the fair value of the consideration transferred.

While the Corporation believes that the accounting for the acquisition is complete, the fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Corporation may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value, although such adjustments are not expected to be significant.

The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $18.5 million before considering Northern Hancocks’s allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(566,000) and an adjustment for other factors of $537,000. Loans evidencing credit deterioration since origination (purchased credit impaired loans) included in loans receivable were immaterial.

2.	Mergers and Acquisitions (continued)

For the three months ended September 30, 2017, costs related to the acquisition totaled $963,000 including system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $344,000, $279,000, $108,000, $108,000, $46,000 and $78,000, respectively. For the nine months ended September 30, 2017, costs related to the acquisition totaled $1.1 million including system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $344,000, $279,000, $200,000, $108,000, $55,000 and $84,000, respectively. These costs were recognized in noninterest expense as incurred.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Earnings per common share - basic

Net income	$1,707	$1,058	$3,704	$2,790

Average common shares outstanding	2,204,949	2,146,308	2,174,210	2,145,761

Basic earnings per common share	$0.77	$0.49	$1.70	$1.30

Earnings per common share - diluted

Net income	$1,707	$1,058	$3,704	$2,790

Average common shares outstanding	2,204,949	2,146,308	2,174,210	2,145,761
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	15,471	11,965	16,437	10,141

Average shares and dilutive potential common shares	2,220,420	2,158,273	2,190,647	2,155,902

Diluted earnings per common share	$0.77	$0.49	$1.69	$1.29

Stock options not considered in computing earnings per share because they were antidilutive	—	57,000	—	57,000

4.	Securities

The following table summarizes the Corporation’s securities as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
September 30, 2017:
U.S. Treasury and federal agency	$4,543	$—	$(29)	$4,514
U.S. government sponsored entities and agencies	14,147	12	(119)	14,040
U.S. agency mortgage-backed securities: residential	21,615	45	(55)	21,605
U.S. agency collateralized mortgage obligations: residential	23,516	36	(559)	22,993
State and political subdivisions	26,621	140	(54)	26,707
Corporate debt securities	9,510	37	(18)	9,529
Equity securities	1,580	339	(6)	1,913
	$101,532	$609	$(840)	$101,301
December 31, 2016:
U.S. Treasury and federal agency	4,550	—	(50)	4,500
U.S. government sponsored entities and agencies	9,186	—	(188)	8,998
U.S. agency mortgage-backed securities: residential	25,790	32	(196)	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	23	(684)	24,706
State and political subdivisions	27,853	17	(262)	27,608
Corporate debt securities	8,012	5	(85)	7,932
Equity securities	1,829	373	(12)	2,190
	$102,587	$450	$(1,477)	$101,560

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2017. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$2,852	$2,851
Due after one year through five years	26,440	26,380
Due after five through ten years	11,860	11,899
Due after ten years	13,669	13,660
Mortgage-backed securities: residential	21,615	21,605
Collateralized mortgage obligations: residential	23,516	22,993
	$99,952	$99,388

4.	Securities (continued)

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017:
U.S. Treasury and federal agency	$4,514	$(29)	$—	$—	$4,514	$(29)
U.S. government sponsored entities and agencies	9,049	(111)	1,992	(8)	11,041	(119)
U.S. agency mortgage-backed securities: residential	6,873	(55)	—	—	6,873	(55)
U.S. agency collateralized mortgage obligations: residential	5,229	(82)	15,928	(477)	21,157	(559)
State and political subdivisions	5,098	(39)	1,646	(15)	6,744	(54)
Corporate debt securities	2,986	(18)	—	—	2,986	(18)
Equity securities	—	—	244	(6)	244	(6)
	$33,749	$(334)	$19,810	$(506)	$53,559	$(840)

December 31, 2016:
U.S. Treasury and federal agency	$4,500	$(50)	$—	$—	$4,500	$(50)
U.S. government sponsored entities and agencies	8,998	(188)	—	—	8,998	(188)
U.S. agency mortgage-backed securities: residential	23,279	(196)	—	—	23,279	(196)
U.S. agency collateralized mortgage obligations: residential	13,568	(438)	9,317	(246)	22,885	(684)
State and political subdivisions	21,924	(262)	—	—	21,924	(262)
Corporate debt securities	3,927	(85)	—	—	3,927	(85)
Equity securities	—	—	237	(12)	237	(12)
	$76,196	$(1,219)	$9,554	$(258)	$85,750	$(1,477)

Gains on sales of available for sale securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Proceeds	$—	$—	$18,195	$6,118
Gains	—	—	350	83
Tax provision related to gains	—	—	119	28

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

There was one equity security in an unrealized loss position for more than 12 months as of September 30, 2017. Equity securities owned by the Corporation consist of common stock of various financial service providers. This investment security is in an unrealized loss position as a result of the illiquid nature of the stock. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost in the near future. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of September 30, 2017 to be other-than-temporarily impaired.

During the quarter ended June 30, 2017, management determined that an other-than-temporary impairment existed on a corporate debt security due to deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest. This security was written down to its fair market value and the resulting impairment loss of $508,000 was recognized in earnings during the quarter ended June 30, 2017.

After recognizing the aforementioned impairment, there were 69 debt securities in an unrealized loss position as of September 30, 2017, of which 24 were in an unrealized loss position for more than 12 months. Of these 69 securities, 25 were government-backed collateralized mortgage obligations, 17 were state and political subdivision securities, 10 were U.S. government sponsored entity and agency securities, 6 were corporate securities, 6 were mortgage-backed securities and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of September 30, 2017 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Mortgage loans on real estate:
Residential first mortgages	$226,946	$198,167
Home equity loans and lines of credit	91,602	91,359
Commercial real estate	192,123	166,994
	510,671	456,520
Other loans:
Commercial business	60,394	57,788
Consumer	9,611	6,672
	70,005	64,460

Total loans, gross	580,676	520,980

Less allowance for loan losses	5,940	5,545

Total loans, net	$574,736	$515,435

During the nine months ended September 30, 2017, the Corporation sold $1.1 million of residential mortgage loans and a $590,000 commercial mortgage loan that were previously classified as held for investment.

Included in total loans above are net deferred costs of $1.5 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, there was no allowance for loan losses allocated to loans acquired in the April 2016 acquisition of United American Savings Bank or the September 2017 acquisition of Northern Hancock.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total

Three months ended September 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,994	$639	$2,460	$621	$53	$5,767
Charge-offs	(2)	(33)	(36)	(4)	(26)	(101)
Recoveries	—	1	2	—	1	4
Provision	46	20	200	(21)	25	270

Ending Balance	$2,038	$627	$2,626	$596	$53	$5,940

Nine months ended September 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(38)	(44)	(126)	(14)	(53)	(275)
Recoveries	—	21	6	—	10	37
Provision	230	17	432	(90)	44	633

Ending Balance	$2,038	$627	$2,626	$596	$53	$5,940

At September 30, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$8	$—	$—	$—	$—	$8
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,030	627	2,626	596	53	5,932

Total	$2,038	$627	$2,626	$596	$53	$5,940

Total loans:
Individually evaluated for impairment	$433	$—	$939	$585	$—	$1,957
Acquired loans collectively evaluated for impairment	28,792	3,697	28,916	2,390	2,382	66,177
Originated loans collectively evaluated for impairment	197,721	87,905	162,268	57,419	7,229	512,542

Total	$226,946	$91,602	$192,123	$60,394	$9,611	$580,676

At December 31, 2016:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$—	$95	$6	$—	$120
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,827	633	2,219	694	52	5,425

Total	$1,846	$633	$2,314	$700	$52	$5,545

Total loans:
Individually evaluated for impairment	$135	$—	$1,014	$684	$—	$1,833
Acquired loans collectively evaluated for impairment	25,024	5,225	27,492	1,182	13	58,936
Originated loans collectively evaluated for impairment	173,008	86,134	138,488	55,922	6,659	460,211

Total	$198,167	$91,359	$166,994	$57,788	$6,672	$520,980

Three months ended September 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,696	$645	$2,118	$920	$52	$5,431
Charge-offs	(22)	(19)	(11)	(11)	(31)	(94)
Recoveries	—	1	2	—	6	9
Provision	58	(1)	10	75	26	168

Ending Balance	$1,732	$626	$2,119	$984	$53	$5,514

Nine months ended September 30, 2016:
Allowance for loan losses:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(63)	(52)	(11)	(11)	(45)	(182)
Recoveries	—	2	9	—	10	21
Provision	366	90	(64)	35	43	470

Ending Balance	$1,732	$626	$2,119	$984	$53	$5,514

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2017			For the three months ended September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$76	$76	$8	$76	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$76	$76	$8	$76	$—	$—

				For the nine months ended September 30, 2017
				Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages				$91	$2	$2
Home equity and lines of credit				—	—	—
Commercial real estate				139	—	—
Commercial business				147	—	—
Consumer				—	—	—

Total				$377	$2	$2

	Impaired Loans with No Specific Allowance
	As of September 30, 2017		For the three months ended September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$469	$357	$362	$1	$1
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,113	939	957	1	1
Commercial business	585	585	592	1	1
Consumer	—	—	—	—	—

Total	$2,167	$1,881	$1,911	$3	$3

			For the nine months ended September 30, 2017
			Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages			$274	$5	$5
Home equity and lines of credit			—	—	—
Commercial real estate			840	2	2
Commercial business			481	2	2
Consumer			—	—	—

Total			$1,595	$9	$9

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2016			For the three months ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$169	$136	$20	$107	$3	$3
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$169	$136	$20	$107	$3	$3

				For the nine months ended September 30, 2016
				Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages				$115	$5	$5
Home equity and lines of credit				—	—	—
Commercial real estate				23	—	—
Commercial business				388	—	—
Consumer				—	—	—

Total				$526	$5	$5

	Impaired Loans with No Specific Allowance
	As of September 30, 2016		For the three months ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$29	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,190	791	807	1	1
Commercial business	675	675	682	—	—
Consumer	—	—	—	—	—

Total	$1,865	$1,466	$1,518	$1	$1

			For the nine months ended September 30, 2016
			Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages			$29	$—	$—
Home equity and lines of credit			—	—	—
Commercial real estate			804	2	2
Commercial business			379	1	1
Consumer			—	—	—

Total			$1,212	$3	$3

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2017 and December 31, 2016, the Corporation had $505,000 and $239,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $8,000 and $19,000 of specific allowance for these loans at September 30, 2017 and December 31, 2016, respectively.

The Corporation did not modify any loans as TDRs during the three month period ended September 30, 2017. During the nine month period ended September 30, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At September 30, 2017, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the periods. During the three and nine month period ended September 30, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At September 30, 2016, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine month periods ended September 30, 2017 and 2016, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017:
Residential first mortgages	$224,759	$—	$—	$2,187	$—	$226,946
Home equity and lines of credit	91,172	—	—	430	—	91,602
Commercial real estate	—	181,561	3,049	7,513	—	192,123
Commercial business	—	58,487	546	1,361	—	60,394
Consumer	9,525	—	—	86	—	9,611

Total	$325,456	$240,048	$3,595	$11,577	$—	$580,676

December 31, 2016:
Residential first mortgages	$197,041	$—	$—	$1,126	$—	$198,167
Home equity and lines of credit	91,017	—	—	342	—	91,359
Commercial real estate	—	161,312	1,077	4,605	—	166,994
Commercial business	—	52,125	4,926	737	—	57,788
Consumer	6,659	—	—	13	—	6,672

Total	$294,717	$213,437	$6,003	$6,823	$—	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
September 30, 2017:
Residential first mortgages	$221,942	$2,400	$833	$900	$871	$226,946
Home equity and lines of credit	90,502	394	281	—	425	91,602
Commercial real estate	190,031	693	449	—	950	192,123
Commercial business	59,509	209	91	—	585	60,394
Consumer	9,201	262	148	—	—	9,611

Total loans	$571,185	$3,958	$1,802	$900	$2,831	$580,676

December 31, 2016:
Residential first mortgages	$194,830	$1,916	$295	$—	$1,126	$198,167
Home equity and lines of credit	90,557	460	—	2	340	91,359
Commercial real estate	165,318	561	—	42	1,073	166,994
Commercial business	56,972	56	34	—	726	57,788
Consumer	6,602	28	29	—	13	6,672

Total loans	$514,279	$3,021	$358	$44	$3,278	$520,980

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
September 30, 2017:
Residential first mortgages	$373	$76	$—	$422	$871
Home equity and lines of credit	—	—	—	425	425
Commercial real estate	355	—	—	595	950
Commercial business	585	—	—	—	585
Consumer	—	—	—	—	—

Total loans	$1,313	$76	$—	$1,442	$2,831

December 31, 2016:
Residential first mortgages	72	77	—	977	1,126
Home equity and lines of credit	—	—	—	340	340
Commercial real estate	397	—	557	119	1,073
Commercial business	631	—	—	95	726
Consumer	—	—	—	13	13

Total loans	$1,100	$77	$557	$1,544	$3,278

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,426	3,876	4,259	3,699

Total	$14,714	$3,876	$14,547	$3,699

Goodwill resulted from four acquisitions. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American Savings Bank. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2016 or in the first nine months of 2017.

The core deposit intangible asset, resulting from three acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2017, the Corporation recorded intangible amortization expense totaling $58,000 and $177,000, respectively, compared to $60,000 and $165,000, respectively for the same periods in 2016.

7.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2017, 65,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permitted the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of September 30, 2017, no additional shares of stock may be issued as the plan expired on June 20, 2017.

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

A summary of option activity under the Plans as of September 30, 2017, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Term (in years)
Outstanding as of January 1, 2017	62,000	$25.71	$219	0.6
Granted	—	—	—	—
Exercised	(53,586)	25.67	108	—
Forfeited	—	—	—	—
Expired	(8,414)	26.00	—	—
Outstanding as of September 30, 2017	—	$—	$—	—

Exercisable as of September 30, 2017	—	$—	$—	—

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2017, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2017	26,900	$25.09
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of September 30, 2017	26,900	$25.09

For the three and nine month periods ended September 30, 2017, the Corporation recognized stock compensation expense of $55,000 and $164,000, respectively, compared to $44,000 and $154,000, respectively, for the same periods in 2016. As of September 30, 2017, there was $315,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.30 years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral, compared to loan balances of $1.2 million, net of a valuation allowance of $120,000, at December 31, 2016. There was no additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2017 and 2016.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2017 and December 31, 2016, the Corporation had no OREO measured at fair value. There was no expense recorded during the three and nine month periods ended September 30, 2017 and 2016 associated with the write-down of OREO.

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

8.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017:
U.S. Treasury and federal agency	$4,514	$4,514	$—	$—
U.S. government sponsored entities and agencies	14,040	—	14,040	—
U.S. agency mortgage-backed securities: residential	21,605	—	21,605	—
U.S. agency collateralized mortgage obligations: residential	22,993	—	22,993	—
State and political subdivision	26,707	—	26,707	—
Corporate debt securities	9,529	—	9,529	—
Equity securities	1,913	1,779	—	134
	$101,301	$6,293	$94,874	$134

December 31, 2016:
U.S. Treasury and federal agency	4,500	4,500	—	—
U.S. government sponsored entities and agencies	8,998	—	8,998	—
U.S. agency mortgage-backed securities: residential	25,626	—	25,626	—
U.S. agency collateralized mortgage obligations: residential	24,706	—	24,706	—
State and political subdivisions	27,608	—	27,608	—
Corporate debt securities	7,932	—	7,932	—
Equity securities	2,190	2,054	—	136
	$101,560	$6,554	$94,870	$136

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2017 and 2016, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2017 and 2016:

(Dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$135	$135	$136	$74
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	(1)	—	(2)	1
Acquired	—	—	—	60
Transfers in and/or out of Level 3	—	—	—	—
Balance at the end of the period	$134	$135	$134	$135

8.	Fair Value (continued)

The Corporation had no assets measured at fair value on a non-recurring basis at September 30, 2017. For assets measured at fair value on a non-recurring basis at December 31, 2016, the fair value measurements by level within the fair value hierarchy are as follows:

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

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2017 and December 31, 2016:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2017:
Financial Assets:
Cash and cash equivalents	$40,256	$40,256	$40,256	$—	$—
Securities available for sale	101,301	101,301	6,293	94,874	134
Loans, net	574,736	576,705	—	—	576,705
Federal bank stock	4,906	—	N/A	N/A	N/A
Accrued interest receivable	2,228	2,228	86	405	1,737
	$723,427	$720,490	$46,635	$95,279	$578,576
Financial Liabilities:
Deposits	662,552	664,374	489,904	174,470	—
Borrowed funds	41,250	41,043	—	41,043	—
Accrued interest payable	399	399	17	382	—
	$704,201	$705,816	$489,921	$215,895	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016:
Financial Assets:
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available for sale	101,560	101,560	6,554	94,870	136
Loans held for sale	68	68	—	68	—
Loans, net	515,435	519,573	—	—	519,573
Federal bank stock	4,861	—	N/A	N/A	N/A
Accrued interest receivable	1,815	1,815	37	365	1,413
	$641,307	$640,584	$24,159	$95,303	$521,122
Financial Liabilities:
Deposits	584,940	582,458	423,693	158,765	—
Borrowed funds	44,000	44,027	—	44,027	—
Accrued interest payable	239	239	7	232	—
	$629,179	$626,724	$423,700	$203,024	$—

9.	Regulatory Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2017, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$63,229	12.39%	$58,605	12.69%
For capital adequacy purposes	40,818	8.00%	36,945	8.00%
To be well capitalized	51,022	10.00%	46,181	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$57,282	11.23%	$53,050	11.49%
For capital adequacy purposes	30,613	6.00%	27,709	6.00%
To be well capitalized	40,818	8.00%	36,945	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$57,282	11.23%	$53,050	11.49%
For capital adequacy purposes	22,960	4.50%	20,781	4.50%
To be well capitalized	33,165	6.50%	30,018	6.50%
Tier 1 capital to average assets:
Actual	$57,282	7.82%	$53,050	7.84%
For capital adequacy purposes	29,307	4.00%	27,081	4.00%
To be well capitalized	36,634	5.00%	33,852	5.00%

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$(307)	$(3,812)	$(4,119)

Other comprehensive income before reclassification	153	—	153
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	153	—	153

Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$(154)	$(3,812)	$(3,966)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	—	Other than temporary impairment losses
	—	Provision for income taxes
Total reclassifications for the period	$—	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2016	$1,038	$(3,514)	$(2,476)

Other comprehensive income before reclassification	(179)	—	(179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	(179)	—	(179)

Accumulated Other Comprehensive Income (Loss) at September 30, 2016	$859	$(3,514)	$(2,655)

10.	Accumulated Other Comprehensive Income (Loss) (continued)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	Net gain on sale of available-for-sale securities
	—	Provision for income taxes
Total reclassifications for the period	$—	Net of tax

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)

Other comprehensive income before reclassification	421	—	421
Amounts reclassified from accumulated other comprehensive income (loss)	104	—	104
Net current period other comprehensive income	525	—	525

Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$(154)	$(3,812)	$(3,966)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the nine months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	$(104)	Net of tax

10.	Accumulated Other Comprehensive Income (Loss) (continued)

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2016	$(248)	$(3,514)	$(3,762)

Other comprehensive income before reclassification	1,162	—	1,162
Amounts reclassified from accumulated other comprehensive income (loss)	(55)	—	(55)
Net current period other comprehensive income	1,107	—	1,107

Accumulated Other Comprehensive Income (Loss) at September 30, 2016	$859	$(3,514)	$(2,655)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the nine months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$83	Net gain on sale of available-for-sale securities
	(28)	Provision for income taxes
Total reclassifications for the period	$55	Net of tax

11.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. ASU 2014-9 is not expected to have a significant impact on the Corporation's interest income, as our financial instruments are not within the scope of this standard, or fee-based income. We will continue to evaluate the impact of this standard and we do not anticipate this will have a material impact on the Corporation's financial statements.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permit an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permit an entity to measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the nine months ended September 30, 2017, compared to the same period in 2016 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and with the accompanying consolidated financial statements and notes presented on pages 1 through 32 of this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $81.8 million, or 11.8%, to $773.9 million at September 30, 2017 from $692.1 million at December 31, 2016. Asset growth was driven by increases in net loans receivable and cash and equivalents of $59.3 million and $22.7 million, respectively. Loan growth was the result of strong production in the Bank's retail and commercial channels and the addition of $18.5 million in loans through the acquisition of Northern Hancock Bank & Trust Co. (Northern Hancock), with residential mortgages and commercial mortgages increasing by $28.8 million and $25.1 million, respectively. Total liabilities increased $76.1 million, or 11.9%, to $714.2 million at September 30, 2017 from $638.1 million at December 31, 2016, resulting primarily from a $77.6 million, or 13.3%, increase in customer deposits. Deposit growth consisted of a $71.5 million, or 15.5%, increase in interest bearing deposits and a $6.2 million, or 5.0%, increase in noninterest-bearing deposits. Deposits added through the acquisition of Northern Hancock totaled $19.7 million.

Stockholders’ equity increased $5.7 million, or 10.5%, to $59.8 million at September 30, 2017 from $54.1 million at December 31, 2016 primarily due to $1.7 million of common stock issued in connection with the acquisition of Northern Hancock, proceeds from the exercise of stock options of $1.4 million and net income of $3.7 million for the nine month period, offset by common stock dividends paid of $1.8 million. Book value per common share was $26.39 at September 30, 2017, compared to $25.12 at December 31, 2016.

At September 30, 2017, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.82%, 11.23%, 11.23% and 12.39%, respectively. The Bank was also considered “well-capitalized” at December 31, 2016 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.84%, 11.49%, 11.49% and 12.69%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2017 and 2016

General. Net income increased $649,000, or 61.3%, to $1.7 million for the three months ended September 30, 2017 from $1.1 million for the same period in 2016. This increase was the result of increases in noninterest income and net interest income of $1.3 million and $532,000, respectively, partially offset by increases in noninterest expense, the provision for loans losses and the provision for income taxes of $948,000, $102,000 and $95,000, respectively.

Net interest income. Tax equivalent net interest income increased $519,000, or 10.1%, to $5.7 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016. This increase was attributed to an increase in tax equivalent interest income of $576,000, partially offset by an increase in interest expense of $57,000.

Interest income. Tax equivalent interest income increased $576,000, or 9.2%, to $6.8 million for the three months ended September 30, 2017 from $6.2 million for the same period in 2016. This increase was attributed to increases in interest earned on loans and interest-earning deposits with banks and dividends on federal bank stocks of $519,000, $50,000 and $15,000, respectively, partially offset by a decrease in interest earned on securities of $8,000.

Tax equivalent interest earned on loans receivable increased $519,000, or 9.4%, to $6.1 million for the three months ended September 30, 2017 compared to $5.5 million for the same period in 2016. This increase resulted from a $50.4 million, or 10.0% increase in average loans, accounting for an increase of $548,000 in interest income. The increase in loans receivable was related to the acquisition of United American in April 2016 and strong loan growth achieved in late 2016 and the first nine months of 2017. Partially offsetting this favorable volume variance, the average yield on loans decreased 4 basis points to 4.31% for the three months ended September 30, 2017, versus 4.35% for the same period in 2016. This unfavorable yield variance accounted for a $29,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $8,000, or 1.3%, to $604,000 for the three months ended September 30, 2017 compared to $612,000 for the three months ended September 30, 2016. This decrease resulted from a $2.5 million, or 2.4%, decrease in the average balance of securities, accounting for a $15,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 2 basis points to 2.36% for the three months ended September 30, 2017 versus 2.34% for the same period in 2016. This favorable yield variance accounted for a $7,000 increase in interest income.

Interest earned on deposits with banks increased $50,000 to $98,000 for the three months ended September 30, 2017 compared to $48,000 for the three months ended September 30, 2016. This increase resulted from a 63 basis point increase in the average yield on these accounts to 1.16% for the three months ended September 30, 2017, versus 0.53% for the same period in 2016, accounting for a $54,000 increase in interest income. Partially offsetting the favorable yield variance, the average balance of interest-earning deposits decreased $2.7 million, or 7.4%, accounting for a decrease of $4,000 in interest income.

Dividends on federal bank stocks increased $15,000, or 30.6%, to $64,000 for the three months ended September 30, 2017 from $49,000 for the same period in 2016. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.1 million, or 28.8%, to $4.9 million compared to $3.8 million for the same period in 2016, accounting for a $14,000 increase in interest income. Additionally, the average yield on these assets increased 6 basis points to 5.20% for the three months ended September 30, 2017, versus 5.14% for the same period in 2016, accounting for a $1,000 increase in interest income.

Interest expense. Interest expense increased $57,000, or 5.3%, to $1.15 million for the three months ended September 30, 2017 from $1.09 million for the same period in 2016. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $43,000 and $14,000, respectively.

Interest expense incurred on deposits increased $43,000, or 5.5%, to $824,000 for the three months ended September 30, 2017 compared to $781,000 for the same period in 2016. The average balance of interest-bearing deposits increased $37.0 million, or 7.9%, to $507.6 million for the three months ended September 30, 2017, compared to $470.7 million for the same period in 2016 causing a $60,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016 and strong deposit growth during the first nine months of 2017. Partially offsetting the volume variance, the average cost of interest-bearing deposits decreased 2 basis points to 0.64% for the three months ended September 30, 2017, versus 0.66% for the same period in 2016, accounting for a $17,000 reduction in interest expense.

Interest expense incurred on borrowed funds increased $14,000, or 4.5%, to $322,000 for the three months ended September 30, 2017, compared to $308,000 for the same period in the prior year. The average balance of borrowed funds increased $4.0 million, or 10.8%, to $41.3 million for the three months ended September 30, 2017, compared to $37.3 million for the same period in 2016 causing a $31,000 increase in interest expense. Partially offsetting the volume variance, the average cost of long term borrowed funds decreased 21 basis points to 3.01% for the three months ended September 30, 2017 compared to 3.22% for the same period in 2016 causing an $18,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$532,225	$5,763	4.30%	$480,450	$5,232	4.33%
Loans, tax exempt	24,495	289	4.69%	25,887	301	4.63%
Total loans receivable	556,720	6,052	4.31%	506,337	5,533	4.35%

Securities, taxable	75,367	421	2.22%	75,493	396	2.09%
Securities, tax exempt	26,100	183	2.78%	28,518	216	3.01%
Total securities	101,467	604	2.36%	104,011	612	2.34%

Interest-earning deposits with banks	33,512	98	1.16%	36,203	48	0.53%
Federal bank stocks	4,882	64	5.20%	3,789	49	5.14%
Total interest-earning cash equivalents	38,394	162	1.67%	39,992	97	0.96%

Total interest-earning assets	696,581	6,818	3.88%	650,340	6,242	3.82%
Cash and due from banks	2,720			2,730
Other noninterest-earning assets	45,308			44,840

Total Assets	$744,609			$697,910

Interest-bearing liabilities:
Interest-bearing demand deposits	$340,771	$314	0.37%	$298,031	$157	0.21%
Time deposits	166,872	510	1.21%	172,627	624	1.44%
Total interest-bearing deposits	507,643	824	0.64%	470,658	781	0.66%

Borrowed funds, short-term	2,500	28	4.50%	2,500	27	4.28%
Borrowed funds, long-term	38,766	294	3.01%	34,750	281	3.22%
Total borrowed funds	41,266	322	3.10%	37,250	308	3.29%

Total interest-bearing liabilities	548,909	1,146	0.83%	507,908	1,089	0.85%

Noninterest-bearing demand deposits	128,254	—	—	125,965	—	—

Funding and cost of funds	677,163	1,146	0.67%	633,873	1,089	0.68%

Other noninterest-bearing liabilities	10,061			8,929

Total Liabilities	687,224			642,802
Stockholders' Equity	57,385			55,108

Total Liabilities and Stockholders' Equity	$744,609			$697,910

Net interest income		$5,672			$5,153

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.05%			2.97%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.23%			3.15%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$548	$(29)	$519
Securities	(15)	7	(8)
Interest-earning deposits with banks	(4)	54	50
Federal bank stocks	14	1	15

Total interest-earning assets	543	33	576

Interest expense:
Interest-bearing deposits	60	(17)	43
Borrowed funds, short-term	—	1	1
Borrowed funds, long-term	31	(18)	13

Total interest-bearing liabilities	91	(34)	57

Net interest income	$452	$67	$519

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2017 and 2016 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2017	2016
Balance at the beginning of the period	$5,767	$5,431
Provision for loan losses	270	168
Charge-offs	(101)	(94)
Recoveries	4	9
Balance at the end of the period	$5,940	$5,514

Nonperforming loans	$3,731	$3,327
Nonperforming assets	4,160	3,508
Nonperforming loans to total loans	0.64%	0.65%
Nonperforming assets to total assets	0.54%	0.51%
Allowance for loan losses to total loans	1.02%	1.07%
Allowance for loan losses to nonperforming loans	159.21%	165.73%

Nonperforming loans increased $690,000, or 22.7%, to $3.7 million at September 30, 2017 from $3.0 million at June 30, 2017. This increase was primarily due to two residential mortgage loans in the amount of $809,000 which were 90 days past due and still accruing at September 30, 2017. Of the $3.7 million in nonperforming loans, $1.3 million were not past due at September 30, 2017.

As of September 30, 2017, the Corporation’s classified and criticized assets amounted to $15.2 million, or 2.0% of total assets, with $11.6 million classified as substandard and $3.6 million identified as special mention. This compares to classified and criticized assets of $9.7 million, or 1.3% of total assets, with $8.0 million classified as substandard and $1.7 million identified as special mention at June 30, 2017. This increase was primarily related to the risk rating downgrades of one $1.9 million commercial loan relationship to special mention and one $2.1 million commercial loan relationship to substandard. In addition, $592,000 of classified and criticized assets were added through the acquisition of Northern Hancock in September 2017.

The provision for loan losses increased $102,000, or 60.7%, to $270,000 for the three months ended September 30, 2017 from $168,000 for the same period in the prior year due primarily to general growth in the loan portfolio and the aforementioned credit downgrades.

Noninterest income. Noninterest income increased $1.3 million to $2.3 million for the three months ended September 30, 2017, compared to $1.0 million for the same period in 2016. During the quarter ended September 30, 2017, the Corporation recorded a $1.3 million bargain purchase gain related to the acquisition of Northern Hancock. Partially offsetting this, gains on the sale of loans decreased $75,000, or 62.0%, to $46,000 for the three months ended September 30, 2017, compared to $121,000 during the same period in 2016.

Noninterest expense. Noninterest expense increased $948,000, or 21.1%, to $5.4 million for the three months ended September 30, 2017 compared to $4.5 million for the same period in 2016. This increase due to $963,000 of expenses related to the acquisition of Nothern Hancock.

Acquisition costs totaled $963,000 for the three months ended September 30, 2017. These costs included system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $344,000, $279,000, $108,000, $108,000, $46,000 and $78,000, respectively.

The Corporation recognized $58,000 of core deposit intangible amortization expense during the third quarter of 2017 compared to $60,000 for the same period in 2016. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

 Provision for income taxes. The provision for income taxes increased $95,000, or 32.0%, to $392,000 for the three months ended September 30, 2017 compared to $297,000 for the same period in the prior year. This related to an increase in the Corporation’s net income before income taxes, partially offset by a decrease in the Corporation's effective tax rate to 18.7% for the three months ended September 30, 2017 compared to 21.9% for the same period in 2016.

Comparison of Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income increased $914,000, or 32.8%, to $3.7 million for the nine months ended September 30, 2017 from $2.8 million for the same period in 2016. This increase was the result of increases in net interest income and noninterest income of $1.7 million and $1.3 million, respectively, partially offset by increases in the provision for loans losses, provision for income taxes and noninterest expense of $163,000, $98,000 and $1.8 million, respectively.

Net interest income. Tax equivalent net interest income increased $1.6 million, or 11.0%, to $16.5 million for the nine months ended September 30, 2017 from $14.8 million for the nine months ended September 30, 2016. This increase was attributed to an increase in tax equivalent interest income of $1.9 million, partially offset by an increase in interest expense of $292,000.

Interest income. Tax equivalent interest income increased $1.9 million, or 10.8%, to $19.7 million for the nine months ended September 30, 2017 from $17.8 million for the same period in 2016. This increase was attributed to increases in interest earned on loans and interest-earning deposits with bank and dividends on federal bank stocks of $2.0 million, $41,000 and $44,000, respectively, partially offset by a decrease in interest earned on securities of $140,000.

Tax equivalent interest earned on loans receivable increased $2.0 million, or 12.7%, to $17.6 million for the nine months ended September 30, 2017 compared to $15.6 million for the same period in 2016. This increase resulted from a $71.1 million, or 15.0% increase in average loans, accounting for an increase of $2.3 million in interest income. The increase in loans receivable was partially related to the acquisition of United American in April 2016 and strong loan growth achieved in late 2016 and the first nine months of 2017. Partially offsetting this favorable volume variance, the average yield on loans decreased 9 basis points to 4.30% for the nine months ended September 30, 2017, versus 4.39% for the same period in 2016. This unfavorable yield variance accounted for a $320,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $140,000, or 7.3%, to $1.8 million for the nine months ended September 30, 2017 compared to $1.9 million for the nine months ended September 30, 2016. This decrease resulted from an $8.9 million, or 8.1%, decrease in the average balance of securities, accounting for a $158,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 2 basis points to 2.38% for the nine months ended September 30, 2017 versus 2.36% for the same period in 2016. This favorable yield variance accounted for a $18,000 increase in interest income.

Interest earned on deposits with banks increased $41,000 to $151,000 for the nine months ended September 30, 2017 compared to $110,000 for the nine months ended September 30, 2016. This increase resulted from a 47 basis point increase in the average yield on these accounts to 1.00% for the nine months ended September 30, 2017, versus 0.53% for the same period in 2016, accounting for a $77,000 increase in interest income. Partially offsetting the favorable yield variance, the average balance of interest-earning deposits decreased $7.5 million, or 2.7%, accounting for a decrease of $36,000 in interest income.

Dividends on federal bank stocks increased $44,000, or 32.6%, to $179,000 for the nine months ended September 30, 2017 from $135,000 for the same period in 2016. This increase was primarily due to an increase in the average balance of federal bank stocks of $1.3 million, or 35.0%, to $4.9 million compared to $3.6 million for the same period in 2016, accounting for a $46,000 increase in interest income. Partially offsetting the favorable volume variance, the average yield on these assets decreased 8 basis points to 4.92% for the nine months ended September 30, 2017, versus 5.00% for the same period in 2016, accounting for a $2,000 decrease in interest income.

Interest expense. Interest expense increased $292,000, or 9.9%, to $3.2 million for the nine months ended September 30, 2017 from $2.9 million for the same period in 2016. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $185,000 and $107,000, respectively.

Interest expense incurred on deposits increased $185,000, or 8.8%, to $2.3 million for the nine months ended September 30, 2017 compared to $2.2 million for the same period in 2016. The average balance of interest-bearing deposits increased $48.3 million, or 11.1%, to $484.9 million for the nine months ended September 30, 2017, compared to $436.6 million for the same period in 2016 causing a $228,000 increase in interest expense. This increase was primarily due to the acquisition of United American in April 2016 and strong deposit growth during the first nine months of 2017. Partially offsetting the volume variance, the average cost of interest-bearing deposits decreased one basis point to 0.63% for the nine month ended September 30, 2017, compared to 0.64% for the same period in 2016 causing a $43,000 decrease in interest expense.

Interest expense incurred on borrowed funds increased $107,000, or 12.6%, to $954,000 for the nine months ended September 30, 2017, compared to $847,000 for the same period in the prior year. The average balance of borrowed funds increased $5.0 million, or 13.3%, to $42.2 million for the nine months ended September 30, 2017, compared to $37.3 million for the same period in 2016 causing a $104,000 increase in interest expense. Additionally, the average cost of borrowed funds increased 2 basis points to 3.02% for the nine months ended September 30, 2017 compared to 3.04% for the same period in 2016 causing a $3,000 increase in interest expense.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$522,156	$16,747	4.29%	$448,711	$14,685	4.37%
Loans, tax exempt	23,914	833	4.66%	26,228	920	4.69%
Total loans receivable	546,070	17,580	4.30%	474,939	15,605	4.39%

Securities, taxable	74,128	1,208	2.18%	80,409	1,270	2.11%
Securities, tax exempt	26,008	574	2.95%	28,587	652	3.05%
Total securities	100,136	1,782	2.38%	108,996	1,922	2.36%

Interest-earning deposits with banks	20,278	151	1.00%	27,805	110	0.53%
Federal bank stocks	4,869	179	4.92%	3,608	135	5.00%
Total interest-earning cash equivalents	25,147	330	1.75%	31,413	245	1.04%

Total interest-earning assets	671,353	19,692	3.92%	615,348	17,772	3.86%
Cash and due from banks	2,684			2,537
Other noninterest-earning assets	45,882			41,120

Total Assets	$719,919			$659,005

Interest-bearing liabilities:
Interest-bearing demand deposits	$321,177	$685	0.28%	$286,339	$442	0.21%
Time deposits	163,746	1,591	1.30%	150,243	1,649	1.47%
Total interest-bearing deposits	484,923	2,276	0.63%	436,582	2,091	0.64%

Borrowed funds, short-term	5,237	100	2.55%	1,925	48	3.35%
Borrowed funds, long-term	37,011	854	3.09%	35,354	799	3.02%
Total borrowed funds	42,248	954	3.02%	37,279	847	3.04%

Total interest-bearing liabilities	527,171	3,230	0.82%	473,861	2,938	0.83%

Noninterest-bearing demand deposits	127,331	—	—	122,133	—	—

Funding and cost of funds	654,502	3,230	0.66%	595,994	2,938	0.66%

Other noninterest-bearing liabilities	9,580			8,731

Total Liabilities	664,082			604,725
Stockholders' Equity	55,837			54,280

Total Liabilities and Stockholders' Equity	$719,919			$659,005

Net interest income		$16,462			$14,834

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.10%			3.03%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.28%			3.22%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2017 versus 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$2,295	$(320)	$1,975
Securities	(158)	18	(140)
Interest-earning deposits with banks	(36)	77	41
Federal bank stocks	46	(2)	44

Total interest-earning assets	2,147	(227)	1,920

Interest expense:
Interest-bearing deposits	228	(43)	185
Borrowed funds, short-term	66	(14)	52
Borrowed funds, long-term	38	17	55

Total interest-bearing liabilities	332	(40)	292

Net interest income	$1,815	$(187)	$1,628

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2017 and 2016 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2017	2016
Balance at the beginning of the period	$5,545	$5,205
Provision for loan losses	633	470
Charge-offs	(275)	(182)
Recoveries	37	21
Balance at the end of the period	$5,940	$5,514

Nonperforming loans	$3,731	$3,327
Nonperforming assets	4,160	3,508
Nonperforming loans to total loans	0.64%	0.65%
Nonperforming assets to total assets	0.54%	0.51%
Allowance for loan losses to total loans	1.02%	1.07%
Allowance for loan losses to nonperforming loans	159.21%	165.73%

Nonperforming loans increased $408,000, or 12.3%, to $3.7 million at September 30, 2017 from $3.3 million at December 31, 2016. This increase was primarily due to two residential mortgage loans totaling $809,000 which were 90 days past due and still accruing at September 30, 2017, partially offset by the payoff of two residential mortgage loans which were previously on nonaccrual status totaling $391,000. Of the $3.7 million in nonperforming loans, $1.3 million were not past due at September 30, 2017.

As of September 30, 2017, the Corporation’s classified and criticized assets amounted to $15.2 million, or 2.0% of total assets, with $11.6 million classified as substandard and $3.6 million identified as special mention. This compares to classified and criticized assets of $12.8 million, or 1.9% of total assets, with $6.8 million classified as substandard and $6.0 million identified as special mention at December 31, 2016. This increase was primarily related to the risk rating downgrades of one $1.9 million commercial loan relationship to special mention and one $2.1 million commercial loan relationship to substandard. In addition, $592,000 of classified and criticized assets were added through the acquisition of Northern Hancock in September 2017. Partially offsetting these increases, there was a risk rating upgrade of one commercial loan relationship totaling $4.5 million.

The provision for loan losses increased $163,000, or 34.7%, to $633,000 for the nine months ended September 30, 2017 from $470,000 for the same period in the prior year due primarily to general growth in the loan portfolio.

Noninterest income. Noninterest income increased $1.3 million, or 46.2%, to $4.0 million for the nine months ended September 30, 2017 compared to $2.7 million for the same period in 2016. During the nine months ended September 30, 2017, the Corporation recorded the aforementioned $1.3 million bargain purchase gain related to the acquisition of Northern Hancock. Also during the nine months ended September 30, 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank, the wholly owned banking subsidiary of First NBC Bank Holding Company, and named the FDIC as receiver for the bank. Partially offsetting this impairment charge, the Corporation realized securities gains of $350,000 during the nine months ended September 30, 2017, compared to $83,000 during the same period in 2016. Additionally, gains on the sale of loans totaled $176,000 for the nine months ended September 30, 2017 compared to $121,000 during the same period in 2016 and customer service fees increased $126,000 as overdraft charges for the first nine months of 2017 outpaced the same period last year.

Noninterest expense. Noninterest expense increased $1.8 million, or 13.6%, to $14.7 million for the nine months ended September 30, 2017 compared to $13.0 million for the same period in 2016. This increase in noninterest expense can be attributed to increases in acquisition costs, compensation and benefits, other noninterest expense, premises and equipment, professional fees, federal deposit insurance and intangible asset amortization of $668,000, $473,000, $469,000, $93,000, $30,000, $20,000 and $12,000, respectively.

Acquisition costs increased $668,000 to $1.1million for the nine months ended September 30, 2017 compared to $401,000 for the same period in 2016. Acquisition costs for the nine months ended September 30, 2017 were related to the acquisition of Northern Hancock and included system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $344,000, $279,000, $200,000, $108,000, $55,000 and $84,000, respectively. Acquisition costs for the nine months ended September 30, 2016 were related to the acquisition of United American and included legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

Compensation and employee benefits expense increased $473,000, or 7.3%, to $7.0 million for the nine months ended September 30, 2017 compared to $6.5 million for the same period in the prior year. This increase was primarily the result of increases in salaries, incentive compensation, retirement benefits, insurance benefits and payroll taxes of $165,000, $87,000, $70,000, $50,000 and $33,000, respectively. The increases in compensation and employee benefits related expenses were due primarily to normal salary and wage increases, the addition of the branch office in the United American acquisition in April 2016 and the opening of the new Aspinwall branch office in August 2016.

Premises and equipment expense increased $93,000, or 4.4%, to $2.2 million for the nine months ended September 30, 2017 compared to $2.1 million for the same period in the prior year. This increase was primarily the result of the two new branch offices which added $199,000 of expense for the nine months ended September 30, 2017 compared to $130,000 for the same period in 2016.

Other noninterest expense increased $469,000, or 15.8%, to $3.4 million for the nine months ended September 30, 2017 compared to $3.0 million for the same period in the prior year. Contributing to the increase were increases in bad checks and other losses, Pennsylvania shares tax, overdraft privilege program administration fees, debit card processing expenses, subscriptions, correspondent banking fees, travel and entertainment expenses, telecommunications expenses and operating costs of associated with the two new branch offices.

The Corporation recognized $177,000 of core deposit intangible amortization expense during the first nine months of 2017 compared to $165,000 for the same period in 2016. This amortization relates to a branch acquisition completed in the third quarter of 2009 and the United American acquisition completed in April 2016. Further discussion of goodwill and intangible assets related to the acquisitions can be found in Note 2 to the “Notes to Consolidated Financial Statements” beginning on page 6.

Provision for income taxes. The provision for income taxes increased $98,000 to $978,000 for the nine months ended September 30, 2017 compared to $880,000 for the same period in the prior year. This related to an increase in the Corporation’s net income before income taxes, partially offset by a decrease in the Corporation's effective tax rate to 20.9% for the nine months ended September 30, 2017 compared to 24.0% for the same period in 2016. The decrease in the Corporation’s effective tax rate was due to certain nondeductible merger related expenses and the non-taxable nature of the gain on bargain purchase incurred in the first nine months of 2016.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2017, the Corporation used its sources of funds primarily to fund loan advances and repay short term borrowed funds. As of September 30, 2017, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $72.6 million, and standby letters of credit totaling $66,000, net of collateral maintained by the Bank.

At September 30, 2017, time deposits amounted to $172.6 million, or 26.1% of the Corporation’s total consolidated deposits, including approximately $53.2 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At September 30, 2017, the Corporation had borrowed funds of $41.3 million consisting of $35.0 million of long-term FHLB advances, a $3.8 million long-term advance with a correspondent bank and $2.5 million outstanding on a line of credit with a correspondent bank. At September 30, 2017, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $170.1 million.

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

At September 30, 2017, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2017, the Corporation’s interest-earning assets maturing or repricing within one year totaled $223.7 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $171.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $52.1 million. At September 30, 2017, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 130.3%.

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

As of September 30, 2017, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 13, 2017	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer