Form 10-K
period 2017-12-31
EMCLAIRE FINANCIAL CORP
filed 2018-03-21
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (do not check if a smaller reporting company).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒.

As of June 30, 2017, the aggregate value of the 1,845,863 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 355,081 shares held by the directors and officers of the Registrant as a group, was approximately $51.5 million. This figure is based on the last sales price of $27.88 per share of the Registrant’s Common Stock on June 30, 2017. The number of outstanding shares of common stock as of March 20, 2018, was 2,271,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP

Discussions of certain matters in this Form 10-K and other related year end documents may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions of future or conditional verbs such as “will”, “should”, “would”, and “could”. These forward-looking statements relate to, among other things, expectations of the business environment in which Emclaire Financial Corp operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation’s mission and vision. The Corporation’s actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the local economy, the demand for the Corporation’s products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of seventeen retail branch offices in Venango, Allegheny, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania and Hancock county, West Virginia. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

On September 30, 2017, the Corporation completed the acquisition of Northern Hancock Bank and Trust Co. (NHB) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2017, in exchange for 54,445 shares of common stock valued at $1.7 million and $22,000 in cash. In addition, on April 30, 2016, the Corporation completed its acquisition of United American Savings Bank (UASB) in accordance with the terms of the Agreement and Plan of Merger, dated December 30, 2015, in exchange for cash consideration of $13.2 million. These acquisitions expanded the Corporation's franchise into new markets and increased the Corporation's consolidated total assets, loans and deposits.

At December 31, 2017, the Corporation had $750.1 million in total assets, $59.1 million in stockholders’ equity, $577.2 million in net loans and $654.6 million in total deposits.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 38.1% of the total loan portfolio at December 31, 2017. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 17.1% of the total loan portfolio at December 31, 2017. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 43.2% of the total loan portfolio at December 31, 2017. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 1.6% of the total loan portfolio at December 31, 2017.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2017, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $9.6 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2017, the Bank’s largest single lending relationship had an outstanding balance of $7.6 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2017		2016		2015		2014		2013
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans on real estate:
Residential mortgages	$221,823	38.1%	$198,167	38.0%	$139,305	32.0%	$107,173	27.8%	$105,541	29.5%
Home equity loans and lines of credit	99,940	17.1%	91,359	17.5%	87,410	20.1%	89,106	23.2%	87,928	24.6%
Commercial real estate	193,068	33.1%	166,994	32.1%	129,691	29.8%	110,810	28.8%	101,499	28.5%

Total real estate loans	514,831	88.3%	456,520	87.6%	356,406	81.9%	307,089	79.8%	294,968	82.6%

Other loans:
Commercial business	58,941	10.1%	57,788	11.1%	71,948	16.5%	70,185	18.2%	53,214	14.9%
Consumer	9,589	1.6%	6,672	1.3%	6,742	1.6%	7,598	2.0%	9,117	2.6%

Total other loans	68,530	11.7%	64,460	12.4%	78,690	18.1%	77,783	20.2%	62,331	17.4%

Total loans receivable	583,361	100.0%	520,980	100.0%	435,096	100.0%	384,872	100.0%	357,299	100.0%
Less:
Allowance for loan losses	6,127		5,545		5,205		5,224		4,869

Net loans receivable	$577,234		$515,435		$429,891		$379,648		$352,430

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2017. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total
Residential mortgages	$6,870	$3,601	$13,704	$197,648	$221,823
Home equity loans and lines of credit	697	10,396	23,769	65,078	99,940
Commercial real estate	1,170	24,230	64,773	102,895	193,068
Commercial business	968	13,254	18,305	26,414	58,941
Consumer	271	5,179	2,678	1,461	9,589

	$9,976	$56,660	$123,229	$393,496	$583,361

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2017:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$203,556	$11,397
Home equity loans and lines of credit	85,010	14,233
Commercial real estate	60,390	131,508
Commercial business	25,667	32,306
Consumer	7,605	1,713

	$382,228	$191,157

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

Delinquencies and Classified Assets

Delinquent Loans and Other Real Estate Acquired Through Foreclosure (OREO). Typically, a loan is considered past due and a late charge is assessed when the borrower has not made a payment within 15 days from the payment due date. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the 17th day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

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

As of December 31, 2017, the Corporation’s nonperforming assets were $4.2 million, or 0.56% of the Corporation’s total assets, compared to $3.6 million, or 0.52% of the Corporation’s total assets, at December 31, 2016. Nonperforming assets at December 31, 2017 included nonaccrual loans and OREO of $3.7 million and $492,000, respectively. Included in nonaccrual loans at December 31, 2017 were four loans totaling $433,000 considered to be troubled debt restructurings (TDRs).

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2017, the Corporation’s classified and criticized assets amounted to $14.8 million or 2.0% of total assets, with $3.2 million identified as special mention and $11.6 million classified as substandard.

Included in classified and criticized assets at December 31, 2017 are three large loan relationships exhibiting credit deterioration that may impact the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first relationship, with an outstanding balance of $2.5 million at December 31, 2017, consists of one commercial mortgage originated for the construction of a hotel, restaurant and retail plaza secured by such property and the borrower’s personal residence. The hotel, restaurant and retail plaza are complete and operational; however, cash flows from operations have not been consistent and are impacted by the seasonal nature of the hotel. In addition, the borrower has limited liquidity. As a result, the borrower has listed substantial real estate holdings for sale. At December 31, 2017, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the borrower’s significant real estate holdings, most of which are pledged as collateral for the subject loan, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $2.1 million at December 31, 2017, consists of one commercial mortgage originated for the construction of a hotel and is secured by the hotel and all related furniture, fixtures and equipment. The hotel is complete and operational; however, cash flow from the first year of operations significantly lagged management’s projections, and as such, was insufficient for debt service requirements. Although results continue to evidence improvement in operating performance, cash flow remains deficient. The loan is guaranteed by the three principals, all of whom have significant net worth positions and the ability to support the operations of the hotel until stabilization can be achieved. At December 31, 2017, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the hotel and the willingness and ability of the guarantors to support the loan, the Corporation does not currently expect to incur a loss on this loan.

The third relationship, with an outstanding balance of $1.9 million at December 31, 2017, consists of two commercial mortgages originated to acquire two separate commercial properties. The commercial properties, which are each leased to a national automobile service provider on a triple net basis, secure the subject loans. The financial performance of the first property is weak due to lower than expected rental income whereas the financial performance of the second property is satisfactory. The borrower is in the process of selling the second property, the proceeds of which will repay the loan related to the second property and substantially reduce the principal balance on the loan related to the first property, which will be re-amortized over the remaining term. Upon completion, cash flow of the first property is expected to be sufficient for the re-calculated debt service requirements. Irrespective of the pending sale, due to the estimated value of the two properties, the Corporation does not currently expect to incur a loss on the loans in this relationship.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Nonperforming loans	$3,693	$3,323	$3,069	$6,942	$5,207

Total as a percentage of gross loans	0.63%	0.64%	0.71%	1.80%	1.46%

Repossessions	—	—	—	—	—
Real estate acquired through foreclosure	492	291	160	124	107
Total as a percentage of total assets	0.07%	0.04%	0.03%	0.02%	0.02%

Total nonperforming assets	$4,185	$3,614	$3,229	$7,066	$5,314

Total nonperforming assets as a percentage of total assets	0.56%	0.52%	0.54%	1.21%	1.01%

Allowance for loan losses as a percentage of nonperforming loans	165.91%	166.87%	169.60%	75.25%	93.51%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2017 of $6.1 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Balance at beginning of period	$5,545	$5,205	$5,224	$4,869	$5,350

Provision for loan losses	903	464	381	670	580

Charge-offs:
Residential mortgages	(40)	(101)	(79)	(134)	(36)
Home equity loans and lines of credit	(114)	(118)	(221)	(72)	(68)
Commercial real estate	(127)	(18)	(35)	(2)	(941)
Commercial business	(14)	(11)	(182)	(17)	—
Consumer loans	(71)	(48)	(50)	(139)	(85)
	(366)	(296)	(567)	(364)	(1,130)

Recoveries:
Residential mortgages	—	—	—	—	1
Home equity loans and lines of credit	23	3	30	1	—
Commercial real estate	8	158	88	18	8
Commercial business	2	—	31	7	18
Consumer loans	12	11	18	23	42
	45	172	167	49	69

Net charge-offs	(321)	(124)	(400)	(315)	(1,061)

Balance at end of period	$6,127	$5,545	$5,205	$5,224	$4,869

Ratio of net charge-offs to average loans outstanding	0.06%	0.03%	0.10%	0.08%	0.30%

Ratio of allowance to total loans at end of period	1.05%	1.06%	1.20%	1.36%	1.36%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2017		2016		2015		2014		2013
	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans
Loan Categories:

Residential mortgages	$2,090	38.1%	$1,846	32.0%	$1,429	27.8%	$955	29.5%	$923	28.7%
Home equity loans and lines of credit	646	17.1%	633	20.1%	586	23.2%	543	24.6%	625	25.2%
Commercial real estate	2,753	33.1%	2,314	29.8%	2,185	28.8%	2,338	28.4%	2,450	29.2%
Commercial business	585	10.1%	700	16.5%	960	18.2%	1,336	14.9%	822	13.4%
Consumer loans	53	1.6%	52	1.6%	45	2.0%	52	2.6%	49	3.5%

	$6,127	100%	$5,545	100%	$5,205	100%	$5,224	100%	$4,869	100%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2017:

	Due in 1	Due from 1	Due from 3	Due from 5	Due after	No scheduled
(Dollar amounts in thousands)	year or less	to 3 years	to 5 years	to 10 years	10 years	maturity	Total
U.S. Treasury	$—	$1,475	$2,997	$—	$—	$—	$4,472
U.S. government sponsored entities and agencies	—	1,985	9,462	2,479	—	—	13,926
U.S. agency mortgage-backed securities: residential	—	—	—	—	20,758	—	20,758
U.S. agency collateralized mortgage obligations: residential	—	—	—	2,136	19,788	—	21,924
Corporate securities	1,499	—	2,493	4,538	500	—	9,030
State and political subdivision	350	4,112	9,767	11,509	3,502	—	29,240
Equity securities	—	—	—	—	—	1,817	1,817

Estimated fair value	$1,849	$7,572	$24,719	$20,662	$44,548	$1,817	$101,167

Weighted average yield (1)	1.60%	1.98%	2.07%	3.26%	2.14%	3.43%	2.35%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2017	2016	2015
U.S. Treasury	$4,472	$4,500	$1,466
U.S. government sponsored entities and agencies	13,926	8,998	8,953
U.S. agency mortgage-backed securities: residential	20,758	25,626	33,150
U.S. agency collateralized mortgage obligations: residential	21,924	24,706	31,440
Corporate securities	9,030	7,932	7,487
State and political subdivision	29,240	27,608	28,591
Equity securities	1,817	2,190	1,894
	$101,167	$101,560	$112,981

For additional information regarding the Corporation’s investment portfolio see “Note 2 – Securities” to the consolidated financial statements on page F-15.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2017			2016
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	—	$126,263	19.3%	—	$123,717	21.2%
Interest bearing demand deposits	0.44%	357,693	54.6%	0.21%	304,265	52.0%
Time deposits	1.58%	170,687	26.1%	1.44%	156,958	26.8%

	0.65%	$654,643	100.0%	0.50%	$584,940	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2017 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Three months or less	$6,426
Over three months to six months	6,025
Over six months to twelve months	11,063
Over twelve months	69,186

$92,700

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

(Dollar amounts in thousands)	2017	2016
Ending balance	$26,000	$44,000
Average balance	40,537	37,482
Maximum balance	54,250	52,750
Average rate	3.00%	3.08%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 8 – Deposits” on page F-26 and “Note 9 – Borrowed Funds” on page F-27 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. The Title Company provides real estate settlement services to the Bank and other customers. As of December 31, 2017, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2017, the Corporation had 137 full time equivalent employees, compared to 131 at December 31, 2016. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

The BHCA also authorizes bank holding companies to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a financial holding company by submitting to the appropriate FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Corporation submitted a declaration of election to become a financial holding company with the FRB which became effective in March 2007. Federal legislation also directed federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

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

Limitations on Transactions with Affiliates. Transactions between national banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank includes any company or entity which controls the national bank or that is controlled by a company that controls the national bank. In a holding company context, the holding company of a national bank (such as the Corporation) and any companies which are controlled by such holding company are affiliates of the national bank. Generally, Section 23A limits the extent to which the national bank of its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the national bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a national bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2017, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2017, the Bank’s loans-to-one-borrower limit was $9.6 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2017, the Bank’s largest single lending relationship had an outstanding balance of $7.6 million.

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

	December 31, 2017		December 31, 2016
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$64,221	12.96%	$58,605	13.23%
For capital adequacy purposes	39,630	8.00%	35,424	8.00%
To be well capitalized	49,537	10.00%	44,280	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$58,088	11.73%	$53,050	11.98%
For capital adequacy purposes	29,722	6.00%	26,568	6.00%
To be well capitalized	39,630	8.00%	35,424	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$58,088	11.73%	$53,050	11.98%
For capital adequacy purposes	22,292	4.50%	19,926	4.50%
To be well capitalized	32,199	6.50%	28,782	6.50%
Tier 1 capital to average assets:
Actual	$58,088	7.71%	$53,050	7.84%
For capital adequacy purposes	30,117	4.00%	27,081	4.00%
To be well capitalized	37,647	5.00%	33,852	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2017, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Interstate Banking and Branching. Banks have the ability, subject to certain state restrictions, to acquire, by acquisition or merger, branches outside its home state. In addition, federal legislation permits a bank headquartered in Pennsylvania to enter another state through de novo branching (as compared to an acquisition) if under the state law in the state which the proposed branch is to be located a state-chartered institution would be permitted to establish the branch. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. CRA regulations (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of September 10, 2015, the Bank was rated “satisfactory.”

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

The Federal Trade Commission (FTC), the federal bank regulatory agencies and the National Credit Union Administration (NCUA) have issued regulations (the Red Flag Rules) requiring financial institutions and creditors to develop and implement written identity theft prevention programs as part of the FACTA. The programs must provide for the identification, detection and response to patterns, practices or specific activities – known as red flags – that could indicate identity theft. These red flags may include unusual account activity, fraud alerts on a consumer report or attempted use of suspicious account application documents. The program must also describe appropriate responses that would prevent and mitigate the crime and detail a plan to update the program. The program must be managed by the Board of Directors or senior employees of the institution or creditor, include appropriate staff training and provide oversight of any service providers.

The Check Clearing for the 21st Century Act (Check 21) facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2017, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2017, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 5 - Premises and Equipment” to the consolidated financial statements on page F-25.

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

	Market Price			Cash
	High	Low	Close	Dividend
2017:
Fourth quarter	$31.75	$27.86	$30.35	$0.27
Third quarter	29.00	27.83	28.65	0.27
Second quarter	29.71	26.50	27.88	0.27
First quarter	31.50	26.13	29.25	0.27

2016:
Fourth quarter	$30.00	$24.02	$29.25	$0.26
Third quarter	24.95	23.29	24.62	0.26
Second quarter	25.00	23.61	23.94	0.26
First quarter	25.00	22.73	25.00	0.26

As of March 1, 2018, there were approximately 602 stockholders of record and 2,271,139 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2017.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $4.3 million, or $1.93 per diluted common share for 2017, compared to $4.0 million, or $1.85 per diluted common share for 2016. Net income available to common stockholders was impacted by the following:

•
Net interest income increased $2.4 million, or 12.5%, in 2017. This increase primarily related to an increase in interest income of $3.0 million, or 12.7%, partially offset by an increase in interest expense of $548,000, or 13.9%. Driving the increase in interest income was a $69.7 million increase in the average balance of loans. The increase in interest expense was driven by increases in the Corporation's average balances of interest-bearing deposits and borrowed funds of $53.2 million and $3.1 million, respectively. The increases in the Corporation's interest-earning assets and interest-bearing liabilities includes the impact of the NHB acquisition in September 2017, which added $18.5 million in loans and $19.7 million in deposits at the time of the acquisition.

•
Noninterest income increased $1.4 million, or 37.4%, in 2017. This increase was primarily from a $1.3 million bargain purchase gain related to the acquisition of NHB. Also during 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment, partially offset by securities gains of $346,000 realized during the same period.

•
Noninterest expense increased $2.2 million, or 12.6%, to $19.6 million for the year ended December 31, 2017 from $17.4 million for 2016. The increase primarily related to increases in acquisition costs, other noninterest expense, compensation and benefits and premises and equipment of $718,000, $714,000, $628,000 and $126,000, respectively. Acquisition costs related to the NHB acquisition totaled $1.1 million in 2017. Also contributing to the increases in noninterest expense were operating costs associated with this new office from the NHB acquisition as well as the full-year operation of two banking offices added during 2016.

•
Provision for income taxes increased $866,000, or 69.4%, to $2.1 million for the year ended December 31, 2017 from $1.2 million for 2016. This increase was primarily from an $827,000 write down of net deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.

Changes in Financial Condition

Total assets increased $57.9 million, or 8.4%, to $750.1 million at December 31, 2017 from $692.1 million at December 31, 2016. This increase primarily related to an increase in net loans receivable of $61.8 million, partially offset by a decrease in cash and cash equivalents of $3.2 million. Liabilities increased $52.9 million, or 8.3%, to $691.0 million at December 31, 2017 from $638.1 million at December 31, 2016 due to an increase in customer deposits of $69.7 million, partially offset by an $18.0 million decrease in borrowed funds. Loans and deposits acquired from NHB totaled $18.5 million and $19.7 million, respectively, at the time of the acquisition in September 2017.

Cash and cash equivalents. Cash and cash equivalents decreased $3.2 million, or 18.2%, to $14.4 million at December 31, 2017 from $17.6 million at December 31, 2016. This decrease primarily resulted from the funding of loans and the repayment of borrowed funds, partially offset by an increase in customer deposits.

Securities. Securities decreased $393,000 to $101.2 million at December 31, 2017 from $101.6 million at December 31, 2016. This decrease primarily resulted from investment security sales, maturities, calls and repayments totaling $29.8 million, partially offset by purchases totaling $29.5 million during the year.

Loans receivable. Net loans receivable increased $61.8 million, or 12.1%, to $577.2 million at December 31, 2017 from $515.4 million at December 31, 2016. The increase was driven by growth in the Corporation’s commercial mortgage, residential mortgage, home equity, consumer and commercial business portfolios of $26.1 million, $23.7 million, $8.6 million, $2.9 million and $1.2 million, respectively. Loans acquired from NHB totaled $18.5 million at the time of the acquisition in September 2017 and $17.4 million at December 31, 2017.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $4.2 million, or 0.56% of total assets, at December 31, 2017 compared to $3.6 million, or 0.52% of total assets, at December 31, 2016. Nonperforming assets consisted of nonperforming loans and real estate owned of $3.6 million and $492,000, respectively, at December 31, 2017 and $3.3 million and $291,000, respectively, at December 31, 2016. At December 31, 2017, nonperforming loans consisted primarily of residential mortgage, commercial mortgage and commercial business loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $3.3 million and $1.4 million, respectively, at December 31, 2017. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the federal banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses. BOLI increased $334,000, or 2.9%, to $11.7 million at December 31, 2017 from $11.4 million at December 31, 2016.

Premises and equipment. Premises and equipment decreased $272,000, or 1.5%, to $18.0 million at December 31, 2017 from $18.3 million at December 31, 2016. The overall decrease in premises and equipment during the year was due to depreciation and amortizaton of $1.2 million, partially offset by capital expenditures of $204,000. Additions for 2017 also included $708,000 of fixed assets acquired from NHB.

Goodwill. Goodwill remained unchanged from $10.3 million at December 31, 2017 and December 31, 2016. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2017.

Core deposit intangible. The core deposit intangible was $481,000 at December 31, 2017, compared to $560,000 at December 31, 2016. During 2017, the Corporation recorded a core deposit intangible of $167,000 related to the NHB acquisition. The core deposit intangible also includes amounts associated with the assumption of deposits in the 2016 UASB acquisition and the 2009 Titusville branch acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes utilizing the double declining balance method of amortization over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $246,000 and $226,000 of intangible amortization in 2017 and 2016, respectively.

Deposits. Total deposits increased $69.7 million, or 11.9%, to $654.6 million at December 31, 2017 from $584.9 million at December 31, 2016. Noninterest bearing deposits increased $2.5 million, or 2.1%, during the year while interest bearing deposits increased $67.2 million, or 14.6%. Deposits assumed from NHB totaled $19.7 million at the time of the acquisition in September 2017 and $17.2 million at December 31, 2017

Borrowed funds. Borrowed funds decreased $18.0 million, or 40.9%, to $26.0 million at December 31, 2017 from $44.0 million at December 31, 2016 primarily as the Corporation repaid $15.0 million of FHLB borrowings which matured in November 2017. Borrowed funds at December 31, 2017 consisted of short-term borrowings of $2.5 million and long-term borrowings of $23.5 million. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for the normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $5.0 million, or 9.3%, to $59.1 million at December 31, 2017 from $54.1 million at December 31, 2016. The increase was primarily due to proceeds from the exercise of stock options of $1.4 million, $1.7 million of common stock issued in connection with the acquisition of NHB and net income of $4.3 million for 2017, offset by common stock dividends paid of $2.4 million.

 Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $4.3 million and $4.0 million in 2017 and 2016, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	For the year ended December 31,
	2017			2016
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$531,228	$22,973	4.32%	$459,253	$19,966	4.35%
Loans, tax-exempt	23,637	1,088	4.60%	25,893	1,206	4.66%
Total loans receivable	554,865	24,061	4.34%	485,146	21,172	4.36%
Securities, taxable	73,914	1,615	2.18%	78,767	1,662	2.11%
Securities, tax-exempt	26,338	784	2.98%	28,453	865	3.04%
Total securities	100,252	2,399	2.39%	107,220	2,527	2.36%
Federal bank stocks	4,848	242	4.99%	3,758	186	4.95%
Interest-earning deposits with banks	22,321	235	1.05%	25,563	135	0.53%
Total interest-earning cash equivalents	27,169	477	1.76%	29,321	321	1.09%
Total interest-earning assets	682,286	26,937	3.95%	621,687	24,020	3.86%
Cash and due from banks	2,741			2,577
Other noninterest-earning assets	45,968			42,490
Total Assets	$730,995			$666,754
Interest-bearing liabilities:
Interest-bearing demand deposits	$331,157	1,075	0.32%	$290,559	607	0.21%
Time deposits	165,828	2,200	1.33%	153,268	2,184	1.42%
Total interest-bearing deposits	496,985	3,275	0.66%	443,827	2,791	0.63%
Borrowed funds, short-term	4,588	130	2.82%	2,341	78	3.34%
Borrowed funds, long-term	35,949	1,088	3.03%	35,141	1,076	3.06%
Total borrowed funds	40,537	1,218	3.00%	37,482	1,154	3.08%
Total interest-bearing liabilities	537,522	4,493	0.84%	481,309	3,945	0.82%
Noninterest-bearing demand deposits	126,808	—	—	122,181	—	—
Funding and cost of funds	664,330	4,493	0.68%	603,490	3,945	0.65%
Other noninterest-bearing liabilities	9,793			8,832
Total Liabilities	674,123			612,322
Stockholders' Equity	56,872			54,432
Total Liabilities and Stockholders' Equity	$730,995			$666,754
Net interest income		$22,444			$20,075
Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.11%			3.04%
Net interest margin (net interest income as a percentage of average interest-earning assets)			3.29%			3.23%

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

(Dollar amounts in thousands)	2017 versus 2016
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$3,024	$(135)	$2,889
Securities	(166)	38	(128)
Federal bank stocks	54	2	56
Interest-earning deposits with banks	(19)	119	100

Total interest-earning assets	2,893	24	2,917

Interest expense:
Deposits	345	139	484
Borrowed funds, short term	65	(13)	52
Borrowed funds, long term	25	(13)	12

Total interest-bearing liabilities	435	113	548

Net interest income	$2,458	$(89)	$2,369

2017 Results Compared to 2016 Results

The Corporation reported net income of $4.3 million and $4.0 million for 2017 and 2016, respectively. The $291,000, or 7.3%, increase in net income was attributed to increases in net interest income and noninterest income of $2.4 million and $1.4 million, respectively, partially offset by increases in noninterest expense, the provision for income taxes and the provision for loan losses of $2.2 million, $866,000 and $439,000, respectively. Returns on average equity and assets were 7.52% and 0.59%, respectively, for 2017, compared to 7.32% and 0.60%, respectively, for 2016.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $2.4 million to $22.4 million for 2017, compared to $20.1 million for 2016. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $2.9 million, partially offset by an increase in interest expense of $548,000.

Interest income. Tax equivalent interest income increased $2.9 million, or 12.1%, to $26.9 million for 2017, compared to $24.0 million for 2016. This increase can be attributed to increases in interest earned on loans, deposits with banks and dividends received on federal bank stocks of $2.9 million, $100,000 and $56,000, respectively, partially offset by a decrease in interest earned on securities of $128,000.

Tax equivalent interest earned on loans receivable increased $2.9 million, or 13.6%, to $24.1 million for 2017, compared to $21.2 million for 2016. The average balance of loans increased $69.7 million, or 14.4%, generating $3.0 million of additional interest income on loans. Offsetting this favorable variance, the average yield on loans decreased 2 basis points to 4.34% for 2017, versus 4.36% for 2016 causing a $135,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $128,000, or 5.1%, to $2.4 million for 2017, compared to $2.5 million for 2016. The average balance of securities decreased $7.0 million, or 6.5%, causing a $166,000 decrease in interest income. Partially offsetting the unfavorable volume variance, the average yield on securities increased 3 basis points to 2.39% for 2017 versus 2.36% for 2016 causing a $38,000 increase in interest income.

Interest earned on interest-earning deposit accounts increased $100,000, or 74.1%, to $235,000 for 2017, compared to $135,000 for 2016. The average yield on these accounts increased 52 basis points to 1.05% for 2017 versus 0.53% for 2016 causing a $119,000 increase in interest income. Offsetting this favorable variance, the average balance of interest-earning deposits decreased $3.2 million causing a $19,000 decrease in interest income.

Interest earned on federal bank stocks increased $56,000, or 30.1%, to $242,000 for 2017, compared to $186,000 for 2016. The average balance of federal bank stocks increased $1.1 million, or 29.0%, generating a $54,000 increase in interest income. Enhancing this favorable variance, the average yield on these accounts increased 4 basis points to 4.99% for 2017 versus 4.95% for 2016 causing a $2,000 increase in interest income.

Interest expense. Interest expense increased $548,000, or 13.9%, to $4.5 million for 2017, compared to $3.9 million for 2016. This increase can be attributed to increases in interest expense on interest-bearing deposits and borrowed funds of $484,000 and $64,000, respectively.

Interest expense on deposits increased $484,000, or 17.3%, to $3.3 million for 2017, compared to $2.8 million for 2016. The average balance of interest-bearing deposits increased $53.2 million, or 12.0%, causing a $345,000 increase in interest expense. The average rate on interest-bearing deposits increased by 3 basis points to 0.66% for 2017 versus 0.63% for 2016 causing a $139,000 increase in interest expense.

Interest expense on borrowed funds increased $64,000, or 5.5%, to $1.2 million for 2017, compared to $1.2 million for 2016. The average balance of borrowed funds increased $3.1 million, or 8.2%, to $40.5 million for 2017, compared to $37.5 million for 2016 causing a $90,000 increase in interest expense. Partially offsetting this unfavorable variance, the average cost of borrowed funds decreased 8 basis points to 3.00% for 2017 versus 3.08% for 2016 causing a $26,000 decrease in interest expense.

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

Nonperforming loans increased $370,000, or 11.1%, to $3.7 million at December 31, 2017 from $3.3 million at December 31, 2016. The increase in nonperforming loans was primarily related to a $646,000 increase in loans past due more than 90 days, partially offset by the payoff of two residential mortgage loans which were previously on nonaccrual status totaling $391,000.

The provision for loan losses increased $439,000, or 94.6%, to $903,000 for 2017 from $464,000 for 2016. The Corporation’s allowance for loan losses amounted to $6.1 million, or 1.05% of the Corporation’s total loan portfolio at December 31, 2017 compared to $5.5 million or 1.06% of total loans at December 31, 2016. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2017 and 2016, was 165.9% and 166.9%, respectively. The allocation of the allowance for loan losses related to residential mortgage loans and commercial mortgage loans increased during the year as a result of growth in the loan portfolios, while the allocation related to commercial business loans decreased as the portfolio remained flat. At December 31, 2017, there was no provision for loan losses allocated to loans acquired from UA or NHB.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, commissions on financial services, title premiums, security and loan sale gains and losses, and earnings on bank-owned life insurance (BOLI). Noninterest income increased $1.4 million, or 37.4%, to $5.0 million in 2017 from $3.7 million in 2016. The increase in noninterest income is primarily due to a $1.3 million bargain purchase gain related to the acquisition of NHB at September 30, 2017. Also during 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank, the wholly owned banking subsidiary of First NBC Bank Holding Company, and named the FDIC as receiver for the bank. Partially offsetting this impairment charge, the Corporation realized securities gains of $346,000 during 2017, compared to $82,000 during the same period in 2016. Additionally, gains on the sale of loans totaled $248,000 for 2017 compared to $119,000 during the same period in 2016 and customer service fees increased $133,000 as overdraft charges during 2017 outpaced the same period last year.

Noninterest expense. Noninterest expense increased $2.2 million, or 12.6%, to $19.6 million for 2017, compared to $17.4 million for 2016. This increase was primarily related to increases in acquisition costs, other noninterest expense, compensation and employee benefits, premises and equipment expense and intangible asset amortization.

Acquisition costs increased $718,000 to $1.1 million for 2017, compared to $401,000 for 2016. Acquisition costs for 2017 were related to the acquisition of NHB and included system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $421,000, $279,000, $173,000, $108,000, $55,000 and $84,000. Acquisition costs for 2016 were related to the acquisition of UASB and included legal fees, system conversion costs and other costs of $194,000, $132,000 and $75,000, respectively.

Other noninterest expense increased $714,000, or 17.7%, to $4.8 million for 2017, compared to $4.0 million for 2016. Contributing to the increase were increases in bad checks and other losses, Pennsylvania share tax, overdraft privilege program administration fees, debit card processing expenses, subscriptions, correspondent banking fees, travel and entertainment expenses and telecommunications expenses. These increases were due, in part, to full-year operating costs associated with two new branches opened in 2016 and a partial year of costs associated with the NHB office acquired on September 30, 2017.

Compensation and employee benefits expense increased $628,000, or 7.3%, to $9.3 million for 2017, compared to $8.6 million for 2016. This increase primarily related to normal wage and salary increases and an increase in retirement benefits expense as well as the addition of the new branch offices.

Premises and equipment expense increased $126,000, or 4.4%, to $3.0 million for 2017, compared to $2.8 million for 2016. This increase primarily related to expenses associated with the Bank’s new branch offices.

The Corporation recognized $246,000 of intangible amortization in 2017, compared to $226,000 in 2016 associated with core deposit intangible assets that were recorded in connection with the 2009 Titusville branch acquisition, the 2016 UASB acquisition and the 2017 NHB acquisition.

The provision for income taxes increased $866,000, or 69.4%, to $2.1 million for 2017, compared to $1.2 million for 2016 primarily due to an additional tax expense of $827,000 recorded for the revaluation of deferred tax assets as required by the Tax Cut and Jobs Act signed into law during December 2017. As a result of this additional tax expense, the Corporation's effective tax rate for 2017 was 33.1%, compared to 23.8% for 2016.

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

The Corporation’s Board of Directors has established a Finance Committee, consisting of four outside directors, the President and Chief Executive Officer (CEO), Treasurer and Chief Financial Officer (CFO), Chief Risk & Strategy Officer (CRSO) and Chief Operating Officer (COO), to monitor market risk, including primarily interest rate risk. This committee, which meets at least quarterly, generally establishes and monitors the investment, interest rate risk and asset liability management policies of the Corporation.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2017, the Corporation’s interest-earning assets maturing or repricing within one year totaled $194.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $166.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $27.2 million or 3.6% of total assets. At December 31, 2017, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 116.3%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2017 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months	Six months	One to	Three to	Over
	or less	to one year	three years	four years	four years	Total
Total interest-earning assets	$142,748	$51,325	$160,987	$72,420	$268,326	$695,806

Total interest-bearing liabilities	83,869	82,971	242,626	59,326	82,089	550,881

Interest rate sensitivity gap	$58,879	$(31,646)	$(81,639)	$13,094	$186,237	$144,925

Cumulative rate sensitivity gap	$58,879	$27,233	$(54,406)	$(41,312)	$144,925

Ratio of gap during the period to total interest earning assets	8.46%	(4.55)%	(11.73)%	1.88%	26.77%

Ratio of cumulative gap to total interest earning assets	8.46%	3.91%	(7.82)%	(5.94)%	20.83%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2017 and 2016, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2017 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2017 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2017 Net interest income - increase (decrease)	0.78%	0.90%	0.55%	(2.96)%

2016 Net interest income - increase (decrease)	(0.77)%	(1.90)%	(2.56)%	(6.48)%

The expected increase in 2017 net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having an excess of immediately repricing interest-earning assets over immediately repricing interest-bearing liabilities. The expected decrease in 2016 net interest income in the rising rate scenarios resulted from the Corporation having overnight borrowings of $7.0 million at December 31, 2016. In a rising rate environment, these borrowings would be immediately repricing, therefore causing increased interest expense.

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

Capital Resources

Total stockholders’ equity increased $5.0 million, or 9.3%, to $59.1 million at December 31, 2017 from $54.1 million at December 31, 2016. Net income of $4.3 million in 2017 represented a increase in earnings of $291,000, or 7.3%, compared to 2016.

The Corporation’s capital to assets (leverage) ratio decreased to 7.7% at December 31, 2017 from 7.8% at December 31, 2016. This was due to a $57.9 million increase in the Corporation's assets primarily related to growth in the loan portfolio enhanced by the acquisition of NHB during 2017.

While continuing to sustain a strong capital position, dividends on common stock increased to $2.4 million in 2017 from $2.2 million in 2016. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 44% of registered shareholder accounts active in the plan at December 31, 2017. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2017, the Bank was in excess of all regulatory capital requirements. See Note 10 on page F-28 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2017, the Corporation used its sources of funds primarily to fund loan commitments and repay borrowed funds. As of December 31, 2017, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $89.7 million, and standby letters of credit totaling $156,000, net of cash collateral maintained by the Bank. The Bank is required by the OCC to establish policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of short-term borrowings, and at December 31, 2017, the Bank was in compliance with all liquidity policy limits.

At December 31, 2017, time deposits amounted to $170.7 million, or 26.1%, of the Corporation’s total consolidated deposits, including approximately $46.9 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2017, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $177.9 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.27 and $0.26 per common share for each of the four quarters of 2017 and 2016, respectively. On February 21, 2018, the Corporation declared a quarterly dividend of $0.28 per common share payable on March 23, 2018 to shareholders of record on March 1, 2018. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements beginning on page F-8. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies:

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2017, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included beginning on page F-1.

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

As of December 31, 2017, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2017, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2017.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2018 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2017 with respect to shares of common stock that may be issued under our 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	0	$—	140,966

Equity compensation plans not approved by security holders	0	—	0

Total	0	$—	140,966

(1) The 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 35,900 shares of restricted stock have been granted at December 31, 2017.

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

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Articles of Incorporation of Emclaire Financial Corp (1)
3.2	Bylaws of Emclaire Financial Corp (1)
4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (2)
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*
10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*
10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017. (4)*
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015. (3)*
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Matthew J. Lucco, dated as of November 18, 2015. (3)*
10.6	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017. (4).
10.7	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees. (5)*
10.8	Farmers National Bank of Emlenton Deferred Compensation Plan. (6)*
10.9	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust. (7)*
11.0	Emclaire Financial Corp 2014 Stock Incentive Plan. (8)*
11.1	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (9)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (10)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2017.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.

(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.

(8)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 21, 2018	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 21, 2018
Director
(Principal Executive Officer)

Date:	March 21, 2018

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 21, 2018	Date:	March 21, 2018

By:	/s/ James M. Crooks	By:	/s/ Robert W. Freeman
	James M. Crooks		Robert W. Freeman
	Director		Director
Date:	March 21, 2018	Date:	March 21, 2018

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director
Date:	March 21, 2018	Date:	March 21, 2018

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 21, 2018	Date:	March 21, 2018

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 21, 2018

Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Emclaire Financial Corp
Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Corporation's auditor since 2010.

Cleveland, Ohio
March 21, 2018

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$3,072	$2,758
Interest earning deposits with banks	11,302	14,810
Total cash and cash equivalents	14,374	17,568
Securities available for sale	101,167	101,560
Loans receivable, net of allowance for loan losses of $6,127 and $5,545	577,234	515,435
Loans held for sale	504	68
Federal bank stocks, at cost	4,662	4,861
Bank-owned life insurance	11,724	11,390
Accrued interest receivable	2,217	1,815
Premises and equipment, net	18,010	18,282
Goodwill	10,288	10,288
Core deposit intangible, net	481	560
Prepaid expenses and other assets	9,423	10,308
Total Assets	$750,084	$692,135

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$126,263	$123,717
Interest bearing	528,380	461,223
Total deposits	654,643	584,940
Borrowed funds	26,000	44,000
Accrued interest payable	413	239
Accrued expenses and other liabilities	9,937	8,883
Total Liabilities	690,993	638,062

Commitments and Contingent Liabilities (Note 13)

Stockholders' Equity
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,373,156 and 2,254,375 shares issued; 2,271,139 and 2,152,358 shares outstanding	2,966	2,818
Additional paid-in capital	31,031	27,900
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	32,726	29,960
Accumulated other comprehensive loss	(5,518)	(4,491)
Total Stockholders' Equity	59,091	54,073
Total Liabilities and Stockholders' Equity	$750,084	$692,135

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2017	2016
Interest and dividend income
Loans receivable, including fees	$23,738	$20,814
Securities:
Taxable	1,615	1,662
Exempt from federal income tax	570	628
Federal bank stocks	242	186
Deposits with banks	235	135
Total interest and dividend income	26,400	23,425
Interest expense
Deposits	3,275	2,791
Short-term borrowed funds	130	78
Long-term borrowed funds	1,088	1,076
Total interest expense	4,493	3,945
Net interest income	21,907	19,480
Provision for loan losses	903	464
Net interest income after provision for loan losses	21,004	19,016
Noninterest income
Fees and service charges	1,749	1,616
Net gain on sales of available for sale securities	346	82
Net gain on sales of loans	248	119
Other than temporary impairment loss	(508)	—
Earnings on bank-owned life insurance	412	406
Gain on bargain purchase	1,316	—
Other	1,459	1,432
Total noninterest income	5,022	3,655
Noninterest expense
Compensation and employee benefits	9,258	8,630
Premises and equipment	2,975	2,849
Intangible asset amortization	246	226
Professional fees	841	876
Federal deposit insurance	443	416
Acquisition costs	1,119	401
Other	4,753	4,039
Total noninterest expense	19,635	17,437
Income before provision for income taxes	6,391	5,234
Provision for income taxes	2,114	1,248
Net income	$4,277	$3,986

Earnings per common share
Basic	$1.95	$1.86
Diluted	$1.93	$1.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2017	2016
Net income	$4,277	$3,986

Other comprehensive loss

Unrealized gains/(losses) on securities:
Unrealized holding gain (loss) arising during the period	6	(571)
Reclassification adjustment for other than temporary impairment included in net income	508	—
Reclassification adjustment for gains included in net income	(346)	(82)
	168	(653)
Tax effect	(56)	222

Net of tax	112	(431)

Defined benefit pension plans:
Net loss arising during the period	(588)	(671)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	239	220
	(349)	(451)
Tax effect	73	153

Net of tax	(276)	(298)

Total other comprehensive loss	(164)	(729)

Comprehensive income	$4,113	$3,257

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2016	$2,808	$27,701	$(2,114)	$28,206	$(3,762)	$52,839
Net income				3,986		3,986
Other comprehensive loss					(729)	(729)
Stock compensation expense		205				205
Issuance of common stock for restricted stock awards (7,550 shares), including tax benefit	10	(6)				4
Cash dividends declared on common stock ($1.04 per share)				(2,232)		(2,232)
Balance at December 31, 2016	2,818	27,900	(2,114)	29,960	(4,491)	54,073
Net income				4,277		4,277
Other comprehensive loss					(164)	(164)
Stock compensation expense		230				230
Exercise of stock options (53,586 shares)	67	1,308				1,375
Issuance of common stock (58,445 shares)	73	1,601				1,674
Issuance of common stock for restricted stock awards (6,750 shares)	8	(8)				—
Reclassification of disproportionate tax effects				863	(863)	—
Cash dividends declared on common stock ($1.08 per share)				(2,374)		(2,374)
Balance at December 31, 2017	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$4,277	$3,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,163	1,133
Provision for loan losses	903	464
Amortization/accretion of premiums, discounts and deferred costs and fees, net	488	434
Amortization of intangible assets and mortgage servicing rights	295	246
Securities impairment loss recognized in earnings	508	—
Realized gains on sales of available for sale securities, net	(346)	(82)
Net gains on sales of loans	(248)	(119)
Net gains on foreclosed real estate	(32)	(22)
Net loss on sales of bank premises and equipment	16	10
Loans originated for sale	(5,783)	(2,224)
Proceeds from the sale of loans originated for sale	6,007	2,198
Gain on bargain purchase	(1,316)	—
Restricted stock and stock option compensation	230	205
Increase in bank-owned life insurance, net	(334)	(334)
Increase in accrued interest receivable	(299)	(127)
Decrease in deferred taxes	691	203
(Increase) decrease in prepaid expenses and other assets	1,055	(141)
Increase in accrued interest payable	168	31
Increase (decrease) in accrued expenses and other liabilities	771	(201)
Net cash provided by operating activities	8,214	5,660
Cash flows from investing activities
Loan originations and principal collections, net	(47,231)	(15,466)
Purchase of residential mortgage loans	—	(6,911)
Proceeds from sales of loans held for sale previously classified as portfolio loans	1,790	1,739
Available for sale securities:
Sales	18,360	6,618
Maturities, repayments and calls	11,453	22,790
Purchases	(29,474)	(18,522)
Net cash received (paid) for acquisition	2,517	(3,309)
Redemption of federal bank stocks, net	210	357
Proceeds from the sale of bank premises and equipment	5	—
Purchases of premises and equipment	(204)	(2,142)
Proceeds from the sale of foreclosed real estate	210	333
Net cash used in investing activities	(42,364)	(14,513)
Cash flows from financing activities
Net increase in deposits	49,955	22,353
Proceeds from long-term debt	5,000	5,000
Repayments on long-term debt	(16,000)	(5,500)
Net change in short-term borrowings	(7,000)	(4,750)
Proceeds from issuance of common stock	—	4
Proceeds from exercise of stock options	1,375	—
Dividends paid	(2,374)	(2,232)
Net cash provided by financing activities	30,956	14,875
Net increase (decrease) in cash and cash equivalents	(3,194)	6,022
Cash and cash equivalents at beginning of period	17,568	11,546
Cash and cash equivalents at end of period	$14,374	$17,568

Supplemental information:
Interest paid	$4,319	$3,885
Income taxes paid	1,325	600

Supplemental noncash disclosures:
Transfers from loans to foreclosed real estate	379	442
Transfers from portfolio loans to loans held for sale	2,202	1,662
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

Significant Group Concentrations of Credit Risk. Most of the Corporation’s activities are with customers located within the Western Pennsylvania region of the country. Note 2 discusses the type of securities that the Corporation invests in. Note 3 discusses the types of lending the Corporation engages in. The Corporation does not have any significant concentrations to any one industry or customer.

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

The accrual of interest on all classes of loans is typically discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. At 120 days past due, all loans are considered nonaccrual. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $492,000 and $291,000 at December 31, 2017 and 2016, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $948,000 and $1.5 million at December 31, 2017 and 2016, respectively.

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

Newly Issued Not Yet Effective Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. Management has evaluated revenue streams within noninterest income, specifically service charges on deposits and other fees, to assess the applicability of this guidance. The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements; however, the adoption of this standard will result in additional disclosures beginning with the first quarter 2018 Form 10-Q.

In January 2016, the FASB issued ASU 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting in other comprehensive income the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-1 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-1 is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements; however, the adoption of this standard will impact fair value disclosures beginning with the first quarter 2018 Form 10-Q.

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

Adoption of New Accounting Policies. In the first quarter of 2017, the Corporation adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies certain aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards either as equity or liabilities, and classifications on the statement of cash flows. This ASU did not have a material impact on the Corporation's financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income." ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act). Consequently, the amendments eliminated the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not effected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance in this ASU will become effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and will be applied either in the period of the adoption or retrospectively to each period in which the effect of the tax change in the U.S. federal corporate income tax rate in the Act is recognized. The Corporation early adopted this ASU and, as a result, reclassified $863,000 from accumulated other comprehensive income to retained earnings as of December 31, 2017.

Notes to Consolidated Financial Statements

2.	Securities

The following table summarizes the Corporation’s securities as of December 31:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value
Available for sale:
December 31, 2017:
U.S. Treasury	$4,541	$—	$(69)	$4,472
U.S. government sponsored entities and agencies	14,136	2	(212)	13,926
U.S. agency mortgage-backed securities: residential	20,904	7	(153)	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	25	(708)	21,924
State and political subdivision	29,249	87	(96)	29,240
Corporate debt securities	9,009	38	(17)	9,030
Equity securities	1,580	255	(18)	1,817
	$102,026	$414	$(1,273)	$101,167
December 31, 2016:
U.S. Treasury	$4,550	$—	$(50)	$4,500
U.S. government sponsored entities and agencies	9,186	—	(188)	8,998
U.S. agency mortgage-backed securities: residential	25,790	32	(196)	25,626
U.S. agency collateralized mortgage obligations: residential	25,367	23	(684)	24,706
State and political subdivision	27,853	17	(262)	27,608
Corporate debt securities	8,012	5	(85)	7,932
Equity securities	1,829	373	(12)	2,190
	$102,587	$450	$(1,477)	$101,560

Securities with carrying values of $21.8 million and $24.6 million as of December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains on sales of available for sale securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2017	2016
Proceeds	$18,360	$6,618
Gains	350	108
Losses	(4)	(26)
Tax provision related to gains	118	28

During 2017, management determined that an other than temporary impairment existed on a corporate debt security due to deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest. This security was written down to its fair market value and the resulting impairment loss of $508,000 was recognized in earnings.

Notes to Consolidated Financial Statements

2.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2017. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

	Available for sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$1,851	$1,849
Due after one year through five years	32,578	32,291
Due after five through ten years	18,512	18,526
Due after ten years	3,994	4,002
U.S. agency mortgage-backed securities: residential	20,904	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	21,924
	$100,446	$99,350

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2017:
U.S. Treasury	$—	$—	$4,472	$(69)	$4,472	$(69)
U.S. government sponsored entities and agencies	3,447	(42)	8,975	(170)	12,422	(212)
U.S. agency mortgage-backed securities: residential	9,659	(48)	6,581	(105)	16,240	(153)
U.S. agency collateralized mortgage obligations: residential	954	(16)	19,147	(692)	20,101	(708)
State and political subdivision	10,510	(60)	3,487	(36)	13,997	(96)
Corporate debt securities	2,992	(16)	999	(1)	3,991	(17)
Equity securities	—	—	231	(18)	231	(18)
	$27,562	$(182)	$43,892	$(1,091)	$71,454	$(1,273)

December 31, 2016:
U.S. Treasury	$4,500	$(50)	$—	$—	$4,500	$(50)
U.S. government sponsored entities and agencies	8,998	(188)	—	—	8,998	(188)
U.S. agency mortgage-backed securities: residential	23,279	(196)	—	—	23,279	(196)
U.S. agency collateralized mortgage obligations: residential	13,568	(438)	9,317	(246)	22,885	(684)
State and political subdivision	21,924	(262)	—	—	21,924	(262)
Corporate debt securities	3,927	(85)	—	—	3,927	(85)
Equity securities	—	—	237	(12)	237	(12)
	$76,196	$(1,219)	$9,554	$(258)	$85,750	$(1,477)

Notes to Consolidated Financial Statements

2.	Securities (continued)

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

There was one equity security in an unrealized loss position for more than 12 months as of December 31, 2017. Equity securities owned by the Corporation consist of common stock of various financial service providers. This investment security is in unrealized loss positions as a result of the illiquid nature of the stock. The Corporation does not invest in these securities with the intent to sell them for a profit in the near term. For investments in equity securities, in addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of whether an equity security is other-than-temporarily impaired includes a review of the profitability, capital adequacy and other relevant information available to determine the financial position and near term prospects of each issuer. The results of analyzing the aforementioned metrics and financial fundamentals suggest recovery of amortized cost in the near future. Based on that evaluation, and given that the Corporation’s current intention is not to sell any impaired security and it is more likely than not it will not be required to sell this security before the recovery of its amortized cost basis, the Corporation does not consider the equity security with an unrealized loss as of December 31, 2017 to be other-than-temporarily impaired.

There were 101 debt securities in an unrealized loss position as of December 31, 2017, of which 55 were in an unrealized loss position for more than 12 months. Of these 101 securities, 41 were state and political subdivisions securities, 25 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 12 were U.S. government sponsored entities and agencies securities, 10 were mortgage-backed securities, 8 were corporate securities and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2017 to be other-than-temporarily impaired.

3.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	2017	2016
Mortgage loans on real estate:
Residential first mortgages	$221,823	$198,167
Home equity loans and lines of credit	99,940	91,359
Commercial real estate	193,068	166,994
	514,831	456,520
Other loans:
Commercial business	58,941	57,788
Consumer	9,589	6,672
	68,530	64,460
Total loans, gross	583,361	520,980
Less allowance for loan losses	6,127	5,545
Total loans, net	$577,234	$515,435

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

During 2016, the Corporation purchased a pool of residential mortgage loans totaling $6.9 million.

Included in total loans above are net deferred costs of $1.5 million and $1.3 million at December 31, 2017 and 2016, respectively.

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2017	2016
Balance at the beginning of the year	$5,545	$5,205
Provision for loan losses	903	464
Charge-offs	(366)	(296)
Recoveries	45	172
Balance at the end of the year	$6,127	$5,545

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2017 and 2016:

	Residential	Home Equity & Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2017:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(40)	(114)	(127)	(14)	(71)	(366)
Recoveries	—	23	8	2	12	45
Provision	284	104	558	(103)	60	903
Ending Balance	$2,090	$646	$2,753	$585	$53	$6,127

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Acquired loans	—	—	—	—	—	—
Collectively evaluated for impairment	2,083	646	2,753	585	53	6,120
Total	$2,090	$646	$2,753	$585	$53	$6,127

Total loans:
Individually evaluated for impairment	$425	$8	$914	$569	$—	$1,916
Acquired loans	20,300	10,873	27,404	1,451	2,893	62,921
Collectively evaluated for impairment	201,098	89,059	164,750	56,921	6,696	518,524
Total	$221,823	$99,940	$193,068	$58,941	$9,589	$583,361

December 31, 2016:
Beginning Balance	$1,429	$586	$2,185	$960	$45	$5,205
Charge-offs	(101)	(118)	(18)	(11)	(48)	(296)
Recoveries	—	3	158	—	11	172
Provision	518	162	(11)	(249)	44	464
Ending Balance	$1,846	$633	$2,314	$700	$52	$5,545

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$19	$—	$95	$6	$—	$120
Acquired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,827	633	2,219	694	52	5,425
Total	$1,846	$633	$2,314	$700	$52	$5,545

Total loans:
Individually evaluated for impairment	$135	$—	$1,014	$684	$—	$1,833
Acquired loans	25,024	5,225	27,492	1,182	13	58,936
Collectively evaluated for impairment	173,008	86,134	138,488	55,922	6,659	460,211
Total	$198,167	$91,359	$166,994	$57,788	$6,672	$520,980

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

At December 31, 2017 and 2016, there was no allowance for loan losses allocated to loans acquired in the acquisition of Northern Hancock Bank and Trust Co. in September 2017 or United American Savings Bank in April 2016 (see Note 20).

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

	Impaired Loans with
(Dollar amounts in thousands)	Specific Allowance
				For the year ended
	As of December 31, 2017			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$75	$75	$7	$88	$3	$3
Home equity and lines of credit	8	8	—	2	—	—
Commercial real estate	—	—	—	111	—	—
Commercial business	—	—	—	118	—	—
Consumer	—	—	—	—	—	—
Total	$83	$83	$7	$319	$3	$3

(Dollar amounts in thousands)	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2017		December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$461	$350	$289	$8	$8
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,089	914	855	3	3
Commercial business	569	569	498	3	3
Consumer	—	—	—	—	—
Total	$2,119	$1,833	$1,642	$14	$14

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

(Dollar amounts in thousands)	Impaired Loans with Specific Allowance
				For the year ended
	As of December 31, 2016			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$168	$135	$19	$119	$6	$6
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	557	557	95	130	23	—
Commercial business	588	588	6	428	—	—
Consumer	—	—	—	—	—	—
Total	$1,313	$1,280	$120	$677	$29	$6

(Dollar amounts in thousands)	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2016		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$23	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	631	457	735	3	3
Commercial business	96	96	322	2	2
Consumer	—	—	—	—	—
Total	$727	$553	$1,080	$5	$5

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

At December 31, 2017 and 2016, the Corporation had $433,000 and $239,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2017 and 2016, the Corporation had $7,000 and $19,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At December 31, 2017, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the period.

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

During the year ended December 31, 2016, the Corporation modified one home equity loan with a recorded investment of $10,000 due to a bankruptcy order. At December 31, 2016, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation's income statement during the period.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the year ended December 31, 2017, there were no loans classified as TDRs which defaulted within twelve months of their modification. During the year ended December 31, 2016, there was a default on one $10,000 residential mortgage loan within 12 months following modification. The default did not have a material impact on the Corporation's income statement during the period.

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

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2017 and 2016:

			Special
(Dollar amounts in thousands)	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2017:
Residential first mortgages	$220,730	$—	$—	$1,093	$—	$221,823
Home equity and lines of credit	98,946	—	—	994	—	99,940
Commercial real estate	—	182,460	2,744	7,864	—	193,068
Commercial business	—	56,960	477	1,504	—	58,941
Consumer	9,443	—	—	146	—	9,589
Total	$329,119	$239,420	$3,221	$11,601	$—	$583,361

December 31, 2016:
Residential first mortgages	$197,041	$—	$—	$1,126	$—	$198,167
Home equity and lines of credit	91,017	—	—	342	—	91,359
Commercial real estate	—	161,312	1,077	4,605	—	166,994
Commercial business	—	52,125	4,926	737	—	57,788
Consumer	6,659	—	—	13	—	6,672
Total	$294,717	$213,437	$6,003	$6,823	$—	$520,980

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2017 and 2016:

	Performing			Nonperforming
	Accruing Loans Not	Accruing 30-59 Days	Accruing 60-89 Days	Accruing 90 Days +		Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2017:
Residential first mortgages	$218,515	$1,936	$357	$159	$856	$221,823
Home equity and lines of credit	98,112	598	370	334	526	99,940
Commercial real estate	190,451	1,026	430	197	964	193,068
Commercial business	58,058	74	225	—	584	58,941
Consumer	9,162	273	81	—	73	9,589
Total loans	$574,298	$3,907	$1,463	$690	$3,003	$583,361

December 31, 2016:
Residential first mortgages	$194,830	$1,916	$295	$—	$1,126	$198,167
Home equity and lines of credit	90,557	460	—	2	340	91,359
Commercial real estate	165,318	561	—	42	1,073	166,994
Commercial business	56,972	56	34	—	726	57,788
Consumer	6,602	28	29	—	13	6,672
Total loans	$514,279	$3,021	$358	$44	$3,278	$520,980

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2017 and 2016:

	Not	30-59 Days	60-89 Days	90 Days +	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2017:
Residential first mortgages	$366	$—	$75	$415	$856
Home equity and lines of credit	8	—	—	518	526
Commercial real estate	341	—	—	623	964
Commercial business	569	—	—	15	584
Consumer	—	—	—	73	73
Total loans	$1,284	$—	$75	$1,644	$3,003

December 31, 2016:
Residential first mortgages	$72	$77	$—	$977	$1,126
Home equity and lines of credit	—	—	—	340	340
Commercial real estate	397	—	557	119	1,073
Commercial business	631	—	—	95	726
Consumer	—	—	—	13	13
Total loans	$1,100	$77	$557	$1,544	$3,278

4.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $3.3 million and $1.3 million, respectively, at December 31, 2017, and $3.6 million and $1.3 million, respectively, at December 31, 2016.

Notes to Consolidated Financial Statements

5.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2017	2016
Land	$4,986	$4,731
Buildings and improvements	14,328	14,122
Leasehold improvements	1,056	1,226
Furniture, fixtures and equipment	8,506	8,332
Software	3,272	3,232
Construction in progress	517	520

	32,665	32,163
Less: accumulated depreciation and amortization	14,655	13,881
	$18,010	$18,282

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 were $1.2 million and $1.1 million, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2017 and 2016 was $234,000 and $281,000, respectively. Rent commitments under non-cancelable operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2018	$200
2019	201
2020	185
2021	153
2022	124
Thereafter	391
$1,254

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

	2017		2016
(Dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,426	3,945	4,259	3,699
Total	$14,714	$3,945	$14,547	$3,699

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets (continued)

Goodwill resulted from four acquisitions. During 2016, the Corporation recorded $6.6 million of goodwill related to the acquisition of United American Savings Bank (see Note 20). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded in 2017 or 2016. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

The core deposit intangible asset, resulting from three acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $246,000 and $226,000 in 2017 and 2016, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31, are as follows:

Amortization
(Dollar amounts in thousands)	Expense
2018	$236
2019	55
2020	43
2021	33
2022	29
Thereafter	85
$481

7.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $5.1 million and $5.3 million at December 31, 2017 and 2016, respectively. During 2017, there were no principal additions while total principal reductions associated with these loans were $200,000. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2017 and 2016 totaled $3.6 million and $8.3 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2017 and 2016, the Corporation did not pay directors or their affiliates for any such services.

8.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2017			2016
	Weighted			Weighted
Type of accounts	average rate	Amount	%	average rate	Amount	%
Non-interest bearing deposits	—	$126,263	19.3%	—	$123,717	21.2%
Interest bearing demand deposits	0.44%	357,693	54.6%	0.21%	304,265	52.0%
Time deposits	1.58%	170,687	26.1%	1.44%	156,958	26.8%
	0.65%	$654,643	100.0%	0.50%	$584,940	100.0%

Notes to Consolidated Financial Statements

8.	Deposits (continued)

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	%
2018	$46,907	27.5%
2019	39,576	23.2%
2020	25,214	14.8%
2021	31,122	18.2%
2022	9,616	5.6%
Thereafter	18,252	10.7%
	$170,687	100.0%

The Corporation had a total of $39.0 million and $29.4 million in time deposits of $250,000 or more at December 31, 2017 and 2016, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2017 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$1,876
Over three months to six months	652
Over six months to twelve months	2,439
Over twelve months	34,022
$38,989

9.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2017			2016
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$2,500	$4,588	2.82%	$9,500	$2,341	3.34%
Long-term borrowed funds	23,500	35,949	3.03%	34,500	35,141	3.06%
	$26,000	$40,537		$44,000	$37,482

Short-term borrowed funds at December 31, 2017 consisted of $2.5 million outstanding on a $6.0 million unsecured line of credit with a correspondent bank with a rate of 4.75%, compared to $7.0 million in FHLB overnight advances with a rate of 0.74% and $2.5 million outstanding on a $5.0 million unsecured line of credit with a correspondent bank with a rate of 4.25% at December 31, 2016.

Long-term borrowed funds at December 31, 2017 consisted of four $5.0 million FHLB term advances totaling $20.0 million, maturing between 2018 and 2021 and having fixed interest rates between 1.69% and 2.06%. This compares to six $5.0 million FHLB advances totaling $30.0 million at December 31, 2016. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2017 totaled $318.6 million. In addition, during the second quarter of 2016, the Corporation borrowed a $5.0 million, five year unsecured term advance with a correspondent bank. The term advance has a fixed rate of 4.75% and principal payments of $250,000 are due on the first day of each quarter until maturity. At December 31, 2017 and 2016, the outstanding balance on this term advance was $3.5 million and $4.5 million, respectively.

Notes to Consolidated Financial Statements

9.	Borrowed Funds (continued)

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2018	$8,500
2019	6,000
2020	6,000
2021	5,500
2022	—
Thereafter	—
$26,000

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $20.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $120.7 million at December 31, 2017 was $177.9 million. In addition, the Corporation has $3.5 million of funds available on a line of credit through a correspondent bank.

10.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2017, $4.4 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $4.5 million. The Corporation has a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2017, the Corporation had an outstanding balance on this line of $1.0 million.

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

Notes to Consolidated Financial Statements

10.	Regulatory Matters (continued)

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$64,221	12.96%	$58,605	13.23%
For capital adequacy purposes	39,630	8.00%	35,424	8.00%
To be well capitalized	49,537	10.00%	44,280	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$58,088	11.73%	$53,050	11.98%
For capital adequacy purposes	29,722	6.00%	26,568	6.00%
To be well capitalized	39,630	8.00%	35,424	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$58,088	11.73%	$53,050	11.98%
For capital adequacy purposes	22,292	4.50%	19,926	4.50%
To be well capitalized	32,199	6.50%	28,782	6.50%
Tier 1 capital to average assets:
Actual	$58,088	7.71%	$53,050	7.84%
For capital adequacy purposes	30,117	4.00%	27,081	4.00%
To be well capitalized	37,647	5.00%	33,852	5.00%

11.	Commitments and Legal Contingencies

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

Notes to Consolidated Financial Statements

12.	Income Taxes

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2017	2016
Current	$1,423	$1,045
Deferred	691	203
	$2,114	$1,248

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 34% for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2017		2016
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$2,173	34.0%	$1,779	34.0%
Increase (decrease) resulting from:
Tax free gain on bargain purchase	(447)	(7.0)%	—	—%
Tax free interest, net of disallowance	(446)	(7.0)%	(472)	(9.0)%
Earnings on bank-owned life insurance	(113)	(1.8)%	(113)	(2.2)%
Federal tax rate change	827	12.9%	—	—%
Other, net	120	2.0%	54	1.0%
Provision	$2,114	33.1%	$1,248	23.8%

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2017	2016

Deferred tax assets:

Allowance for loan losses	$1,287	$1,885
Funded status of pension plan	1,286	1,964
Deferred compensation	272	414
Securities impairment	199	149
Net unrealized loss on securities	180	349
Accrued incentive compensation	136	158
Stock compensation	77	160
Nonaccrual loan interest income	53	73
Business combination adjustments	38	89
Net operating loss carryforward	—	106
Other	35	29
Gross deferred tax assets	3,563	5,376

Deferred tax liabilities:

Accrued pension liability	939	1,525
Depreciation	652	1,006
Deferred loan fees and costs	307	431
Intangible assets	204	324
Other	52	60
Gross deferred tax liabilities	2,154	3,346
Net deferred tax asset	$1,409	$2,030

In accordance with relevant accounting guidance, the Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax asset will be realized through future taxable income, future reversals of existing taxable temporary differences and tax strategies. The Corporation’s net deferred tax asset or liability is recorded in the consolidated financial statements as a component of other assets or other liabilities.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the Act) was signed into law. The Act reduced the corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. As a result, the Corporation was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional income tax expense of $827,000.

Also on December 22, 2017, the SEC released Staff Accounting Bulletin No. 118 (SAB 118) to address any uncertainty or diversity in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act's enactment date to complete the necessary accounting.

The Corporation recorded provisional amounts of deferred income taxes using reasonable estimates in one area where the information necessary to complete reasonable accounting was not available, prepared or analyzed. The one area is the deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets principally due to the accelerated depreciation under the Act which allows for full expensing of qualified property purchased and placed in service after September 27, 2017.

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The Corporation will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. The measurement period will not extend beyond December 22, 2018.

At December 31, 2017 and December 31, 2016, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax as well as a capital-based franchise tax in the Commonwealth of Pennsylvania. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2014.

13.	Employee Benefit Plans

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$9,331	$9,368
Actual return on plan assets	1,218	612
Employer contribution	—	—
Benefits paid	(390)	(649)
Fair value of plan assets at end of year	10,159	9,331

Change in benefit obligation:
Benefit obligation at beginning of year	10,609	10,174
Interest cost	438	465
Actuarial loss	71	483
Effect of change in assumptions	1,073	136
Benefits paid	(390)	(649)
Benefit obligation at end of year	11,801	10,609
Funded status (plan assets less benefit obligation)	$(1,642)	$(1,278)

Amounts recognized in accumulated other comprehensive loss, net of tax, consists of:
Accumulated net actuarial loss	$4,838	$3,812
Accumulated prior service benefit	—	—
Amount recognized, end of year	$4,838	$3,812

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 15:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2017:
Money markets	$720	$720	$—	$—
Mutual funds - debt	3,368	3,368	—	—
Mutual funds - equity	5,221	5,221	—	—
Emclaire Financial Corp stock	850	850	—	—
	$10,159	$10,159	$—	$—
December 31, 2016:
Money markets	$870	$870	$—	$—
Mutual funds - debt	3,247	3,247	—	—
Mutual funds - equity	4,458	4,458	—	—
Emclaire Financial Corp stock	756	756	—	—
	$9,331	$9,331	$—	$—

There were no significant transfers between Level 1 and Level 2 during 2017.

The accumulated benefit obligation for the defined benefit pension plan was $11.8 million and $10.6 million at December 31, 2017 and 2016, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2017	2016
Interest cost	$438	$465
Expected return on plan assets	(661)	(665)
Amortization of prior service benefit and net loss	239	220
Net periodic pension benefit	16	20

Amortization of prior service benefit and net loss	(239)	(220)
Net loss	588	671
Total recognized in other comprehensive loss	349	451

Total recognized in net periodic benefit and other comprehensive loss	$365	$471

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $247,000 as of December 31, 2017.

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2017	2016
Discount rate for net periodic benefit cost	4.19%	4.41%
Discount rate for benefit obligations	3.62%	4.19%
Expected rate of return on plan assets	7.25%	7.25%

The Corporation’s pension plan asset allocation at December 31, 2017 and 2016, target allocation for 2018, and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
Asset Category	2018	2017	2016	2017
Equity securities	55%	56%	54%	5.25%
Debt securities	37%	37%	37%	1.97%
Money markets	8%	7%	9%	0.03%
	100%	100%	100%	7.25%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2018.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits

2018	$379
2019	386
2020	433
2021	436
2022	480
Following 5 years	2,610

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2017 and 2016, matching contributions were $206,000 and $196,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2017 and 2016, the Corporation made profit sharing contributions of $109,000 and $105,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2017 and 2016, the Corporation’s SERP liability was $1.2 million and $1.1 million, respectively. For the years ended December 31, 2017 and 2016, the Corporation recognized expense of $167,000 and $114,000, respectively, related to the SERP.

14.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 52,533 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

In addition, the Corporation’s 2007 Stock Incentive Plan and Trust (the 2007 Plan), which is shareholder approved, permitted the grant of restricted stock awards and options to its directors, officers and employees for up to 177,496 shares of common stock. As of December 31, 2017, no additional shares of stock may be issued as the plan expired on April 25, 2017.

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

During 2017 and 2016, the Corporation granted restricted stock awards of 13,250 and 11,000 shares, respectively, with a face value of $416,000 and $294,000, respectively, based on the weighted-average grant date stock prices of $31.37 and $26.74, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation. There were no stock options granted during 2017 or 2016. For the year ended December 31, 2017 and 2016 the Corporation recognized $230,000 and $205,000, respectively, in stock compensation expense.

Notes to Consolidated Financial Statements

14.	Stock Compensation Plans (continued)

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2017, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2017	26,900	$25.09
Granted	13,250	31.37
Vested	(6,750)	24.50
Forfeited	—	—
Nonvested as of December 31, 2017	33,400	$27.70

A summary of option activity under the plans as of December 31, 2017, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Term (in years)
Outstanding as of January 1, 2017	62,000	$25.71	$219	0.60
Granted	—	—	—	—
Exercised	(53,586)	25.67	180	—
Forfeited	(8,414)	26.00	—	—
Outstanding as of December 31, 2017	—	$—	$—	—

Exercisable as of December 31, 2017	—	$—	$—	—

As of December 31, 2017, there was $530,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years.

15.	Fair Values of Financial Instruments

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

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

Securities available for sale – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt and equity securities held by the Corporation. The Level 3 corporate debt securities consist of certain subordinated notes which are priced a par because management has determined that the par value approximates the fair value of these instruments. The Level 3 equity security valuations were supported by an analysis prepared by the Corporation which relies on inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

Loans – The fair value of loans receivable was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral, compared to loan balances of $1.2 million, net of a valuation allowance of $120,000 at December 31, 2016. There was no additional provision for loan losses recorded for impaired loans during 2017 and $95,000 additional provision for loan losses recorded for impaired loans during the year ended December 31, 2016.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2017 and 2016, the Corporation did not have any OREO measured at fair value.

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017:
U.S. Treasury	$4,472	$4,472	$—	$—
U.S. government sponsored entities and agencies	13,926	—	13,926	—
U.S. agency mortgage-backed securities: residential	20,758	—	20,758	—
U.S. agency collateralized mortgage obligations: residential	21,924	—	21,924	—
State and political subdivision	29,240	—	29,240	—
Corporate debt securities	9,030	—	1,032	7,998
Equity securities	1,817	1,683	—	134
	$101,167	$6,155	$86,880	$8,132

December 31, 2016:
U.S. Treasury	$4,500	$4,500	$—	$—
U.S. government sponsored entities and agencies	8,998	—	8,998	—
U.S. agency mortgage-backed securities: residential	25,626	—	25,626	—
U.S. agency collateralized mortgage obligations: residential	24,706	—	24,706	—
State and political subdivision	27,608	—	27,608	—
Corporate debt securities	7,932	—	7,932	—
Equity securities	2,190	2,054	—	136
	$101,560	$6,554	$94,870	$136

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2017, certain corporate debt securities with a fair value of $8.0 million as of December 31, 2017 were transferred out of Level 2 and into Level 3 because of a lack of observable market data. During 2016, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2017 and 2016:

(Dollar amounts in thousands)	2017	2016
Balance at the beginning of the period	$136	$74
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(2)	2
Issuances	—	—
Sales	—	—
Acquired	—	60
Transfers in and/or out of Level 3	7,998	—
Balance at the end of the period	$8,132	$136

The Corporation had no assets measured at fair value on a non-recurring basis at December 31, 2017. For assets measured at fair value on a non-recurring basis at December 31, 2016, the fair value measurements by level within the fair value hierarchy are as follows:

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation Technique(s)	Unobservable Input(s)	Range

December 31, 2016:

Impaired residential mortgage loan	$58	Sales comparison approach	Adjustment for differences between comparable business assets	10%
Impaired commercial real estate loan	463	Sales comparison approach	Adjustment for differences between comparable sales	37%
Impaired commercial business loan	582	Liquidation value of business assets	Adjustment for differences between comparable business assets	64%

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

Excluded from the tables above at December 31, 2017 was an impaired residential mortgage loan totaling $68,000 and an impaired home equity loan totaling $8,000 which were classified as TDRs and measured using a discounted cash flow methodology. An impaired residential mortgage loan totaling $58,000 which was classified as a TDR and measured using a discounted cash flow methodology was excluded from the tables above at December 31, 2016.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
		Fair Value Measurements Using:
Description	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2017:
Financial Assets:
Cash and cash equivalents	$14,374	$14,374	$14,374	$—	$—
Securities available for sale	101,167	101,167	6,155	86,880	8,132
Loans held for sale	504	504	—	504	—
Loans, net	577,234	577,616	—	—	577,616
Federal bank stock	4,662	N/A	N/A	N/A	N/A
Accrued interest receivable	2,217	2,217	59	338	1,820

Financial Liabilities:
Deposits	654,643	657,414	483,956	173,458	—
FHLB advances	26,000	25,499	—	25,499	—
Accrued interest payable	413	413	23	390	—

December 31, 2016:
Financial Assets:
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available for sale	101,560	101,560	6,554	94,870	136
Loans held for sale	68	68	—	68	—
Loans, net	515,435	519,573	—	—	519,573
Federal bank stock	4,861	N/A	N/A	N/A	N/A
Accrued interest receivable	1,815	1,815	37	365	1,413

Financial Liabilities:
Deposits	584,940	582,458	423,693	158,765	—
FHLB advances	44,000	44,027	—	44,027	—
Accrued interest payable	239	239	7	232	—

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

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

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$8,611	$1,022	$11,940	$12,785
Unused lines of credit	8,452	71,645	5,207	62,594
	$17,063	$72,667	$17,147	$75,379

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $156,000 and $76,000 at December 31, 2017 and 2016, respectively. The current amount of the liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not material.

Notes to Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2017	2016

Assets:
Cash and cash equivalents	$53	$20
Securities available for sale	1,691	2,056
Equity in net assets of subsidiaries	63,194	59,078
Other assets	1,218	982
Total Assets	$66,156	$62,136

Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$1,000	$1,000
Other short-term borrowed funds	2,500	2,500
Long-term borrowed funds	3,500	4,500
Accrued expenses and other liabilities	65	63
Stockholders' equity	59,091	54,073
Total Liabilities and Stockholders' Equity	$66,156	$62,136

Condensed Statements of Income
(Dollar amounts in thousands)	2017	2016

Income:
Dividends from subsidiaries	$3,138	$3,132
Investment income	62	66
Net gain on sales of available for sale securities	168	—
Total income	3,368	3,198
Expense:
Interest expense	340	265
Noninterest expense	463	392
Total expense	803	657
Income before income taxes and undistributed subsidiary income	2,565	2,541
Undistributed equity in net income of subsidiary	1,529	1,244
Net income before income taxes	4,094	3,785
Income tax benefit	183	201
Net income	$4,277	$3,986
Comprehensive income	$4,113	$3,257

Notes to Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2017	2016

Operating activities:
Net income	$4,277	$3,986
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(1,529)	(1,244)
Realized gains on sales of available for sale securities, net	(168)	—
Other, net	35	(101)
Net cash provided by operating activities	2,615	2,641

Investing activities:
Sales of investment securities	417	—
Investment in subsidiaries	(1,000)	(7,500)
Net cash used in investing activities	(583)	(7,500)

Financing activities:
Net change in borrowings	(1,000)	7,000
Proceeds from exercise of stock options	1,375	4
Dividends paid	(2,374)	(2,232)
Net cash provided by (used in) financing activities	(1,999)	4,772

Increase (decrease) in cash and cash equivalents	33	(87)
Cash and cash equivalents at beginning of period	20	107
Cash and cash equivalents at end of period	$53	$20

Notes to Consolidated Financial Statements

17.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $1.1 million and $1.1 million for 2017 and 2016, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2017	2016
Customer bank card processing	$591	$516
Subscriptions	481	422
Telephone and data communications	476	465
Pennsylvania shares and use taxes	371	292
Internet banking and bill pay	365	346
Travel, entertainment and conferences	352	330
Correspondent bank and courier fees	339	265
Printing and supplies	291	362
Marketing and advertising	287	291
Charitable contributions	181	180
Regulatory examinations	185	177
Postage and freight	130	131
Memberships and dues	99	94
Penalty on prepayment of FHLB advance	—	71
Other	605	97
Total other noninterest expenses	$4,753	$4,039

18.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2017	2016
Earnings per common share - basic
Net income	$4,277	$3,986
Average common shares outstanding	2,197,440	2,146,130
Basic earnings per common share	$1.95	$1.86
Earnings per common share - diluted
Net income	$4,277	$3,986
Average common shares outstanding	2,197,440	2,146,130
Add: Dilutive effects of assumed exercises of restricted stock and stock options	17,128	5,971
Average shares and dilutive potential common shares	2,214,568	2,152,101
Diluted earnings per common share	$1.93	$1.85
Stock options and restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	—	57,000

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2017:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Accumulated Other Comprehensive Income at January 1, 2017	$(679)	$(3,812)	$(4,491)
Other comprehensive income before reclassification	5	(388)	(383)
Amounts reclassified from accumulated other comprehensive income	107	112	219
Net current period other comprehensive income	112	(276)	(164)
Reclassification of disproportionate tax effects	(112)	(751)	(863)
Accumulated Other Comprehensive Income at December 31, 2017	$(679)	$(4,839)	$(5,518)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2017:

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(346)	Gain on sale of securities
Unrealized gains and losses on available-for-sale securities	508	Other than temporary impairment losses
	(55)	Tax effect
	107	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$—	Compensation and employee benefits
Actuarial gains	239	Compensation and employee benefits
	239	Total before tax
	(127)	Tax effect
	112	Net of tax
Total reclassifications for the period	$219

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2016:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Accumulated Other Comprehensive Income at January 1, 2016	$(248)	$(3,514)	$(3,762)
Other comprehensive income before reclassification	(377)	(443)	(820)
Amounts reclassified from accumulated other comprehensive income	(54)	145	91
Net current period other comprehensive income	(431)	(298)	(729)
Accumulated Other Comprehensive Income at December 31, 2016	$(679)	$(3,812)	$(4,491)

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2016:

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$82	Gain on sale of securities
	(28)	Tax effect
	54	Net of tax
Amortization of defined benefit pension items:
Prior service costs	$23	Compensation and employee benefits
Actuarial gains	(243)	Compensation and employee benefits
	(220)	Total before tax
	75	Tax effect
	(145)	Net of tax
Total reclassifications for the period	$(91)

20.	Mergers and Acquisitions

Northern Hancock Bank & Trust Co.

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

Notes to Consolidated Financial Statements

20.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

(Dollar amounts in thousands)

Assets acquired:
Cash and cash equivalents	$2,539
Loans receivable	18,480
Federal bank stocks	11
Accrued interest receivable	103
Premises and equipment	708
Core deposit intangible	167
Prepaid expenses and other assets	766
Total assets acquired	22,774

Liabilities assumed:
Deposits	19,748
Accrued interest payable	6
Accrued expenses and other liabilities	8
Total liabilities assumed	19,762

Identifiable net assets acquired	3,012

Consideration paid:
Cash	22
Common stock	1,674
Total consideration	1,696

Gain on bargain purchase	$1,316

In connection with the acquisition, the Corporation recognized approximately $1.3 million of bargain purchase gain and a $167,000 core deposit intangible. The core deposit intangible will be amortized over a weighted average estimated life of eight years using the double declining balance method. Core deposit intangible expense was $11,000 for 2017 and is projected for the succeeding five years beginning 2018 to be $40,000, $30,000, $22,000, $17,000 and $13,000 per year, respectively, and $34,000 in total for years after 2022. The bargain purchase gain of $1.3 million, recorded at the date of acquisition, represents the amount by which the acquisition-date fair value of the net identifiable assets acquired exceeded the fair value of the consideration transferred.

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

Notes to Consolidated Financial Statements

20.	Mergers and Acquisitions (continued)

 Costs related to the acquisition for the year ended December 31, 2017 totaled $1.1 million including system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $421,000, $279,000, $173,000, $108,000, $55,000 and $84,000, respectively.

United American Savings Bank.

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

Included in the purchase price was goodwill and a core deposit intangible of $6.6 million and $232,000, respectively. Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. The core deposit intangible will be amortized over an estimated life of ten years using the double declining balance method. Core deposit intangible expense was $40,000 for 2017 and is projected for the succeeding five years beginning 2018 to be $32,000, $26,000, $21,000, $17,000 and $15,000 per year, respectively, and $52,000 in total for years after 2020.

Notes to Consolidated Financial Statements

20.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

(Dollar amounts in thousands)

Assets acquired:
Cash and cash equivalents	$9,899
Securities available for sale	60
Loans receivable	66,145
Federal bank stocks	978
Accrued interest receivable	187
Premises and equipment	1,169
Goodwill	6,624
Core deposit intangible	232
Prepaid expenses and other assets	989
Total assets acquired	86,283

Liabilities assumed:
Deposits	72,700
Accrued interest payable	29
Accrued expenses and other liabilities	346
Total liabilities assumed	73,075

Consideration paid	$13,208

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