Form 10-Q
period 2018-03-31
EMCLAIRE FINANCIAL CORP
filed 2018-05-15
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the Registrant’s common stock was 2,271,139 at May 14, 2018.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2018 and December 31, 2017
(Dollar amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets

Cash and due from banks	$2,529	$3,072
Interest earning deposits with banks	14,648	11,302
Cash and cash equivalents	17,177	14,374
Securities - available for sale	96,216	99,350
Securities - equity investments	659	1,817
Loans held for sale	239	504
Loans receivable, net of allowance for loan losses of $5,935 and $6,127	584,242	577,234
Federal bank stocks, at cost	4,329	4,662
Bank-owned life insurance	11,808	11,724
Accrued interest receivable	2,236	2,217
Premises and equipment, net	17,911	18,010
Goodwill	10,288	10,288
Core deposit intangible, net	413	481
Prepaid expenses and other assets	10,290	9,423

Total Assets	$755,808	$750,084

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$129,159	$126,263
Interest bearing	537,576	528,380
Total deposits	666,735	654,643
Short-term borrowed funds	2,050	2,500
Long-term borrowed funds	18,250	23,500
Accrued interest payable	367	413
Accrued expenses and other liabilities	9,529	9,937

Total Liabilities	696,931	690,993

Commitments and Contingent Liabilities	—	—

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,373,156 and 2,373,156 shares issued; 2,271,139 and 2,271,139 shares outstanding, respectively	2,966	2,966
Additional paid-in capital	31,106	31,031
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	33,639	32,726
Accumulated other comprehensive loss	(6,720)	(5,518)

Total Stockholders' Equity	58,877	59,091

Total Liabilities and Stockholders' Equity	$755,808	$750,084

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2018	2017
Interest and dividend income:
Loans receivable, including fees	$6,337	$5,565
Securities:
Taxable	408	395
Exempt from federal income tax	152	143
Federal bank stocks	64	53
Interest earning deposits with banks	33	16
Total interest and dividend income	6,994	6,172

Interest expense:
Deposits	991	703
Borrowed funds	158	313
Total interest expense	1,149	1,016

Net interest income	5,845	5,156
Provision for loan losses	380	162

Net interest income after provision for loan losses	5,465	4,994

Noninterest income:
Fees and service charges	437	408
Net realized loss on sales of securities	(29)	—
Net gain on sales of loans	22	6
Earnings on bank-owned life insurance	104	101
Other	365	341
Total noninterest income	899	856

Noninterest expense:
Compensation and employee benefits	2,453	2,323
Premises and equipment	770	758
Intangible asset amortization	69	60
Professional fees	216	202
Federal deposit insurance	137	108
Other	1,091	1,170
Total noninterest expense	4,736	4,621

Income before provision for income taxes	1,628	1,229
Provision for income taxes	266	273

Net income	$1,362	$956

Basic earnings per common share	$0.60	$0.44
Diluted earnings per common share	0.60	0.44

Average common shares outstanding - basic	2,271,139	2,152,358
Average common shares outstanding - diluted	2,285,315	2,168,014

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2018 and 2017
(Dollar amounts in thousands)

	For the three months ended March 31,
	2018	2017
Net income	$1,362	$956

Other comprehensive income
Unrealized gains/(losses) on securities available for sale:
Unrealized holding gain (loss) arising during the period	(1,314)	391
Reclassification adjustment for losses included in net income	29	—
	(1,285)	391
Tax effect	270	(133)

Net of tax	(1,015)	258

Comprehensive income	$347	$1,214

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017
(Dollar amounts in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,362	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	292
Provision for loan losses	380	162
Amortization of premiums, net	120	158
Amortization of intangible assets and mortgage servicing rights	81	77
Realized losses on sales of securities, net	29	—
Net gains on sales of loans	(22)	(6)
Net loss on foreclosed real estate	41	—
Gain on sale of premises and equipment	(25)	—
Loans originated for sale	(1,237)	(1,791)
Proceeds from the sale of loans originated for sale	1,524	1,865
Stock compensation expense	75	55
Increase in bank-owned life insurance, net	(84)	(83)
Increase in accrued interest receivable	(19)	(120)
(Increase) decrease in prepaid expenses and other assets	(215)	168
Increase in accrued interest payable	(46)	14
Decrease in accrued expenses and other liabilities	(407)	(435)
Net cash provided by operating activities	1,851	1,312

Cash flows from investing activities
Loan originations and principal collections, net	(7,992)	(20,102)
Securities:
Sales	6,531	—
Maturities, repayments and calls	1,902	3,821
Purchases	(5,667)	(983)
Redemption of federal bank stocks	333	235
Proceeds from the sale of bank premises and equipment	155	—
Proceeds from the sale of foreclosed real estate	129	100
Purchases of premises and equipment	(195)	(86)
Net cash used in investing activities	(4,804)	(17,015)

Cash flows from financing activities
Net increase in deposits	12,092	21,166
Repayments on long-term debt	(5,250)	—
Net change in short-term borrowings	(450)	(7,250)
Dividends paid	(636)	(581)
Net cash provided by financing activities	5,756	13,335

Increase (decrease) in cash and cash equivalents	2,803	(2,368)
Cash and cash equivalents at beginning of period	14,374	17,568
Cash and cash equivalents at end of period	$17,177	$15,200

Supplemental information:
Interest paid	$1,195	$1,002

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	498	29

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2017	$2,818	$27,900	$(2,114)	$29,960	$(4,491)	$54,073
Net income				956		956
Other comprehensive income					258	258
Stock compensation expense		55				55
Cash dividends declared on common stock ($0.27 per share)				(581)		(581)
Balance at March 31, 2017	$2,818	$27,955	$(2,114)	$30,335	$(4,233)	$54,761

Balance at January 1, 2018, as previously presented	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax				187	(187)	—
Balance at January 1, 2018, as adjusted	2,966	31,031	(2,114)	32,913	(5,705)	59,091
Net income				1,362		1,362
Other comprehensive loss					(1,015)	(1,015)
Stock compensation expense		75				75
Cash dividends declared on common stock ($0.28 per share)				(636)		(636)
Balance at March 31, 2018	$2,966	$31,106	$(2,114)	$33,639	$(6,720)	$58,877

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Emclaire Financial Corp (the Corporation) is a Pennsylvania corporation and the holding company of The Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company). The Corporation provides a variety of financial services to individuals and businesses through its offices in western Pennsylvania and northern West Virginia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and the Title Company. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2017, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended March 31,
	2018	2017
Earnings per common share - basic

Net income	$1,362	$956

Average common shares outstanding	2,271,139	2,152,358

Basic earnings per common share	$0.60	$0.44

Earnings per common share - diluted

Net income	$1,362	$956

Average common shares outstanding	2,271,139	2,152,358
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	14,176	15,656

Average shares and dilutive potential common shares	2,285,315	2,168,014

Diluted earnings per common share	$0.60	$0.44

Stock options not considered in computing earnings per share because they were antidilutive	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $659,000 and $1.8 million at March 31, 2018 and December 31, 2017, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value are included in other income on the consolidated statements of net income as opposed in accumulated other comprehensive loss on the consolidated balance sheets. During the three months ended March 31, 2018, the Corporation recognized a loss of $5,000 on the equity securities held at March 31, 2018. The Corporation sold $961,000 of equity securities with a realized net loss of $23,000 in the three month period ending March 31, 2018.

Debt Securities - Available for Sale

The following table summarizes the Corporation’s debt securities as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018:
U.S. Treasury and federal agency	$4,538	$—	$(111)	$4,427
U.S. government sponsored entities and agencies	14,126	—	(387)	13,739
U.S. agency mortgage-backed securities: residential	23,957	4	(495)	23,466
U.S. agency collateralized mortgage obligations: residential	22,204	33	(904)	21,333
State and political subdivisions	25,265	10	(480)	24,795
Corporate debt securities	8,508	15	(67)	8,456
	$98,598	$62	$(2,444)	$96,216
December 31, 2017:
U.S. Treasury and federal agency	4,541	—	(69)	4,472
U.S. government sponsored entities and agencies	14,136	2	(212)	13,926
U.S. agency mortgage-backed securities: residential	20,904	7	(153)	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	25	(708)	21,924
State and political subdivisions	29,249	87	(96)	29,240
Corporate debt securities	9,009	38	(17)	9,030
	$100,446	$159	$(1,255)	$99,350

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2018. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$3,350	$3,336
Due after one year through five years	26,768	26,231
Due after five through ten years	18,825	18,454
Due after ten years	3,494	3,396
Mortgage-backed securities: residential	23,957	23,466
Collateralized mortgage obligations: residential	22,204	21,333
	$98,598	$96,216

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018:
U.S. Treasury and federal agency	$—	$—	$4,427	$(111)	$4,427	$(111)
U.S. government sponsored entities and agencies	4,866	(125)	8,873	(262)	13,739	(387)
U.S. agency mortgage-backed securities: residential	13,565	(289)	6,256	(206)	19,821	(495)
U.S. agency collateralized mortgage obligations: residential	1,935	(7)	17,567	(897)	19,502	(904)
State and political subdivisions	18,824	(412)	2,387	(68)	21,211	(480)
Corporate debt securities	2,942	(65)	500	(2)	3,442	(67)
	$42,132	$(898)	$40,010	$(1,546)	$82,142	$(2,444)

December 31, 2017:
U.S. Treasury and federal agency	$—	$—	$4,472	$(69)	$4,472	$(69)
U.S. government sponsored entities and agencies	3,447	(42)	8,975	(170)	12,422	(212)
U.S. agency mortgage-backed securities: residential	9,659	(48)	6,581	(105)	16,240	(153)
U.S. agency collateralized mortgage obligations: residential	954	(16)	19,147	(692)	20,101	(708)
State and political subdivisions	10,510	(60)	3,487	(36)	13,997	(96)
Corporate debt securities	2,992	(16)	999	(1)	3,991	(17)
	$27,562	$(182)	$43,661	$(1,073)	$71,223	$(1,255)

Losses on sales of securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months ended March 31,
	2018	2017
Proceeds	$6,531	$—
Losses	(29)	—
Tax provision related to losses	(6)	—

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

3.	Securities (continued)

There were 123 debt securities in an unrealized loss position as of March 31, 2018, of which 51 were in an unrealized loss position for more than 12 months. Of these 51 securities, 24 were government-backed collateralized mortgage obligations, 8 were U.S. government sponsored entity and agency securities, 7 were state and political subdivision securities, 6 were mortgage-backed securities, 5 were U.S. Treasury securities and 1 was a corporate security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of March 31, 2018 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Mortgage loans on real estate:
Residential first mortgages	$224,690	$221,823
Home equity loans and lines of credit	100,241	99,940
Commercial real estate	196,788	193,068
	521,719	514,831
Other loans:
Commercial business	59,200	58,941
Consumer	9,258	9,589
	68,458	68,530

Total loans, gross	590,177	583,361

Less allowance for loan losses	5,935	6,127

Total loans, net	$584,242	$577,234

Included in total loans above are net deferred costs of $1.6 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively.

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

At March 31, 2018, there was no allowance for loan losses allocated to loans acquired in the April 2016 acquisition of United American Savings Bank or the September 2017 acquisition of Northern Hancock Bank and Trust Co.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total

Three months ended March 31, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(62)	(19)	(385)	—	(119)	(585)
Recoveries	3	1	2	1	6	13
Provision	(112)	23	381	(26)	114	380

Ending Balance	$1,919	$651	$2,751	$560	$54	$5,935

At March 31, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$6	$—	$—	$—	$—	$6
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	1,913	651	2,751	560	54	5,929

Total	$1,919	$651	$2,751	$560	$54	$5,935

Total loans:
Individually evaluated for impairment	$419	$8	$336	$555	$—	$1,318
Acquired loans collectively evaluated for impairment	19,418	10,429	25,716	2,342	1,570	59,475
Originated loans collectively evaluated for impairment	204,853	89,804	170,736	56,303	7,688	529,384

Total	$224,690	$100,241	$196,788	$59,200	$9,258	$590,177

At December 31, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,083	646	2,753	585	53	6,120

Total	$2,090	$646	$2,753	$585	$53	$6,127

Total loans:
Individually evaluated for impairment	$425	$8	$914	$569	$—	$1,916
Acquired loans collectively evaluated for impairment	20,300	10,873	27,404	1,451	2,893	62,921
Originated loans collectively evaluated for impairment	201,098	89,059	164,750	56,921	6,696	518,524

Total	$221,823	$99,940	$193,068	$58,941	$9,589	$583,361

Three months ended March 31, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(26)	(1)	—	—	(19)	(46)
Recoveries	—	19	2	—	6	27
Provision	136	(3)	133	(117)	13	162

Ending Balance	$1,956	$648	$2,449	$583	$52	$5,688

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2018:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2018			For the three months ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$75	$75	$6	$75	$1	$1
Home equity and lines of credit	8	8	—	8	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$83	$83	$6	$83	$1	$1

	Impaired Loans with No Specific Allowance
	As of March 31, 2018		For the three months ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$456	$344	$347	$1	$1
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	336	336	625	—	—
Commercial business	555	555	562	1	1
Consumer	—	—	—	—	—

Total	$1,347	$1,235	$1,534	$2	$2

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2017:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2017			For the year ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$75	$75	$7	$88	$3	$3
Home equity and lines of credit	8	8	—	2	—	—
Commercial real estate	—	—	—	111	—	—
Commercial business	—	—	—	118	—	—
Consumer	—	—	—	—	—	—

Total	$83	$83	$7	$319	$3	$3

	Impaired Loans with No Specific Allowance
	As of December 31, 2017		For the year ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$461	$350	$289	$8	$8
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,089	914	855	3	3
Commercial business	569	569	498	3	3
Consumer	—	—	—	—	—

Total	$2,119	$1,833	$1,642	$14	$14

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At March 31, 2018 and December 31, 2017, the Corporation had $427,000 and $433,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $6,000 and $7,000 of specific allowance for these loans at March 31, 2018 and December 31, 2017, respectively.

During the three month period ended March 31, 2018 , the Corporation did not modify any loans as TDRs.  During the three month period ended March 31, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At March 31, 2017, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month periods ended March 31, 2018 and 2017, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018:
Residential first mortgages	$223,500	$—	$—	$1,190	$—	$224,690
Home equity and lines of credit	99,447	—	—	794	—	100,241
Commercial real estate	—	185,187	4,193	7,408	—	196,788
Commercial business	—	57,240	394	1,566	—	59,200
Consumer	9,184	—	—	74	—	9,258

Total	$332,131	$242,427	$4,587	$11,032	$—	$590,177

December 31, 2017:
Residential first mortgages	$220,730	$—	$—	$1,093	$—	$221,823
Home equity and lines of credit	98,946	—	—	994	—	99,940
Commercial real estate	—	182,460	2,744	7,864	—	193,068
Commercial business	—	56,960	477	1,504	—	58,941
Consumer	9,443	—	—	146	—	9,589

Total	$329,119	$239,420	$3,221	$11,601	$—	$583,361

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2018:
Residential first mortgages	$221,330	$1,979	$268	$231	$882	$224,690
Home equity and lines of credit	98,455	923	182	—	681	100,241
Commercial real estate	194,368	1,465	199	255	501	196,788
Commercial business	58,399	41	198	—	562	59,200
Consumer	8,959	182	72	—	45	9,258

Total loans	$581,511	$4,590	$919	$486	$2,671	$590,177

December 31, 2017:
Residential first mortgages	$218,515	$1,936	$357	$159	$856	$221,823
Home equity and lines of credit	98,112	598	370	334	526	99,940
Commercial real estate	190,451	1,026	430	197	964	193,068
Commercial business	58,058	74	225	—	584	58,941
Consumer	9,162	273	81	—	73	9,589

Total loans	$574,298	$3,907	$1,463	$690	$3,003	$583,361

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2018:
Residential first mortgages	$361	$75	$—	$446	$882
Home equity and lines of credit	8	—	—	673	681
Commercial real estate	330	96	—	75	501
Commercial business	555	—	—	7	562
Consumer	—	—	—	45	45

Total loans	$1,254	$171	$—	$1,246	$2,671

December 31, 2017:
Residential first mortgages	366	—	75	415	856
Home equity and lines of credit	8	—	—	518	526
Commercial real estate	341	—	—	623	964
Commercial business	569	—	—	15	584
Consumer	—	—	—	73	73

Total loans	$1,284	$—	$75	$1,644	$3,003

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,426	4,013	4,426	3,945

Total	$14,714	$4,013	$14,714	$3,945

Goodwill resulted from four acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2017 or in the first three months of 2018.

The core deposit intangible asset, resulting from three acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ending March 31, 2018 and 2017, the Corporation recorded intangible amortization expense totaling $69,000 and $60,000, respectively.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2018, 52,533 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

At March 31, 2018 there are no options available to be exercised under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2018, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2018	33,400	$27.70
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2018	33,400	$27.70

For the three month periods ended March 31, 2018 and 2017, the Corporation recognized stock compensation expense of $75,000 and $55,000, respectively. As of March 31, 2018, there was $590,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

7.	Fair Value

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

7.	Fair Value (continued)

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

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities (debt-available for sale, equities) – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt and equity securities held by the Corporation. The Level 3 corporate debt securities consist of certain subordinated notes which are priced at par because management has determined that the par value approximates the fair value of these instruments. The Level 3 equity security valuations were supported by an analysis prepared by the Corporation which relies on inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2018 and December 31, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was no additional provision for loan losses recorded for impaired loans during the three month periods ended March 31, 2018 and 2017.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2018 and December 31, 2017, the Corporation had no OREO measured at fair value. There was no expense recorded during the three month periods ended March 31, 2018 and 2017 associated with the write-down of OREO.

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

7.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2018:
Securities available for sale
U.S. Treasury and federal agency	$4,427	$4,427	$—	$—
U.S. government sponsored entities and agencies	13,739	—	13,739	—
U.S. agency mortgage-backed securities: residential	23,466	—	23,466	—
U.S. agency collateralized mortgage obligations: residential	21,333	—	21,333	—
State and political subdivision	24,795	—	24,795	—
Corporate debt securities	8,456	—	4,956	3,500
	$96,216	$4,427	$88,289	$3,500

Equity securities	$659	$633	$—	$25

December 31, 2017:
Securities available for sale
U.S. Treasury and federal agency	4,472	4,472	—	—
U.S. government sponsored entities and agencies	13,926	—	13,926	—
U.S. agency mortgage-backed securities: residential	20,758	—	20,758	—
U.S. agency collateralized mortgage obligations: residential	21,924	—	21,924	—
State and political subdivisions	29,240	—	29,240	—
Corporate debt securities	9,030	—	1,032	7,998
	$99,350	$4,472	$86,880	$7,998

Equity securities	$1,817	$1,683	$—	$134

7.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month period ended March 31, 2018 the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2. For the same period in 2017, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2018 and 2017:

(Dollar amounts in thousands)	Three months ended March 31,
	2018	2017
Balance at the beginning of the period	$8,132	$136
Total gains or losses (realized/unrealized):
Included in earnings	1	—
Included in other comprehensive income	—	—
Acquired	—	—
Transfers in and/or out of Level 3	(4,608)	—
Balance at the end of the period	$3,525	$136

The Corporation had no assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

The Corporation had an impaired residential mortgage loan totaling $69,000 and an impaired home equity loan totaling $7,000 at March 31, 2018 which were classified as TDRs and measured using a discounted cash flow methodology. At December 31, 2017 these loans were valued at $68,000 and $8,000, respectively.

7.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of March 31, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2018:
Financial Assets:
Cash and cash equivalents	$17,177	$17,177	$17,177	$—	$—
Securities - available for sale	96,216	96,216	4,427	88,290	3,500
Securities - equities	659	659	633	—	25
Loans held for sale	239	239	—	239	—
Loans, net	584,242	575,740	—	—	575,740
Federal bank stock	4,329	—	N/A	N/A	N/A
Accrued interest receivable	2,236	2,236	61	353	1,822
	$705,098	$692,267	$22,298	$88,882	$581,087
Financial Liabilities:
Deposits	666,735	669,069	495,530	173,539	—
Borrowed funds	20,300	19,984	—	19,984	—
Accrued interest payable	367	367	24	343	—
	$687,402	$689,420	$495,554	$193,866	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017:
Financial Assets:
Cash and cash equivalents	$14,374	$14,374	$14,374	$—	$—
Securities - available for sale	99,350	99,350	4,472	86,880	7,998
Securities - equities	1,817	1,817	1,683	—	134
Loans held for sale	504	504	—	504	—
Loans, net	577,234	577,616	—	—	577,616
Federal bank stock	4,662	—	N/A	N/A	N/A
Accrued interest receivable	2,217	2,217	59	338	1,820
	$700,158	$695,878	$20,588	$87,722	$587,568
Financial Liabilities:
Deposits	654,643	657,414	483,956	173,458	—
Borrowed funds	26,000	25,499	—	25,499	—
Accrued interest payable	413	413	23	390	—
	$681,056	$683,326	$483,979	$199,347	$—

8.	Regulatory Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875% and was 1.25% for 2017 and 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2018, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$64,463	12.96%	$64,221	12.96%
For capital adequacy purposes	39,797	8.00%	39,630	8.00%
To be well capitalized	49,746	10.00%	49,537	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$58,528	11.77%	$58,088	11.73%
For capital adequacy purposes	29,848	6.00%	29,722	6.00%
To be well capitalized	39,797	8.00%	39,630	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$58,528	11.77%	$58,088	11.73%
For capital adequacy purposes	22,386	4.50%	22,292	4.50%
To be well capitalized	32,335	6.50%	32,199	6.50%
Tier 1 capital to average assets:
Actual	$58,528	7.92%	$58,088	7.71%
For capital adequacy purposes	29,571	4.00%	30,117	4.00%
To be well capitalized	36,964	5.00%	37,647	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as previously presented	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	$(187)	$—	$(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)

Other comprehensive income before reclassification	(1,038)	—	(1,038)
Amounts reclassified from accumulated other comprehensive income (loss)	23	—	23
Net current period other comprehensive income	(1,015)	—	(1,015)

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,881)	$(4,839)	$(6,720)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended March 31, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(29)	Net gain on sale of securities
	6	Provision for income taxes
Total reclassifications for the period	$(23)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)

Other comprehensive income before reclassification	258	—	258
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	258	—	258

Accumulated Other Comprehensive Income (Loss) at March 31, 2017	$(421)	$(3,812)	$(4,233)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2017.

10.	Revenue Recognition

On January 1, 2018, the Corporation adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606. Interest income, net securities gains (losses) and bank-owned life insurance are not included within the scope of Topic 606. For the revenue streams in the scope of Topic 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Corporation's revenue from contracts with customers is recognized within noninterest income.

Service charges on deposits: The Corporation earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Electronic banking fees: The Corporation earns interchange and other ATM related fees from cardholder transactions conducted through the various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees are processed through noninterest income. Other fees, such a transaction surcharges and card replacement fees are withdrawn from the customer's account balance at the time of service.

The following table presents the Corporation's sources of noninterest income for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2,018	2017

Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$39		$39
Overdraft fees	329		298
Other fees	69		71
Electronic banking fees	315		270

Noninterest income (in-scope of Topic 606)	752		678
Noninterest income (out-of-scope of Topic 606)(1)	147		178

Total noninterest income	$899		$856

(1)
Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Corporation is currently analyzing data on leased assets. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on the consolidated statement of income.

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

11.	Recent Accounting Pronouncements (continued)

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

Adoption of New Accounting Policies

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The Corporation has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits and electronic banking fees within the scope of this ASU. Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers. The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements.

In January 2016, the FASB issued ASU 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting in other comprehensive income the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-1 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-1 was effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU 2016-1 did not have a significant impact on the Corporation's financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force”. ASU 2016-15 clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance was effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 did not have an impact the Corporation's financial statements and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2018, compared to the same period in 2017 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $5.7 million to $755.8 million at March 31, 2018 from $750.1 million at December 31, 2017. Asset growth was driven by increases in net loans receivable and cash and equivalents of $7.0 million and $2.8 million, respectively, partially offset by a decrease in investment securities of $4.3 million. Total liabilities increased $5.9 million to $696.9 million at March 31, 2018 from $691.0 million at December 31, 2017, resulting primarily from a $12.1 million, or 1.9%, increase in customer deposits, partially offset by a $5.7 million decrease in borrowed funds. Deposit growth consisted of a $9.2 million, or 1.7%, increase in interest bearing deposits and a $2.9 million, or 2.3%, increase in non-interest bearing deposits.

Stockholders’ equity decreased $214,000 to $58.9 million at March 31, 2018 from $59.1 million at December 31, 2017 primarily due to a $1.2 million decrease in accumulated other comprehensive income, partially offset by a $913,000 increase in retained earnings as a result of $1.4 million of net income, partially offset by $636,000 of common dividends paid. The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 7.8% of total assets.  Tangible book value per common share was $21.21 at March 31, 2018, compared to $21.28 at December 31, 2017.

At March 31, 2018, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.92%, 11.77%, 11.77% and 12.96%, respectively. The Bank was also considered “well-capitalized” at December 31, 2017 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.71%, 11.73%, 11.73% and 12.96%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $406,000, or 42.5%, to $1.4 million for the three months ended March 31, 2018 from $956,000 for the same period in 2017. This increase was the result of increases in net interest income and noninterest income $689,000 and $43,000, respectively, and a decrease of $7,000 in the provision for income taxes, partially offset by increases in the provision for loan losses and noninterest expense of $218,000 and $115,000, respectively.

Net interest income. Tax equivalent net interest income increased $608,000, or 11.50%, to $5.9 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017. This increase was attributed to an increase in tax equivalent interest income of $740,000, partially offset by an increase in interest expense of $132,000.

Interest income. Tax equivalent interest income increased $740,000, or 11.7%, to $7.0 million for the three months ended March 31, 2018 from $6.3 million for the same period in 2017. This increase was attributed to increases in interest earned on loans and interest-earning deposits with banks and dividends on federal bank stocks of $721,000, $17,000 and $11,000, respectively, partially offset by a decrease in interest earned on securities of $9,000.

Tax equivalent interest earned on loans receivable increased $721,000, or 12.8%, to $6.4 million for the three months ended March 31, 2018 compared to $5.6 million for the same period in 2017. This increase resulted from a $50.0 million, or 9.4%, increase in average loans, accounting for an increase of $541,000 in interest income. The increase in loans receivable was related to the acquisition of Northern Hancock in September 2017 and strong loan growth achieved in late 2017 and the first three months of 2018. Adding to this favorable volume variance, the average yield on loans increased 14 basis points to 4.42% for the three months ended March 31, 2018, versus 4.28% for the same period in 2017. This favorable yield variance accounted for a $180,000 increase in interest income.

Tax equivalent interest earned on securities decreased $9,000, or 1.5%, to $583,000 for the three months ended March 31, 2018 compared to $592,000 for the three months ended March 31, 2017. This decrease resulted from a 2 basis point decrease in the average yield on securities to 2.38% for the three months ended March 31, 2018 versus 2.40% for the same period in 2017. This unfavorable yield variance accounted for a $7,000 decrease in interest income. Furthermore, the average balance of securities decreased $379,000, accounting for an additional $2,000 decrease in interest income.

Interest earned on deposits with banks increased $17,000 to $33,000 for the three months ended March 31, 2018 compared to $16,000 for the three months ended March 31, 2017. This increase resulted from a 39 basis point increase in the average yield on these accounts to 1.10% for the three months ended March 31, 2018, versus 0.71% for the same period in 2017, accounting for an $11,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $3.1 million, or 34.0%, accounting for a increase of $6,000 in interest income.

Dividends on federal bank stocks increased $11,000, or 20.8%, to $64,000 for the three months ended March 31, 2018 from $53,000 for the same period in 2017. This increase was primarily due to an increase of 135 basis points in the average yield on federal bank stocks to 5.70% for the three months ended March 31, 2018, versus 4.35% for the same period in 2017, accounting for a $15,000 increase in interest income. Partially offsetting the favorable yield variance, the average balance of federal bank stocks decreased $382,000, or 7.7%, accounting for a $4,000 decrease in interest income.

Interest expense. Interest expense increased $132,000, or 13.0%, to $1.1 million for the three months ended March 31, 2018 from $1.0 million for the same period in 2017. This increase in interest expense can be attributed to a $288,000 increase in interest incurred on deposits, partially offset by a decrease of $156,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $288,000, or 41.0%, to $991,000 for the three months ended March 31, 2018 compared to $703,000 for the same period in 2017. The average cost of interest-bearing deposits increased 14 basis points to 0.75% for the three months ended March 31, 2018, versus 0.61% for the same period in 2017, accounting for a $178,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $67.0 million, or 14.4%, to $532.4 million for the three months ended March 31, 2018, compared to $465.4 million for the same period in 2017 causing a $110,000 increase in interest expense. This increase was primarily due to the acquisition of Northern Hancock in September 2017 and strong deposit growth during late 2017 and the first three months of 2018.

Interest expense incurred on borrowed funds decreased $156,000, or 49.7%, to $158,000 for the three months ended March 31, 2018, compared to $314,000 for the same period in the prior year. The average balance of borrowed funds decreased $20.1 million, or 45.0%, to $24.6 million for the three months ended March 31, 2018, compared to $44.7 million for the same period in 2017 causing a $128,000 increase in interest expense. The reduction in the outstanding balance of borrowed funds resulted from the payoff of maturing FHLB long-term notes of $15.0 million in November 2017 and the early payoff of a $5.0 million FHLB long-term note in February 2018. Partially offsetting the volume variance, the average cost of borrowed funds decreased 24 basis points to 2.61% for the three months ended March 31, 2018 compared to 2.85% for the same period in 2017 causing a $28,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:

Loans, taxable	$562,925	$6,173	4.45%	$510,752	$5,374	4.27%
Loans, tax exempt	21,656	194	3.64%	23,782	272	4.64%
Total loans receivable	584,581	6,367	4.42%	534,534	5,646	4.28%

Securities, taxable	72,118	408	2.29%	73,288	395	2.19%
Securities, tax exempt	27,376	175	2.60%	26,585	197	3.00%
Total securities	99,494	583	2.38%	99,873	592	2.40%

Interest-earning deposits with banks	12,172	33	1.10%	9,085	16	0.71%
Federal bank stocks	4,554	64	5.70%	4,936	53	4.35%
Total interest-earning cash equivalents	16,726	97	2.35%	14,021	69	2.00%

Total interest-earning assets	700,801	7,047	4.08%	648,428	6,307	3.94%
Cash and due from banks	2,652			2,646
Other noninterest-earning assets	45,690			46,599

Total Assets	$749,143			$697,673

Interest-bearing liabilities:
Interest-bearing demand deposits	$361,712	$402	0.45%	$305,637	$171	0.23%
Time deposits	170,691	589	1.40%	159,778	532	1.35%
Total interest-bearing deposits	532,403	991	0.75%	465,415	703	0.61%

Borrowed funds, short-term	4,362	37	3.45%	10,423	42	1.63%
Borrowed funds, long-term	20,219	121	2.43%	34,256	272	3.21%
Total borrowed funds	24,581	158	2.61%	44,679	314	2.85%

Total interest-bearing liabilities	556,984	1,149	0.84%	510,094	1,017	0.81%

Noninterest-bearing demand deposits	122,859	—	—	123,814	—	—

Funding and cost of funds	679,843	1,149	0.69%	633,908	1,017	0.65%

Other noninterest-bearing liabilities	10,420			9,323

Total Liabilities	690,263			643,231
Stockholders' Equity	58,880			54,442

Total Liabilities and Stockholders' Equity	$749,143			$697,673

Net interest income		$5,898			$5,290

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.24%			3.13%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.41%			3.31%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$541	$180	$721
Securities	(2)	(7)	(9)
Interest-earning deposits with banks	6	11	17
Federal bank stocks	(4)	15	11

Total interest-earning assets	541	199	740

Interest expense:
Interest-bearing deposits	110	178	288
Borrowed funds, short-term	(34)	29	(5)
Borrowed funds, long-term	(94)	(57)	(151)

Total interest-bearing liabilities	(18)	150	132

Net interest income	$559	$49	$608

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2018 and 2017 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2018	2017
Balance at the beginning of the period	$6,127	$5,545
Provision for loan losses	380	162
Charge-offs	(585)	(46)
Recoveries	13	27
Balance at the end of the period	$5,935	$5,688

Nonperforming loans	$3,157	$3,108
Nonperforming assets	4,004	3,328
Nonperforming loans to total loans	0.53%	0.57%
Nonperforming assets to total assets	0.53%	0.47%
Allowance for loan losses to total loans	1.01%	1.05%
Allowance for loan losses to nonperforming loans	187.99%	183.01%

Nonperforming loans decreased $536,000, or 14.5%, to $3.2 million at March 31, 2018 from $3.7 million at December 31, 2017. This decrease was primarily due to a commercial mortgage loan in the amount of $559,000 which was transferred to OREO during the three months ended March 31, 2018. Of the $3.2 million in nonperforming loans, $1.3 million were not 30 days or more past due at March 31, 2018.

As of March 31, 2018, the Corporation’s classified and criticized assets amounted to $15.6 million, or 2.1% of total assets, with $11.0 million classified as substandard and $4.6 million identified as special mention. This compares to classified and criticized assets of $14.8 million, or 2.0% of total assets, with $11.6 million classified as substandard and $3.2 million identified as special mention at December 31, 2017. This increase was primarily related to the risk rating downgrades of two commercial loan relationships totaling $3.8 million to special mention, partially offset by the risk rating upgrade of one $1.9 million commercial loan relationship to pass and the aforementioned $559,000 loan transfered to OREO.

The provision for loan losses increased $218,000 to $380,000 for the three months ended March 31, 2018 from $162,000 for the same period in 2017 due primarily to general growth in the loan portfolio and portfolio charge-offs.

Noninterest income. Noninterest income increased $43,000, or 5.0%, to $899,000 for the three months ended March 31, 2018, compared to $856,000 for the same period in 2017. This increase resulted primarily from increases in interchange fees, overdraft fees and gains on sale of loans of $45,000, $29,000 and $16,000, respectively, for the first quarter of 2018 compared to that of the same quarter in 2017. Partially offsetting these increases, the Corporation incurred $29,000 in losses on the sale of securities during the first quarter of 2018.

Noninterest expense. Noninterest expense increased $115,000, or 2.5%, to $4.7 million for the three months ended March 31, 2018 compared to $4.6 million for the same period in 2017. This increase in noninterest expense can be attributed to increases in compensation and benefits, federal deposit insurance, professional fees, premises and equipment and intangible asset amortization of $130,000, $29,000, $14,000, $12,000 and $9,000, respectively, partially offset by a $79,000 decrease in other expenses.

Compensation and employee benefits increased $130,000, or 5.6%, to $2.5 million for the three months ended March 31, 2018 compared to $2.3 million for the same period in 2017. This increase was primarily the result of increases in insurance benefits, salaries, stock compensation expense and incentive expense of $47,000, $34,000, $20,000 and $16,000, respectively. These increases are primarily related to costs associated with the operation of the new full-service banking office in Chester, West Virginia which was acquired from Northern Hancock, increased health insurance costs and normal salary and benefit increases.

Other noninterest expense decreased $79,000, or 6.8%, to $1.1 million for the three months ended March 31, 2018 compared to $1.2 million for the same period in the prior year. This decrease was primarily the result of a $50,000 reversal of expense related to an accrual for a previously anticipated loss which will not be incurred and a $30,000 vendor refund for overcharged telecommunication services.

Provision for income taxes. The provision for income taxes decreased $7,000, or 2.6%, to $266,000 for the three months ended March 31, 2018 compared to $273,000 for the same period in the prior year. This related to an decrease in the Corporation’s effective tax rate to 16.3% for the three months ended March 31, 2018 compared to 22.2% for the same period in 2017, partially offset by an increase in net income before income taxes. The decrease in the Corporation's effective tax rate was due to the enactment of the Tax Cuts and Job Act in December 2017 and the reduction of the corporate income tax rate from a maximum of 35% to a flat 21%.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2018, the Corporation used its sources of funds primarily to fund loan advances and repay long-term borrowed funds. As of March 31, 2018, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $92.9 million, and standby letters of credit totaling $199,000, net of collateral maintained by the Bank.

At March 31, 2018, time deposits amounted to $171.2 million, or 25.6% of the Corporation’s total consolidated deposits, including approximately $46.4 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2018, the Corporation had borrowed funds of $20.3 million consisting of $15.0 million of long-term FHLB advances, a $3.2 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At March 31, 2018, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $186.7 million.

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

At March 31, 2018, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The impairment test is a two-step process that begins with an initial impairment evaluation. If the initial evaluation suggests that an impairment of the asset value exists, the second step is to determine the amount of the impairment. If the tests conclude that goodwill is impaired, the carrying value is adjusted and an impairment charge is recorded. As of November 30, 2017, the required annual impairment test of goodwill was performed and management concluded that no impairment existed as of that date. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2018, the Corporation’s interest-earning assets maturing or repricing within one year totaled $199.2 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $159.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $39.9 million. At March 31, 2018, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 125.0%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 15, 2018	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer