Form 10-Q
period 2018-06-30
EMCLAIRE FINANCIAL CORP
filed 2018-08-10
CIK 858800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the Registrant’s common stock was 2,271,139 at August 9, 2018.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2018 and December 31, 2017
(Dollar amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets

Cash and due from banks	$2,648	$3,072
Interest earning deposits with banks	27,928	11,302
Cash and cash equivalents	30,576	14,374
Securities - available for sale	99,886	99,350
Securities - equity investments	474	1,817
Loans held for sale	—	504
Loans receivable, net of allowance for loan losses of $6,118 and $6,127	587,258	577,234
Federal bank stocks, at cost	4,403	4,662
Bank-owned life insurance	11,890	11,724
Accrued interest receivable	2,250	2,217
Premises and equipment, net	17,768	18,010
Goodwill	10,288	10,288
Core deposit intangible, net	345	481
Prepaid expenses and other assets	10,181	9,423

Total Assets	$775,319	$750,084

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Non-interest bearing	$129,301	$126,263
Interest bearing	556,250	528,380
Total deposits	685,551	654,643
Short-term borrowed funds	2,050	2,500
Long-term borrowed funds	18,000	23,500
Accrued interest payable	410	413
Accrued expenses and other liabilities	9,815	9,937

Total Liabilities	715,826	690,993

Commitments and Contingent Liabilities	—	—

Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,373,156 and 2,373,156 shares issued; 2,271,139 and 2,271,139 shares outstanding, respectively	2,966	2,966
Additional paid-in capital	31,181	31,031
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	34,416	32,726
Accumulated other comprehensive loss	(6,956)	(5,518)

Total Stockholders' Equity	59,493	59,091

Total Liabilities and Stockholders' Equity	$775,319	$750,084

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable, including fees	$6,678	$5,801	$13,015	$11,367
Securities:
Taxable	439	392	847	787
Exempt from federal income tax	141	140	293	283
Federal bank stocks	93	61	157	115
Interest earning deposits with banks	83	38	117	53
Total interest and dividend income	7,434	6,432	14,429	12,605

Interest expense:
Deposits	1,102	749	2,093	1,452
Borrowed funds	141	318	299	632
Total interest expense	1,243	1,067	2,392	2,084

Net interest income	6,191	5,365	12,037	10,521
Provision for loan losses	300	201	680	363

Net interest income after provision for loan losses	5,891	5,164	11,357	10,158

Noninterest income:
Fees and service charges	463	435	900	842
Net realized gain (loss) on sales of securities	(2)	350	(31)	350
Net gain on sales of loans	2	124	24	130
Other-than-temporary impairment loss	—	(508)	—	(508)
Earnings on bank-owned life insurance	103	101	206	202
Other	483	366	848	707
Total noninterest income	1,049	868	1,947	1,723

Noninterest expense:
Compensation and employee benefits	2,521	2,347	4,974	4,670
Premises and equipment	758	726	1,528	1,484
Intangible asset amortization	68	59	136	119
Professional fees	254	216	470	417
Federal deposit insurance	151	102	288	210
Acquisition costs	358	106	358	107
Other	1,135	1,121	2,227	2,291
Total noninterest expense	5,245	4,677	9,981	9,298

Income before provision for income taxes	1,695	1,355	3,323	2,583
Provision for income taxes	282	314	548	586

Net income	$1,413	$1,041	$2,775	$1,997

Basic earnings per common share	$0.62	$0.48	$1.22	$0.93
Diluted earnings per common share	0.62	0.48	1.21	$0.92

Average common shares outstanding - basic	2,271,139	2,164,747	2,271,139	2,158,587
Average common shares outstanding - diluted	2,288,229	2,182,761	2,286,802	2,175,523

 See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2018 and 2017
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$1,413	$1,041	$2,775	$1,997

Other comprehensive income
Unrealized gains (losses) on securities available for sale:
Unrealized holding gain (loss) arising during the period	(301)	15	(1,615)	406
Reclassification adjustment for (gains) losses included in net income	2	(350)	31	(350)
Reclassification adjustment for other-than-temporary impairment losses included in net income	—	508	—	508
	(299)	173	(1,584)	564
Tax effect	63	(59)	333	(192)

Net of tax	(236)	114	(1,251)	372

Comprehensive income	$1,177	$1,155	$1,524	$2,369

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2018 and 2017
(Dollar amounts in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$2,775	$1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574	578
Provision for loan losses	680	363
Amortization of premiums, net	223	174
Amortization of intangible assets and mortgage servicing rights	162	143
Impairment loss on security recognized in earnings	—	508
Realized (gains) losses on sales of securities, net	31	(350)
Net gains on sales of loans	(24)	(130)
Net loss on foreclosed real estate	44	—
Gain on sale of premises and equipment	(25)	—
Loans originated for sale	(2,038)	(3,265)
Proceeds from the sale of loans originated for sale	2,566	3,371
Write-down of foreclosed real estate	11	—
Stock compensation expense	150	110
Increase in bank-owned life insurance, net	(166)	(165)
Increase in accrued interest receivable	(33)	(12)
(Increase) decrease in prepaid expenses and other assets	(159)	332
Increase (decrease) in accrued interest payable	(3)	120
Increase (decrease) in accrued expenses and other liabilities	(122)	302
Net cash provided by operating activities	4,646	4,076

Cash flows from investing activities
Loan originations and principal collections, net	(11,427)	(32,600)
Proceeds from sales of loans held for sale previously classified as portfolio loans	—	1,817
Securities:
Sales	6,795	18,195
Maturities, repayments and calls	4,810	5,850
Purchases	(12,555)	(21,939)
Redemption of federal bank stocks	259	(1)
Proceeds from the sale of bank premises and equipment	155	—
Proceeds from the sale of foreclosed real estate	165	124
Purchases of premises and equipment	(332)	(204)
Net cash used in investing activities	(12,130)	(28,758)

Cash flows from financing activities
Net increase in deposits	30,908	44,234
Repayments on long-term debt	(5,500)	(500)
Proceeds from other long-term debt	—	5,000
Net change in short-term borrowings	(450)	(7,000)
Proceeds from exercise of stock options	—	1,263
Dividends paid	(1,272)	(1,168)
Net cash provided by financing activities	23,686	41,829

Increase in cash and cash equivalents	16,202	17,147
Cash and cash equivalents at beginning of period	14,374	17,568
Cash and cash equivalents at end of period	$30,576	$34,715

Supplemental information:
Interest paid	$2,395	$1,964
Income taxes paid	420	575

Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	526	39
Transfers from portfolio loans to loans held for sale	—	1,725

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the six months ended June 30, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2017	$2,818	$27,900	$(2,114)	$29,960	$(4,491)	$54,073
Net income				1,997		1,997
Other comprehensive income					372	372
Stock compensation expense		110				110
Exercise of stock options (48,586 shares), including tax benefit	—	1,263				1,263
Cash dividends declared on common stock ($0.54 per share)				(1,168)		(1,168)
Balance at June 30, 2017	$2,818	$29,273	$(2,114)	$30,789	$(4,119)	$56,647

Balance at January 1, 2018, as previously presented	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax				187	(187)	—
Balance at January 1, 2018, as adjusted	2,966	31,031	(2,114)	32,913	(5,705)	59,091
Net income				2,775		2,775
Other comprehensive loss					(1,251)	(1,251)
Stock compensation expense		150				150
Cash dividends declared on common stock ($0.56 per share)				(1,272)		(1,272)
Balance at June 30, 2018	$2,966	$31,181	$(2,114)	$34,416	$(6,956)	$59,493

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

On May 25, 2018, the Corporation and Community First Bancorp (Community First) announced that they have entered into an Agreement and Plan of Merger providing for the acquisition of Community First by the Corporation. Community First is the holding company for Community First Bank, a Pennsylvania bank headquartered in Reynoldsville, Pennsylvania and operates two offices located in Clarion County, Pennsylvania and two offices located in Jefferson County, Pennsylvania.

Under the terms of the merger agreement, Community First will merge into the Corporation and shareholders of Community First will receive 1.2008 shares of the Corporation's common stock and $6.95 in cash for each share of common stock of Community First or approximately $16.3 million in common stock and $2.6 million in cash in the aggregate. The merger is expected to be completed in the fourth quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of Community First.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Earnings per common share - basic

Net income	$1,413	$1,041	$2,775	$1,997

Average common shares outstanding	2,271,139	2,164,747	2,271,139	2,158,587

Basic earnings per common share	$0.62	$0.48	$1.22	$0.93

Earnings per common share - diluted

Net income	$1,413	$1,041	$2,775	$1,997

Average common shares outstanding	2,271,139	2,164,747	2,271,139	2,158,587
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	17,090	18,014	15,663	16,936

Average shares and dilutive potential common shares	2,288,229	2,182,761	2,286,802	2,175,523

Diluted earnings per common share	$0.62	$0.48	$1.21	$0.92

4.	Securities

Equity Securities

The Corporation held equity securities with fair values of $474,000 and $1.8 million at June 30, 2018 and December 31, 2017, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and six months ended June 30, 2018, the Corporation recognized a gain of $67,000 and $62,000, respectively, on the equity securities held at June 30, 2018. During the three and six months ended June 30, 2018, the Corporation sold $266,000 and $1.2 million of equity securities, respectively, with a realized net loss of $2,000 and $25,000, respectively.

Debt Securities - Available for Sale

The following table summarizes the Corporation’s debt securities as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018:
U.S. Treasury and federal agency	$4,536	$—	$(125)	$4,411
U.S. government sponsored entities and agencies	21,007	20	(437)	20,590
U.S. agency mortgage-backed securities: residential	23,236	—	(692)	22,544
U.S. agency collateralized mortgage obligations: residential	21,168	32	(946)	20,254
State and political subdivisions	25,112	12	(464)	24,660
Corporate debt securities	7,507	6	(86)	7,427
	$102,566	$70	$(2,750)	$99,886
December 31, 2017:
U.S. Treasury and federal agency	4,541	—	(69)	4,472
U.S. government sponsored entities and agencies	14,136	2	(212)	13,926
U.S. agency mortgage-backed securities: residential	20,904	7	(153)	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	25	(708)	21,924
State and political subdivisions	29,249	87	(96)	29,240
Corporate debt securities	9,009	38	(17)	9,030
	$100,446	$159	$(1,255)	$99,350

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2018. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$3,120	$3,108
Due after one year through five years	34,277	33,640
Due after five through ten years	18,018	17,672
Due after ten years	2,747	2,668
Mortgage-backed securities: residential	23,236	22,544
Collateralized mortgage obligations: residential	21,168	20,254
	$102,566	$99,886

4.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018:
U.S. Treasury and federal agency	$—	$—	$4,411	$(125)	$4,411	$(125)
U.S. government sponsored entities and agencies	5,838	(154)	8,840	(283)	14,678	(437)
U.S. agency mortgage-backed securities: residential	16,542	(455)	6,002	(237)	22,544	(692)
U.S. agency collateralized mortgage obligations: residential	1,700	(6)	16,724	(940)	18,424	(946)
State and political subdivisions	16,528	(367)	3,364	(97)	19,892	(464)
Corporate debt securities	2,935	(69)	486	(17)	3,421	(86)
	$43,543	$(1,051)	$39,827	$(1,699)	$83,370	$(2,750)

December 31, 2017:
U.S. Treasury and federal agency	$—	$—	$4,472	$(69)	$4,472	$(69)
U.S. government sponsored entities and agencies	3,447	(42)	8,975	(170)	12,422	(212)
U.S. agency mortgage-backed securities: residential	9,659	(48)	6,581	(105)	16,240	(153)
U.S. agency collateralized mortgage obligations: residential	954	(16)	19,147	(692)	20,101	(708)
State and political subdivisions	10,510	(60)	3,487	(36)	13,997	(96)
Corporate debt securities	2,992	(16)	999	(1)	3,991	(17)
	$27,562	$(182)	$43,661	$(1,073)	$71,223	$(1,255)

Gains/losses on sales of securities for the three and six months ended June 30 were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Proceeds	$264	$18,195	$6,795	$18,195
Gains (losses)	(2)	350	(31)	350
Tax (benefit) provision related to gains	—	119	(6)	119

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

4.	Securities (continued)

There were 120 debt securities in an unrealized loss position as of June 30, 2018, of which 53 were in an unrealized loss position for more than 12 months. Of these 53 securities, 24 were government-backed collateralized mortgage obligations, nine were state and political subdivision securities, eight were U.S. government sponsored entity and agency securities, six were mortgage-backed securities, five were U.S. Treasury securities and one was a corporate security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of June 30, 2018 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2018	December 31, 2017
Mortgage loans on real estate:
Residential first mortgages	$230,504	$221,823
Home equity loans and lines of credit	100,454	99,940
Commercial real estate	198,602	193,068
	529,560	514,831
Other loans:
Commercial business	54,693	58,941
Consumer	9,123	9,589
	63,816	68,530

Total loans, gross	593,376	583,361

Less allowance for loan losses	6,118	6,127

Total loans, net	$587,258	$577,234

Included in total loans above are net deferred costs of $1.8 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively.

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

At June 30, 2018, there was no allowance for loan losses allocated to loans acquired in the April 2016 acquisition of United American Savings Bank or the September 2017 acquisition of Northern Hancock Bank and Trust Co.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total

Three months ended June 30, 2018:
Allowance for loan losses:
Beginning Balance	$1,919	$651	$2,751	$560	$54	$5,935
Charge-offs	—	(63)	(33)	—	(51)	(147)
Recoveries	—	10	16	1	3	30
Provision	114	52	148	(62)	48	300

Ending Balance	$2,033	$650	$2,882	$499	$54	$6,118

Six months ended June 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(61)	(83)	(418)	—	(170)	(732)
Recoveries	3	11	18	2	9	43
Provision	1	76	529	(88)	162	680

Ending Balance	$2,033	$650	$2,882	$499	$54	$6,118

At June 30, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,026	650	2,882	499	54	6,111

Total	$2,033	$650	$2,882	$499	$54	$6,118

Total loans:
Individually evaluated for impairment	$408	$7	$43	$39	$—	$497
Acquired loans collectively evaluated for impairment	18,501	10,203	24,247	2,173	1,307	56,431
Originated loans collectively evaluated for impairment	211,595	90,244	174,312	52,481	7,816	536,448

Total	$230,504	$100,454	$198,602	$54,693	$9,123	$593,376

At December 31, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$—	$—	$—	$7
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,083	646	2,753	585	53	6,120

Total	$2,090	$646	$2,753	$585	$53	$6,127

Total loans:
Individually evaluated for impairment	$425	$8	$914	$569	$—	$1,916
Acquired loans collectively evaluated for impairment	20,300	10,873	27,404	1,451	2,893	62,921
Originated loans collectively evaluated for impairment	201,098	89,059	164,750	56,921	6,696	518,524

Total	$221,823	$99,940	$193,068	$58,941	$9,589	$583,361

Three months ended June 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,956	$648	$2,449	$583	$52	$5,688
Charge-offs	(10)	(10)	(90)	(10)	(8)	(128)
Recoveries	—	1	2	—	3	6
Provision	48	—	99	48	6	201

Ending Balance	$1,994	$639	$2,460	$621	$53	$5,767

Six months ended June 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(36)	(11)	(90)	(10)	(27)	(174)
Recoveries	—	20	4	—	9	33
Provision	184	(3)	232	(69)	19	363

Ending Balance	$1,994	$639	$2,460	$621	$53	$5,767

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2018:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2018			For the three months ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$74	$74	$7	$75	$1	$1
Home equity and lines of credit	7	7	—	8	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$81	$81	$7	$83	$1	$1

				For the six months ended June 30, 2018
				Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages				$75	$2	$2
Home equity and lines of credit				7	—	—
Commercial real estate				—	—	—
Commercial business				—	—	—
Consumer				—	—	—

Total				$82	$2	$2

	Impaired Loans with No Specific Allowance
	As of June 30, 2018		For the three months ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$446	$334	$339	$2	$2
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	43	43	190	73	73
Commercial business	39	39	297	41	41
Consumer	—	—	—	—	—

Total	$528	$416	$826	$116	$116

			For the six months ended June 30, 2018
			Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages			$343	$2	$2
Home equity and lines of credit			—	—	—
Commercial real estate			431	73	73
Commercial business			387	42	42
Consumer			—	—	—

Total			$1,161	$117	$117

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2018 and December 31, 2017, the Corporation had $415,000 and $433,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $7,000 and $7,000 of specific allowance for these loans at June 30, 2018 and December 31, 2017, respectively.

During the three and six month periods ended June 30, 2018 , the Corporation did not modify any loans as TDRs.  During the three and six month periods ended June 30, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At June 30, 2017, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six month periods ended June 30, 2018 and 2017, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018:
Residential first mortgages	$229,401	$—	$—	$1,103	$—	$230,504
Home equity and lines of credit	99,474	—	—	980	—	100,454
Commercial real estate	—	187,762	3,831	7,009	—	198,602
Commercial business	—	53,355	234	1,104	—	54,693
Consumer	9,037	—	—	86	—	9,123

Total	$337,912	$241,117	$4,065	$10,282	$—	$593,376

December 31, 2017:
Residential first mortgages	$220,730	$—	$—	$1,093	$—	$221,823
Home equity and lines of credit	98,946	—	—	994	—	99,940
Commercial real estate	—	182,460	2,744	7,864	—	193,068
Commercial business	—	56,960	477	1,504	—	58,941
Consumer	9,443	—	—	146	—	9,589

Total	$329,119	$239,420	$3,221	$11,601	$—	$583,361

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2018:
Residential first mortgages	$227,774	$1,264	$440	$59	$967	$230,504
Home equity and lines of credit	98,592	753	244	323	542	100,454
Commercial real estate	196,655	1,111	343	184	309	198,602
Commercial business	54,654	—	—	—	39	54,693
Consumer	8,660	354	46	—	63	9,123

Total loans	$586,335	$3,482	$1,073	$566	$1,920	$593,376

December 31, 2017:
Residential first mortgages	$218,515	$1,936	$357	$159	$856	$221,823
Home equity and lines of credit	98,112	598	370	334	526	99,940
Commercial real estate	190,451	1,026	430	197	964	193,068
Commercial business	58,058	74	225	—	584	58,941
Consumer	9,162	273	81	—	73	9,589

Total loans	$574,298	$3,907	$1,463	$690	$3,003	$583,361

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2018:
Residential first mortgages	$353	$—	$74	$540	$967
Home equity and lines of credit	7	—	9	526	542
Commercial real estate	205	—	—	104	309
Commercial business	39	—	—	—	39
Consumer	—	—	—	63	63

Total loans	$604	$—	$83	$1,233	$1,920

December 31, 2017:
Residential first mortgages	366	—	75	415	856
Home equity and lines of credit	8	—	—	518	526
Commercial real estate	341	—	—	623	964
Commercial business	569	—	—	15	584
Consumer	—	—	—	73	73

Total loans	$1,284	$—	$75	$1,644	$3,003

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$—	$10,288	$—
Core deposit intangibles	4,426	4,081	4,426	3,945

Total	$14,714	$4,081	$14,714	$3,945

Goodwill resulted from four acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2017 or in the first six months of 2018.

The core deposit intangible asset, resulting from three acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six month periods ending June 30, 2018 the Corporation recorded intangible amortization expense totaling $68,000 and $136,000 , respectively, compared to $59,000 and $119,000 , respectively for the same periods in 2017.

7.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2018, 52,533 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

At June 30, 2018 there are no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2018, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2018	33,400	$27.70
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2018	33,400	$27.70

For the three and six month periods ended June 30, 2018, the Corporation recognized stock compensation expense of $75,000 and $150,000, respectively, compared to $55,000 and $110,000, respectively, for the same period in 2017. As of June 30, 2018, there was $515,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

8.	Fair Value (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2018 and December 31, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was no additional provision for loan losses recorded for impaired loans during the three and six month periods ended June 30, 2018 and 2017.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2018 , OREO measured at fair value less costs to sell had a net carrying amount of $157,000, which consisted of the outstanding balance of $168,000 less write-downs of $11,000. As of December 31, 2017, the Corporation did not have any OREO measured at fair value.

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

8.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2018:
Securities available for sale
U.S. Treasury and federal agency	$4,411	$4,411	$—	$—
U.S. government sponsored entities and agencies	20,590	—	20,590	—
U.S. agency mortgage-backed securities: residential	22,544	—	22,544	—
U.S. agency collateralized mortgage obligations: residential	20,254	—	20,254	—
State and political subdivision	24,660	—	24,660	—
Corporate debt securities	7,427	—	3,927	3,500
	$99,886	$4,411	$91,975	$3,500

Equity securities	$474	$474	$—	$—

December 31, 2017:
Securities available for sale
U.S. Treasury and federal agency	4,472	4,472	—	—
U.S. government sponsored entities and agencies	13,926	—	13,926	—
U.S. agency mortgage-backed securities: residential	20,758	—	20,758	—
U.S. agency collateralized mortgage obligations: residential	21,924	—	21,924	—
State and political subdivisions	29,240	—	29,240	—
Corporate debt securities	9,030	—	1,032	7,998
	$99,350	$4,472	$86,880	$7,998

Equity securities	$1,817	$1,683	$—	$134

8.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month period ended June 30, 2018 the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2. Also during the three and six month periods, $25,000 in Level 3 equity securities were sold from the portfolio. For the same periods in 2017, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2018 and 2017:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$3,525	$136	$8,132	$136
Total gains or losses (realized/unrealized):
Included in earnings	—	—	1	—
Included in other comprehensive income	—	(1)	—	(1)
Acquired	—	—	—	—
Sold out of Level 3	(25)	—	(25)	—
Transfers in and/or out of Level 3	—	—	(4,608)	—
Balance at the end of the period	$3,500	$135	$3,500	$135

The Corporation had $157,000 in OREO assets measured at fair value on a non-recurring basis at June 30, 2018 compared to none at December 31, 2017.

The Corporation had an impaired residential mortgage loan totaling $67,000 and an impaired home equity loan totaling $7,000 at June 30, 2018 which were classified as TDRs and measured using a discounted cash flow methodology. At December 31, 2017 these loans were valued at $68,000 and $8,000, respectively.

8.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of June 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2018:
Financial Assets:
Cash and cash equivalents	$30,576	$30,576	$30,576	$—	$—
Securities - available for sale	99,886	99,886	4,411	91,975	3,500
Securities - equities	474	474	474	—	—
Loans held for sale	—	—	—	—	—
Loans, net	587,258	578,642	—	—	578,642
Federal bank stock	4,403	N/A	N/A	N/A	N/A
Accrued interest receivable	2,250	2,250	65	382	1,803
	$724,847	$711,828	$35,526	$92,357	$583,945
Financial Liabilities:
Deposits	685,551	687,403	515,638	171,765	—
Borrowed funds	20,050	19,653	—	19,653	—
Accrued interest payable	410	410	32	378	—
	$706,011	$707,466	$515,670	$191,796	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017:
Financial Assets:
Cash and cash equivalents	$14,374	$14,374	$14,374	$—	$—
Securities - available for sale	99,350	99,350	4,472	86,880	7,998
Securities - equities	1,817	1,817	1,683	—	134
Loans held for sale	504	504	—	504	—
Loans, net	577,234	577,616	—	—	577,616
Federal bank stock	4,662	—	N/A	N/A	N/A
Accrued interest receivable	2,217	2,217	59	338	1,820
	$700,158	$695,878	$20,588	$87,722	$587,568
Financial Liabilities:
Deposits	654,643	657,414	483,956	173,458	—
Borrowed funds	26,000	25,499	—	25,499	—
Accrued interest payable	413	413	23	390	—
	$681,056	$683,326	$483,979	$199,347	$—

9.	Regulatory Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875% and was 1.25% for 2017 and 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2018, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$65,901	13.26%	$64,221	12.96%
For capital adequacy purposes	39,759	8.00%	39,630	8.00%
To be well capitalized	49,699	10.00%	49,537	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$59,783	12.03%	$58,088	11.73%
For capital adequacy purposes	29,820	6.00%	29,722	6.00%
To be well capitalized	39,759	8.00%	39,630	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$59,783	12.03%	$58,088	11.73%
For capital adequacy purposes	22,365	4.50%	22,292	4.50%
To be well capitalized	32,305	6.50%	32,199	6.50%
Tier 1 capital to average assets:
Actual	$59,783	7.87%	$58,088	7.71%
For capital adequacy purposes	30,372	4.00%	30,117	4.00%
To be well capitalized	37,965	5.00%	37,647	5.00%

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2018	$(1,881)	$(4,839)	$(6,720)

Other comprehensive income before reclassification	(237)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Net current period other comprehensive income	(236)	—	(236)

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(2,117)	$(4,839)	$(6,956)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(2)	Net gain (loss) on sale of securities
	1	Provision for income taxes
Total reclassifications for the period	$(1)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(421)	$(3,812)	$(4,233)

Other comprehensive income before reclassification	10	—	10
Amounts reclassified from accumulated other comprehensive income (loss)	104	—	104
Net current period other comprehensive income	114	—	114

Accumulated Other Comprehensive Income (Loss) at June 30, 2017	$(307)	$(3,812)	$(4,119)

10.	Accumulated Other Comprehensive Income (Loss)

(Dollar amounts in thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	$(104)	Net of tax

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2018 and 2017 and summarized the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at December 31, 2017	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	(187)	—	(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)

Other comprehensive income before reclassification	(1,275)	—	(1,275)
Amounts reclassified from accumulated other comprehensive income (loss)	24	—	24
Net current period other comprehensive income	(1,251)	—	(1,251)

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	(2,117)	(4,839)	(6,956)

(Dollar amount in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the six months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	(31)	Net gain (loss) on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	—	Other than temporary impairment losses
	7	Provision for income taxes
Total reclassifications for the period	(24)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)

Other comprehensive income before reclassification	268	—	268
Amounts reclassified from accumulated other comprehensive income (loss)	104	—	104
Net current period other comprehensive income	372	—	372

Accumulated Other Comprehensive Income (Loss) at June 30, 2017	$(307)	$(3,812)	$(4,119)

(Dollar amount in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the six months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	(104)	Net of tax

11.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and six months ended June 30, 2018 and 2017.

(Dollar amount in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$37	$38	$76	$78
Overdraft fees	353	326	682	624
Other fees	73	71	142	141
Electronic banking fees	329	292	644	562

Noninterest income (in-scope of Topic 606)	792	727	1,544	1,405
Noninterest income (out-of-scope of Topic 606)(1)	257	141	403	318

Total noninterest income	$1,049	$868	$1,947	$1,723

(1)
Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

12.	Recent Accounting Pronouncements

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

12.	Recent Accounting Pronouncements (continued)

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

In March 2017, the FASB issued ASU 2017-08, “Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Corporation is currently evaluating the potential impact of ASU 2017-08 on its financial statements and disclosures.

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

12.	Recent Accounting Pronouncements (continued)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)”. ASU 2016-15 clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance was effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 did not have an impact the Corporation's financial statements and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the six months ended June 30, 2018, compared to the same period in 2017 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $25.2 million to $775.3 million at June 30, 2018 from $750.1 million at December 31, 2017. Asset growth was driven by increases in cash and equivalents and net loans receivable of $16.2 million and $9.5 million, respectively. Total liabilities increased $24.8 million to $715.8 million at June 30, 2018 from $691.0 million at December 31, 2017, resulting primarily from a $30.9 million, or 4.7%, increase in customer deposits, partially offset by a $6.0 million decrease in borrowed funds. Deposit growth consisted of a $27.9 million, or 5.3%, increase in interest bearing deposits and a $3.0 million, or 2.4%, increase in non-interest bearing deposits.

Stockholders’ equity increased $402,000 to $59.5 million at June 30, 2018 from $59.1 million at December 31, 2017 primarily due to a $1.7 million increase in retained earnings as a result of $2.8 million of net income, partially offset by $1.3 million of common dividends paid, and a $1.4 million decrease in accumulated other comprehensive income. The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 7.7% of total assets.  Tangible book value per common share was $21.51 at June 30, 2018, compared to $21.28 at December 31, 2017.

At June 30, 2018, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.87%, 12.03%, 12.03% and 13.26%, respectively. The Bank was also considered “well-capitalized” at December 31, 2017 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.71%, 11.73%, 11.73% and 12.96%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2018 and 2017

General. Net income increased $372,000, or 35.7%, to $1.4 million for the three months ended June 30, 2018 from $1.0 million for the same period in 2017. This increase was the result of increases in net interest income and noninterest income $826,000 and $181,000, respectively, and a decrease of $32,000 in the provision for income taxes, partially offset by increases in noninterest expense and the provision for loan losses of $568,000 and $99,000, respectively.

Net interest income. Tax equivalent net interest income increased $744,000, or 13.5%, to $6.2 million for the three months ended June 30, 2018 from $5.5 million for the three months ended June 30, 2017. This increase was attributed to an increase in tax equivalent interest income of $920,000, partially offset by an increase in interest expense of $176,000.

Interest income. Tax equivalent interest income increased $920,000, or 14.0%, to $7.5 million for the three months ended June 30, 2018 from $6.6 million for the same period in 2017. This increase was attributed to increases in interest earned on loans and interest-earning deposits with banks, dividends on federal bank stocks and interest earned on securities of $826,000, $45,000, $32,000 and $17,000, respectively.

Tax equivalent interest earned on loans receivable increased $826,000, or 14.0%, to $6.7 million for the three months ended June 30, 2018 compared to $5.9 million for the same period in 2017. This increase resulted from a $45.5 million, or 8.3%, increase in average loans, accounting for an increase of $505,000 in interest income. The increase in loans receivable was related to the acquisition of Northern Hancock Bank and Trust Co. (Northern Hancock) in September 2017 and strong loan growth achieved in late 2017 and the first six months of 2018. Also included in interest earned on loans receivable for the three months ended June 30, 2018, the Corporation recorded $113,000 of recovered interest related to the payoff of a nonperforming loan relationship totaling $789,000. Adding to this favorable volume variance, the average yield on loans increased 23 basis points to 4.54% for the three months ended June 30, 2018, versus 4.31% for the same period in 2017. This favorable yield variance accounted for a $321,000 increase in interest income.

Tax equivalent interest earned on securities increased $17,000, or 2.9%, to $602,000 for the three months ended June 30, 2018 compared to $585,000 for the three months ended June 30, 2017. This increase resulted from a 10 basis point increase in the average yield on securities to 2.47% for the three months ended June 30, 2018 versus 2.37% for the same period in 2017. This favorable yield variance accounted for a $24,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $1.2 million, accounting for a $7,000 decrease in interest income.

Interest earned on deposits with banks increased $45,000 to $83,000 for the three months ended June 30, 2018 compared to $38,000 for the three months ended June 30, 2017. This increase resulted from a 52 basis point increase in the average yield on these accounts to 1.37% for the three months ended June 30, 2018, versus 0.85% for the same period in 2017, accounting for a $29,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $5.8 million, or 25.3%, accounting for a increase of $16,000 in interest income.

Dividends on federal bank stocks increased $32,000, or 52.5%, to $93,000 for the three months ended June 30, 2018 from $61,000 for the same period in 2017. This increase was primarily due to an increase of 342 basis points in the average yield on federal bank stocks to 8.52% for the three months ended June 30, 2018, versus 5.10% for the same period in 2017, accounting for a $38,000 increase in interest income. The increase in the average yield resulted from recent increases in the dividend rate paid on Federal Home Loan Bank stock. Partially offsetting the favorable yield variance, the average balance of federal bank stocks decreased $418,000, or 8.7%, accounting for a $6,000 decrease in interest income.

Interest expense. Interest expense increased $176,000, or 16.5%, to $1.2 million for the three months ended June 30, 2018 from $1.1 million for the same period in 2017. This increase in interest expense can be attributed to a $353,000 increase in interest incurred on deposits, partially offset by a decrease of $177,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $353,000, or 47.1%, to $1.1 million for the three months ended June 30, 2018 compared to $749,000 for the same period in 2017. The average cost of interest-bearing deposits increased 18 basis points to 0.80% for the three months ended June 30, 2018, versus 0.62% for the same period in 2017, accounting for a $236,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $68.6 million, or 14.3%, to $550.0 million for the three months ended June 30, 2018, compared to $481.4 million for the same period in 2017 causing a $117,000 increase in interest expense. This increase was primarily due to the acquisition of Northern Hancock in September 2017 and strong deposit growth during late 2017 and the first six months of 2018.

Interest expense incurred on borrowed funds decreased $177,000, or 55.7%, to $141,000 for the three months ended June 30, 2018, compared to $318,000 for the same period in the prior year. The average balance of borrowed funds decreased $20.9 million, or 51.1%, to $20.1 million for the three months ended June 30, 2018, compared to $41.0 million for the same period in 2017 causing a $143,000 decrease in interest expense. The reduction in the outstanding balance of borrowed funds resulted from the payoff of maturing FHLB long-term notes of $15.0 million in November 2017 and the early payoff of a $5.0 million FHLB long-term note in February 2018. In addition, the average cost of borrowed funds decreased 29 basis points to 2.82% for the three months ended June 30, 2018 compared to 3.11% for the same period in 2017 causing a $34,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:

Loans, taxable	$571,306	$6,514	4.57%	$523,363	$5,610	4.30%
Loans, tax exempt	21,022	194	3.70%	23,454	272	4.65%
Total loans receivable	592,328	6,708	4.54%	546,817	5,882	4.31%

Securities, taxable	73,199	439	2.41%	73,694	392	2.13%
Securities, tax exempt	24,660	163	2.65%	25,347	193	3.04%
Total securities	97,859	602	2.47%	99,041	585	2.37%

Interest-earning deposits with banks	24,225	83	1.37%	18,035	38	0.85%
Federal bank stocks	4,380	93	8.52%	4,798	61	5.10%
Total interest-earning cash equivalents	28,605	176	2.47%	22,833	99	1.74%

Total interest-earning assets	718,792	7,486	4.18%	668,691	6,566	3.94%
Cash and due from banks	2,837			2,679
Other noninterest-earning assets	46,462			45,805

Total Assets	$768,091			$717,175

Interest-bearing liabilities:
Interest-bearing demand deposits	$379,094	$470	0.50%	$316,823	$200	0.25%
Time deposits	170,902	632	1.48%	164,530	549	1.34%
Total interest-bearing deposits	549,996	1,102	0.80%	481,353	749	0.62%

Borrowed funds, short-term	2,050	29	5.73%	3,037	29	3.83%
Borrowed funds, long-term	18,003	112	2.48%	37,950	289	3.04%
Total borrowed funds	20,053	141	2.82%	40,987	318	3.11%

Total interest-bearing liabilities	570,049	1,243	0.87%	522,340	1,067	0.82%

Noninterest-bearing demand deposits	128,578	—	—	129,775	—	—

Funding and cost of funds	698,627	1,243	0.71%	652,115	1,067	0.66%

Other noninterest-bearing liabilities	10,344			9,398

Total Liabilities	708,971			661,513
Stockholders' Equity	59,120			55,662

Total Liabilities and Stockholders' Equity	$768,091			$717,175

Net interest income		$6,243			$5,499

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.30%			3.12%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.48%			3.30%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$505	$321	$826
Securities	(7)	24	17
Interest-earning deposits with banks	16	29	45
Federal bank stocks	(6)	38	32

Total interest-earning assets	508	412	920

Interest expense:
Interest-bearing deposits	117	236	353
Borrowed funds, short-term	(12)	12	—
Borrowed funds, long-term	(131)	(46)	(177)

Total interest-bearing liabilities	(26)	202	176

Net interest income	$534	$210	$744

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2018 and 2017 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2018	2017
Balance at the beginning of the period	$5,935	$5,688
Provision for loan losses	300	201
Charge-offs	(147)	(128)
Recoveries	30	6
Balance at the end of the period	$6,118	$5,767

Nonperforming loans	$2,486	$3,045
Nonperforming assets	3,304	3,251
Nonperforming loans to total loans	0.42%	0.55%
Nonperforming assets to total assets	0.43%	0.44%
Allowance for loan losses to total loans	1.03%	1.05%
Allowance for loan losses to nonperforming loans	246.10%	189.39%

Nonperforming loans decreased $671,000, or 21.3%, to $2.5 million at June 30, 2018 from $3.2 million at March 31, 2018. This decrease was primarily due to the payoff of a commercial relationship totaling $789,000 during the three months ended June 30, 2018. Of the $2.5 million in nonperforming loans, $604,000 were not 30 days or more past due at June 30, 2018.

As of June 30, 2018, the Corporation’s classified and criticized assets amounted to $14.3 million, or 1.9% of total assets, with $10.3 million classified as substandard and $4.1 million identified as special mention. This compares to classified and criticized assets of $15.6 million, or 2.1% of total assets, with $11.0 million classified as substandard and $4.6 million identified as special mention at March 31, 2018. This decrease was primarily related to the payoff of two commercial loan relationships totaling $1.1 million, including the aforementioned $789,000 nonperforming relationship, during the quarter ending June 30, 2018.

The provision for loan losses increased $99,000, or 49.3%, to $300,000 for the three months ended June 30, 2018 from $201,000 for the same period in 2017 due primarily to general growth in the loan portfolio experienced in the second quarter of 2018.

Noninterest income. Noninterest income increased $181,000, or 20.9%, to $1.0 million for the three months ended June 30, 2018, compared to $868,000 for the same period in 2017. During the quarter ended June 30, 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. Partially offsetting the impairment charge, the Corporation realized security gains of $350,000 during the quarter ended June 30,2017. Fees and service charges increased $28,000 as overdraft charges for the three months ended June 30,2018 outpaced the same period in the prior year and other income increased $117,000 due to increased interchange fee income and fair value adjustments related to the Corporation's equity securities. Partially offsetting these favorable items, gains on the sale of loans totaled $2,000 for the quarter ended June 30, 2018, compared to $124,000 for the same period in 2017.

Noninterest expense. Noninterest expense increased $568,000, or 12.1%, to $5.2 million for the three months ended June 30, 2018 compared to $4.7 million for the same period in 2017. This increase in noninterest expense can be attributed primarily to increases in acquisition costs, compensation and benefits, federal deposit insurance, professional fees and premises and equipment of $252,000, $174,000, $49,000, $38,000 and $32,000 respectively.

Acquisition costs increased $252,000 for the three months ended June 30, 2018 compared to the same period in 2017. Costs related to the pending acquisition of Community First totaled $358,000 for the three months ended June 30, 2018, while costs related to the acquisition of Northern Hancock totaled $106,000 for the three months ended June 30, 2017.

Compensation and employee benefits increased $174,000, or 7.4%, to $2.5 million for the three months ended June 30, 2018 compared to $2.3 million for the same period in 2017. This increase was primarily the result of increases in salaries, stock compensation expense and insurance benefits of $132,000, $20,000 and $11,000, respectively. These increases are primarily related to costs associated with the operation of the new full-service banking office in Chester, West Virginia which was acquired from Northern Hancock, increased health insurance costs and normal salary and benefit increases.

Provision for income taxes. The provision for income taxes decreased $32,000, or 10.2%, to $282,000 for the three months ended June 30, 2018 compared to $314,000 for the same period in the prior year. This related to a decrease in the Corporation’s effective tax rate to 16.6% for the three months ended June 30, 2018 compared to 23.2% for the same period in 2017, partially offset by an increase in net income before income taxes. The decrease in the Corporation's effective tax rate was due to the enactment of the Tax Cuts and Job Act in December 2017 and the reduction of the corporate income tax rate from a maximum of 35% to a flat 21%.

Comparison of Results for the Six Months Ended June 30, 2018 and 2017

General. Net income increased $778,000, or 38.9%, to $2.8 million for the six months ended June 30, 2018 from $2.0 million for the same period in 2017. This increase was the result of increases in net interest income and noninterest income $1.5 million and $224,000, respectively, and a decrease of $38,000 in the provision for income taxes, partially offset by increases in noninterest expense and the provision for loan losses of $683,000 and $317,000, respectively.

Net interest income. Tax equivalent net interest income increased $1.4 million, or 12.5%, to $12.1 million for the six months ended June 30, 2018 from $10.8 million for the six months ended June 30, 2017. This increase was attributed to an increase in tax equivalent interest income of $1.7 million, partially offset by an increase in interest expense of $308,000.

Interest income. Tax equivalent interest income increased $1.7 million, or 12.9%, to $14.5 million for the six months ended June 30, 2018 from $12.9 million for the same period in 2017. This increase was attributed to increases in interest earned on loans and interest-earning deposits with banks, dividends on federal bank stocks and interest earned on securities of $1.5 million, $64,000, $42,000 and $8,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.5 million, or 13.4%, to $13.1 million for the six months ended June 30, 2018 compared to $11.5 million for the same period in 2017. This increase resulted from a $47.8 million, or 8.8%, increase in average loans, accounting for a $1.0 million increase in interest income. The increase in loans receivable was related to the acquisition of Northern Hancock in September 2017 and strong loan growth achieved in late 2017 and the first six months of 2018. Adding to this favorable volume variance, the average yield on loans increased 18 basis points to 4.48% for the six months ended June 30, 2018, versus 4.30% for the same period in 2017. This favorable yield variance accounted for a $499,000 increase in interest income. Included in interest earned on loans receivable for the six months ended June 30, 2018, the Corporation recorded $113,000 of recovered interest related to the payoff of a nonperforming loan relationship totaling $789,000

Tax equivalent interest earned on securities increased $8,000 to $1.2 million for the six months ended June 30, 2018 and June 30, 2017. This increase resulted from a 3 basis point increase in the average yield on securities to 2.42% for the six months ended June 30, 2018 versus 2.39% for the same period in 2017. This favorable yield variance accounted for an $18,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $799,000, accounting for a $10,000 decrease in interest income.

Interest earned on deposits with banks increased $64,000 to $117,000 for the six months ended June 30, 2018 compared to $53,000 for the six months ended June 30, 2017. This increase resulted from a 50 basis point increase in the average yield on these accounts to 1.29% for the six months ended June 30, 2018, versus 0.79% for the same period in 2017, accounting for a $42,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $4.7 million, or 34.7%, accounting for a increase of $22,000 in interest income.

Dividends on federal bank stocks increased $42,000, or 36.5%, to $157,000 for the six months ended June 30, 2018 from $115,000 for the same period in 2017. This increase was primarily due to an increase of 232 basis points in the average yield on federal bank stocks to 7.09% for the six months ended June 30, 2018, versus 4.77% for the same period in 2017, accounting for a $52,000 increase in interest income. The increase in the average yield resulted from recent increases in the dividend rate paid on Federal Home Loan Bank stock. Partially offsetting the favorable yield variance, the average balance of federal bank stocks decreased $397,000, or 8.2%, accounting for a $10,000 decrease in interest income.

Interest expense. Interest expense increased $308,000, or 14.8%, to $2.4 million for the six months ended June 30, 2018 from $2.1 million for the same period in 2017. This increase in interest expense can be attributed to a $641,000 increase in interest incurred on deposits, partially offset by a decrease of $333,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $641,000, or 44.1%, to $2.1 million for the six months ended June 30, 2018 compared to $1.5 million for the same period in 2017. The average cost of interest-bearing deposits increased 16 basis points to

0.78% for the six months ended June 30, 2018, versus 0.62% for the same period in 2017, accounting for a $414,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $67.8 million, or 14.3%, to $541.3 million for the six months ended June 30, 2018, compared to $473.4 million for the same period in 2017 causing a $227,000 increase in interest expense. This increase was primarily due to the acquisition of Northern Hancock in September 2017 and strong deposit growth during late 2017 and the first six months of 2018.

Interest expense incurred on borrowed funds decreased $333,000, or 52.7%, to $299,000 for the six months ended June 30, 2018, compared to $632,000 for the same period in the prior year. The average balance of borrowed funds decreased $20.4 million, or 47.8%, to $22.3 million for the six months ended June 30, 2018, compared to $42.7 million for the same period in 2017 causing a $59,000 decrease in interest expense. The reduction in the outstanding balance of borrowed funds resulted from the payoff of maturing FHLB long-term notes of $15.0 million in November 2017 and the early payoff of a $5.0 million FHLB long-term note in February 2018. In addition, the average cost of borrowed funds decreased 28 basis points to 2.70% for the six months ended June 30, 2018 compared to 2.98% for the same period in 2017 causing a $274,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Six months ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:

Loans, taxable	$567,139	$12,687	4.51%	$517,064	$10,984	4.28%
Loans, tax exempt	21,355	388	3.67%	23,619	544	4.64%
Total loans receivable	588,494	13,075	4.48%	540,683	11,528	4.30%

Securities, taxable	72,665	847	2.35%	73,498	787	2.16%
Securities, tax exempt	25,998	338	2.62%	25,964	390	3.02%
Total securities	98,663	1,185	2.42%	99,462	1,177	2.39%

Interest-earning deposits with banks	18,287	117	1.29%	13,579	53	0.79%
Federal bank stocks	4,466	157	7.09%	4,863	115	4.77%
Total interest-earning cash equivalents	22,753	274	2.43%	18,442	168	1.84%

Total interest-earning assets	709,910	14,534	4.13%	658,587	12,873	3.94%
Cash and due from banks	2,748			2,664
Other noninterest-earning assets	46,071			46,190

Total Assets	$758,729			$707,441

Interest-bearing liabilities:
Interest-bearing demand deposits	$370,486	$873	0.48%	$311,276	$370	0.24%
Time deposits	170,771	1,220	1.44%	162,152	1,082	1.35%
Total interest-bearing deposits	541,257	2,093	0.78%	473,428	1,452	0.62%

Borrowed funds, short-term	3,207	66	4.12%	6,627	71	2.16%
Borrowed funds, long-term	19,122	233	2.46%	36,119	561	3.12%
Total borrowed funds	22,329	299	2.70%	42,746	632	2.98%

Total interest-bearing liabilities	563,586	2,392	0.86%	516,174	2,084	0.81%

Noninterest-bearing demand deposits	125,768	—	—	126,859	—	—

Funding and cost of funds	689,354	2,392	0.70%	643,033	2,084	0.65%

Other noninterest-bearing liabilities	10,376			9,354

Total Liabilities	699,730			652,387
Stockholders' Equity	58,999			55,054

Total Liabilities and Stockholders' Equity	$758,729			$707,441

Net interest income		$12,142			$10,789

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.27%			3.13%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.45%			3.30%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,048	$499	$1,547
Securities	(10)	18	8
Interest-earning deposits with banks	22	42	64
Federal bank stocks	(10)	52	42

Total interest-earning assets	1,050	611	1,661

Interest expense:
Interest-bearing deposits	227	414	641
Borrowed funds, short-term	(48)	43	(5)
Borrowed funds, long-term	(226)	(102)	(328)

Total interest-bearing liabilities	(47)	355	308

Net interest income	$1,097	$256	$1,353

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2018 and 2017 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2018	2017
Balance at the beginning of the period	$6,127	$5,545
Provision for loan losses	680	363
Charge-offs	(732)	(174)
Recoveries	43	33
Balance at the end of the period	$6,118	$5,767

Nonperforming loans	$2,486	$3,045
Nonperforming assets	3,304	3,251
Nonperforming loans to total loans	0.42%	0.55%
Nonperforming assets to total assets	0.43%	0.44%
Allowance for loan losses to total loans	1.03%	1.05%
Allowance for loan losses to nonperforming loans	246.10%	189.39%

Nonperforming loans decreased $1.2 million, or 32.7%, to $2.5 million at June 30, 2018 from $3.7 million at December 31, 2017. This decrease was primarily due to the transfer of a $559,000 commercial mortgage to OREO and the payoff of a $789,000 commercial relationship during the six months ended June 30, 2018. Of the $2.5 million in nonperforming loans, $604,000 were not 30 days or more past due at June 30, 2018.

As of June 30, 2018, the Corporation’s classified and criticized assets amounted to $14.3 million, or 1.9% of total assets, with $10.3 million classified as substandard and $4.1 million identified as special mention. This compares to classified and criticized assets of $14.8 million, or 2.0% of total assets, with $11.6 million classified as substandard and $3.2 million identified as special mention at December 31, 2017. This decrease was primarily related to the risk rating upgrade of one $1.9 million commercial loan relationship, the payoff of two commercial loan relationships totaling $1.1 million, and the aforementioned $559,000 loan transferred to OREO. These favorable changes to the Corporation's classified and criticized assets were partially offset by the risk rating downgrades of two commercial loan relationships to special mention and substandard.

The provision for loan losses increased $317,000, or 87.3%, to $680,000 for the six months ended June 30, 2018 from $363,000 for the same period in 2017 due primarily to general growth in the loan portfolio and higher than normal charge-offs experienced during the first six months of 2018.

Noninterest income. Noninterest income increased $224,000, or 13.0%, to $1.9 million for the six months ended June 30, 2018 from $1.7 million for the same period in 2017. During the six months ended June 30, 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. Partially offsetting the impairment charge, the Corporation realized security gains of $350,000 during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Corporation realized security losses of $31,000. Additionally, fees and service charges increased $58,000 as overdraft charges for the six months ended June 30, 2018 outpaced the same period in the prior year and other income increased $140,000 due to increased interchange fee income and fair value adjustments related to the Corporation's equity securities. Partially offsetting these favorable items, gains on the sales of loans totaled $24,000 for the six months ended June 30, 2018, compared to $130,000 for the same period in 2017.

Noninterest expense. Noninterest expense increased $683,000, or 7.4%, to $10.0 million for the six months ended June 30, 2018 compared to $9.3 million for the same period in 2017. This increase in noninterest expense can be attributed to increases in compensation and benefits, acquisition costs, federal deposit insurance,and professional fees of $304,000, $251,000, $78,000, and $53,000, respectively.

Compensation and employee benefits increased $304,000, or 6.5%, to $5.0 million for the six months ended June 30, 2018 compared to $4.7 million for the same period in 2017. This increase was primarily the result of increases in salaries, insurance benefits and stock compensation expense of $165,000, $58,000 and $41,000, respectively. These increases are primarily related to costs associated with the operation of the new full-service banking office in Chester, West Virginia which was acquired from Northern Hancock, increased health insurance costs and normal salary and benefit increases.

Acquisition costs increased $251,000 for the six months ended June 30, 2018 compared to the same period in 2017. Costs related to the pending acquisition of Community First totaled $358,000 for the six months ended June 30, 2018, while costs related to the acquisition of Northern Hancock totaled $107,000 for the six months ended June 30, 2017.

Provision for income taxes. The provision for income taxes decreased $38,000, or 6.5%, to $548,000 for the six months ended June 30, 2018 compared to $586,000 for the same period in the prior year. This related to an decrease in the Corporation’s effective tax rate to 16.5% for the six months ended June 30, 2018 compared to 22.7% for the same period in 2017, partially offset by an increase in net income before income taxes. The decrease in the Corporation's effective tax rate was due to the enactment of the Tax Cuts and Job Act in December 2017 and the reduction of the corporate income tax rate from a maximum of 35% to a flat 21%.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2018, the Corporation used its sources of funds primarily to fund loan advances and repay long-term borrowed funds. As of June 30, 2018, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $102.6 million, and standby letters of credit totaling $199,000, net of collateral maintained by the Bank.

At June 30, 2018, time deposits amounted to $169.9 million, or 24.7% of the Corporation’s total consolidated deposits, including approximately $46.5 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2018, the Corporation had borrowed funds of $20.1 million consisting of $15.0 million of long-term FHLB advances, a $3.0 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At June 30, 2018, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $186.7 million.

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

At June 30, 2018, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2018, the Corporation’s interest-earning assets maturing or repricing within one year totaled $202.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $160.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $41.8 million. At June 30, 2018, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 126.1%.

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

As of June 30, 2018, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 10, 2018	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer