Form 10-Q
period 2018-09-30
EMCLAIRE FINANCIAL CORP
filed 2018-11-09
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock was 2,690,312 at November 8, 2018.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp

Consolidated Balance Sheets (Unaudited)

As of September 30, 2018 and December 31, 2017

(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$2,776	$3,072
Interest earning deposits with banks	19,904	11,302
Cash and cash equivalents	22,680	14,374
Securities-available for sale	97,509	99,350
Securities-equity investments	473	1,817
Loans held for sale	120	504
Loans receivable, net of allowance for loan losses of $6,360 and $6,127	592,125	577,234
Federal bank stocks, at cost	4,466	4,662
Bank-owned life insurance	11,974	11,724
Accrued interest receivable	2,302	2,217
Premises and equipment, net	17,722	18,010
Goodwill	10,288	10,288
Core deposit intangible, net	278	481
Prepaid expenses and other assets	12,867	9,423
Total Assets	$772,804	$750,084
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$133,311	$126,263
Interest bearing	549,050	528,380
Total deposits	682,361	654,643
Short-term borrowed funds	2,050	2,500
Long-term borrowed funds	17,750	23,500
Accrued interest payable	460	413
Accrued expenses and other liabilities	10,573	9,937
Total Liabilities	713,194	690,993
Commitments and Contingent Liabilities	-	-
Stockholders' Equity:
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,373,156 and 2,373,156 shares issued; 2,271,139 and 2,271,139 shares outstanding, respectively	2,966	2,966
Additional paid-in capital	31,218	31,031
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	34,940	32,726
Accumulated other comprehensive loss	(7,400)	(5,518)
Total Stockholders' Equity	59,610	59,091
Total Liabilities and Stockholders' Equity	$772,804	$750,084

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Net Income (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans receivable, including fees	$6,688	$5,966	$19,703	$17,333
Securities:
Taxable	464	421	1,312	1,208
Exempt from federal income tax	137	134	430	418
Federal bank stocks	65	64	221	179
Interest earning deposits with banks	112	98	228	151
Total interest and dividend income	7,466	6,683	21,894	19,289
Interest expense:
Deposits	1,183	824	3,277	2,276
Borrowed funds	142	322	440	954
Total interest expense	1,325	1,146	3,717	3,230
Net interest income	6,141	5,537	18,177	16,059
Provision for loan losses	300	270	980	633
Net interest income after provision for loan losses	5,841	5,267	17,197	15,426
Noninterest income:
Fees and service charges	528	448	1,428	1,290
Net gain (loss) on sales of securities	(4)	-	(34)	350
Net gain on sales of loans	35	46	60	176
Other than temporary impairment losses	-	-	-	(508)
Earnings on bank-owned life insurance	105	103	311	305
Gain on bargain purchase	-	1,307	-	1,307
Other	398	370	1,244	1,076
Total noninterest income	1,062	2,274	3,009	3,996
Noninterest expense:
Compensation and employee benefits	2,519	2,288	7,493	6,957
Premises and equipment	736	718	2,264	2,203
Intangible asset amortization	67	58	203	177
Professional fees	243	157	712	575
Federal deposit insurance	103	115	391	325
Acquisition costs	677	963	1,036	1,069
Other	1,210	1,143	3,437	3,434
Total noninterest expense	5,555	5,442	15,536	14,740
Income before provision for income taxes	1,348	2,099	4,670	4,682
Provision for income taxes	187	392	735	978
Net income	1,161	1,707	3,935	3,704
Preferred stock dividends	-	-	-	-
Net income available to common stockholders	$1,161	$1,707	$3,935	$3,704
Basic earnings per common share	$0.51	$0.77	$1.73	$1.70
Diluted earnings per common share	0.51	0.77	1.72	1.69
Average common shares outstanding - basic	2,271,139	2,204,949	2,271,139	2,174,210
Average common shares outstanding - diluted	2,291,286	2,220,420	2,288,723	2,190,647

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

(Dollar amounts in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,161	$1,707	$3,935	$3,704
Other comprehensive income (loss)
Unrealized gains/(losses) on securities:
Unrealized holding gain/(loss) arising during the period	(566)	232	(2,180)	638
Reclassification adjustment for (gains) losses included in net income	4	-	34	(350)
Reclassification adjustment for other than temporary impairment losses included in net income	-	-	-	508
Net period change	(562)	232	(2,146)	796
Tax effect	118	(79)	451	(271)
Net of tax	(444)	153	(1,695)	525
Comprehensive income	$717	$1,860	$2,240	$4,229

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

(Dollar amounts in thousands)

	For the nine months ended
	September 30,
	2018	2017

Cash flows from operating activities
Net income	$3,935	$3,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862	864
Provision for loan losses	980	633
Amortization of premiums, net	309	367
Amortization of intangible assets and mortgage servicing rights	244	213
Securities impairment loss recognized in earnings	-	508
Realized losses (gains) on sales of securities, net	34	(350)
Net gains on sales of loans	(60)	(176)
Net losses on foreclosed real estate	40	(10)
Gain on sale of premises and equipment	(25)	-
Loans originated for sale	(4,241)	(4,266)
Proceeds from the sale of loans originated for sale	4,685	4,418
Write-down of foreclosed real estate	11	-
Stock compensation expense	187	164
Increase in bank-owned life insurance, net	(250)	(249)
Increase in accrued interest receivable	(85)	(310)
(Increase) decrease in prepaid expenses and other assets	(2,959)	1,265
Increase (decrease) in accrued interest payable	47	154
Decrease in accrued expenses and other liabilities	636	1,095
Gain on bargain purchase	-	(1,307)
Net cash provided by operating activities	4,350	6,717
Cash flows from investing activities
Loan originations and principal collections, net	(16,679)	(43,771)
Purchase of residential mortgage loans	-	-
Proceeds from sales of loans held for sale previously classified as portfolio loans	-	1,817
Settlement of syndicated national credits	-	-
Securities:
Sales	12,683	18,195
Maturities, repayments and calls	6,822	7,818
Purchases	(18,645)	(25,163)
Net cash paid for acquisition	-	2,517
Redemption of federal bank stocks	196	(34)
Proceeds from the sale of bank premises and equipment	155	-
Proceeds from the sale of foreclosed real estate	388	144
Purchases of premises and equipment	(574)	(279)
Net cash used in investing activities	(15,654)	(38,756)
Cash flows from financing activities
Net increase in deposits	27,718	57,864
Repayments on long-term debt	(5,750)	(750)
Proceeds from other long-term debt	-	5,000
Net change in short-term borrowings	(450)	(7,000)
Proceeds from exercise of stock options	-	1,376
Dividends paid	(1,908)	(1,763)
Net cash provided by financing activities	19,610	54,727
Increase in cash and cash equivalents	8,306	22,688
Cash and cash equivalents at beginning of period	14,374	17,568
Cash and cash equivalents at end of period	$22,680	$40,256
Supplemental information:
Interest paid	$3,670	$3,070
Income taxes paid	560	875
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	526	272
Transfers from portfolio loans to loans held for sale	-	1,725

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2017	$2,818	$27,900	$(2,114)	$29,960	$(4,491)	$54,073
Net income	-	-	-	3,704	-	3,704
Other comprehensive income	-	-	-	-	525	525
Stock compensation expense	-	164	-	-	-	164
Exercise of stock options (53,586 shares)	67	1,309	-	-	-	1,376
Issuance of common stock (58,445 shares)	73	1,601	-	-	-	1,674
Cash dividends declared on common stock ($0.81 per share)	-	-	-	(1,763)	-	(1,763)
Balance at September 30, 2017	$2,958	$30,974	$(2,114)	$31,901	$(3,966)	$59,753

Balance at January 1, 2018, as previously presented	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	-	-	-	187	(187)	-
Balance at January 1, 2018, as adjusted	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	-	-	-	3,935	-	3,935
Other comprehensive loss	-	-	-	-	(1,695)	(1,695)
Stock compensation expense	-	187	-	-	-	187
Cash dividends declared on common stock ($0.84 per share)	-	-	-	(1,908)	-	(1,908)
Balance at September 30, 2018	$2,966	$31,218	$(2,114)	$34,940	$(7,400)	$59,610

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

On October 1, 2018, the Corporation completed its acquisition of Community First Bancorp, Inc. (Community First), and its banking subsidiary Community First Bank, a Pennsylvania bank headquartered in Reynoldsville, Pennsylvania.

Under the terms of the merger agreement, Community First merged into the Corporation and shareholders of Community First received 1.2008 shares of the Corporation's common stock and $6.95 in cash for each share of common stock of Community First or approximately $15.6 million in common stock and $2.4 million in cash in the aggregate. In addition, Community First Bank merged into the Bank.

The transaction added total consolidated assets, loans and deposits of approximately $121.0 million, $111.6 million and $106.5 million, respectively.  Acquisition costs for the three and nine month periods were $677,000 and $1.0 million, respectively.  It is anticipated that the Corporation will recognize approximately $2.6 million of additional merger costs during the fourth quarter. The initial accounting for the acquisition is incomplete as the fair value adjustments to the acquired assets and assumed liabilities are not finalized.

3.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock and shares issued under stock options.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings per common share - basic
Net income	$1,161	$1,707	$3,935	$3,704
Less: Preferred stock dividends	-	-	-	-
Net income available to common stockholders	$1,161	$1,707	$3,935	$3,704
Average common shares outstanding	2,271,139	2,204,949	2,271,139	2,174,210
Basic earnings per common share	$0.51	$0.77	$1.73	$1.70
Earnings per common share - diluted
Net income available to common stockholders	$1,161	$1,707	$3,935	$3,704
Average common shares outstanding	2,271,139	2,204,949	2,271,139	2,174,210
Add: Dilutive effects of assumed issuance of restricted stock and exercise of stock options	20,147	15,471	17,584	16,437
Average shares and dilutive potential common shares	2,291,286	2,220,420	2,288,723	2,190,647
Diluted earnings per common share	$0.51	$0.77	$1.72	$1.69
Stock options not considered in computing earnings per share because they were antidilutive	-	-	-	-

4.	Securities

Equity Securities

The Corporation held equity securities with fair values of $473,000 and $1.8 million at September 30, 2018 and December 31, 2017, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and nine months ended September 30, 2018, the Corporation recognized a loss of $1,000 and a gain of $62,000, respectively, on the equity securities held at September 30, 2018. During the three months ended September 30, 2018, the Corporation did not sell any equity securities.  During the nine months ended September 30, 2018, the Corporation sold  $1.2 million of equity securities with a realized net loss of $25,000.

Debt Securities - Available for Sale

The following table summarizes the Corporation’s debt securities as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
September 30, 2018:
U.S. Treasury and federal agency	$4,534	$-	$(139)	$4,395
U.S. government sponsored entities and agencies	17,058	-	(508)	16,550
U.S. agency mortgage-backed securities: residential	28,526	-	(862)	27,664
U.S. agency collateralized mortgage obligations: residential	20,171	36	(1,002)	19,205
State and political subdivisions	22,943	3	(686)	22,260
Corporate debt securities	7,520	1	(86)	7,435
Total Securities available-for-sale	$100,752	$40	$(3,283)	$97,509

December 31, 2017:
U.S. Treasury and federal agency	$4,541	$-	$(69)	$4,472
U.S. government sponsored entities and agencies	14,136	2	(212)	13,926
U.S. agency mortgage-backed securities: residential	20,904	7	(153)	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	25	(708)	21,924
State and political subdivisions	29,249	87	(96)	29,240
Corporate debt securities	9,009	38	(17)	9,030
Total Securities available-for-sale	$100,446	$159	$(1,255)	$99,350

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2018. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,924	$1,912
Due after one year through five years	30,077	29,308
Due after five through ten years	15,305	14,803
Due after ten years	4,749	4,617
Mortgage-backed securities: residential	28,526	27,664
Collateralized mortgage obligations: residential	20,171	19,205
Total	$100,752	$97,509

4.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

September 30, 2018:
U.S. Treasury and federal agency	$-	$-	$4,395	$(139)	$4,395	$(139)
U.S. government sponsored entities and agencies	7,796	(134)	8,754	(374)	16,550	(508)
U.S. agency mortgage-backed securities: residential	21,938	(600)	5,726	(262)	27,664	(862)
U.S. agency collateralized mortgage obligations: residential	1,500	(5)	15,870	(997)	17,370	(1,002)
State and political subdivisions	17,386	(514)	4,325	(172)	21,711	(686)
Corporate debt securities	2,936	(68)	484	(18)	3,420	(86)
Total	$51,556	$(1,321)	$39,554	$(1,962)	$91,110	$(3,283)
December 31, 2017:
U.S. Treasury and federal agency	$-	$-	$4,472	$(69)	$4,472	$(69)
U.S. government sponsored entities and agencies	3,447	(42)	8,975	(170)	12,422	(212)
U.S. agency mortgage-backed securities: residential	9,659	(48)	6,581	(105)	16,240	(153)
U.S. agency collateralized mortgage obligations: residential	954	(16)	19,147	(692)	20,101	(708)
State and political subdivisions	10,510	(60)	3,487	(36)	13,997	(96)
Corporate debt securities	2,992	(16)	999	(1)	3,991	(17)
Total	$27,562	$(182)	$43,661	$(1,073)	$71,223	$(1,255)

Gains/losses on sales of securities for the three and nine months ended September 30 were as follows:

(Dollar amounts in thousands)	For the three months		For the nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
Proceeds	$5,888	$-	$12,683	$18,195
(Losses) Gains	(4)	-	(34)	350
Tax provision related to gains	(1)	-	(7)	119

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

There were 133 debt securities in an unrealized loss position as of September 30, 2018, of which 56 were in an unrealized loss position for more than 12 months. Of these 56 securities, 24 were government-backed collateralized mortgage obligations, 12 were state and political subdivision securities, eight were U.S. government sponsored entity and agency securities, six were mortgage-backed securities, five were U.S. Treasury securities and one was a corporate security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of September 30, 2018 to be other-than-temporarily impaired.

5.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30,	December 31,
	2018	2017

Mortgage loans on real estate:
Residential first mortgages	$237,106	$221,823
Home equity loans and lines of credit	99,668	99,940
Commercial real estate	200,169	193,068
Total	536,943	514,831
Other loans:
Commercial business	52,594	58,941
Consumer	8,948	9,589
Total	61,542	68,530
Total loans, gross	598,485	583,361
Less allowance for loan losses	6,360	6,127
Total loans, net	$592,125	$577,234

Included in total loans above are net deferred costs of $1.9 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018, there was no allowance for loan losses allocated to loans acquired in the April 2016 acquisition of United American Savings Bank or the September 2017 acquisition of Northern Hancock Bank and Trust Co.

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)
		Home Equity
	Residential	& Lines	Commercial	Commercial
	Mortgages	of Credit	Real Estate	Business	Consumer	Total
Three months ended September 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,033	$650	$2,882	$499	$54	$6,118
Charge-offs	-	(26)	(6)	-	(44)	(76)
Recoveries	-	1	13	-	4	18
Provision	128	34	81	11	46	300
Ending Balance	$2,161	$659	$2,970	$510	$60	$6,360

Nine months ended September 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(61)	(109)	(424)	-	(213)	(807)
Recoveries	3	12	32	1	12	60
Provision	129	110	609	(76)	208	980
Ending Balance	$2,161	$659	$2,970	$510	$60	$6,360

At September 30, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$-	$-	$-	$-	$7
Acquired loans	-	-	-	-	-	-
Collectively evaluated for impairment	2,154	659	2,970	510	60	6,353
Total	$2,161	$659	$2,970	$510	$60	$6,360
Total loans:
Individually evaluated for impairment	$401	$6	$2,512	$39	$-	$2,958
Acquired loans	17,767	9,817	22,784	1,778	1,080	53,226
Collectively evaluated for impairment	218,938	89,845	174,873	50,777	7,868	542,301
Total	$237,106	$99,668	$200,169	$52,594	$8,948	$598,485

At December 31, 2017:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$-	$-	$-	$-	$7
Acquired loans	-	-	-	-	-	-
Collectively evaluated for impairment	2,083	646	2,753	585	53	6,120
Total	$2,090	$646	$2,753	$585	$53	$6,127
Total loans:
Individually evaluated for impairment	$425	$8	$914	$569	$-	$1,916
Acquired loans	20,300	10,873	27,404	1,451	2,893	62,921
Collectively evaluated for impairment	201,098	89,059	164,750	56,921	6,696	518,524
Total	$221,823	$99,940	$193,068	$58,941	$9,589	$583,361

Three months ended September 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,994	$639	$2,460	$621	$53	$5,767
Charge-offs	(2)	(33)	(36)	(4)	(26)	(101)
Recoveries	-	1	2	-	1	4
Provision	46	20	200	(21)	25	270
Ending Balance	$2,038	$627	$2,626	$596	$53	$5,940

Nine months ended September 30, 2017:
Allowance for loan losses:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(38)	(44)	(126)	(14)	(53)	(275)
Recoveries	-	21	6	-	10	37
Provision	230	17	432	(90)	44	633
Ending Balance	$2,038	$627	$2,626	$596	$53	$5,940

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of September 30, 2018			ended September 30, 2018
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$74	$74	$7	$74	$1	$1
Home equity and lines of credit	6	6	-	7	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$80	$80	$7	$81	$1	$1

	For the nine months
	ended September 30, 2018
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$75	$2	$2
Home equity and lines of credit	7	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-
Consumer	-	-	-
Total	$82	$2	$2

	Impaired Loans with No Specific Allowance
			For the three months
	As of September 30, 2018		ended September 30, 2018
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$438	$327	$330	$2	$2
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	2,512	2,512	1,278	83	2
Commercial business	39	39	39	1	1
Consumer	-	-	-	-	-
Total	$2,989	$2,878	$1,647	$86	$5

	For the nine months
	ended September 30, 2018
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$338	$3	$3
Home equity and lines of credit	-	-	-
Commercial real estate	952	125	42
Commercial business	300	74	74
Consumer	-	-	-
Total	$1,590	$202	$119

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2017:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the year ended
	As of December 31, 2017			December 31, 2017
						Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$75	$75	$7	$88	$3	$3
Home equity and lines of credit	8	8	-	2	-	-
Commercial real estate	-	-	-	111	-	-
Commercial business	-	-	-	118	-	-
Consumer	-	-	-	-	-	-
Total	$83	$83	$7	$319	$3	$3

	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2017		December 31, 2017
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$461	$350	$289	$8	$8
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,089	914	855	3	3
Commercial business	569	569	498	3	3
Consumer	-	-	-	-	-
Total	$2,119	$1,833	$1,642	$14	$14

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the three months
	As of September 30, 2017			ended September 30, 2017
Cash Basis
	Unpaid			Average	Interest Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period
Residential first mortgages	$76	$76	$8	$76	$-	$-
Home equity and lines of credit	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$76	$76	$8	$76	$-	$-

	For the nine months
	ended September 30, 2017
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$91	$2	$2
Home equity and lines of credit	-	-	-
Commercial real estate	139	-	-
Commercial business	147	-	-
Consumer	-	-	-
Total	$377	$2	$2

	Impaired Loans with No Specific Allowance
			For the three months
	As of September 30, 2017		ended September 30, 2017
					Cash Basis
	Unpaid		Average	Interest Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period
Residential first mortgages	$469	$357	$362	$1	$1
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,113	939	957	1	1
Commercial business	585	585	592	1	1
Consumer	-	-	-	-	-
Total	$2,167	$1,881	$1,911	$3	$3

	For the nine months
	ended September 30, 2017
			Cash Basis
	Average	Interest Income	Interest
	Recorded	Recognized	Recognized
	Investment	in Period	in Period
Residential first mortgages	$274	$5	$5
Home equity and lines of credit	-	-	-
Commercial real estate	840	2	2
Commercial business	481	2	2
Consumer	-	-	-
Total	$1,595	$9	$9

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2018 and December 31, 2017, the Corporation had $407,000 and $433,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $7,000 and $7,000 of specific allowance for these loans at September 30, 2018 and December 31, 2017, respectively.

During the three and nine month periods ended September 30, 2018 , the Corporation did not modify any loans as TDRs.  During the three month period ended September 30, 2017, the Corporation did not modify any loans as TDRs.  During the nine month period ended September 30, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At September 30, 2017, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine month periods ended September 30, 2018 and 2017, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
September 30, 2018:
Residential first mortgages	$235,817	$-	$-	$1,289	$-	$237,106
Home equity and lines of credit	98,647	-	-	1,021	-	99,668
Commercial real estate	-	189,273	3,785	7,111	-	200,169
Commercial business	-	51,381	150	1,063	-	52,594
Consumer	8,851	-	-	97	-	8,948
Total	$343,315	$240,654	$3,935	$10,581	$-	$598,485

December 31, 2017:
Residential first mortgages	$220,730	$-	$-	$1,093	$-	$221,823
Home equity and lines of credit	98,946	-	-	994	-	99,940
Commercial real estate	-	182,460	2,744	7,864	-	193,068
Commercial business	-	56,960	477	1,504	-	58,941
Consumer	9,443	-	-	146	-	9,589
Total	$329,119	$239,420	$3,221	$11,601	$-	$583,361

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)

	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
September 30, 2018:
Residential first mortgages	$233,448	$2,019	$427	$129	$1,083	$237,106
Home equity and lines of credit	97,716	906	146	379	521	99,668
Commercial real estate	196,184	737	8	-	3,240	200,169
Commercial business	52,233	322	-	-	39	52,594
Consumer	8,704	97	50	27	70	8,948
Total loans	$588,285	$4,081	$631	$535	$4,953	$598,485

December 31, 2017:
Residential first mortgages	$218,515	$1,936	$357	$159	$856	$221,823
Home equity and lines of credit	98,112	598	370	334	526	99,940
Commercial real estate	190,451	1,026	430	197	964	193,068
Commercial business	58,058	74	225	-	584	58,941
Consumer	9,162	273	81	-	73	9,589
Total loans	$574,298	$3,907	$1,463	$690	$3,003	$583,361

5.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

September 30, 2018:
Residential first mortgages	$346	$-	$74	$663	$1,083
Home equity and lines of credit	7	-	-	514	521
Commercial real estate	2,665	-	268	307	3,240
Commercial business	39	-	-	-	39
Consumer	-	-	-	70	70
Total loans	$3,057	$-	$342	$1,554	$4,953

December 31, 2017:
Residential first mortgages	$366	$-	$75	$415	$856
Home equity and lines of credit	8	-	-	518	526
Commercial real estate	341	-	-	623	964
Commercial business	569	-	-	15	584
Consumer	-	-	-	73	73
Total loans	$1,284	$-	$75	$1,644	$3,003

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,288	$-	$10,288	$-
Core deposit intangibles	4,426	4,148	4,426	3,945
Total	$14,714	$4,148	$14,714	$3,945

Goodwill resulted from four acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2017 or in the first nine months of 2018.

The core deposit intangible asset, resulting from three acquisitions, is amortized using the double declining balance method over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine month periods ending September 30, 2018 the Corporation recorded intangible amortization expense totaling $67,000 and $203,000, respectively, compared to $58,000 and $177,000, respectively for the same periods in 2017.

7.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2018, 52,533 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

At September 30, 2018 there are no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2018, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2018	33,400	$27.70
Granted	-	-
Vested	-	-
Forfeited	(2,500)	27.17
Nonvested as of September 30, 2018	30,900	$27.74

For the three and nine month periods ended September 30, 2018, the Corporation recognized stock compensation expense of $37,000 and $187,000, respectively, compared to $55,000 and $164,000, respectively, for the same period in 2017. As of September 30, 2018, there was $411,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

8.	Fair Value (continued)

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

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2018 and December 31, 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was no additional provision for loan losses recorded for impaired loans during the three and nine month periods ended September 30, 2018 and 2017.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2018 and December 31, 2017, the Corporation did not have any OREO measured at fair value.

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

8.	Fair Value (continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Market	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2018:
Securities available for sale
U.S. Treasury and federal agency	$4,395	$4,395	$-	$-
U.S. government sponsored entities and agencies	16,550	-	16,550	-
U.S. agency mortgage-backed securities: residential	27,664	-	27,664	-
U.S. agency collateralized mortgage obligations: residential	19,205	-	19,205	-
State and political subdivision	22,260	-	22,260	-
Corporate debt securities	7,435	-	3,935	3,500
Total	$97,509	$4,395	$89,614	$3,500

Equity securities	$473	$473	$-	$-

December 31, 2017:
Securities available for sale
U.S. Treasury and federal agency	$4,472	$4,472	$-	$-
U.S. government sponsored entities and agencies	13,926	-	13,926	-
U.S. agency mortgage-backed securities: residential	20,758	-	20,758	-
U.S. agency collateralized mortgage obligations: residential	21,924	-	21,924	-
State and political subdivisions	29,240	-	29,240	-
Corporate debt securities	9,030	-	1,032	7,998
Total	$99,350	$4,472	$86,880	$7,998

Equity securities	$1,817	$1,683	$-	$134

8.	Fair Value (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the nine month period ended September 30, 2018 the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2. Also during the nine month period, $25,000 in Level 3 equity securities were sold from the portfolio. For the same period in 2017, the Corporation had no transfers between levels. The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2018 and 2017:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$3,500	$135	$8,132	$136
Total gains or losses (realized/unrealized):	-	-	-	-
Included in earnings	-	-	1	-
Included in other comprehensive income	-	(1)	-	(2)
Acquired	-	-	-	-
Sold out of Level 3	-	-	(25)	-
Transfers in and/or out of Level 3	-	-	(4,608)	-
Balance at the end of the period	$3,500	$134	$3,500	$134

The Corporation had no OREO assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

The Corporation had an impaired residential mortgage loan totaling $62,000 and an impaired home equity loan totaling $6,000 at September 30, 2018 which were classified as TDRs and measured using a discounted cash flow methodology. At December 31, 2017 these loans were valued at $68,000 and $8,000, respectively.

8.	Fair Value (continued)

The following table sets forth the carrying amount and estimated fair values of the Corporation’s financial instruments included in the consolidated balance sheet as of September 30, 2018 and December 31, 2017:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2018:
Financial Assets:
Cash and cash equivalents	$22,680	$22,680	$22,680	$-	$-
Securities-available for sale	97,509	97,509	4,395	89,614	3,500
Securities-equities	473	473	473	-	-
Loans held for sale	120	120	-	120	-
Loans, net	592,125	583,741	-	-	583,741
Federal bank stock	4,466	N/A	N/A	N/A	N/A
Accrued interest receivable	2,302	2,302	88	353	1,861
Total	$719,675	$706,825	$27,636	$90,087	$589,102
Financial Liabilities:
Deposits	682,361	685,333	513,011	172,322	-
Borrowed funds	19,800	19,414	-	19,414	-
Accrued interest payable	460	460	38	422	-
Total	$702,621	$705,207	$513,049	$192,158	$-

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017:
Financial Assets:
Cash and cash equivalents	$14,374	$14,374	$14,374	$-	$-
Securities-available for sale	99,350	99,350	4,472	86,880	7,998
Securities-equities	1,817	1,817	1,683	-	134
Loans held for sale	504	504	-	504	-
Loans, net	577,234	577,616	-	-	577,616
Federal bank stock	4,662	N/A	N/A	N/A	N/A
Accrued interest receivable	2,217	2,217	59	338	1,820
Total	$700,158	$695,878	$20,588	$87,722	$587,568
Financial Liabilities:
Deposits	654,643	657,414	483,956	173,458	-
Borrowed funds	26,000	25,499	-	25,499	-
Accrued interest payable	413	413	23	390	-
Total	$681,056	$683,326	$483,979	$199,347	$-

9.	Regulatory Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875% and was 1.25% for 2017 and 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2018, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	September 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$66,711	13.22%	$64,221	12.96%
For capital adequacy purposes	40,381	8.00%	39,630	8.00%
To be well capitalized	50,476	10.00%	49,537	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$60,401	11.97%	$58,088	11.73%
For capital adequacy purposes	30,286	6.00%	29,722	6.00%
To be well capitalized	40,381	8.00%	39,630	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$60,401	11.97%	$58,088	11.73%
For capital adequacy purposes	22,714	4.50%	22,292	4.50%
To be well capitalized	32,809	6.50%	32,199	6.50%
Tier 1 capital to average assets:
Actual	$60,401	7.90%	$58,088	7.71%
For capital adequacy purposes	30,574	4.00%	30,117	4.00%
To be well capitalized	38,218	5.00%	37,647	5.00%

10.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2018	$(2,117)	$(4,839)	$(6,956)
Other comprehensive income before reclassification	(447)	-	(447)
Amounts reclassified from accumulated other comprehensive income (loss)	3	-	3
Net current period other comprehensive income	(444)	-	(444)
Accumulated Other Comprehensive Income (Loss) at September 30, 2018	$(2,561)	$(4,839)	$(7,400)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Income Components	ended September 30, 2018	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(4)	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	-	Other than temporary impairment losses
	1	Provision for income taxes
Total reclassifications for the period	$(3)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$(307)	$(3,812)	$(4,119)
Other comprehensive income before reclassification	153	-	153
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income	153	-	153
Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$(154)	$(3,812)	$(3,966)

10.	Accumulated Other Comprehensive Income (Loss)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the three months	Statement Where Net
Comprehensive Loss Components	ended September 30, 2017	Income is Presented
Unrealized gains and losses on available-for-sale securities	$-	Net gain on sale of available-for-sale securities
	$-	Other than temporary impairment losses
	-	Provision for income taxes
Total reclassifications for the period	$-	Net of tax

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2018 and 2017 and summarized the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018	$(679)	$(4,839)	$(5,518)
Other comprehensive income before reclassification	(1,722)	-	(1,722)
Amounts reclassified from accumulated other comprehensive income (loss)	27	-	27
Net current period other comprehensive income	(1,695)	-	(1,695)
Cumulative effect of adoption of ASU 2016-01	(187)	-	(187)
Accumulated Other Comprehensive Income (Loss) at September 30, 2018	$(2,561)	$(4,839)	$(7,400)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated
Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2018	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(34)	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	-	Other than temporary impairment losses
	7	Provision for income taxes
Total reclassifications for the period	$(27)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)
Other comprehensive income before reclassification	421	-	421
Amounts reclassified from accumulated other comprehensive income (loss)	104	-	104
Net current period other comprehensive income	525	-	525
Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$(154)	$(3,812)	$(3,966)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated
	Other Comprehensive
	Income	Affected Line Item in the
Details about Accumulated Other	For the nine months	Statement Where Net
Comprehensive Income Components	ended September 30, 2017	Income is Presented
Unrealized gains and losses on available-for-sale securities	$350	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	(508)	Other than temporary impairment losses
	54	Provision for income taxes
Total reclassifications for the period	$(104)	Net of tax

11.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and nine months ended September 30, 2018 and 2017:

(Dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Non Interest Income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$38	$40	$114	$118
Overdraft fees	417	341	1,100	965
Other fees	73	66	214	207
Electronic banking fees	327	292	971	855
Noninterest income (in-scope of Topic 606)	855	739	2,399	2,145
Noninterest income (out-of-scope of Topic 606)	207	1,535	610	1,851
Total noninterest income	$1,062	$2,274	$3,009	$3,996

(1)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

12.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Corporation has analyzed data on leased assets and purchased software to manage lease accounting. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on the consolidated statement of income.

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

In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement".  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement will be removed.  Additional disclosures will be required relating to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption is permitted.  The Corporation is currently evaluating the potential impact of ASU 2018-13 on its financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans".  ASU 2018-14 removes disclosures pertaining to (a) the amounts of AOCI expected to be recognized as pension costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effect of one-percentage-point change in the assumed health care trends on (i) service and interest costs and (ii) post-retirement health care benefit obligation.  A disclosure will be added requiring an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments in this update are effective retrospectively for annual periods and interim periods within those annual periods beginning after December 15, 2020.  Early adoption is permitted.  The Corporation is currently evaluating the potential impact of ASU 2018-14 on its financial statements and disclosures.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The Corporation has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits and electronic banking fees within the scope of this ASU. Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers. The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements.  See Note 11 for further detail related to the adoption of this standard.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and nine months ended September 30, 2018, compared to the same periods in 2017 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $22.7 million to $772.8 million at September 30, 2018 from $750.1 million at December 31, 2017. Asset growth was driven by increases in cash and equivalents and net loans receivable of $8.3 million and $14.9 million, respectively. Total liabilities increased $22.2 million to $713.2 million at September 30, 2018 from $691.0 million at December 31, 2017, resulting primarily from a $27.7 million, or 4.2%, increase in customer deposits, partially offset by a $6.2 million decrease in borrowed funds. Deposit growth consisted of a $20.7 million, or 3.9%, increase in interest bearing deposits and a $7.0 million, or 5.6%, increase in non-interest bearing deposits.

Stockholders’ equity increased $519,000 to $59.6 million at September 30, 2018 from $59.1 million at December 31, 2017 primarily due to a $2.2 million increase in retained earnings as a result of $3.9 million of net income, partially offset by $1.9 million of common dividends paid, and a $1.9 million decrease in accumulated other comprehensive income. The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 7.7% of total assets.  Tangible book value per common share was $21.59 at September 30, 2018, compared to $21.28 at December 31, 2017.

At September 30, 2018, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.90%, 11.97%, 11.97% and 13.22%, respectively. The Bank was also considered “well-capitalized” at December 31, 2017 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.71%, 11.73%, 11.73% and 12.96%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2018 and 2017

General. Net income decreased $546,000, or 32.0%, to $1.2 million, or $0.51 per common share, for the three months ended September 30, 2018 from $1.7 million, or $0.77 per common share, for the same period in 2017. This decrease was the result of a $1.2 million decrease in noninterest income and increases in noninterest expense and the provision for loan losses of $113,000 and $30,000, respectively, partially offset by a $604,000 increase in net interest income and a decrease of $205,000 in the provision for income taxes.

Net interest income. Tax equivalent net interest income increased $519,000, or 9.2%, to $6.2 million for the three months ended September 30, 2018 from $5.7 million for the three months ended September 30, 2017. This increase was attributed to an increase in tax equivalent interest income of $697,000, partially offset by an increase in interest expense of $179,000.

Interest income. Tax equivalent interest income increased $697,000, or 10.2%, to $7.5 million for the three months ended September 30, 2018 from $6.8 million for the same period in 2017. This increase was attributed to increases in interest earned on loans, securities and interest-earning deposits with banks of $664,000, $18,000 and $14,000, respectively.

Tax equivalent interest earned on loans receivable increased $664,000, or 11.0%, to $6.7 million for the three months ended September 30, 2018 compared to $6.1 million for the same period in 2017. This increase resulted from a $37.5 million, or 6.7%, increase in average loans, accounting for an increase of $418,000 in interest income. The increase in loans receivable was related to the acquisition of Northern Hancock Bank and Trust Co. (Northern Hancock) in September 2017 and strong loan growth achieved in late 2017 and the first nine months of 2018. Adding to this favorable volume variance, the average yield on loans increased 17 basis points to 4.48% for the three months ended September 30, 2018, versus 4.31% for the same period in 2017. This favorable yield variance accounted for a $246,000 increase in interest income.

Tax equivalent interest earned on securities increased $18,000, or 3.0%, to $622,000 for the three months ended September 30, 2018 compared to $604,000 for the three months ended September 30, 2017. This increase resulted from a 12 basis point increase in the average yield on securities to 2.48% for the three months ended September 30, 2018 versus 2.36% for the same period in 2017. This favorable yield variance accounted for a $30,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $2.0 million, accounting for a $12,000 decrease in interest income.

Interest earned on deposits with banks increased $14,000, or 14.3%, to $112,000 for the three months ended September 30, 2018 compared to $98,000 for the three months ended September 30, 2017. This increase resulted from a 57 basis point increase in the average yield on these accounts to 1.73% for the three months ended September 30, 2018, versus 1.16% for the same period in 2017, accounting for a $41,000 increase in interest income. Partially offsetting this favorable variance, the average balance of interest-earning deposits decreased $7.8 million, or 23.4%, accounting for a decrease of $27,000 in interest income.

Interest expense. Interest expense increased $179,000, or 15.6%, to $1.3 million for the three months ended September 30, 2018 from $1.1 million for the same period in 2017. This increase in interest expense can be attributed to a $359,000 increase in interest incurred on deposits, partially offset by a decrease of $180,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $359,000, or 43.6%, to $1.2 million for the three months ended September 30, 2018 compared to $824,000 for the same period in 2017. The average cost of interest-bearing deposits increased 22 basis points to 0.86% for the three months ended September 30, 2018, versus 0.64% for the same period in 2017, accounting for a $288,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $40.8 million, or 8.0%, to $548.5 million for the three months ended September 30, 2018, compared to $507.6 million for the same period in 2017 causing a $71,000 increase in interest expense. This increase was primarily due to the acquisition of Northern Hancock in September 2017 and strong deposit growth during late 2017 and the first nine months of 2018.

Interest expense incurred on borrowed funds decreased $180,000, or 55.9%, to $142,000 for the three months ended September 30, 2018, compared to $322,000 for the same period in the prior year. The average balance of borrowed funds decreased $21.5 million, or 52.0%, to $19.8 million for the three months ended September 30, 2018, compared to $41.3 million for the same period in 2017 causing a $143,000 decrease in interest expense. The reduction in the outstanding balance of borrowed funds resulted from the payoff of maturing FHLB long-term notes of $15.0 million in November 2017 and the early payoff of a $5.0 million FHLB long-term note in February 2018. In addition, the average cost of borrowed funds decreased 28 basis points to 2.82% for the three months ended September 30, 2018 compared to 3.10% for the same period in 2017 causing a $38,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2018			2017
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$574,904	$6,536	4.51%	$532,225	$5,763	4.30%
Loans, tax exempt	19,294	180	3.70%	24,495	289	4.69%
Total loans receivable	594,198	6,716	4.48%	556,720	6,052	4.31%
Securities, taxable	75,759	464	2.43%	75,367	421	2.22%
Securities, tax exempt	23,733	158	2.65%	26,100	183	2.78%
Total securities	99,492	622	2.48%	101,467	604	2.36%
Interest-earning deposits with banks	25,670	112	1.73%	33,512	98	1.16%
Federal bank stocks	4,453	65	5.79%	4,882	64	5.20%
Total interest-earning cash equivalents	30,123	177	2.33%	38,394	162	1.67%
Total interest-earning assets	723,813	7,515	4.12%	696,581	6,818	3.88%
Cash and due from banks	2,940			2,720
Other noninterest-earning assets	46,375			45,308
Total Assets	$773,128			$744,609
Interest-bearing liabilities:
Interest-bearing demand deposits	$379,544	$502	0.52%	$340,771	$314	0.37%
Time deposits	168,933	681	1.60%	166,872	510	1.21%
Total interest-bearing deposits	548,477	1,183	0.86%	507,643	824	0.64%
Borrowed funds, short-term	2,050	33	6.31%	2,500	28	4.50%
Borrowed funds, long-term	17,753	109	2.42%	38,766	294	3.01%
Total borrowed funds	19,803	142	2.84%	41,266	322	3.10%
Total interest-bearing liabilities	568,280	1,325	0.93%	548,909	1,146	0.83%
Noninterest-bearing demand deposits	134,183	-	-	128,254	-	-
Funding and cost of funds	702,463	1,325	0.75%	677,163	1,146	0.67%
Other noninterest-bearing liabilities	10,733			10,061
Total Liabilities	713,196			687,224
Stockholders' Equity	59,932			57,385
Total Liabilities and Stockholders' Equity	$773,128			$744,609
Net interest income		$6,190			$5,672

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.19%			3.05%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.39%			3.23%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$418	$246	$664
Securities	(12)	30	18
Interest-earning deposits with banks	(27)	41	14
Federal bank stocks	(6)	7	1
Total interest-earning assets	373	324	697

Interest expense:
Interest-bearing deposits	70	289	359
Borrowed funds, short-term	(6)	11	5
Borrowed funds, long-term	(136)	(49)	(185)
Total interest-bearing liabilities	(72)	251	179
Net interest income	$445	$73	$518

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2018 and 2017 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2018	2017
Balance at the beginning of the period	$6,118	$5,767
Provision for loan losses	300	270
Charge-offs	(76)	(101)
Recoveries	18	4
Balance at the end of the period	$6,360	$5,940

Nonperforming loans	$5,488	$3,731
Nonperforming assets	6,088	4,160
Nonperforming loans to total loans	0.92%	0.64%
Nonperforming assets to total assets	0.79%	0.54%
Allowance for loan losses to total loans	1.06%	1.02%
Allowance for loan losses to non-performing loans	115.89%	159.21%

Nonperforming loans increased $3.0 million to $5.5 million at September 30, 2018 from $2.5 million at June 30, 2018. This increase was primarily due to a $2.5 million commercial mortgage loan being placed on nonaccrual status based on the deteriorating financial condition of the borrower. Given the estimated value of the borrower's significant real estate holdings, most of which are pledged as collateral for the loan, the Corporation does not currently expect to incur any loss on this loan and the loan continues to pay per its contractual terms. Of the $5.5 million in nonperforming loans, $3.1 million were not 30 days or more past due at September 30, 2018.

As of September 30, 2018, the Corporation’s classified and criticized assets amounted to $14.5 million, or 1.9% of total assets, with $10.6 million classified as substandard and $3.9 million identified as special mention. This compares to classified and criticized assets of $14.3 million, or 1.9% of total assets, with $10.3 million classified as substandard and $4.1 million identified as special mention at June 30, 2018.

The provision for loan losses increased $30,000, or 11.1%, to $300,000 for the three months ended September 30, 2018 from $270,000 for the same period in 2017 due primarily to general growth in the loan portfolio experienced in the third quarter of 2018.

Noninterest income. Noninterest income decreased $1.2 million, or 53.3%, to $1.1 million for the three months ended September 30, 2018, compared to $2.3 million for the same period in 2017. During the quarter ended September 30, 2017, the Corporation recorded a $1.3 million bargain purchase gain related to the acquisition of NHBT. Partially offsetting this, fees and service charges increased $80,000 as overdraft charges for the three months ended September 30, 2018 outpaced the same period in the prior year and other income increased $28,000 due to increased interchange fee income.

Noninterest expense. Noninterest expense increased $113,000, or 2.1%, to $5.6 million for the three months ended September 30, 2018 compared to $5.4 million for the same period in 2017. This increase in noninterest expense can be attributed primarily to increases in compensation and benefits expense and professional fees of $231,000 and $86,000 respectively, partially offset by a $286,000 decrease in acquisition costs.

Compensation and employee benefits increased $231,000, or 10.1%, to $2.5 million for the three months ended September 30, 2018 compared to $2.3 million for the same period in 2017. This increase was primarily the result of increases in salaries, other compensation and benefits and insurance benefits of $179,000, $39,000 and $33,000, respectively. These increases are primarily related to costs associated with the operation of the new full-service banking office in Chester, West Virginia which was acquired from Northern Hancock, increased health insurance costs and normal salary and benefit increases.

Professional fees increased $86,000, or 54.8%, to $243,000 for the three months ended September 30, 2018 compared to $157,000 for the same period in 2017.  This increase was primarily the result of the addition of new consulting agreements added during the period as compared to 2017.

Acquisition costs decreased $286,000 for the three months ended September 30, 2018 compared to the same period in 2017. Costs related to the acquisition of Community First totaled $677,000 for the three months ended September 30, 2018, while costs related to the acquisition of Northern Hancock totaled $963,000 for the three months ended September 30, 2017.

Provision for income taxes. The provision for income taxes decreased $205,000, or 52.3%, to $187,000 for the three months ended September 30, 2018 compared to $392,000 for the same period in the prior year. This related to a decrease in net income before taxes and a decrease in the Corporation’s effective tax rate to 13.9% for the three months ended September 30, 2018 compared to 18.7% for the same period in 2017. The decrease in the Corporation's effective tax rate was due to the enactment of the Tax Cuts and Job Act in December 2017 and the reduction of the corporate income tax rate from a maximum of 35% to a flat 21%.

Comparison of Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income increased $231,000, or 6.3%, to $3.9 million, or $1.72 per diluted share, for the nine months ended September 30, 2018 from $3.7 million, or $1.69 per diluted share, for the same period in 2017. This increase was the result of a $2.1 million increase in net interest income and a $243,000 decrease in the provision for income taxes, partially offset by increases in the provision for loan losses and noninterest expense of $347,000 and $796,000, respectively, and a $987,000 decrease in noninterest income.

Net interest income. Tax equivalent net interest income increased $1.9 million, or 11.4%, to $18.3 million for the nine months ended September 30, 2018 from $16.5 million for the nine months ended September 30, 2017. This increase was attributed to an increase in tax equivalent interest income of $2.4 million, partially offset by an increase in interest expense of $487,000.

Interest income. Tax equivalent interest income increased $2.4 million, or 12.0%, to $22.0 million for the nine months ended September 30, 2018 from $19.7 million for the same period in 2017. This increase was attributed to increases in interest earned on loans and interest-earning deposits with banks, dividends on federal bank stocks and interest earned on securities of $2.2 million, $77,000, $42,000 and $27,000, respectively.

Tax equivalent interest earned on loans receivable increased $2.2 million, or 12.6%, to $19.8 million for the nine months ended September 30, 2018 compared to $17.6 million for the same period in 2017. This increase resulted from a $44.3 million, or 8.1%, increase in average loans, accounting for a $1.5 million increase in interest income. The increase in loans receivable was related to the acquisition of Northern Hancock in September 2017 and strong loan growth achieved in late 2017 and the first nine months of 2018. Adding to this favorable volume variance, the average yield on loans increased 18 basis points to 4.48% for the nine months ended September 30, 2018, versus 4.30% for the same period in 2017. This favorable yield variance accounted for a $745,000 increase in interest income. Included in interest earned on loans receivable for the nine months ended September 30, 2018, the Corporation recorded $113,000 of recovered interest related to the payoff of a nonperforming loan relationship totaling $789,000.

Tax equivalent interest earned on securities increased $27,000, or 1.5%, to $1.8 million for the nine months ended September 30, 2018 and September 30, 2017. This increase resulted from a 6 basis point increase in the average yield on securities to 2.44% for the nine months ended September 30, 2018 versus 2.38% for the same period in 2017. This favorable yield variance accounted for a $48,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $1.2 million, accounting for a $21,000 decrease in interest income.

Interest earned on deposits with banks increased $77,000, or 51.0%, to $228,000 for the nine months ended September 30, 2018 compared to $151,000 for the nine months ended September 30, 2017. This increase resulted from a 47 basis point increase in the average yield on these accounts to 1.47% for the nine months ended September 30, 2018, versus 1.00% for the same period in 2017, accounting for a $73,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $485,000, accounting for a increase of $4,000 in interest income.

Dividends on federal bank stocks increased $42,000, or 23.5%, to $221,000 for the nine months ended September 30, 2018 from $179,000 for the same period in 2017. This increase was primarily due to an increase of 172 basis points in the average yield on federal bank stocks to 6.64% for the nine months ended September 30, 2018, versus 4.92% for the same period in 2017, accounting for a $58,000 increase in interest income. The increase in the average yield resulted from recent increases in the dividend rate paid on FHLB stock. Partially offsetting the favorable yield variance, the average balance of federal bank stocks decreased $408,000, or 8.4%, accounting for a $16,000 decrease in interest income.

Interest expense. Interest expense increased $487,000, or 15.1%, to $3.7 million for the nine months ended September 30, 2018 from $3.2 million for the same period in 2017. This increase in interest expense can be attributed to a $1.0 million increase in interest incurred on deposits, partially offset by a decrease of $514,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $1.0 million, or 44.0%, to $3.3 million for the nine months ended September 30, 2018 compared to $2.3 million for the same period in 2017. The average cost of interest-bearing deposits increased 18 basis points to 0.81% for the nine months ended September 30, 2018, versus 0.63% for the same period in 2017, accounting for a $702,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $58.8 million, or 12.1%, to $543.7 million for the nine months ended September 30, 2018, compared to $484.9 million for the same period in 2017 causing a $299,000 increase in interest expense. This increase was primarily due to the acquisition of Northern Hancock in September 2017 and strong deposit growth during late 2017 and the first nine months of 2018.

Interest expense incurred on borrowed funds decreased $514,000, or 53.9%, to $440,000 for the nine months ended September 30, 2018, compared to $954,000 for the same period in the prior year. The average balance of borrowed funds decreased $20.8 million, or 49.2%, to $21.5 million for the nine months ended September 30, 2018, compared to $42.2 million for the same period in 2017 causing a $422,000 decrease in interest expense. The reduction in the outstanding balance of borrowed funds resulted from the payoff of maturing FHLB long-term notes of $15.0 million in November 2017 and the early payoff of a $5.0 million FHLB long-term note in February 2018. In addition, the average cost of borrowed funds decreased 28 basis points to 2.74% for the nine months ended September 30, 2018 compared to 3.02% for the same period in 2017 causing a $92,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2018			2017
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$569,745	$19,223	4.51%	$522,156	$16,747	4.29%
Loans, tax exempt	20,661	568	3.68%	23,914	833	4.66%
Total loans receivable	590,406	19,791	4.48%	546,070	17,580	4.30%
Securities, taxable	73,705	1,312	2.38%	74,128	1,208	2.18%
Securities, tax exempt	25,239	497	2.63%	26,008	574	2.95%
Total securities	98,944	1,809	2.44%	100,136	1,782	2.38%
Interest-earning deposits with banks	20,763	228	1.47%	20,278	151	1.00%
Federal bank stocks	4,461	221	6.64%	4,869	179	4.92%
Total interest-earning cash equivalents	25,224	449	2.38%	25,147	330	1.75%
Total interest-earning assets	714,574	22,049	4.13%	671,353	19,692	3.92%
Cash and due from banks	2,812			2,684
Other noninterest-earning assets	46,172			45,882
Total Assets	$763,558			$719,919

Interest-bearing liabilities:
Interest-bearing demand deposits	$373,534	$1,375	0.49%	$321,177	$685	0.28%
Time deposits	170,151	1,902	1.49%	163,746	1,591	1.30%
Total interest-bearing deposits	543,685	3,277	0.81%	484,923	2,276	0.63%
Borrowed funds, short-term	2,817	98	4.64%	5,237	100	2.55%
Borrowed funds, long-term	18,661	342	2.45%	37,011	854	3.09%
Total borrowed funds	21,478	440	2.74%	42,248	954	3.02%
Total interest-bearing liabilities	565,163	3,717	0.88%	527,171	3,230	0.82%
Noninterest-bearing demand deposits	128,590	-	-	127,331	-	-
Funding and cost of funds	693,753	3,717	0.72%	654,502	3,230	0.66%
Other noninterest-bearing liabilities	10,494			9,580
Total Liabilities	704,247			664,082
Stockholders' Equity	59,311			55,837
Total Liabilities and Stockholders' Equity	$763,558			$719,919
Net interest income		$18,332			$16,462

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.25%			3.10%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.43%			3.28%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,466	$745	$2,211
Securities	(21)	48	27
Interest-earning deposits with banks	4	73	77
Federal bank stocks	(16)	58	42
Total interest-earning assets	1,433	924	2,357
Interest expense:
Interest-bearing deposits	299	702	1,001
Borrowed funds, short-term	(59)	57	(2)
Borrowed funds, long-term	(363)	(149)	(512)
Total interest-bearing liabilities	(123)	610	487
Net interest income	$1,556	$314	$1,870

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2018 and 2017 is as follows:

(Dollar amounts in thousands)	As of or for the nine months
	September 30,
	2018	2017
Balance at the beginning of the period	$6,127	$5,545
Provision for loan losses	980	633
Charge-offs	(807)	(275)
Recoveries	60	37
Balance at the end of the period	$6,360	$5,940

Non-performing loans	$5,488	$3,731
Non-performing assets	6,088	4,160
Non-performing loans to total loans	0.92%	0.64%
Non-performing assets to total assets	0.79%	0.54%
Allowance for loan losses to total loans	1.06%	1.02%
Allowance for loan losses to non-performing loans	115.89%	159.21%

Nonperforming loans increased $1.8 million, or 48.6%, to $5.5 million at September 30, 2018 from $3.7 million at December 31, 2017. This increase was primarily due to a $2.5 million commercial mortgage loan being place on nonaccrual status based on the deteriorating financial condition of the borrower. Given the estimated value of the borrower's significant real estate holdings, most of which are pledged as collateral for the loan, the Corporation does not currently expect to incur any loss on this loan and the loan continues to pay per its contractual terms. Partially offsetting this increase, a $559,000 commercial mortgage was transferred to OREO and a $789,000 commercial relationship was repaid in full during the nine months ended September 30, 2018. Of the $5.5 million in nonperforming loans, $3.1 million were not 30 days or more past due at September 30, 2018.

As of September 30, 2018, the Corporation’s classified and criticized assets amounted to $14.5 million, or 1.9% of total assets, with $10.6 million classified as substandard and $3.9 million identified as special mention. This compares to classified and criticized assets of $14.8 million, or 2.0% of total assets, with $11.6 million classified as substandard and $3.2 million identified as special mention at December 31, 2017. This decrease was primarily related to the risk rating upgrade of one $1.9 million commercial loan relationship, the payoff of two commercial loan relationships totaling $1.1 million and the aforementioned $559,000 loan transferred to OREO. These favorable changes to the Corporation's classified and criticized assets were partially offset by the risk rating downgrades of three commercial loan relationships to special mention and substandard.

The provision for loan losses increased $347,000, or 54.8%, to $980,000 for the nine months ended September 30, 2018 from $633,000 for the same period in 2017 due primarily to general growth in the loan portfolio and certain charge-offs experienced during the first nine months of 2018.

Noninterest income. Noninterest income decreased $987,000, or 24.7%, to $3.0 million for the nine months ended September 30, 2018 from $4.0 million for the same period in 2017. During the nine months ended September 30, 2017, the Corporation recorded a $1.3 million bargain purchase gain related to the acquisition of NHBT. Also during the nine months ended September 30, 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. Partially offsetting the impairment charge, the Corporation realized security gains of $350,000 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Corporation realized security losses of $34,000. Additionally, fees and service charges increased $138,000 as overdraft charges for the nine months ended September 30, 2018 outpaced the same period in the prior year and other income increased $168,000 due to increased interchange fee income and fair value adjustments related to the Corporation's equity securities. Partially offsetting these favorable items, gains on the sales of loans totaled $60,000 for the nine months ended September 30, 2018, compared to $176,000 for the same period in 2017.

Noninterest expense. Noninterest expense increased $796,000, or 5.4%, to $15.5 million for the nine months ended September 30, 2018 compared to $14.7 million for the same period in 2017. This increase in noninterest expense can be attributed to increases in compensation and benefits and professional fees of $536,000 and $137,000, respectively.

Compensation and employee benefits increased $536,000, or 7.7%, to $7.5 million for the nine months ended September 30, 2018 compared to $7.0 million for the same period in 2017. This increase was primarily the result of increases in salaries, insurance benefits and stock compensation expense of $341,000, $91,000 and $22,000, respectively. These increases are primarily related to costs associated with the operation of the new full-service banking office in Chester, West Virginia which was acquired from Northern Hancock, increased health insurance costs and normal salary and benefit increases.

Professional fees costs increased $137,000, or 23.8%, to $712,000 for the nine months ended September 30, 2018 compared to $575,000 for the same period in 2017. The increase was primarily the result of additional consulting agreements added during 2018.

Provision for income taxes. The provision for income taxes decreased $243,000, or 24.9%, to $735,000 for the nine months ended September 30, 2018 compared to $978,000 for the same period in the prior year. This related to an decrease in the Corporation’s effective tax rate to 15.7% for the nine months ended September 30, 2018 compared to 20.9% for the same period in 2017, partially offset by an increase in net income before income taxes. The decrease in the Corporation's effective tax rate was due to the enactment of the Tax Cuts and Job Act in December 2017 and the reduction of the corporate income tax rate from a maximum of 35% to a flat 21%.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2018, the Corporation used its sources of funds primarily to fund loan advances and repay long-term borrowed funds. As of September 30, 2018, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $99.9 million, and standby letters of credit totaling $96,000, net of collateral maintained by the Bank.

At September 30, 2018, time deposits amounted to $169.4 million, or 24.9% of the Corporation’s total consolidated deposits, including approximately $44.0 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At September 30, 2018, the Corporation had borrowed funds of $19.8 million consisting of $15.0 million of long-term FHLB advances, a $2.8 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At September 30, 2018, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $191.6 million.

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

At September 30, 2018, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2018, the Corporation’s interest-earning assets maturing or repricing within one year totaled $177.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $155.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $21.5million. At September 30, 2018, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 113.8%.

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

As of September 30, 2018, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 9, 2018	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer