Form 10-K
period 2018-12-31
EMCLAIRE FINANCIAL CORP
filed 2019-03-22
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________ to ___________

Commission File Number: 000-18464

EMCLAIRE FINANCIAL CORP
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1606091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

612 Main Street, Emlenton, PA	16373
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number: (844) 767-2311

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.25 per share	NASDAQ Capital Market (NASDAQ)
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:         None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐ .

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

As of June 30, 2018, the aggregate value of the 1,906,620 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 364,519 shares held by the directors and officers of the Registrant as a group, was approximately $65.4 million. This figure is based on the last sales price of $34.30 per share of the Registrant’s Common Stock on June 30, 2018. The number of outstanding shares of common stock as of March 20, 2019, was 2,698,712.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of twenty retail branch offices in Venango, Allegheny, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania and Hancock county, West Virginia. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

The Bank is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law. The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (BHCA), and a financial holding company under the Gramm-Leach Bliley Act of 1999 (GLBA) and is subject to the regulation and examination by the FRB.

On October 1, 2018, the Corporation completed the acquisition of Community First Bancorp, Inc. (CFB) and its subsidiary, Community First Bank, in accordance with the terms of the Agreement and Plan of Merger, dated as of May 25, 2018, in exchange for 419,173 shares of common stock valued at $15.6 million and $2.4 million in cash.  The Corporation also issued 420,593 shares of preferred stock valued at $4.2 million in exchange for preferred stock of Community First Bank.  In addition, on September 30, 2017, the Corporation completed the acquisition of Northern Hancock Bank and Trust Co. (NHB) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 4, 2017, in exchange for 54,445 shares of common stock valued at $1.7 million and $22,000 in cash. These acquisitions expanded the Corporation's franchise into new markets, strengthened existing markets and increased the Corporation's consolidated total assets, loans and deposits.

At December 31, 2018, the Corporation had $898.9 million in total assets, $80.0 million in stockholders’ equity, $708.7 million in net loans and $761.5 million in total deposits.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. Nearly all of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 41.3% of the total loan portfolio at December 31, 2018. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 14.5% of the total loan portfolio at December 31, 2018. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 42.6% of the total loan portfolio at December 31, 2018. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 1.6% of the total loan portfolio at December 31, 2018.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2018, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $11.5 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2018, the Bank’s largest single lending relationship had an outstanding balance of $8.6 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2018		2017		2016		2015		2014
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Mortgage loans on real estate:
Residential mortgages	$295,405	41.3%	$221,823	38.1%	$198,167	38.0%	$139,305	32.0%	$107,173	27.8%
Home equity loans and lines of credit	103,752	14.5%	99,940	17.1%	91,359	17.5%	87,410	20.1%	89,106	23.2%
Commercial real estate	238,734	33.4%	193,068	33.1%	166,994	32.1%	129,691	29.8%	110,810	28.8%

Total real estate loans	637,891	89.2%	514,831	88.3%	456,520	87.6%	356,406	81.9%	307,089	79.8%

Other loans:
Commercial business	66,009	9.2%	58,941	10.1%	57,788	11.1%	71,948	16.5%	70,185	18.2%
Consumer	11,272	1.6%	9,589	1.6%	6,672	1.3%	6,742	1.6%	7,598	2.0%

Total other loans	77,281	10.8%	68,530	11.7%	64,460	12.4%	78,690	18.1%	77,783	20.2%

Total loans receivable	715,172	100.0%	583,361	100.0%	520,980	100.0%	435,096	100.0%	384,872	100.0%
Less:
Allowance for loan losses	6,508		6,127		5,545		5,205		5,224

Net loans receivable	$708,664		$577,234		$515,435		$429,891		$379,648

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2018. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Residential mortgages	$1,004	$4,727	$27,760	$261,914	$295,405
Home equity loans and lines of credit	792	11,609	21,088	70,263	103,752
Commercial real estate	981	33,849	78,955	124,949	238,734
Commercial business	3,386	22,490	11,450	28,683	66,009
Consumer	363	7,034	1,912	1,963	11,272

	$6,526	$79,709	$141,165	$487,772	$715,172

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2018:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$281,911	$12,490
Home equity loans and lines of credit	89,046	13,914
Commercial real estate	42,182	195,571
Commercial business	25,656	36,967
Consumer	9,149	1,760

	$447,944	$260,702

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

As of December 31, 2018, the Corporation’s nonperforming assets were $3.7 million, or 0.42% of the Corporation’s total assets, compared to $4.2 million, or 0.56% of the Corporation’s total assets, at December 31, 2017. Nonperforming assets at December 31, 2018 included nonaccrual loans and OREO of $2.3 million and $701,000, respectively. Included in nonaccrual loans at December 31, 2018 were four loans totaling $394,000 considered to be troubled debt restructurings (TDRs).

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2018, the Corporation’s classified and criticized assets amounted to $22.9 million or 2.5% of total assets, with $6.5 million identified as special mention and $16.4 million classified as substandard.

Included in classified and criticized assets at December 31, 2018 are three large loan relationships exhibiting credit deterioration that may impact the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first relationship, with an outstanding balance of $3.2 million at December 31, 2018, consists of two commercial mortgages which primarily refinanced third-party debt obligations.  The debt obligations are secured by a hotel along with all related furniture, fixtures and equipment as well as two undeveloped parcels of land.  The hotel is operational; however, cash flow was adversely impacted by elevated operating expenses.  That said, results continue to evidence improvement in operating performance.  The loans are well supported by guarantors who have significant net worth positions and the ability to support the operations of the hotel, as needed.  At December 31, 2018, the loans were performing and classified as special mention. Ultimately, due to the estimated value of the collateral and the willingness and ability of the guarantors to support the loans, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $2.1 million at December 31, 2018, consists of one commercial mortgage originated for the construction of a hotel and is secured by the hotel and all related furniture, fixtures and equipment.  The hotel is complete and operational; however, operating performance has been adversely impacted due to local market conditions. The loan is guaranteed by the principal shareholders of whom have significant net worth positions and the ability to support the operations of the hotel until stabilization can be achieved.  At December 31, 2018, the loan was performing and classified as special mention.  Ultimately, due to the estimated value of the hotel and the willingness and ability of the guarantors to support the loan, the Corporation does not currently expect to incur a loss on this loan.

The third relationship, with an outstanding balance of $2.0 million at December 31, 2018, consists of one commercial mortgage originated for the construction of a hotel and is secured by the hotel and all related furniture, fixtures and equipment. The hotel is complete and operational; however, cash flow from the first year of operations significantly lagged management’s projections, and as such, was insufficient for debt service requirements. Although results continue to evidence improvement in operating performance, cash flow remains marginal. The loan is guaranteed by five individuals, all of whom have significant net worth positions and the ability to support the operations of the hotel until stabilization can be achieved. At December 31, 2018, the loan was performing and classified as substandard. Ultimately, due to the estimated value of the hotel and the willingness and ability of the guarantors to support the loan, the Corporation does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Nonperforming loans	$3,028	$3,693	$3,323	$3,069	$6,942

Total as a percentage of gross loans	0.42%	0.63%	0.64%	0.71%	1.80%

Repossessions	13	—	—	—	—
Real estate acquired through foreclosure	701	492	291	160	124
Total as a percentage of total assets	0.08%	0.07%	0.04%	0.03%	0.02%

Total nonperforming assets	$3,742	$4,185	$3,614	$3,229	$7,066

Total nonperforming assets as a percentage of total assets	0.42%	0.56%	0.52%	0.54%	1.21%

Allowance for loan losses as a percentage of nonperforming loans	214.93%	165.91%	166.87%	169.60%	75.25%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2018 of $6.5 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Balance at beginning of period	$6,127	$5,545	$5,205	$5,224	$4,869

Provision for loan losses	1,280	903	464	381	670

Charge-offs:
Residential mortgages	(71)	(40)	(101)	(79)	(134)
Home equity loans and lines of credit	(155)	(114)	(118)	(221)	(72)
Commercial real estate	(484)	(127)	(18)	(35)	(2)
Commercial business	—	(14)	(11)	(182)	(17)
Consumer loans	(279)	(71)	(48)	(50)	(139)
	(989)	(366)	(296)	(567)	(364)
Recoveries:
Residential mortgages	3	—	—	—	—
Home equity loans and lines of credit	14	23	3	30	1
Commercial real estate	48	8	158	88	18
Commercial business	1	2	—	31	7
Consumer loans	24	12	11	18	23
	90	45	172	167	49

Net charge-offs	(899)	(321)	(124)	(400)	(315)

Balance at end of period	$6,508	$6,127	$5,545	$5,205	$5,224

Ratio of net charge-offs to average loans outstanding	0.14%	0.06%	0.03%	0.10%	0.08%

Ratio of allowance to total loans at end of period	0.91%	1.05%	1.06%	1.20%	1.36%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2018		2017		2016		2015		2014
Loan Categories:	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans	Dollar Amount	Percent of loans in each category to total loans
Residential mortgages	$2,198	41.3%	$2,090	38.1%	$1,846	32.0%	$1,429	27.8%	$955	29.5%
Home equity loans and lines of credit	648	14.5%	646	17.1%	633	20.1%	586	23.2%	543	24.6%
Commercial real estate	3,106	33.4%	2,753	33.1%	2,314	29.8%	2,185	28.8%	2,338	28.4%
Commercial business	500	9.2%	585	10.1%	700	16.5%	960	18.2%	1,336	14.9%
Consumer loans	56	1.6%	53	1.6%	52	1.6%	45	2.0%	52	2.6%

	$6,508	100.0%	$6,127	100.0%	$5,545	100.0%	$5,205	100.0	$5,224	100.0%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2018:

(Dollar amounts in thousands)	Due in 1 year or less	Due from 1 to 3 years	Due from 3 to 5 years	Due from 5 to 10 years	Due after 10 years	No scheduled maturity	Total
U.S. Treasury	$495	$2,962	$988	$—	$—	$—	$4,445
U.S. government sponsored entities and agencies	999	3,443	10,868	1,473	—	—	16,783
U.S. agency mortgage-backed securities: residential	—	—	—	1,034	26,142	—	27,176
U.S. agency collateralized mortgage obligations: residential	—	—	—	4,041	14,623	—	18,664
Corporate securities	—	1,468	980	5,470	—	—	7,918
State and political subdivision	424	3,155	7,652	8,804	2,697	—	22,732
Equity securities	—	—	—	—	—	7	7

Estimated fair value	$1,918	$11,028	$20,488	$20,822	$43,462	$7	$97,725

Weighted average yield (1)	1.43%	1.91%	2.33%	3.32%	2.47%	0.00%	2.54%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2018	2017	2016
U.S. Treasury	$4,445	$4,472	$4,500
U.S. government sponsored entities and agencies	16,783	13,926	8,998
U.S. agency mortgage-backed securities: residential	27,176	20,758	25,626
U.S. agency collateralized mortgage obligations: residential	18,664	21,924	24,706
Corporate securities	22,732	9,030	7,932
State and political subdivision	7,918	29,240	27,608
Equity securities	7	1,817	2,190
	$97,725	$101,167	$101,560

For additional information regarding the Corporation’s investment portfolio see “Note 2 – Securities” to the consolidated financial statements on page F-14.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2018			2017
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$148,893	19.6%	—	$126,263	19.3%
Interest bearing demand deposits	0.52%	391,054	51.4%	0.44%	357,693	54.6%
Time deposits	1.84%	221,599	29.1%	1.58%	170,687	26.1%
Total	0.80%	$761,546	100.0%	0.65%	$654,643	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2018 by time remaining to maturity:

(Dollar amounts in thousands)	Amount

Three months or less	$9,606
Over three months to six months	10,607
Over six months to twelve months	17,832
Over twelve months	85,609

$123,654

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

(Dollar amounts in thousands)	2018	2017
Ending balance	$45,350	$26,000
Average balance	24,250	40,537
Maximum balance	57,675	54,250
Average rate	2.73%	3.00%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 8 – Deposits” on page F-23 and “Note 9 – Borrowed Funds” on page F-24 to the consolidated financial statements.

Subsidiary Activity

The Corporation has two wholly owned subsidiaries, the Bank and the Title Company. The Title Company provides real estate settlement services to the Bank and other customers. As of December 31, 2018, the Bank and the Title Company had no subsidiaries.

Personnel

At December 31, 2018, the Corporation had 164 full time equivalent employees, compared to 137 at December 31, 2017. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

In December 2013, federal regulators adopted final rules to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule and established July 21, 2015 as the end of the conformance period. The regulations contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. However, legislation enacted in 2018 exempts bank with less than $10 billion in assets from the Volcker Rule.

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

2010 Regulatory Reform. On July 21, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law. The goals of the Dodd Frank Act included restoring public confidence in the financial system following the financial crisis, preventing another financial crisis and permitting regulators to identify shortfalls in the system before another financial crisis can occur. The Dodd Frank Act is also intended to promote a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on regulation of individual financial institutions.

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

Many aspects of the Dodd Frank Act continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on us or across the industry. The changes resulting from the Dodd Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. The legislation enacted in 2018 and summarized below may reduce some of the burdens associated with the implementation of the Dodd Frank Act, but the actual impact is impossible to predict with any certainty.

2018 Regulatory Reform. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Act), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd Frank Act. While the Act maintains most of the regulatory structure established by the Dodd Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-finalized implementing rules and regulations will have on community banks.

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

Limitations on Transactions with Affiliates. Transactions between national banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank includes any company or entity which controls the national bank or that is controlled by a company that controls the national bank. In a holding company context, the holding company of a national bank (such as the Corporation) and any companies which are controlled by such holding company are affiliates of the national bank. Generally, Section 23A limits the extent to which the national bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the national bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a national bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2018, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2018, the Bank’s loans-to-one-borrower limit was $11.5 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2018, the Bank’s largest single lending relationship had an outstanding balance of $8.6 million.

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

The Basel III rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conversation buffer was fully phased in as of January 1, 2019 and results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5% and (iii) a total risk-based capital ratio of 10.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

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

The Basel III rules generally became effective beginning January 1, 2015; however, certain calculations under the Basel III rules have phase-in periods. In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion and the 2018 legislation summarized above increased that asset threshold to $3 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The following table sets forth certain information concerning regulatory capital ratios of the Bank as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$76,344	12.93%	$64,221	12.96%
For capital adequacy purposes	47,252	8.00%	39,630	8.00%
To be well capitalized	59,065	10.00%	49,537	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$69,836	11.82%	$58,088	11.73%
For capital adequacy purposes	35,439	6.00%	29,722	6.00%
To be well capitalized	47,252	8.00%	39,630	8.00%
Common equity Tier 1 capital to risk-weighted assets:
Actual	$69,836	11.82%	$58,088	11.73%
For capital adequacy purposes	26,579	4.50%	22,292	4.50%
To be well capitalized	38,393	6.50%	32,199	6.50%
Tier 1 capital to average assets:
Actual	$69,836	7.95%	$58,088	7.71%
For capital adequacy purposes	35,126	4.00%	30,117	4.00%
To be well capitalized	43,908	5.00%	37,647	5.00%

As summarized above, in May 2018 the Act amended certain aspects of the Dodd Frank Act to ease the regulatory burden for small-to medium-sized U.S. banks. The legislation included new rules aimed at simplifying the calculation of regulatory capital ratios. Regulations setting forth the details of those new capital calculations have not been finalized.

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2018, the Bank exceeded the required ratios for classification as “well capitalized.”

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

The Dodd Frank Act raises the minimum reserve ratio of the DIF from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016 and exceeded 1.35% effective as of September 30, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2 basis points for quarters when the reserve ratio is at least 1.38%.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. CRA regulations (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of November 5, 2018, the Bank was rated “satisfactory.”

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2018, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2018, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 5 - Premises and Equipment” to the consolidated financial statements on page F-22.

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

	Market Price			Cash
	High	Low	Close	Dividend
2018:
Fourth quarter	$36.70	$29.90	$30.34	$0.28
Third quarter	38.60	34.07	37.30	0.28
Second quarter	35.06	31.05	34.30	0.28
First quarter	33.60	29.72	33.41	0.28

2017:
Fourth quarter	$31.75	$27.86	$30.35	$0.27
Third quarter	29.00	27.83	28.65	0.27
Second quarter	29.71	26.50	27.88	0.27
First quarter	31.50	26.13	29.25	0.27

As of March 1, 2018, there were approximately 746 stockholders of record and 2,698,712 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2018.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $4.1 million, or $1.72 per diluted common share for 2018, compared to $4.3 million, or $1.93 per diluted common share for 2017. Net income available to common stockholders was impacted by the following:

•

Net interest income increased $3.7 million, or 16.8%, to $25.6 million for the year ended December 31, 2018 from $21.9 million for 2017. This increase primarily related to an increase in interest income of $4.6 million, or 17.3%, partially offset by an increase in interest expense of $893,000, or 19.9%. Driving the increase in interest income was a $66.6 million increase in the average balance of loans. The increase in interest expense was driven by an increase in the Corporation's average balance of interest-bearing deposits of $66.7 million, partially offset by a $16.3 million decrease in the average balance of borrowed funds. The increases in the Corporation's interest-earning assets and interest-bearing liabilities includes the impact of the CFB acquisition in October 2018, which added $111.6 million in loans and $106.1 million in deposits and the NHB acquisition in September 2017, which added $18.5 million in loans and $19.7 million in deposits at the time of the acquisition.

•

Noninterest income decreased $814,000, or 16.2%, to $4.2 million for the year ended December 31, 2018 from $5.0 million in 2017. During 2017, the Corporation recorded a $1.3 million bargain purchase gain related to the acquisition of NHB. During the same period, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment. The Corporation realized securities gains of $346,000 during 2017, compared to a $9,000 loss during 2018.  The Corporation also realized a gain of $690,000 on the retirement of 18,000 shares of CFB stock owned at the time of the acquisition.

•

Noninterest expense increased $4.0 million, or 20.5%, to $23.7 million for the year ended December 31, 2018 from $19.6 million for 2017. The increase primarily related to increases in acquisition costs, compensation and benefits expense, premises and equipment expense and professional fees of $2.5 million, $1.1 million, $190,000 and $128,000, respectively. Acquisition costs incurred during 2018 related to the acquisition of CFB and totaled $3.6 million, compared to acquisition costs of $1.1 million incurred during 2017 related to the acquisition of NHB. Also contributing to the increases in noninterest expense were operating costs associated with the three new offices from the CFB acquisition as well as the full-year operation of the banking office added during 2017 from the NHB acquisition.

•

Provision for income taxes decreased $1.5 million, or 70.1%, to $633,000 for the year ended December 31, 2018 from $2.1 million for 2017. This decrease resulted primarily from the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) which decreased the 2018 corporate tax rate to a flat 21% from a maximum of 35% as well as a decrease in net income.  During 2017, the Corporation reduced the value of its deferred tax assets by $827,000 and recorded an additional income tax expense as a result of the TCJA.

Changes in Financial Condition

Total assets increased $148.8 million, or 19.8%, to $898.9 million at December 31, 2018 from $750.1 million at December 31, 2017. This increase primarily related to an increase in net loans receivable of $131.4 million. Liabilities increased $127.9 million, or 18.5%, to $818.9 million at December 31, 2018 from $691.0 million at December 31, 2017 due to increases in customer deposits and borrowed funds of $106.9 million and $19.4 million, respectively. Loans and deposits acquired from CFB totaled $111.6 million and $106.1 million, respectively, at the time of the acquisition in October 2018.

Cash and cash equivalents. Cash and cash equivalents increased $3.3 million, or 23.1%, to $17.7 million at December 31, 2018 from $14.4 million at December 31, 2017. This increase primarily resulted from increases in customer deposits and borrowed funds, partially offset by the funding of loans.

Securities. Securities decreased $3.4 million, or 1.0%, to $97.7 million at December 31, 2018 from $101.2 million at December 31, 2017. This decrease primarily resulted from investment security sales, maturities, calls and repayments totaling $22.0 million, partially offset by purchases totaling $19.1 million during the year.

Loans receivable. Net loans receivable increased $131.4 million, or 22.8%, to $708.7 million at December 31, 2018 from $577.2 million at December 31, 2017. The increase was driven by growth in the Corporation’s residential mortgage, commercial mortgage, commercial business, home equity and consumer portfolios of $73.6 million, $45.7 million, $7.1 million, $3.8 million and $1.7 million, respectively. Loans acquired from CFB totaled $111.6 million at the time of the acquisition in October 2018 and $109.1 million at December 31, 2018.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $3.7 million, or 0.42% of total assets, at December 31, 2018 compared to $4.2 million, or 0.56% of total assets, at December 31, 2017. Nonperforming assets consisted of nonperforming loans and real estate owned of $3.0 million and $701,000, respectively, at December 31, 2018 and $3.7 million and $492,000, respectively, at December 31, 2017. At December 31, 2018, nonperforming loans consisted primarily of residential mortgage, home equity and commercial mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $5.0 million and $1.3 million, respectively, at December 31, 2018. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the federal banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. BOLI increased $3.2 million, or 26.9%, to $14.9 million at December 31, 2018 from $11.7 million at December 31, 2017. This included the addition of $2.8 million of BOLI acquired from CFB and increases in the cash surrender value of the policies, partially offset by certain administrative expenses.

Premises and equipment. Premises and equipment increased $901,000, or 5.0%, to $18.9 million at December 31, 2018 from $18.0 million at December 31, 2017. The overall increase in premises and equipment during the year was due to capital expenditures of $885,000 and the addition of $1.3 million of fixed assets acquired from CFB, partially offset by depreciation and amortization of $1.2 million.

Goodwill. Goodwill increased $9.2 million, or 89.0%, to $19.4 million at December 21, 2018 from $10.3 million at December 31, 2017. During 2018, the Corporation recorded $9.2 million of goodwill related to the acquisition of CFB. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2018.

Core deposit intangible. The core deposit intangible was $1.4 million at December 31, 2018, compared to $481,000 at December 31, 2016. During 2018, the Corporation recorded a core deposit intangible of $1.2 million related to the CFB acquisition. The core deposit intangible also includes amounts associated with the assumption of deposits in the 2017 NHB acquisition, the 2016 United American Savings Bank (UASB) acquisition and the 2009 Titusville branch acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $266,000 and $246,000 of intangible amortization in 2018 and 2017, respectively.

Deposits. Total deposits increased $106.9 million, or 16.3%, to $761.5 million at December 31, 2018 from $654.6 million at December 31, 2017. Noninterest bearing deposits increased $22.6 million, or 17.9%, during the year while interest bearing deposits increased $84.3 million, or 16.0%. Deposits assumed from CFB totaled $106.1 million at the time of the acquisition in October 2018 and $91.7 million at December 31, 2018.

Borrowed funds. Borrowed funds increased $19.4 million, or 74.4%, to $45.4 million at December 31, 2018 from $46.0 million at December 31, 2017. Borrowed funds at December 31, 2018 consisted of short-term borrowings of $12.9 million and long-term borrowings of $32.5 million. Short-term borrowed funds at December 31, 2018 consisted of $10.8 million in FHLB overnight advances with a rate of 2.62% and $2.1 million outstanding on a line of credit with a correspondent bank at 5.75%. Long-term borrowed funds consisted of six $5.0 million FHLB term advances totaling $30.0 million, maturing between 2019 and 2023 and having fixed interest rates between 1.94% and 2.85%.  In addition, the Corporation had $2.5 million outstanding on a term advance with a correspondent bank at a fixed rate of 4.75%. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for the normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $20.9 million, or 35.4%, to $80.0 million at December 31, 2018 from $59.1 million at December 31, 2017. The increase was primarily due to $15.6 million of common stock and $4.2 million of preferred stock issued in connection with the acquisition of CFB and net income of $4.2 million for 2018, partially offset by $2.7 million of common stock dividends paid, $91,000 of preferred dividends paid and a decrease in accumulated other income of $839,000.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $4.2 million and $4.3 million in 2018 and 2017, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	Year ended December 31,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$601,188	$27,393	4.56%	$531,228	$22,973	4.32%
Loans, tax exempt	20,281	752	3.71%	23,637	1,088	4.60%
Total loans receivable	621,469	28,145	4.53%	554,865	24,061	4.34%
Securities, taxable	73,872	1,792	2.43%	73,914	1,615	2.18%
Securities, tax exempt	24,485	647	2.64%	26,338	784	2.98%
Total securities	98,357	2,439	2.48%	100,252	2,399	2.39%
Interest-earning deposits with banks	19,220	284	1.48%	22,321	235	1.05%
Federal bank stocks	4,633	298	6.43%	4,848	242	4.99%
Total interest-earning cash equivalents	23,853	582	2.44%	27,169	477	1.76%
Total interest-earning assets	743,679	31,166	4.19%	682,286	26,937	3.95%
Cash and due from banks	2,968			2,741
Other noninterest-earning assets	50,316			45,968
Total Assets	$796,963			$730,995

Interest-bearing liabilities:
Interest-bearing demand deposits	$380,753	$1,901	0.50%	$331,157	$1,075	0.32%
Time deposits	182,931	2,823	1.54%	165,828	2,200	1.33%
Total interest-bearing deposits	563,684	4,724	0.84%	496,985	3,275	0.66%
Borrowed funds, short-term	5,660	209	3.70%	4,588	130	2.82%
Borrowed funds, long-term	18,590	453	2.43%	35,949	1,088	3.03%
Total borrowed funds	24,250	662	2.73%	40,537	1,218	3.00%
Total interest-bearing liabilities	587,934	5,386	0.92%	537,522	4,493	0.84%
Noninterest-bearing demand deposits	133,936	-	-	126,808	-	-
Funding and cost of funds	721,870	5,386	0.75%	664,330	4,493	0.68%
Other noninterest-bearing liabilities	10,889			9,793
Total Liabilities	732,759			674,123
Stockholders' Equity	64,204			56,872
Total Liabilities and Stockholders' Equity	$796,963			$730,995
Net interest income		$25,780			$22,444

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.27%			3.11%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.47%			3.29%

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

(Dollar amounts in thousands)	Year ended December 31,
	2018 versus 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$2,982	$1,102	$4,084
Securities	(46)	86	40
Interest-earning deposits with banks	(36)	85	49
Federal bank stocks	(11)	67	56
Total interest-earning assets	2,889	1,340	4,229

Interest expense:
Interest-bearing deposits	479	970	1,449
Borrowed funds, short-term	34	45	79
Borrowed funds, long-term	(452)	(183)	(635)
Total interest-bearing liabilities	61	832	893
Net interest income	$2,828	$508	$3,336

2018 Results Compared to 2017 Results

The Corporation reported net income available to common stockholders of $4.1 million and $4.3 million for 2018 and 2017, respectively. The $157,000, or 3.7%, decrease in net income was attributed to a decrease in noninterest income of $814,000 and increases in noninterest expense, the provision for loan losses and preferred stock dividends of $4.0 million, $377,000 and $91,000, respectively, partially offset by a $3.7 million increase in net interest income and a $1.5 million decrease in the provision for income taxes. Returns on average equity and assets were 6.56% and 0.53%, respectively, for 2018, compared to 7.52% and 0.59%, respectively, for 2017.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $3.3 million to $25.8 million for 2018, compared to $22.4 million for 2017. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $4.2 million, partially offset by an increase in interest expense of $893,000.

Interest income. Tax equivalent interest income increased $4.2 million, or 15.7%, to $31.2 million for 2018, compared to $26.9 million for 2017. This increase can be attributed to increases in interest earned on loans, dividends received on federal bank stocks, deposits with banks and interest earned on securities of $4.1 million, $56,000, $49,000 and $40,000, respectively.

Tax equivalent interest earned on loans receivable increased $4.1 million, or 17.0%, to $28.1 million for 2018, compared to $24.1 million for 2017. The average balance of loans increased $66.6 million, or 12.0%, generating $3.0 million of additional interest income on loans. In addition, the average yield on loans increased 19 basis points to 4.53% for 2018, versus 4.34% for 2017 causing a $1.1 million increase in interest income.

Interest earned on federal bank stocks increased $56,000, or 23.1%, to $298,000 for 2018, compared to $242,000 for 2017. The average yield on federal bank stocks increased 144 basis points to 6.43% for 2018 versus 4.99% for 2017 causing a $67,000 increase in interest income. Partially offsetting this favorable variance, the average balance of federal bank stocks decreased $215,000, or 4.4%, causing an $11,000 decrease in interest income.

Interest earned on interest-earning deposit accounts increased $49,000, or 20.9%, to $284,000 for 2018, compared to $235,000 for 2017. The average yield on these accounts increased 43 basis points to 1.48% for 2018 versus 1.05% for 2017 causing an $85,000 increase in interest income. Offsetting this favorable variance, the average balance of interest-earning deposits decreased $3.1 million causing a $36,000 decrease in interest income.

Tax equivalent interest earned on securities increased $40,000, or 1.7%, to $2.4 million for 2018, compared to $2.4 million for 2017. The average yield on securities increased 9 basis points to 2.48% for 2018 versus 2.39% for 2017 causing an $86,000 increase in interest income.  Offsetting this favorable variance, the average balance of securities decreased $1.9 million, or 1.9%, causing a $46,000 decrease in interest income.

Interest expense. Interest expense increased $893,000, or 19.9%, to $5.4 million for 2018, compared to $4.5 million for 2017. This increase can be attributed to increases in interest expense on interest-bearing deposits of $1.4 million, partially offset by a decrease on borrowed funds of $556,000.

Interest expense on deposits increased $1.4 million, or 44.2%, to $4.7 million for 2018, compared to $3.3 million for 2017. The average balance of interest-bearing deposits increased $66.7 million, or 13.4%, causing a $970,000 increase in interest expense. The average rate on interest-bearing deposits increased by 18 basis points to 0.84% for 2018 versus 0.63% for 2017 causing a $479,000 increase in interest expense.

Interest expense on borrowed funds decreased $556,000, or 45.6%, to $662,000 for 2018, compared to $1.2 million for 2017. The average balance of borrowed funds decreased $16.3 million, or 40.2%, to $24.3 million for 2018, compared to $40.5 million for 2017 causing a $418,000 decrease in interest expense. Additionally,  the average cost of borrowed funds decreased 27 basis points to 2.73% for 2018 versus 3.00% for 2017 causing an additional $138,000 decrease in interest expense.

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

Nonperforming loans decreased $665,000, or 18.0%, to $3.0 million at December 31, 2018 from $3.7 million at December 31, 2017. The decrease in nonperforming loans was primarily related to the payoff of an $830,000 commercial relationship, partially offset by an increase of $102,000 in loans past due more than 90 days and still accruing.

The provision for loan losses increased $377,000, or 41.7%, to $1.3 million for 2018 from $903,000 for 2017. The Corporation’s allowance for loan losses amounted to $6.5 million, or 0.91% of the Corporation’s total loan portfolio at December 31, 2018 compared to $6.1 million or 1.05% of total loans at December 31, 2017. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2018 and 2017, was 214.9% and 165.9%, respectively. The allocation of the allowance for loan losses related to residential mortgage loans and commercial mortgage loans increased during the year as a result of growth in the loan portfolios, while the allocation related to commercial business loans decreased as the portfolio decreased. At December 31, 2018, there was no provision for loan losses allocated to loans acquired from UASB, NHB or CFB.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, title premiums, security and loan sale gains and losses, and earnings on bank-owned life insurance (BOLI). Noninterest income decreased $814,000, or 16.2%, to $4.2 million in 2018 from $5.0 million in 2017. The decrease in noninterest income is primarily due to a $1.3 million bargain purchase gain recorded during 2017 related to the acquisition of NHB. Also during 2017, the Corporation recorded a $508,000 other-than-temporary impairment charge on a subordinated debt investment issued by First NBC Bank Holding Company. On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank, the wholly owned banking subsidiary of First NBC Bank Holding Company, and named the FDIC as receiver for the bank. Adding to the decrease in noninterest income, gains on the sale of loans totaled $19,000 for 2018 compared to $248,000 during the same period in 2017. The Corporation realized securities losses of $9,000 during 2018, compared to $346,000 during 2017. Additionally, the Corporation recorded a gain of $690,000 on the 18,000 share of CFB stock owned at the time of the acquisition. Customer service fees increased $282,000 as overdraft charges during 2018 outpaced the prior year.

Noninterest expense. Noninterest expense increased $4.0 million, or 20.5%, to $23.7 million for 2018, compared to $19.6 million for 2017. This increase was primarily related to increases in acquisition costs, compensation and employee benefits, premises and equipment expense and professional fees of $2.5 million, $1.1 million, $190,000 and $128,000, respectively.

Acquisition costs increased $2.5 million to $3.6 million for 2018, compared to $1.1 million for 2017.  Acquisition costs for 2018 were related to the acquisition of CFB and included employee non-compete and severance costs, professional fees, system conversion costs, contract termination fees, legal fees, accounting and auditing fees and other costs of $1.5 million, $531,000, $481,000, $427,000, $330,000, $50,000 and $228,000, respectively. Acquisition costs for 2017 were related to the acquisition of NHB and included system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $421,000, $279,000, $173,000, $108,000, $55,000 and $84,000.

Compensation and employee benefits expense increased $1.1 million, or 11.5%, to $10.3 million for 2018, compared to $9.3 million for 2017. This increase primarily related to normal wage and salary increases, increases in insurance and retirement benefits, as well as costs associated with the three new offices acquired from CFB in 2018 and the full-year operation of the office added during 2017 from the NHB acquisition.

Premises and equipment expense increased $190,000, or 6.4%, to $3.2 million for 2018, compared to $3.0 million for 2017. This increase primarily related to expenses associated with the Bank’s new branch offices.

The provision for income taxes decreased $1.5 million, or 70.1%, to $633,000 for 2018, compared to $2.1 million for 2018 primarily due to the reduction of the tax rate to a flat 21% from a maximum of 35% due to the enactment of the TCJA.  During 2017, the Corporation reduced the value of its deferred tax assets by $827,000 and recorded an additional expense. As a result of this tax law change, the Corporation's effective tax rate for 2018 was 13.1%, compared to 33.1% for 2017.

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

The Corporation’s Board of Directors has established a Finance Committee, consisting of five outside directors, the President and Chief Executive Officer (CEO), Treasurer and Chief Financial Officer (CFO) and Chief Operating Officer (COO), to monitor market risk, including primarily interest rate risk. This committee, which meets at least quarterly, generally establishes and monitors the investment, interest rate risk and asset liability management policies of the Corporation.

In order to minimize the potential for adverse affects of material and prolonged changes in interest rates on the Corporation’s results of operations, the Corporation’s management team has implemented and continues to monitor asset liability management policies to better match the maturities and repricing terms of the Corporation’s interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of (i) originating adjustable-rate mortgage loans; (ii) originating short-term secured commercial loans with the rate on the loan tied to the prime rate or reset features in which the rate changes at determined intervals; (iii) emphasizing investment in shorter-term (expected duration of five years or less) investment securities; (iv) selling longer-term (30-year) fixed-rate residential mortgage loans in the secondary market; (v) maintaining a high level of liquid assets (including securities classified as available for sale) that can be readily reinvested in higher yielding investments should interest rates rise; (vi) emphasizing the retention of lower cost savings accounts and other core deposits; and (vii) lengthening liabilities and locking in lower borrowing rates with longer terms whenever possible.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2018, the Corporation’s interest-earning assets maturing or repricing within one year totaled $223.8 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $193.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $30.7 million or 3.4% of total assets. At December 31, 2018, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 115.8%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2018 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months or less	Six months to one year	One to three years		Three to four years	Over four years	Total
Total interest-earning assets	$148,056	$75,793	$223,600		$82,045	$300,603	$830,097

Total interest-bearing liabilities	104,102	89,096	294,551		51,463	116,290	655,502

Interest rate sensitivity gap	$43,954	$(13,303)	$(70,951)		$30,582	$184,313	$174,595

Cumulative rate sensitivity gap	$43,954	$30,651	$(40,300)		$(9,718)	$174,595

Ratio of gap during the period to total interest earning assets	5.30%	(1.60% )	(8.55%	)	3.68%	22.20%

Ratio of cumulative gap to total interest earning assets	5.30%	3.69%	(4.85%	)	(1.17% )	21.03%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2018 and 2017, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2018 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2018 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP		-200 BP
2018 Net interest income - increase (decrease)	0.26%	0.30%	(0.15%	)	(3.98%	)

2017 Net interest income - increase (decrease)	0.78%	0.90%	0.55%		(2.96%	)

The expected increase in 2017 and 2018 net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having an excess of immediately repricing interest-earning assets over immediately repricing interest-bearing liabilities.

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

Capital Resources

Total stockholders’ equity increased $20.9 million, or 35.4%, to $80.0 million at December 31, 2018 from $59.1 million at December 31, 2017 primarily due to $15.6 million of common stock and $4.2 million of preferred stock issued in connection with the acquisition of CFB. Net income of $4.2 million in 2018 represented a decrease in earnings of $66,000, or 1.5%, compared to 2017. The Corporation’s capital to assets ratio increased to 8.9% at December 31, 2018 from 7.9% at December 31, 2017.

While continuing to sustain a strong capital position, dividends on common stock increased to $2.7 million in 2018 from $2.4 million in 2017. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 41% of registered shareholder accounts active in the plan at December 31, 2018. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2018, the Bank was in excess of all regulatory capital requirements. See Note 10 on page F-25 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2018, the Corporation used its sources of funds primarily to fund loan commitments. As of December 31, 2018, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $104.5 million, and standby letters of credit totaling $1.0 million, net of cash collateral maintained by the Bank. The Bank has established policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of borrowings.

At December 31, 2018, time deposits amounted to $221.6 million, or 29.1%, of the Corporation’s total consolidated deposits, including approximately $71.5 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2018, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $167.7 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.28 and $0.27 per common share for each of the four quarters of 2018 and 2017, respectively. On February 22, 2019, the Corporation declared a quarterly dividend of $0.29 per common share payable on March 22, 2019 to shareholders of record on March 4, 2019. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Other-than-temporary impairment. Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery.

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2018, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2018, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2018, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2018.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 24, 2019 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2018 with respect to shares of common stock that may be issued under our 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	0	$—	126,216

Equity compensation plans not approved by security holders	0	—	0

Total	0	$—	126,216

(1) The 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 50,650 shares of restricted stock have been granted at December 31, 2018.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2)	Financial Statements and Schedules:

(i) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Emclaire Financial Corp (1)
3.2	Bylaws of Emclaire Financial Corp (2)
4.0	Specimen Common Stock Certificate of Emclaire Financial Corp (3)
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015*
10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.4	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015*
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015 (6)*
10.7	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.8	Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015*
10.9

First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (6)*

10.10	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A Roxbury, dated as of November 18, 2015 (6)*
10.11	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (6)*
10.12	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees (7)*
10.13	Farmers National Bank Deferred Compensation Plan (8)*
10.14	Emclaire Financial Corp 2007 Stock Incentive Plan and Trust (9)*
11.0	Emclaire Financial Corp 2014 Stock Incentive Plan (10)*
11.1	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (11)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (12)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2017.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2019.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 23, 2007.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 22, 2019	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 22, 2019
Director
(Principal Executive Officer)
Date:	March 22, 2019

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 22, 2019	Date:	March 22, 2019

By:	/s/ James M. Crooks	By:	/s/ Henry H. Deible
	James M. Crooks		Henry H. Deible
	Director		Director
Date:	March 22, 2019	Date:	March 22, 2019

By:	/s/ Henry H. Deible II	By:	/s/ Robert W. Freeman
	Henry H. Deible II		Robert W. Freeman
	Director		Director
Date:	March 22, 2019	Date:	March 22, 2019

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director
Date:	March 22, 2019	Date:	March 22, 2019

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 22, 2019	Date:	March 22, 2019

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 22, 2019

Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Emclaire Financial Corp

Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp (the "Corporation") as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Corporation's auditor since 2010.

Cleveland, Ohio
March 22, 2019

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$3,623	$3,072
Interest earning deposits with banks	14,070	11,302
Total cash and cash equivalents	17,693	14,374
Securities-available for sale	97,718	99,350
Securities-equity investments	7	1,817
Loans held for sale	-	504
Loans receivable, net of allowance for loan losses of $6,508 and $6,127	708,664	577,234
Federal bank stocks, at cost	6,351	4,662
Bank-owned life insurance	14,881	11,724
Accrued interest receivable	2,570	2,217
Premises and equipment, net	18,911	18,010
Goodwill	19,448	10,288
Core deposit intangible, net	1,423	481
Prepaid expenses and other assets	11,209	9,423
Total Assets	$898,875	$750,084
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$148,893	$126,263
Interest bearing	612,653	528,380
Total deposits	761,546	654,643
Short-term borrowed funds	12,850	2,500
Long-term borrowed funds	32,500	23,500
Accrued interest payable	495	413
Accrued expenses and other liabilities	11,476	9,937
Total Liabilities	818,867	690,993
Commitments and Contingent Liabilities (Note 11)
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million and $0 liquidation value, 286,888 shares and no shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million and $0 liquidation value, 133,705 shares and no shares issued and outstanding	4,206	-
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,800,729 and 2,373,156 shares issued; 2,698,712 and 2,271,139 shares outstanding, respectively	3,501	2,966
Additional paid-in capital	46,401	31,031
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	34,371	32,726
Accumulated other comprehensive loss	(6,357)	(5,518)
Total Stockholders' Equity	80,008	59,091
Total Liabilities and Stockholders' Equity	$898,875	$750,084

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2018	2017
Interest and dividend income
Loans receivable, including fees	$28,028	$23,738
Securities:
Taxable	1,792	1,615
Exempt from federal income tax	560	570
Federal bank stocks	298	242
Deposits with banks	284	235
Total interest and dividend income	30,962	26,400
Interest expense
Deposits	4,724	3,275
Short-term borrowed funds	209	130
Long-term borrowed funds	453	1,088
Total interest expense	5,386	4,493
Net interest income	25,576	21,907
Provision for loan losses	1,280	903
Net interest income after provision for loan losses	24,296	21,004
Noninterest income
Fees and service charges	2,031	1,749
Net gain (loss) on sales of available for sale securities	(9)	346
Net gain on sales of loans	19	248
Other than temporary impairment loss	-	(508)
Earnings on bank-owned life insurance	401	412
Gain on bargain purchase	-	1,316
Other	1,766	1,459
Total noninterest income	4,208	5,022
Noninterest expense
Compensation and employee benefits	10,320	9,258
Premises and equipment	3,165	2,975
Intangible asset amortization	266	246
Professional fees	969	841
Federal deposit insurance	533	443
Acquisition costs	3,592	1,119
Other	4,815	4,753
Total noninterest expense	23,660	19,635
Income before provision for income taxes	4,844	6,391
Provision for income taxes	633	2,114
Net income	4,211	4,277
Preferred stock dividends	91	-
Net income available to common stockholders	$4,120	$4,277

Earnings per common share
Basic	$1.73	$1.95
Diluted	$1.72	$1.93

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2018	2017
Net income	$4,211	$4,277

Other comprehensive loss
Unrealized gains/(losses) on securities:
Unrealized holding gain (loss) arising during the period	(833)	6
Reclassification adjustment for other than temporary impairment included in net income	-	508
Reclassification adjustment for gains included in net income	9	(346)
Other comprehensive loss on securities, before tax adjustment	(824)	168
Tax effect	173	(56)
Net of tax	(651)	112

Defined benefit pension plans:
Net loss arising during the period	(253)	(588)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	252	239
Other comprehensive loss on defined benefit plan, before tax adjustment	(1)	(349)
Tax effect	0	73
Net of tax	(1)	(276)

Total other comprehensive loss	(652)	(164)
Comprehensive income	$3,559	$4,113

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2017	$-	$-	$2,818	$27,900	$(2,114)	$29,960	$(4,491)	$54,073
Net income	-	-	-	-	-	4,277	-	4,277
Other comprehensive loss	-	-	-	-	-	-	(164)	(164)
Stock compensation expense	-	-	-	230	-	-	-	230
Exercise of stock options (53,586 shares)	-	-	67	1,308	-	-	-	1,375
Issuance of common stock (58,445 shares)	-	-	73	1,601	-	-	-	1,674
Issuance of common stock for restricted stock awards (6,750 shares)	-	-	8	(8)	-	-	-	-
Reclassification of disproportionate tax effects	-	-	-	-	-	863	(863)	-
Cash dividends declared on common stock ($1.08 per share)	-	-	-	-	-	(2,374)	-	(2,374)
Balance at December 31, 2017	$-	$-	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091

Balance at January 1, 2018, as previously presented	$-	$-	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	-	-	-	-	-	187	(187)	-
Balance at January 1, 2018, as adjusted	$-	$-	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	-	-	-	-	-	4,211	-	4,211
Other comprehensive loss	-	-	-	-	-	-	(652)	(652)
Stock compensation expense	-	-	-	-	-	-	-	-
Issuance of preferred stock (Series C - 286,888 shares)	287	2,582	-	-	-	-	-	2,869
Issuance of preferred stock (Series D - 133,705 shares)	134	1,203	-	-	-	-	-	1,337
Cash dividends declared on preferred stock (Series C - $0.225 per share)	-	-	-	-	-	(64)	-	(64)
Cash dividends declared on preferred stock (Series D - $0.20 per share)	-	-	-	-	-	(27)	-	(27)
Stock compensation expense	-	-	-	269	-	-	-	269
Issuance of common stock (419,173 shares)	-	-	524	15,112	-	-	-	15,636
Issuance of common stock for restricted stock awards (8,400 shares)	-	-	11	(11)	-	-	-	-
Cash dividends declared on common stock ($1.12 per share)	-	-	-	-	-	(2,662)	-	(2,662)
Balance at December 31, 2018	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	For the year ended
	December 31,
	2018	2017

Cash flows from operating activities
Net income	$4,211	$4,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,172	1,163
Provision for loan losses	1,280	903
Amortization/accretion of premiums, discounts and deferred costs and fees, net	63	488
Amortization of intangible assets and mortgage servicing rights	321	295
Securities impairment loss recognized in earnings	-	508
Realized loss (gains) on sales of debt securities, net	9	(346)
Change in fair value of equity securities, including realized gains	(500)	-
Net gains on sales of loans	(19)	(248)
Net loss (gain) on foreclosed real estate	34	(32)
Net loss on sale of premises and equipment	108	16
Loans originated for sale	(5,329)	(5,783)
Proceeds from the sale of loans originated for sale	5,906	6,007
Write-down of foreclosed real estate	266	-
Restricted stock and stock option compensation	269	230
Increase in bank-owned life insurance, net	(340)	(334)
Increase in accrued interest receivable	(65)	(299)
Decrease in deferred taxes	234	691
(Increase) decrease in prepaid expenses and other assets	(1,187)	1,055
Increase in accrued interest payable	21	168
Increase in accrued expenses and other liabilities	158	771
Gain on bargain purchase	-	(1,316)
Net cash provided by operating activities	6,612	8,214
Cash flows from investing activities
Loan originations and principal collections, net	(24,474)	(47,231)
Proceeds from sales of loans held for sale previously classified as portfolio loans	2,355	1,790
Available for sale securities:
Sales	11,482	18,360
Maturities, repayments and calls	10,615	11,453
Purchases	(19,145)	(29,474)
Net cash received for acquisition	1,557	2,517
Net change in federal bank stocks	(1,499)	210
Proceeds from the sale of bank premises and equipment	155	5
Purchases of premises and equipment	(885)	(204)
Proceeds from the sale of foreclosed real estate	395	210
Net cash used in investing activities	(19,444)	(42,364)
Cash flows from financing activities
Net increase in deposits	754	49,955
Proceeds from long-term debt	15,000	5,000
Repayments on long-term debt	(6,000)	(16,000)
Net change in short-term borrowings	9,150	(7,000)
Proceeds from exercise of stock options	-	1,375
Dividends paid	(2,753)	(2,374)
Net cash provided by financing activities	16,151	30,956
Net increase (decrease) in cash and cash equivalents	3,319	(3,194)
Cash and cash equivalents at beginning of period	14,374	17,568
Cash and cash equivalents at end of period	$17,693	$14,374
Supplemental information:
Interest paid	$5,304	$4,319
Income taxes paid	830	1,325
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	904	379
Transfers from portfolio loans to loans held for sale	2,409	2,202
Equity securities retired as a result of business combination	931	-

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

Securities Available for Sale. Debt securities are classified as available for sale when they might be sold before maturity. Debt securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities with readily determinable fair values are classified as available for sale.  Equity securities are also carried at fair value, however, the holding gains or losses are reported in net income.

Interest income from securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level yield method over the term of the securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates debt securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic, market or other concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost through earnings. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of collateral. For TDRs that subsequently default, the Corporation determines the amount of reserves in accordance with accounting policies for the allowance for loan losses.

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $701,000 and $492,000 at December 31, 2018 and 2017, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $811,000 and $948,000 at December 31, 2018 and 2017, respectively.

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

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

Newly Issued Not Yet Effective Accounting Standards.  In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods therein. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented.  Upon adoption of this ASU, the Corporation has estimated the right-of-use asset and lease liability to be approximately $1.7 million and does not expect the adoption to have any material impact to net income.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management is currently in the developmental stages of collecting available historical information and has established a working group to assess the information available to determine the impact of the adoption of ASU 2016-13 on the Corporation's financial statements.  The Corporation is currently unable to reasonably estimate the impact of adoption, but expects that the impact of adoption could result in changes in the level of allowance for credit losses, shareholders' equity and regulatory capital based on the composition of the assets within the scope and prevailing economic conditions and forecasts as of the adoption date.  The Corporation plans to perform several parallel runs of the new methodology in 2019 prior to the adoption of the ASU.

In January 2017, FASB ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation has goodwill from prior and current year business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Corporation's most recent annual impairment assessment determined that the Corporation's goodwill was not impaired. Although the Corporation cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Corporation's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In March 2017, the FASB issued ASU 2017-08, “Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Corporation is currently evaluating the potential impact of ASU 2017-08 on its financial statements and disclosures.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permit an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permit an entity to measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Corporation currently does not have derivative or hedging instruments so this guidance will have no impact on consolidated financial statements.

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

Adoption of New Accounting Policies.  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities.  The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contract with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.  The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.  The Corporation has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits and electronic banking fees are within the scope of this ASU.  Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements.  See Note 21 for further detail related to the adoption of this standard.

In January 2016, the FASB issued ASU 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting in other comprehensive income the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-1 also eliminates the disclosure of assumptions used to estimate fair value for financial instruments measured at amortized cost and requires use of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-1 was effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 did not have a material impact on the Corporation's financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force”. ASU 2016-15 clarifies the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance was effective for fiscal years beginning after December 15, 2017.  The adoption of ASU 2016-15 did not have an impact on the Corporation's financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of the guidance did not have a material impact on the consolidated financial statements.

2.	Securities

Equity Securities. The Corporation held equity securities with fair values of $7,000 and $1.8 million as of December 31, 2018 and 2017, respectively.  Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets.  During 2018, the Corporation recognized a loss of $10,000 on the equity securities held at December 31, 2018.  During 2018, the Corporation sold $1.3 million of equity securities with a realized net loss of $43,000.  On October 1, 2018 the Corporation acquired Community First Bancorp, Inc. (CFB).  At the time of the acquisition, the Corporation held 18,000 shares of CFB's common stock which were retired resulting in a realized gain of $690,000.

Debt Securities - Available for Sale. The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
December 31, 2018:
U.S. Treasury and federal agency	$4,532	$-	$(87)	$4,445
U.S. government sponsored entities and agencies	17,052	30	(299)	16,783
U.S. agency mortgage-backed securities: residential	27,666	-	(490)	27,176
U.S. agency collateralized mortgage obligations: residential	19,440	34	(810)	18,664
State and political subdivisions	22,943	13	(224)	22,732
Corporate debt securities	8,006	9	(97)	7,918
Total securities available-for-sale	$99,639	$86	$(2,007)	$97,718

December 31, 2017:
U.S. Treasury and federal agency	$4,541	$-	$(69)	$4,472
U.S. government sponsored entities and agencies	14,136	2	(212)	13,926
U.S. agency mortgage-backed securities: residential	20,904	7	(153)	20,758
U.S. agency collateralized mortgage obligations: residential	22,607	25	(708)	21,924
State and political subdivisions	29,249	87	(96)	29,240
Corporate debt securities	9,009	38	(17)	9,030
Total securities available-for-sale	$100,446	$159	$(1,255)	$99,350

Securities with carrying values of $20.6 million and $21.8 million as of December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Notes to Consolidated Financial Statements

2.	Securities (continued)

Gains on sales of available for sale debt securities for the years ended December 31 were as follows:

(Dollar amounts in thousands)	2018	2017
Proceeds	$11,482	$18,360
Gains	17	350
Losses	(26)	(4)
Tax (benefit) provision related to gains (21%, 34%)	(2)	118

During 2017, management determined that an other than temporary impairment existed on a corporate debt security due to deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest. This security was written down to its fair market value and the resulting impairment loss of $508,000 was recognized in earnings.

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2018. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,924	$1,918
Due after one year through five years	31,969	31,517
Due after five through ten years	15,893	15,747
Due after ten years	2,747	2,696
Mortgage-backed securities: residential	27,666	27,176
Collateralized mortgage obligations: residential	19,440	18,664
Total	$99,639	$97,718

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2018:
U.S. Treasury and federal agency	$-	$-	$4,445	$(87)	$4,445	$(87)
U.S. government sponsored entities and agencies	2,472	(30)	10,337	(269)	12,809	(299)
U.S. agency mortgage-backed securities: residential	19,483	(297)	7,693	(193)	27,176	(490)
U.S. agency collateralized mortgage obligations: residential	1,443	(5)	15,388	(805)	16,831	(810)
State and political subdivisions	7,061	(67)	10,083	(157)	17,144	(224)
Corporate debt securities	962	(38)	2,448	(59)	3,410	(97)
Total	$31,421	$(437)	$50,394	$(1,570)	$81,815	$(2,007)
December 31, 2017:
U.S. Treasury and federal agency	$-	$-	$4,472	$(69)	$4,472	$(69)
U.S. government sponsored entities and agencies	3,447	(42)	8,975	(170)	12,422	(212)
U.S. agency mortgage-backed securities: residential	9,659	(48)	6,581	(105)	16,240	(153)
U.S. agency collateralized mortgage obligations: residential	954	(16)	19,147	(692)	20,101	(708)
State and political subdivisions	10,510	(60)	3,487	(36)	13,997	(96)
Corporate debt securities	2,992	(16)	999	(1)	3,991	(17)
Total	$27,562	$(182)	$43,661	$(1,073)	$71,223	$(1,255)

Notes to Consolidated Financial Statements

2.	Securities (continued)

Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic, market or other conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Corporation intends to sell an impaired security, or if it is more likely than not the Corporation will be required to sell the security before its anticipated recovery, the Corporation records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss on debt securities is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

There were 112 debt securities in an unrealized loss position as of December 31, 2018, of which 80 were in an unrealized loss position for more than 12 months. Of these 112 securities, 45 were state and political subdivisions securities, 25 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 18 were mortgage-backed securities, 12 were U.S. government sponsored entities and agencies securities, 7 were corporate securities and 5 were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2018 to be other-than-temporarily impaired.

3.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

	December 31,	December 31,
(Dollar amounts in thousands)	2018	2017
Mortgage loans on real estate:
Residential first mortgages	$295,405	$221,823
Home equity loans and lines of credit	103,752	99,940
Commercial real estate	238,734	193,068
Total	637,891	514,831
Other loans:
Commercial business	66,009	58,941
Consumer	11,272	9,589
Total	77,281	68,530
Total loans, gross	715,172	583,361
Less allowance for loan losses	6,508	6,127
Total loans, net	$708,664	$577,234

Included in total loans above are net deferred costs of $2.2 million and $1.5 million at December 31, 2018 and 2017, respectively.

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

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2018	2017
Balance at the beginning of the year	$6,127	$5,545
Provision for loan losses	1,280	903
Charge-offs	(989)	(366)
Recoveries	90	45
Balance at the end of the year	$6,508	$6,127

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2018 and 2017:

		Home Equity
	Residential	& Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2018:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(71)	(155)	(484)	-	(279)	(989)
Recoveries	3	14	48	1	24	90
Provision	176	143	789	(86)	258	1,280
Ending Balance	$2,198	$648	$3,106	$500	$56	$6,508

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$12	$-	$-	$-	$-	$12
Acquired loans	-	-	-	-	-	-
Collectively evaluated for impairment	2,186	648	3,106	500	56	6,496
Total	$2,198	$648	$3,106	$500	$56	$6,508

Total loans:
Individually evaluated for impairment	$389	$6	$34	$39	$-	$468
Acquired loans	72,654	13,750	56,690	12,974	3,306	159,374
Collectively evaluated for impairment	222,362	89,996	182,010	52,996	7,966	555,330
Total	$295,405	$103,752	$238,734	$66,009	$11,272	$715,172

At December 31, 2017:
Beginning Balance	$1,846	$633	$2,314	$700	$52	$5,545
Charge-offs	(40)	(114)	(127)	(14)	(71)	(366)
Recoveries	-	23	8	2	12	45
Provision	284	104	558	(103)	60	903
Ending Balance	$2,090	$646	$2,753	$585	$53	$6,127

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$-	$-	$-	$-	$7
Acquired loans	-	-	-	-	-	-
Collectively evaluated for impairment	2,083	646	2,753	585	53	6,120
Total	$2,090	$646	$2,753	$585	$53	$6,127

Total loans:
Individually evaluated for impairment	$425	$8	$914	$569	$-	$1,916
Acquired loans	20,300	10,873	27,404	1,451	2,893	62,921
Collectively evaluated for impairment	201,098	89,059	164,750	56,921	6,696	518,524
Total	$221,823	$99,940	$193,068	$58,941	$9,589	$583,361

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2018 and 2017, there was no allowance for loan losses allocated to loans acquired in the acquisition of CFB in October 2018, Northern Hancock Bank and Trust Co. (NHB) in September 2017 (see Note 20).

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
Impaired Loans with Specific Allowance
For the year ended
	As of December 31, 2018			December 31, 2018
					Interest	Cash Basis
	Unpaid			Average	Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$74	$74	$12	$74	$2	$2
Home equity and lines of credit	6	6	-	7	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$80	$80	$12	$81	$2	$2

	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2018		December 31, 2018
				Interest	Cash Basis
	Unpaid		Average	Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$427	$315	$334	$5	$5
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	34	34	768	156	73
Commercial business	39	39	248	74	74
Consumer	-	-	-	-	-
Total	$500	$388	$1,350	$235	$152

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
				For the year ended
	As of December 31, 2017			December 31, 2017
					Interest	Cash Basis
	Unpaid			Average	Income	Interest
	Principal	Recorded	Related	Recorded	Recognized	Recognized
	Balance	Investment	Allowance	Investment	in Period	in Period

Residential first mortgages	$75	$75	$7	$88	$3	$3
Home equity and lines of credit	8	8	-	2	-	-
Commercial real estate	-	-	-	111	-	-
Commercial business	-	-	-	118	-	-
Consumer	-	-	-	-	-	-
Total	$83	$83	$7	$319	$3	$3

	Impaired Loans with No Specific Allowance
			For the year ended
	As of December 31, 2017		December 31, 2017
				Interest	Cash Basis
	Unpaid		Average	Income	Interest
	Principal	Recorded	Recorded	Recognized	Recognized
	Balance	Investment	Investment	in Period	in Period

Residential first mortgages	$461	$350	$289	$8	$8
Home equity and lines of credit	-	-	-	-	-
Commercial real estate	1,089	914	855	3	3
Commercial business	569	569	498	3	3
Consumer	-	-	-	-	-
Total	$2,119	$1,833	$1,642	$14	$14

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

At December 31, 2018 and 2017, the Corporation had $394,000 and $433,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2018 and 2017, the Corporation had $12,000 and $7,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2018, the Corporation did not modify any loans as TDRs.  During the year ended December 31, 2017, the Corporation modified one residential mortgage loan with a recorded investment of $323,000 due to a bankruptcy order. At December 31, 2017, the Corporation did not have any allowance for loan losses allocated to this specific loan. The modification did not have a material impact on the Corporation’s income statement during the period.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the year ended December 31, 2018 and 2017, there were no loans classified as TDRs which defaulted within twelve months of their modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2018 and 2017:

(Dollar amounts in thousands)
			Special
	Not Rated	Pass	Mention	Substandard	Doubtful	Total
December 31, 2018:
Residential first mortgages	$293,919	$-	$-	$1,486	$-	$295,405
Home equity and lines of credit	102,869	-	-	883	-	103,752
Commercial real estate	-	222,335	5,942	10,457	-	238,734
Commercial business	-	62,022	542	3,445	-	66,009
Consumer	11,157	-	-	115	-	11,272
Total	$407,945	$284,357	$6,484	$16,386	$-	$715,172

December 31, 2017:
Residential first mortgages	$220,730	$-	$-	$1,093	$-	$221,823
Home equity and lines of credit	98,946	-	-	994	-	99,940
Commercial real estate	-	182,460	2,744	7,864	-	193,068
Commercial business	-	56,960	477	1,504	-	58,941
Consumer	9,443	-	-	146	-	9,589
Total	$329,119	$239,420	$3,221	$11,601	$-	$583,361

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2018 and 2017:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing	Accruing	Accruing	Accruing
	Loans Not	30-59 Days	60-89 Days	90 Days +		Total
	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Loans
December 31, 2018:
Residential first mortgages	$289,732	$3,586	$747	$485	$855	$295,405
Home equity and lines of credit	101,920	707	351	287	487	103,752
Commercial real estate	232,865	5,013	231	19	606	238,734
Commercial business	65,538	50	247	-	174	66,009
Consumer	10,961	160	36	-	115	11,272
Total loans	$701,016	$9,516	$1,612	$791	$2,237	$715,172

December 31, 2017:
Residential first mortgages	$218,515	$1,936	$357	$159	$856	$221,823
Home equity and lines of credit	98,112	598	370	334	526	99,940
Commercial real estate	190,451	1,026	430	197	964	193,068
Commercial business	58,058	74	225	-	584	58,941
Consumer	9,162	273	81	-	73	9,589
Total loans	$574,298	$3,907	$1,463	$690	$3,003	$583,361

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2018 and 2017:

(Dollar amounts in thousands)
	Not	30-59 Days	60-89 Days	90 Days +	Total
	Past Due	Past Due	Past Due	Past Due	Loans

December 31, 2018:
Residential first mortgages	$335	$-	$74	$446	$855
Home equity and lines of credit	6	-	-	481	487
Commercial real estate	111	265	-	230	606
Commercial business	-	-	39	135	174
Consumer	-	-	-	115	115
Total loans	$452	$265	$113	$1,407	$2,237

December 31, 2017:
Residential first mortgages	$366	$-	$75	$415	$856
Home equity and lines of credit	8	-	-	518	526
Commercial real estate	341	-	-	623	964
Commercial business	569	-	-	15	584
Consumer	-	-	-	73	73
Total loans	$1,284	$-	$75	$1,644	$3,003

Notes to Consolidated Financial Statements

4.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $5.0 million and $1.3 million, respectively, at December 31, 2018, and $3.3 million and $1.3 million, respectively, at December 31, 2017.

5.	Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2018	2017
Land	$5,129	$4,986
Buildings and improvements	15,008	14,328
Leasehold improvements	1,519	1,056
Furniture, fixtures and equipment	9,157	8,506
Software	3,347	3,272
Construction in progress	576	517
Total	34,736	32,665
Less: accumulated depreciation and amortization	15,825	14,655
Net premises and equipment	$18,911	$18,010

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 were $1.2 million and $1.2 million, respectively.

Rent expense under non-cancelable operating lease agreements for the years ended December 31, 2018 and 2017 was $208,000 and $234,000, respectively. Rent commitments under non-cancelable operating lease agreements for certain branch offices for the years ended December 31, are as follows, before considering renewal options that are generally present:

(Dollar amounts in thousands)	Amount
2019	$214
2020	195
2021	163
2022	134
2023	124
Thereafter	267
Total	$1,097

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,448	$-	$10,288	$-
Core deposit intangibles	5,634	4,211	4,426	3,945
Total	$25,082	$4,211	$14,714	$3,945

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets (continued)

Goodwill resulted from five acquisitions. During 2018, the Corporation recorded $9.2 million of goodwill related to the acquisition of CFB (see Note 20). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded in 2018 or 2017. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $266,000 and $246,000 in 2018 and 2017, respectively.

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows:

(Dollar amounts in thousands)	Amortization
Expense
2019	$176
2020	164
2021	154
2022	149
2023	149
Thereafter	631
Total	$1,423

7.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $5.3 million and $5.1 million at December 31, 2018 and 2017, respectively. During 2018, there was $453,000 in principal additions as a result of the additional directors subsequent to the acquisition of Community First Bancorp, Inc.  Total principal reductions associated with these loans were $112,000. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2018 and 2017 totaled $3.2 million and $3.6 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business. During 2018, one director was paid an immaterial amount for consulting services. The Corporation did not pay directors or their affiliates for any such services in 2017.

8.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2018			2017
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$148,893	19.6%	—	$126,263	19.3%
Interest bearing demand deposits	0.52%	391,054	51.4%	0.44%	357,693	54.6%
Time deposits	1.84%	221,599	29.1%	1.58%	170,687	26.1%
Total	0.80%	$761,546	100.0%	0.65%	$654,643	100.0%

Notes to Consolidated Financial Statements

8.	Deposits (continued)

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	%
2019	$71,493	32.3%
2020	47,799	21.5%
2021	42,734	19.3%
2022	11,588	5.2%
2023	33,410	15.1%
Thereafter	14,575	6.6%
Total	$221,599	100.0%

The Corporation had a total of $61.2 million and $39.0 million in time deposits of $250,000 or more at December 31, 2018 and 2017, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2018 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$4,367
Over three months to six months	3,891
Over six months to twelve months	9,183
Over twelve months	43,744
Total	$61,185

9.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2018			2017
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$12,850	$5,660	3.70%	$2,500	$4,588	2.82%
Long-term borrowed funds	32,500	18,590	2.43%	23,500	35,949	3.03%
Total	$45,350	$24,250		$26,000	$40,537

Short-term borrowed funds at December 31, 2018 consisted of $10.8 million in overnight advances with a rate of 2.62% and $2.1 million outstanding on a $7.0 million unsecured line of credit with a correspondent bank with a rate of 5.75%, compared to $2.5 million outstanding on a $6.0 million unsecured line of credit with a correspondent bank with a rate of 4.75% at December 31, 2017.

Long-term borrowed funds at December 31, 2018 consisted of six $5.0 million FHLB term advances totaling $30.0 million, maturing between 2019 and 2023 and having fixed interest rates between 1.94% and 2.85%. This compares to four $5.0 million FHLB advances totaling $20.0 million at December 31, 2017. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2018 totaled $343.2 million. In addition, the Corporation has a five year unsecured term advance with a correspondent bank. The term advance has a fixed rate of 4.75% and principal payments of $250,000 are due on the first day of each quarter until maturity. At December 31, 2018 and 2017, the outstanding balance on this term advance was $2.5 million and $3.5 million, respectively.

Notes to Consolidated Financial Statements

9.	Borrowed Funds (continued)

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2019	$17,850
2020	5,000
2021	12,500
2022	—
2023	10,000
Thereafter	—
Total	$45,350

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $40.8 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $134.8 million at December 31, 2018 was $167.7 million. In addition, the Corporation has $4.9 million of funds available on a line of credit through a correspondent bank.

10.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2018, $3.9 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $6.0 million. During 2018, the Corporation paid off a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments. At December 31, 2017, the Corporation had an outstanding balance on this line of $1.0 million.

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

In 2018, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $1 billion to $3 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 was 1.875% and was 1.25% for 2017. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of December 31, 2018, the Bank meets all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

10.	Regulatory Matters (continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$76,344	12.93%	$64,221	12.96%
For capital adequacy purposes	47,252	8.00%	39,630	8.00%
To be well capitalized	59,065	10.00%	49,537	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$69,836	11.82%	$58,088	11.73%
For capital adequacy purposes	35,439	6.00%	29,722	6.00%
To be well capitalized	47,252	8.00%	39,630	8.00%
Common equity Tier 1 capital to risk-weighted assets:
Actual	$69,836	11.82%	$58,088	11.73%
For capital adequacy purposes	26,579	4.50%	22,292	4.50%
To be well capitalized	38,393	6.50%	32,199	6.50%
Tier 1 capital to average assets:
Actual	$69,836	7.95%	$58,088	7.71%
For capital adequacy purposes	35,126	4.00%	30,117	4.00%
To be well capitalized	43,908	5.00%	37,647	5.00%

11.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2018	2017
Current	$298	$1,423
Deferred	335	691
Total	$633	$2,114

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 is as follows:

(Dollar amounts in thousands)	2018		2017
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,017	21.0%	$2,173	34.0%
Increase (decrease) resulting from:
Tax free gain on bargain purchase	-	-	(447)	(7.0%)
Tax free gain on retirement of CMFP shares	(145)	(3.0%)	-	-
Tax free interest, net of disallowance	(234)	(4.8%)	(446)	(7.0%)
Earnings on bank-owned life insurance	(71)	(1.5%)	(113)	(1.8%)
Federal tax rate change	-	-	827	12.9%
Other, net	66	1.4%	120	2.0%
Provision	$633	13.1%	$2,114	33.1%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,351	$1,287
Funded status of pension plan	1,287	1,286
Net unrealized loss on securities	401	180
Deferred compensation	391	272
Accrued incentive compensation	148	136
Nonaccrual loan interest income	75	53
Securities impairment	70	199
Stock compensation	69	77
Business combination adjustments	-	38
Other	17	35
Gross deferred tax assets	3,809	3,563
Deferred tax liabilities:
Accrued pension liability	1,044	939
Depreciation	619	652
Deferred loan fees and costs	461	307
Intangible assets	215	204
Business combination adjustments	68	-
Other	53	52
Gross deferred tax liabilities	2,460	2,154
Net deferred tax asset	$1,349	$1,409

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

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the Act) was signed into law. The Act reduced the corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. As a result, the Corporation was required to re-measure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the Corporation's net deferred tax asset resulted in additional income tax expense in 2017 of $827,000.

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

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

The Corporation completed the calculation for the provisional item with the completion of the 2017 tax return.  The impact of the completed calculation did not result in a material re-measurement of the deferred tax liability so nothing was recorded in 2018.

At December 31, 2018 and December 31, 2017, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax, a capital-based franchise tax in the Commonwealth of Pennsylvania as well as a corporate income tax in West Virginia based on earnings derived from business activity in the state. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2015.

Notes to Consolidated Financial Statements

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$10,159	$9,331
Actual return on plan assets	(479)	1,218
Employer contribution	500	-
Benefits paid	(698)	(390)
Fair value of plan assets at end of year	9,482	10,159
Change in benefit obligation:
Benefit obligation at beginning of year	11,801	10,609
Interest cost	423	438
Actuarial loss	85	71
Effect of change in assumptions	(983)	1,073
Benefits paid	(698)	(390)
Benefit obligation at end of year	10,628	11,801
Funded status (plan assets less benefit obligation)	$(1,146)	$(1,642)
Amounts recognized in accumulated other comprehensive loss consists of:
Accumulated net actuarial loss	$6,126	$6,125
Accumulated prior service benefit	-	-
Amount recognized, end of year	$6,126	$6,125

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 15:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
Description	Total	Assets	Inputs
December 31, 2018:
Money markets	$77	$77	$-	$-
Mutual funds - debt	4,183	4,183	-	-
Mutual funds - equity	4,373	4,373	-	-
Emclaire stock	849	849	-	-
	$9,482	$9,482	$-	$-
December 31, 2017:
Money markets	$720	$720	$-	$-
Mutual funds - debt	3,368	3,368	-	-
Mutual funds - equity	5,221	5,221	-	-
Emclaire stock	850	850	-	-
	$10,159	$10,159	$-	$-

There were no transfers between Level 1 and Level 2 during 2018.

The accumulated benefit obligation for the defined benefit pension plan was $10.6 million and $11.8 million at December 31, 2018 and 2017, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2018	2017
Interest cost	$423	$438
Expected return on plan assets	(672)	(661)
Amortization of prior service beneft and net loss	252	239
Net periodic pension benefit	3	16
Amortization of prior service benefit and net loss	(252)	(239)
Net loss	253	588
Total recognized in other comprehensive loss	1	349
Total recognized in net periodic benefit and other comprehensive loss	$4	$365

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $253,000 as of December 31, 2018.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2018	2017
Discount rate for net periodic benefit cost	3.62%	4.19%
Discount rate for benefit obligations	4.26%	3.62%
Expected rate of return on plan assets	6.75%	7.25%

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The Corporation’s pension plan asset allocation at December 31, 2018 and 2017, target allocation for 2019, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2019	2018	2017	2018
Equity securities	55%	55%	56%	5.02%
Debt securities	37%	44%	37%	1.70%
Money markets	8%	1%	7%	0.03%
	100%	100%	100%	6.75%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2019.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2019	$397
2020	444
2021	448
2022	490
2023	493
2024-2028	2,718
Thereafter	5,638
Benefit Obligation	$10,628

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2018 and 2017, matching contributions were $235,000 and $206,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2018 and 2017, the Corporation made profit sharing contributions of $124,000 and $109,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2018 and 2017, the Corporation’s SERP liability was $1.8 million and $1.2 million, respectively. For the years ended December 31, 2018 and 2017, the Corporation recognized expense of $156,000 and $167,000, respectively, related to the SERP.

Notes to Consolidated Financial Statements

14.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 37,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

During 2018 and 2017, the Corporation granted restricted stock awards of 14,750 and 13,250 shares, respectively, with a face value of $456,000 and $416,000, respectively, based on the weighted-average grant date stock prices of $30.90 and $31.37, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation. There were no stock options granted during 2018 or 2017. For the year ended December 31, 2018 and 2017 the Corporation recognized $269,000 and $230,000, respectively, in stock compensation expense.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2018, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-date Fair Value
Nonvested at January 1, 2018	33,400	$27.70
Granted	14,750	30.90
Vested	(8,400)	23.53
Forfeited	(2,500)	27.17
Nonvested as of December 31, 2018	37,250	$29.94

As of December 31, 2018, there was $785,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years.

15.	Fair Values of Financial Instruments

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement.  There are three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Debt securities available for sale, equity securities – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt and equity securities held by the Corporation. The Level 3 corporate debt securities consist of certain subordinated notes which are priced a par because management has determined that the par value approximates the fair value of these instruments. The Level 3 equity security valuations were supported by an analysis prepared by the Corporation which relies on inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2018:
Securities available for sale
U.S. Treasury and federal agency	$4,445	$4,445	$-	$-
U.S. government sponsored entities and agencies	16,783	-	16,783	-
U.S. agency mortgage-backed securities: residential	27,176	-	27,176	-
U.S. agency collateralized mortgage obligations: residential	18,664	-	18,664	-
State and political subdivision	22,732	-	22,732	-
Corporate debt securities	7,918	-	4,418	3,500
Total	$97,718	$4,445	$89,773	$3,500

Equity securities	$7	$7	$-	$-

December 31, 2017:
Securities available for sale
U.S. Treasury and federal agency	$4,472	$4,472	$-	$-
U.S. government sponsored entities and agencies	13,926	-	13,926	-
U.S. agency mortgage-backed securities: residential	20,758	-	20,758	-
U.S. agency collateralized mortgage obligations: residential	21,924	-	21,924	-
State and political subdivisions	29,240	-	29,240	-
Corporate debt securities	9,030	-	1,032	7,998
Total	$99,350	$4,472	$86,880	$7,998

Equity securities	$1,817	$1,683	$-	$134

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During 2018, the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2.  Also during 2018, $25,000 in Level 3 equity securities were sold from the portfolio.  During 2017, certain corporate debt securities with a fair value of $8.0 million as of December 31, 2017 were transferred out of Level 2 and into Level 3 because of a lack of observable market data. The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2018 and 2017:

(Dollar amounts in thousands)	2018	2017
Balance at the beginning of the period	$8,132	$136
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	1	(2)
Issuances	—	—
Sales	(25)	—
Acquired	—	—
Transfers in and/or out of Level 3	(4,608)	7,998
Balance at the end of the period	$3,500	$8,132

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2018 and 2017, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was no additional provision for loan losses recorded for impaired loans during 2018 or 2017.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $160,000, which consisted of the outstanding balance of $415,000 less write-downs of $255,000.  As of December 31, 2017, the Corporation did not have any OREO measured at fair value.

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

For assets measured at fair value on a non-recurring basis at December 31, 2018, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
December 31, 2018:
Other real estate owned	$160	$-	$-	$160
Total	$160	$-	$-	$160

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input (s)	Average
December 31, 2018:
Other real estate owned	$160	Sales comparison approach	Adjustment for differences between comparable sales	10%

The Corporation had no assets measured at fair value on a non-recurring basis at December 31, 2017.

Excluded from the tables above at December 31, 2018 and 2017 was an impaired residential mortgage loan totaling $61,000 and $68,000, respectively, and an impaired home equity loan totaling $6,000 and $8,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

During the first quarter of 2018, the Corporation adopted ASU 2016-01 that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The disclosure of fair values for the year ended December 31, 2017 has not been modified from what was previously reported.  The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018:
Financial Assets:
Cash and cash equivalents	$17,693	$17,693	$17,693	$-	$-
Securities-available for sale	97,718	97,718	4,445	89,773	3,500
Securities-equities	7	7	7	-	-
Loans held for sale	-	120	-	120	-
Loans, net	708,664	702,747	-	-	702,747
Federal bank stock	6,351	N/A	N/A	N/A	N/A
Accrued interest receivable	2,570	2,570	63	351	2,156
Total	$833,003	$820,855	$22,208	$90,244	$708,403

Financial Liabilities:
Deposits	761,546	767,009	539,946	227,063	-
Borrowed funds	45,350	44,869	-	44,869	-
Accrued interest payable	495	495	30	465	-
Total	$807,391	$812,373	$539,976	$272,397	$-

December 31, 2017:
Financial Assets:
Cash and cash equivalents	$14,374	$14,374	$14,374	$-	$-
Securities-available for sale	99,350	99,350	4,472	86,880	7,998
Securities-equities	1,817	1,817	1,683	-	134
Loans held for sale	504	504	-	504	-
Loans, net	577,234	577,616	-	-	577,616
Federal bank stock	4,662	N/A	N/A	N/A	N/A
Accrued interest receivable	2,217	2,217	59	338	1,820
Total	$700,158	$695,878	$20,588	$87,722	$587,568

Financial Liabilities:
Deposits	654,643	657,414	483,956	173,458	-
Borrowed funds	26,000	25,499	-	25,499	-
Accrued interest payable	413	413	23	390	-
Total	$681,056	$683,326	$483,979	$199,347	$-

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$684	$7,450	$8,611	$1,022
Unused lines of credit	16,287	81,261	8,452	71,645
Total	$16,971	$88,711	$17,063	$72,667

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $1.0 million and $156,000 at December 31, 2018 and 2017, respectively. The current amount of the liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued is not material.

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2018	2017
Assets:
Cash and cash equivalents	$18	$53
Equity securities	-	1,691
Equity in net assets of subsidiaries	79,302	63,194
Goodwill	5,190	-
Other assets	113	1,218
Total Assets	$84,623	$66,156
Liabilities and Stockholders' Equity:
Short-term borrowed funds with affiliated subsidiary bank	$-	$1,000
Other short-term borrowed funds	2,050	2,500
Long-term borrowed funds	2,500	3,500
Accrued expenses and other liabilities	65	65
Stockholders' equity	80,008	59,091
Total Liabilities and Stockholders' Equity	$84,623	$66,156

Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Income
(Dollar amounts in thousands)	2018	2017
Income:
Dividends from subsidiaries	$3,316	$3,138
Investment income	10	62
Net gains on equity securities	510	168
Total income	3,836	3,368
Expense:
Interest expense	272	340
Noninterest expense	539	463
Total expense	811	803
Income before income taxes and undistributed subsidiary income	3,025	2,565
Undistributed equity in net income of subsidiary	1,125	1,529
Net income before income taxes	4,150	4,094
Income tax benefit	61	183
Net income	$4,211	$4,277
Comprehensive income	$3,559	$4,113

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2018	2017
Operating activities:
Net income	$4,211	$4,277
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(1,125)	(1,529)
Change in fair value of equity securities	(510)	(168)
Other, net	1,323	35
Net cash provided by operating activities	3,899	2,615

Investing activities:
Sales of investment securities	1,269	417
Investment in subsidiaries	-	(1,000)
Net cash provided by (used in) investing activities	1,269	(583)

Financing activities:
Net change in borrowings	(2,450)	(1,000)
Proceeds from exercise of stock options, including tax benefit	-	1,375
Dividends paid	(2,753)	(2,374)
Net cash used in financing activities	(5,203)	(1,999)
Increase (decrease) in cash and cash equivalents	(35)	33
Cash and cash equivalents at beginning of period	53	20
Cash and cash equivalents at end of period	$18	$53

Notes to Consolidated Financial Statements

17.	Other Noninterest Income and Expense

Other noninterest income includes customer bank card processing fee income of $1.3 million and $1.1 million for 2018 and 2017, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2018	2017
Customer bank card processing	$673	$591
Subscriptions	513	481
Internet banking and bill pay	416	365
Telephone and data communications	414	476
Correspondent bank and courier fees	395	339
Travel, entertainment and conferences	337	352
Printing and supplies	333	291
Pennsylvania shares and use taxes	316	371
Marketing and advertising	292	287
Charitable contributions	220	181
Regulatory examinations	207	185
Postage and freight	134	130
Memberships and dues	98	99
Other	467	605
Total other noninterest expenses	$4,815	$4,753

18.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2018	2017
Earnings per common share - basic
Net income	$4,211	$4,277
Less: Preferred stock dividends	91	-
Net income available to common stockholders	$4,120	$4,277
Average common shares outstanding	2,377,277	2,197,440
Add: Dilutive effects of restricted stock awards	18,400	17,128
Average shares and dilutive potential common shares	2,395,677	2,214,568
Basic earnings per common share	$1.73	$1.95
Diluted earnings per common share	$1.72	$1.93
Restricted stock awards not considered in computing diluted earnings per share because they were antidilutive	—	—

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2018:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018	$(679)	$(4,839)	$(5,518)
Other comprehensive income before reclassification	(658)	(200)	(858)
Amounts reclassified from accumulated other comprehensive income (loss)	7	199	206
Net current period other comprehensive income (loss)	(651)	(1)	(652)
Cumulative effect of adoption of ASU 2016-01	(187)	-	(187)
Accumulated Other Comprehensive Income (Loss) at December 31, 2018	$(1,517)	$(4,840)	$(6,357)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2018:

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net
Comprehensive Income Components	Income (Loss)	Income is Presented
Unrealized gains and losses on available-for-sale securities	$9	Net loss on sale of available-for-sale securities
	(2)	Provision for income taxes
Total reclassifications for the period	7	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	Other noninterest income
Actuarial gains	252	Compensation and employee benefits
	252	Total before tax
	(53)	Tax effect
	199	Net of tax
Total reclassifications for the period	$206

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2017:

(Dollar amounts in thousands)	Unrealized Gains	Defined
	and Losses on	Benefit
	Available-for-Sale	Pension
	Securities	Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2017	$(679)	$(3,812)	$(4,491)
Other comprehensive income before reclassification	5	(388)	(383)
Amounts reclassified from accumulated other comprehensive income (loss)	107	112	219
Net current period other comprehensive income (loss)	112	(276)	(164)
Reclassification of disproportionate tax effects	(112)	(751)	(863)
Accumulated Other Comprehensive Income (Loss) at December 31, 2017	$(679)	$(4,839)	$(5,518)

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2017:

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net
Comprehensive Income Components	Income (Loss)	Income is Presented
Unrealized gains and losses on available-for-sale securities	$(346)	Net gain on sale of available-for-sale securities
Unrealized gains and losses on available-for-sale securities	508	Other than temporary impairment losses
	(55)	Provision for income taxes
Total reclassifications for the period	107	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	Other noninterest income
Actuarial gains	239	Compensation and employee benefits
	239	Total before tax
	(127)	Tax effect
	112	Net of tax
Total reclassifications for the period	$219

20.	Mergers and Acquisitions

Community First Bancorp, Inc.

On October 1, 2018, the Corporation completed the acquisition of Community First Bancorp, Inc. (CFB) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 25, 2018, in exchange for 419,173 shares of common stock valued at $15.6 million and $2.4 million in cash. In addition, the Corporation issued $4.2 million of preferred stock in exchange for 420,593 shares of preferred stock of Community First Bank, valued at $4.2 million.  The acquisition strengthened the Corporation’s franchise within current market areas and increased the Corporation’s consolidated total assets, loans and deposits.  The Corporation owned 18,000 shares of CFB common stock and recognized a $690,000 non-taxable gain on the retirement of the share in connection with the acquisition.

The assets and liabilities of CFB were recorded on the Corporation’s consolidated balance sheet at their estimated fair value as of October 1, 2018.

Included in the purchase price was goodwill and a core deposit intangible of $9.2 million and $1.2 million, respectively.  Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors.  This goodwill is not deductible for tax purposes.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  The core deposit intangible will be amortized over an estimated life of ten years using the straight line method.  Core deposit intangible expense was $30,000 for 2018 and is projected for the succeeding five years beginning 2019 to be $121,000 per year with $574,000 in total for years after 2023.

Notes to Consolidated Financial Statements

20.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

(Dollar amounts in thousands)
Assets acquired:
Cash and cash equivalents	$3,986
Securities available for sale	-
Loans receivable	111,566
Federal bank stocks	190
Accrued interest receivable	288
Premises and equipment	1,321
Core deposit intangible	1,208
Prepaid expenses and other assets	3,341
Total assets acquired	121,900

Liabilities assumed:
Deposits	106,149
Overnight borrowings	1,200
Accrued interest payable	61
Accrued expenses and other liabilities	449
Total liabilities assumed	107,859
Identifiable net assets acquired	14,041

Consideration paid:
Cash	2,429
Preferred stock	4,206
Previously owned common stock of CFB	931
Common stock	15,636
Total consideration	23,202

Goodwill	$(9,161)

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

The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $112.8 million before considering CFB’s allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(1.7 million) and an adjustment for other factors of $441,000. Loans evidencing credit deterioration since origination (purchased credit impaired loans) included in loans receivable were immaterial.

 Costs related to the acquisition for the year ended December 31, 2018 totaled $3.6 million including employee non-compete and severance costs, professional fees, system conversion costs, contract termination fees, legal fees, accounting and auditing fees and other costs of $1.5 million, $531,000, $481,000, $427,000, $330,000, $50,000 and $228,000, respectively.

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

The assets and liabilities of NHB were recorded on the Corporation’s consolidated balance sheet at their estimated fair value as of September 30, 2017.

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

In connection with the acquisition, the Corporation recognized approximately $1.3 million of bargain purchase gain and a $167,000 core deposit intangible. The core deposit intangible will be amortized over a weighted average estimated life of eight years using the double declining balance method. Core deposit intangible expense was $40,000 for 2018 and is projected for the succeeding five years beginning 2019 to be $30,000, $22,000, $17,000, $13,000 and $13,000 per year, respectively, and $21,000 in total for years after 2023. The bargain purchase gain of $1.3 million, recorded at the date of acquisition, represents the amount by which the acquisition-date fair value of the net identifiable assets acquired exceeded the fair value of the consideration transferred.

The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $18.5 million before considering NHB’s allowance for loan losses, which was not carried over. The fair value disclosed above reflects a credit-related adjustment of $(566,000) and an adjustment for other factors of $537,000. Loans evidencing credit deterioration since origination (purchased credit impaired loans) included in loans receivable were immaterial.

 Costs related to the acquisition for the year ended December 31, 2017 totaled $1.1 million including system conversion costs, contract termination fees, legal fees, employee severance costs, accounting and auditing fees and other costs of $421,000, $279,000, $173,000, $108,000, $55,000 and $84,000, respectively.

Notes to Consolidated Financial Statements

21.	Revenue Recognition

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

Electronic banking fees: The Corporation earns interchange and other ATM related fees from cardholder transactions conducted through the various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees are processed through noninterest income. Other fees, such as transaction surcharges and card replacement fees are withdrawn from the customer's account balance at the time of service.

The following table presents the Corporation's sources of noninterest income for the year ended December 31:

(Dollar amounts in thousands)	2018	2017
Non Interest Income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$160	$158
Overdraft fees	1,587	1,318
Other fees	285	273
Electronic banking fees	1,344	1,148
Noninterest income (in-scope of Topic 606)	3,376	2,897
Noninterest income (out-of-scope of Topic 606)	832	2,125
Total noninterest income	$4,208	$5,022