Form 10-Q
period 2019-03-31
EMCLAIRE FINANCIAL CORP
filed 2019-05-10
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(844) 767-2311
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.25 per share	EMCF	NASDAQ Capital Market (NASDAQ)
(Title of Class)	(Trading Symbol)	(Name of exchange on which registered)

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

The number of shares outstanding of the Registrant’s common stock was 2,698,712 at May 10, 2019.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2019 and December 31, 2018
(Dollar amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$2,999	$3,623
Interest earning deposits with banks	4,728	7,332
Cash and cash equivalents	7,727	10,955
Interest earning time deposits	6,238	6,738
Securities - available-for-sale	98,992	97,718
Securities - equity investments	17	7
Loans held for sale	212	—
Loans receivable, net of allowance for loan losses of $6,639 and $6,508	700,352	708,664
Federal bank stocks, at cost	5,799	6,351
Bank-owned life insurance	14,976	14,881
Accrued interest receivable	2,735	2,570
Premises and equipment, net	20,709	18,911
Goodwill	19,448	19,448
Core deposit intangible, net	1,378	1,423
Prepaid expenses and other assets	11,060	11,209
Total Assets	$889,643	$898,875
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$151,398	$148,893
Interest bearing	608,029	612,653
Total deposits	759,427	761,546
Short-term borrowed funds	3,050	12,850
Long-term borrowed funds	32,250	32,500
Accrued interest payable	603	495
Accrued expenses and other liabilities	12,224	11,476
Total Liabilities	807,554	818,867
Commitments and Contingent Liabilities	—	—
Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 268,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,800,729 shares issued; 2,698,712 shares outstanding	3,501	3,501
Additional paid-in capital	46,491	46,401
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	35,489	34,371
Accumulated other comprehensive loss	(5,484)	(6,357)
Total Stockholders' Equity	82,089	80,008
Total Liabilities and Stockholders' Equity	$889,643	$898,875

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2019 and 2018
(Dollar amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2019	2018
Interest and dividend income:
Loans receivable, including fees	$8,231	$6,337
Securities:
Taxable	492	408
Exempt from federal income tax	122	152
Federal bank stocks	100	64
Interest earning deposits with banks	47	33
Total interest and dividend income	8,992	6,994
Interest expense:
Deposits	1,471	991
Borrowed funds	301	158
Total interest expense	1,772	1,149
Net interest income	7,220	5,845
Provision for loan losses	180	380
Net interest income after provision for loan losses	7,040	5,465
Noninterest income:
Fees and service charges	555	437
Net realized gain (loss) on sales of securities	2	(7)
Net gain on sales of loans	14	22
Earnings on bank-owned life insurance	95	104
Other	391	343
Total noninterest income	1,057	899
Noninterest expense:
Compensation and employee benefits	2,917	2,453
Premises and equipment	886	770
Intangible asset amortization	46	69
Professional fees	221	216
Federal deposit insurance	136	137
Other	1,353	1,091
Total noninterest expense	5,559	4,736
Income before provision for income taxes	2,538	1,628
Provision for income taxes	456	266
Net income	$2,082	$1,362
Basic earnings per common share	$0.77	$0.60
Diluted earnings per common share	0.77	0.60
Average common shares outstanding - basic	2,698,712	2,271,139
Average common shares outstanding - diluted	2,712,418	2,285,315

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2019 and 2018
(Dollar amounts in thousands)

	For the three months ended March 31,
	2019	2018
Net income	$2,082	$1,362
Other comprehensive income
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	1,106	(1,292)
Reclassification adjustment for (gains) losses included in net income	(2)	7
Net period change	1,104	(1,285)
Tax effect	(231)	270
Net of tax	873	(1,015)
Comprehensive income	$2,955	$347

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2019 and 2018
(Dollar amounts in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$2,082	$1,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	325	294
Provision for loan losses	180	380
Amortization/accretion of premiums, discounts and deferred costs and fees, net	24	120
Amortization of operating lease right-of-use assets	33	—
Amortization of intangible assets and mortgage servicing rights	62	81
Realized loss (gains) on sales of debt securities, net	(2)	7
Change in fair value of equity securities, including realized (gains)/losses	(10)	28
Net gains on sales of loans	(14)	(22)
Net loss on foreclosed real estate	14	41
Net gain on sale of premises and equipment	—	(25)
Loans originated for sale	(724)	(1,237)
Proceeds from the sale of loans originated for sale	526	1,524
Write-down of foreclosed real estate	21	—
Stock compensation expense	90	75
Increase in bank-owned life insurance, net	(95)	(84)
Increase in accrued interest receivable	(165)	(19)
Increase in prepaid expenses and other assets	(1)	(221)
Increase (decrease) in accrued interest payable	108	(46)
Decrease in accrued expenses and other liabilities	(1,072)	(407)
Net cash provided by operating activities	1,382	1,851
Cash flows from investing activities
Loan originations and principal collections, net	7,846	(7,992)
Available-for-sale securities:
Sales	3,975	6,531
Maturities, repayments and calls	3,577	1,902
Purchases	(7,740)	(5,667)
Net change in federal bank stocks	552	333
Maturities of interest earning time deposits	500	200
Proceeds from the sale of bank premises and equipment	190	155
Purchases of premises and equipment	(704)	(195)
Proceeds from the sale of foreclosed real estate	146	129
Net cash used in investing activities	8,342	(4,604)
Cash flows from financing activities
Net increase (decrease) in deposits	(2,119)	12,092
Repayments on long-term debt	(250)	(5,250)
Net change in short-term borrowings	(9,800)	(450)
Dividends paid	(783)	(636)
Net cash provided by financing activities	(12,952)	5,756
Increase (decrease) in cash and cash equivalents	(3,228)	3,003
Cash and cash equivalents at beginning of period	10,955	10,176
Cash and cash equivalents at end of period	$7,727	$13,179
Supplemental information:
Interest paid	$1,664	$1,195
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	283	498
Initial recognition of operating lease right-of-use assets	1,642	—
Initial recognition of operating lease liabilities	1,858	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018, as previously presented	$—	$—	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	—	—	—	187	(187)	—
Balance at January 1, 2018, as adjusted	$—	$—	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	—	—	—	—	—	1,362	—	1,362
Other comprehensive loss	—	—	—	—	—	—	(1,015)	(1,015)
Stock compensation expense	—	—	—	75	—	—	—	75
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(636)	—	(636)
Balance at March 31, 2018	$—	$—	$2,966	$31,106	$(2,114)	$33,639	$(6,720)	$58,877

Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	$421	$3,785	$3,501	$46,491	$(2,114)	$35,489	$(5,484)	$82,089

See accompanying notes to consolidated financial statements.

5

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2018, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended March 31,
	2019	2018
Earnings per common share
Net income	$2,082	$1,362
Less: Preferred stock dividends	—	—
Net income available to common stockholders	$2,082	$1,362
Average common shares outstanding	2,698,712	2,271,139
Add: Dilutive effects of restricted stock awards	13,706	14,176
Average shares and dilutive potential common shares	2,712,418	2,285,315
Basic earnings per common share	$0.77	$0.60
Diluted earnings per common share	$0.77	$0.60
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $17,000 and $7,000 at March 31, 2019 and December 31, 2018, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three months ended March 31, 2019 and 2018, the Corporation recognized a gain of $10,000 and a loss of $5,000, respectively, on equity securities held at March 31. During the three month period ended March 31, 2019, the Corporation did not sell any equity securities.  During the three month period ended March 31, 2018, the Corporation sold $961,000 of equity securities with a realized net gain of $59,000.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of March 31, 2019 and December 31, 2018:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019:
U.S. Treasury and federal agency	$4,529	$—	$(57)	$4,472
U.S. government sponsored entities and agencies	14,083	24	(164)	13,943
U.S. agency mortgage-backed securities: residential	30,905	42	(142)	30,805
U.S. agency collateralized mortgage obligations: residential	21,866	19	(613)	21,272
State and political subdivisions	19,921	101	(15)	20,007
Corporate debt securities	8,505	20	(32)	8,493
Total securities available-for-sale	$99,809	$206	$(1,023)	$98,992

December 31, 2018:
U.S. Treasury and federal agency	$4,532	$—	$(87)	$4,445
U.S. government sponsored entities and agencies	17,052	30	(299)	16,783
U.S. agency mortgage-backed securities: residential	27,666	—	(490)	27,176
U.S. agency collateralized mortgage obligations: residential	19,440	34	(810)	18,664
State and political subdivisions	22,943	13	(224)	22,732
Corporate debt securities	8,006	9	(97)	7,918
Total securities available-for-sale	$99,639	$86	$(2,007)	$97,718

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2019. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$925	$922
Due after one year through five years	27,660	27,449
Due after five through ten years	16,716	16,786
Due after ten years	1,737	1,758
Mortgage-backed securities: residential	30,905	30,805
Collateralized mortgage obligations: residential	21,866	21,272
Total securities available-for-sale	$99,809	$98,992

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019:
U.S. Treasury and federal agency	$—	$—	$4,472	$(57)	$4,472	$(57)
U.S. government sponsored entities and agencies	—	—	10,434	(164)	10,434	(164)
U.S. agency mortgage-backed securities: residential	3,922	(5)	15,066	(137)	18,988	(142)
U.S. agency collateralized mortgage obligations: residential	1,784	(14)	16,392	(599)	18,176	(613)
State and political subdivisions	794	—	1,959	(15)	2,753	(15)
Corporate debt securities	—	—	2,973	(32)	2,973	(32)
Total	$6,500	$(19)	$51,296	$(1,004)	$57,796	$(1,023)

December 31, 2018:
U.S. Treasury and federal agency	$—	$—	$4,445	$(87)	$4,445	$(87)
U.S. government sponsored entities and agencies	2,472	(30)	10,337	(269)	12,809	(299)
U.S. agency mortgage-backed securities: residential	19,483	(297)	7,693	(193)	27,176	(490)
U.S. agency collateralized mortgage obligations: residential	1,443	(5)	15,388	(805)	16,831	(810)
State and political subdivisions	7,061	(67)	10,083	(157)	17,144	(224)
Corporate debt securities	962	(38)	2,448	(59)	3,410	(97)
Total	$31,421	$(437)	$50,394	$(1,570)	$81,815	$(2,007)

Gains and losses on sales of securities for the three months ended March 31 were as follows:

(Dollar amounts in thousands)	For the three months ended March 31,
	2019	2018
Proceeds	$3,975	$6,531
Gains	6	14
Losses	(4)	(21)
Tax provision related to losses	—	(1)

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

There were 70 debt securities in an unrealized loss position as of March 31, 2019, of which 64 were in an unrealized loss position for more than 12 months. Of these 64 securities, 25 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 11 were mortgage-backed securities, 10 were U.S. government sponsored entities and agency securities, seven were state and political subdivision securities, six were corporate securities and five were U.S. Treasury securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of March 31, 2019 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2019	December 31, 2018

Mortgage loans on real estate:
Residential first mortgages	$293,903	$295,405
Home equity loans and lines of credit	102,553	103,752
Commercial real estate	232,315	238,734
Total real estate loans	628,771	637,891
Other loans:
Commercial business	67,317	66,009
Consumer	10,903	11,272
Total other loans	78,220	77,281
Total loans, gross	706,991	715,172
Less allowance for loan losses	6,639	6,508
Total loans, net	$700,352	$708,664

Included in total loans above are net deferred costs of $2.2 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively.

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

At March 31, 2019, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended March 31, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(10)	(4)	(5)	(71)	(39)	(129)
Recoveries	40	1	15	—	24	80
Provision	28	5	(73)	206	14	180
Ending Balance	$2,256	$650	$3,043	$635	$55	$6,639

At March 31, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$—	$63	$—	$70
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,249	650	3,043	572	55	6,569
Total	$2,256	$650	$3,043	$635	$55	$6,639
Total loans:
Individually evaluated for impairment	$380	$5	$32	$103	$—	$520
Acquired loans collectively evaluated for impairment	70,981	13,131	54,151	10,258	2,900	151,421
Originated loans collectively evaluated for impairment	222,542	89,417	178,132	56,956	8,003	555,050
Total	$293,903	$102,553	$232,315	$67,317	$10,903	$706,991

At December 31, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$12	$—	$—	$—	$—	$12
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,186	648	3,106	500	56	6,496
Total	$2,198	$648	$3,106	$500	$56	$6,508
Total loans:
Individually evaluated for impairment	$389	$6	$34	$39	$—	$468
Acquired loans collectively evaluated for impairment	72,654	13,750	56,690	12,974	3,306	159,374
Originated loans collectively evaluated for impairment	222,362	89,996	182,010	52,996	7,966	555,330
Total	$295,405	$103,752	$238,734	$66,009	$11,272	$715,172

Three months ended March 31, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(62)	(19)	(385)	—	(119)	(585)
Recoveries	3	1	2	1	6	13
Provision	(112)	23	381	(26)	114	380
Ending Balance	$1,919	$651	$2,751	$560	$54	$5,935

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2019:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2019			For the three months ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$73	$73	$7	$73	$1	$1
Home equity and lines of credit	5	5	—	6	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	63	63	63	31	—	—
Consumer	—	—	—	—	—	—
Total	$141	$141	$70	$110	$1	$1

	Impaired Loans with No Specific Allowance
	As of March 31, 2019		For the three months ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$382	$307	$311	$1	$1
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	32	32	33	1	1
Commercial business	40	40	39	1	1
Consumer	—	—	—	—	—
Total	$454	$379	$383	$3	$3

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2018:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2018			For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$74	$74	$12	$74	$2	$2
Home equity and lines of credit	6	6	—	7	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$80	$80	$12	$81	$2	$2

	Impaired Loans with No Specific Allowance
	As of December 31, 2018		For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$427	$315	$334	$5	$5
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	34	34	768	156	73
Commercial business	39	39	248	74	74
Consumer	—	—	—	—	—
Total	$500	$388	$1,350	$235	$152

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At March 31, 2019 and December 31, 2018, the Corporation had $459,000 and $394,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $7,000 and $12,000 of specific allowance for these loans at March 31, 2019 and December 31, 2018, respectively.

During the three period ended March 31, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $74,000. At March 31, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan. During the three month period ended March 31, 2018, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three month periods ended March 31, 2019 and 2018, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019:
Residential first mortgages	$291,963	$—	$—	$1,940	$—	$293,903
Home equity and lines of credit	101,766	—	—	787	—	102,553
Commercial real estate	—	216,887	5,741	9,687	—	232,315
Commercial business	—	64,137	512	2,668	—	67,317
Consumer	10,775	—	—	128	—	10,903
Total loans	$404,504	$281,024	$6,253	$15,210	$—	$706,991

December 31, 2018:
Residential first mortgages	$293,919	$—	$—	$1,486	$—	$295,405
Home equity and lines of credit	102,869	—	—	883	—	103,752
Commercial real estate	—	222,335	5,942	10,457	—	238,734
Commercial business	—	62,022	542	3,445	—	66,009
Consumer	11,157	—	—	115	—	11,272
Total loans	$407,945	$284,357	$6,484	$16,386	$—	$715,172

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2019:
Residential first mortgages	$288,819	$3,258	$32	$528	$1,266	$293,903
Home equity and lines of credit	100,822	937	114	88	592	102,553
Commercial real estate	225,737	5,252	355	292	679	232,315
Commercial business	67,118	70	26	—	103	67,317
Consumer	10,663	74	27	12	127	10,903
Total loans	$693,159	$9,591	$554	$920	$2,767	$706,991

December 31, 2018:
Residential first mortgages	$289,732	$3,586	$747	$485	$855	$295,405
Home equity and lines of credit	101,920	707	351	287	487	103,752
Commercial real estate	232,865	5,013	231	19	606	238,734
Commercial business	65,538	50	247	—	174	66,009
Consumer	10,961	160	36	—	115	11,272
Total loans	$701,016	$9,516	$1,612	$791	$2,237	$715,172

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2019:
Residential first mortgages	$329	$73	$—	$864	$1,266
Home equity and lines of credit	5	—	—	587	592
Commercial real estate	111	307	—	261	679
Commercial business	—	—	40	63	103
Consumer	—	—	—	127	127
Total loans	$445	$380	$40	$1,902	$2,767

December 31, 2018:
Residential first mortgages	$335	$—	$74	$446	$855
Home equity and lines of credit	6	—	—	481	487
Commercial real estate	111	265	—	230	606
Commercial business	—	—	39	135	174
Consumer	—	—	—	115	115
Total loans	$452	$265	$113	$1,407	$2,237

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2019 and December 31, 2018:

(Dollar amounts in thousands)	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,448	$—	$19,448	$—
Core deposit intangibles	5,634	4,256	5,634	4,211
Total	$25,082	$4,256	$25,082	$4,211

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2018 or in the first three months of 2019.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ending March 31, 2019 and 2018, the Corporation recorded intangible amortization expense totaling $46,000 and $69,000, respectively.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2019, 37,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

At March 31, 2019, there are no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2019, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2019	37,250	$29.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2019	37,250	$29.94

For the three month periods ended March 31, 2019 and 2018, the Corporation recognized stock compensation expense of $90,000 and $75,000, respectively. As of March 31, 2019, there was $694,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Assets measured at fair value on a recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Debt securities available-for-sale, equity securities – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt and equity securities held by the Corporation.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2019:
Securities available-for-sale
U.S. Treasury and federal agency	$4,472	$4,472	$—	$—
U.S. government sponsored entities and agencies	13,943	—	13,943	—
U.S. agency mortgage-backed securities: residential	30,805	—	30,805	—
U.S. agency collateralized mortgage obligations: residential	21,272	—	21,272	—
State and political subdivision	20,007	—	20,007	—
Corporate debt securities	8,493	—	4,993	3,500
Total available-for-sale securities	$98,992	$4,472	$91,020	$3,500

Equity securities	$17	$17	$—	$—

December 31, 2018:
Securities available-for-sale
U.S. Treasury and federal agency	$4,445	$4,445	$—	$—
U.S. government sponsored entities and agencies	16,783	—	16,783	—
U.S. agency mortgage-backed securities: residential	27,176	—	27,176	—
U.S. agency collateralized mortgage obligations: residential	18,664	—	18,664	—
State and political subdivisions	22,732	—	22,732	—
Corporate debt securities	7,918	—	4,418	3,500
Total available-for-sale securities	$97,718	$4,445	$89,773	$3,500

Equity securities	$7	$7	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month period ended March 31, 2019, the Corporation had no transfers between levels. For the same period in 2018, the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2019 and 2018:

(Dollar amounts in thousands)	Three months ended March 31,
	2019	2018
Balance at the beginning of the period	$3,500	$8,132
Total gains or losses (realized/unrealized):
Included in earnings	—	1
Included in other comprehensive income	—	—
Acquired	—	—
Transfers in and/or out of Level 3	—	(4,608)
Balance at the end of the period	$3,500	$3,525

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2019, the Corporation had one impaired loan carried at fair value of $0, which consisted of the outstanding balance of $63,000 less a specific reserve of $63,000.  The loan is secured by general business assets and at the time of valuation, current financials were not available in order to make a reasonable determination of the value of these assets, therefore a discount of 100% was applied.  At December 31, 2018, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was additional provision for loan losses recorded for impaired loans of $63,000 and $0, respectively, during the three month periods ended March 31, 2019 and 2018.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $6,000, which consisted of the outstanding balance of $27,000 less write-downs of $21,000.  As of December 31, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $160,000, which consisted of the outstanding balance of $415,000 less write-downs of $255,000.  There was $21,000 and $0 of expense recorded in the three month periods ended March 31, 2019 and 2018, respectively, associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2019:
Other real estate owned	$6	$-	$-	$6
Total	$6	$-	$-	$6

December 31, 2018:
Other real estate owned	$160	$-	$-	$160
Total	$160	$-	$-	$160

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input (s)	Average
March 31, 2019:
Other real estate owned	$6	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2018:
Other real estate owned	$160	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at March 31, 2019 and December 31, 2018 was an impaired residential mortgage loan totaling $66,000 and $61,000, respectively, and an impaired home equity loan totaling $5,000 and $6,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2019:
Financial Assets:
Cash and cash equivalents	$7,727	$7,727	$7,727	$—	$—
Interest earning time deposits	6,238	6,238	—	6,238	—
Securities - available-for-sale	98,992	98,992	4,472	91,020	3,500
Securities - equities	17	17	17	—	—
Loans held for sale	212	212	—	212	—
Loans, net	700,352	691,947	—	—	691,947
Federal bank stock	5,799	N/A	N/A	N/A	N/A
Accrued interest receivable	2,735	2,735	100	349	2,286
Total	$822,072	$807,868	$12,316	$97,819	$697,733
Financial Liabilities:
Deposits	759,427	767,115	540,936	226,179	—
Borrowed funds	35,300	34,863	—	34,863	—
Accrued interest payable	603	603	46	557	—
Total	$795,330	$802,581	$540,982	$261,599	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018:
Financial Assets:
Cash and cash equivalents	$10,955	$10,955	$10,955	$—	$—
Interest earning time deposits	6,738	6,738	—	6,738	—
Securities - available-for-sale	97,718	97,718	4,445	89,773	3,500
Securities - equities	7	7	7	—	—
Loans held for sale	—	—	—	—	—
Loans, net	708,664	702,747	—	—	702,747
Federal bank stock	6,351	N/A	N/A	N/A	N/A
Accrued interest receivable	2,570	2,570	63	351	2,156
Total	$833,003	$820,735	$15,470	$96,862	$708,403
Financial Liabilities:
Deposits	761,546	767,009	539,946	227,063	—
Borrowed funds	45,350	44,869	—	44,869	—
Accrued interest payable	495	495	30	465	—
Total	$807,391	$812,373	$539,976	$272,397	$—

This information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and for 2018 was 1.875%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of March 31, 2019, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$77,459	13.26%	$76,344	12.93%
For capital adequacy purposes	46,738	8.00%	47,252	8.00%
To be well capitalized	58,421	10.00%	59,065	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$70,820	12.12%	$69,836	11.82%
For capital adequacy purposes	35,053	6.00%	35,439	6.00%
To be well capitalized	46,738	8.00%	47,252	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$70,820	12.12%	$69,836	11.82%
For capital adequacy purposes	26,289	4.50%	26,579	4.50%
To be well capitalized	37,974	6.50%	38,393	6.50%
Tier 1 capital to average assets:
Actual	$70,820	8.13%	$69,836	7.95%
For capital adequacy purposes	34,851	4.00%	35,126	4.00%
To be well capitalized	43,564	5.00%	43,908	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	875	—	875
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)
Net current period other comprehensive income (loss)	873	—	873
Accumulated Other Comprehensive Income (Loss) at March 31, 2019	$(644)	$(4,840)	$(5,484)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended March 31, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(2)	Net gain on sale of securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$(2)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as previously presented	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	(187)	—	(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)
Other comprehensive income before reclassification	(1,021)	—	(1,021)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	6
Net current period other comprehensive income (loss)	(1,015)	—	(1,015)
Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,881)	$(4,839)	$(6,720)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended March 31, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$7	Net loss on sale of securities
Tax effect	(1)	Provision for income taxes
Total reclassifications for the period	$6	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three months ended March 31, 2019 and 2018.

(Dollar amounts in thousands)	For the three months ended March 31,
	2019	2018
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$40	$39
Overdraft fees	438	329
Other fees	77	69
Electronic banking fees	324	315
Noninterest income (in-scope of Topic 606)	879	752
Noninterest income (out-of-scope of Topic 606)(1)	178	147
Total noninterest income	$1,057	$899

(1)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of March 31, 2019, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before exhausting all options for extensions.  The weighed average remaining life of the lease term for these leases was 13.45 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.47% as of March 31, 2019.

The total operating lease costs were $49,000 for the three months ended March 31, 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, were $1.6 million and $1.8 million, respectively, as of March 31, 2019.  Rental expense for operating leases classified under ASC 840 for the three months ended March 31, 2018 was $50,000.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2019:

(Dollar amounts in thousands)
Year ending December 31:
2019 (excluding three months)	$159
2020	212
2021	217
2022	222
2023	222
Thereafter	1,289
Total minimum lease payments	2,321
Discount effect of cash flows	(501)
Present value of lease liabilities	$1,820

12.	Recent Accounting Pronouncements (continued)

Newly Issued Not Yet Effective Accounting Standards

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

Adoption of New Accounting Policies

In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, and interim periods therein. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. Adoption of this guidance as of January 1, 2019 resulted in the recording of operating lease right-of-use assets of $1.6 million and operating lease liabilities of $1.8 million.  The Corporation recorded a cumulative adjustment to retained earning for prior periods of $170,000, net of deferred taxes of $45,000.  See Note 11 Leases for more information.

In March 2017, the FASB issued ASU 2017-08, “Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The adoption of this guidance on January 1, 2019 resulted in a cumulative adjustment to retained earnings of $10,000, net of deferred taxes of $3,000, for the prior periods. The remaining securities subject to this guidance have a call date one month prior to maturity, therefore the impact to the statement of income in subsequent periods is immaterial.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permit an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permit an entity to measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance was effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Corporation currently does not have derivative or hedging instruments so this guidance had no impact on consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2019, compared to the same period in 2018 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets decreased $9.2 million, or 1.0%, to $889.6 million at March 31, 2019 from $898.9 million at December 31, 2018. The change in assets was driven primarily by a decrease in net loans receivable of $8.3 million. Liabilities decreased $11.3 million, or 1.4%, to $807.6 million at March 31, 2019 from $818.9 million at December 31, 2018 due to decreases in customer deposits and borrowed funds of $2.1 million and $10.1 million, respectively.

Stockholders’ equity increased $2.1 million, or 2.6%, to $82.1 million at March 31, 2019 from $80.0 million at December 31, 2018 primarily due to a $1.1 million increase in retained earnings as a result of $2.1 million of net income, partially offset by $783,000 of common dividends paid.  Additionally, accumulated other comprehensive income increased $873,000.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 9.2% of total assets.  Book value per common share was $28.86 at March 31, 2019, compared to $28.09 at December 31, 2018.

At March 31, 2019, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.13%, 12.12%, 12.12% and 13.26%, respectively. The Bank was also considered “well-capitalized” at December 31, 2018 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.95%, 11.82%, 11.82% and 12.93%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2019 and 2018

General. Net income increased $720,000, or 52.8%, to $2.1 million for the three months ended March 31, 2019 from $1.4 million for the same period in 2018. This increase was the result of increases in net interest income and noninterest income of $1.4 million and $158,000, respectively, and a decrease of $200,000 in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes of $823,000 and $190,000, respectively.

Net interest income. Tax equivalent net interest income increased $1.4 million, or 23.5%, to $7.3 million for the three months ended March 31, 2019 from $5.9 million for the three months ended March 31, 2018. This increase was attributed to an increase in tax equivalent interest income of $2.0 million, partially offset by an increase in interest expense of $623,000.

Interest income. Tax equivalent interest income increased $2.0 million, or 28.6%, to $9.0 million for the three months ended March 31, 2019 from $7.0 million for the same period in 2018. This increase was attributed to increases in interest earned on loans and securities, dividends on federal bank stocks and interest-earning deposits with banks of $1.9 million, $50,000, $36,000 and $14,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.9 million, or 29.7%, to $8.3 million for the three months ended March 31, 2019 compared to $6.4 million for the same period in 2018. This increase resulted from a $124.8 million, or 21.3%, increase in average loans, accounting for an increase of $1.4 million in interest income. The increase in loans receivable was related to the acquisition of Community First Bancorp, Inc. in October 2018 and strong loan growth during 2018. Adding to this favorable volume variance, the average yield on loans increased 30 basis points to 4.72% for the three months ended March 31, 2019, versus 4.42% for the same period in 2018. This favorable yield variance accounted for a $464,000 increase in interest income.

Tax equivalent interest earned on securities increased $50,000, or 8.6%, to $633,000 for the three months ended March 31, 2019 compared to $583,000 for the three months ended March 31, 2018. This increase resulted from a 26 basis point increase in the average yield on securities to 2.64% for the three months ended March 31, 2019 versus 2.38% for the same period in 2018. This favorable yield variance accounted for a $63,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $2.2 million, or 2.3%, accounting for a $13,000 decrease in interest income.

Interest earned on deposits with banks increased $14,000, or 42.4%, to $47,000 for the three months ended March 31, 2019 compared to $33,000 for the three months ended March 31, 2018. This increase resulted from a 42 basis point increase in the average yield on these accounts to 1.52% for the three months ended March 31, 2019, versus 1.10% for the same period in 2018, accounting for an $13,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $392,000, or 3.2%, accounting for an increase of $1,000 in interest income.

Dividends on federal bank stocks increased $36,000, or 56.3%, to $100,000 for the three months ended March 31, 2019 from $64,000 for the same period in 2018. This increase was primarily due to a $1.5 million, or 32.1%, increase in federal bank stock, accounting for a $23,000 increase in interest income.  Furthermore, an increase of 104 basis points in the average yield on federal bank stocks to 6.74% for the three months ended March 31, 2019, versus 5.70% for the same period in 2018, accounted for a $13,000 increase in interest income.

Interest expense. Interest expense increased $623,000, or 54.2%, to $1.8 million for the three months ended March 31, 2019 from $1.1 million for the same period in 2018. This increase in interest expense can be attributed to a $480,000 increase in interest incurred on deposits and an increase of $143,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $480,000, or 48.4%, to $1.5 million for the three months ended March 31, 2019 compared to $991,000 for the same period in 2018. The average cost of interest-bearing deposits increased 23 basis points to 0.98% for the three months ended March 31, 2019, versus 0.75% for the same period in 2018, accounting for a $326,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $75.3 million, or 14.1%, to $607.7 million for the three months ended March 31, 2019, compared to $532.4 million for the same period in 2018 causing a $154,000 increase in interest expense. This increase was primarily due to the acquisition of Community First in October 2018.

Interest expense incurred on borrowed funds increased $143,000, or 90.5%, to $301,000 for the three months ended March 31, 2019, compared to $158,000 for the same period in the prior year. The average balance of borrowed funds increased $20.3 million, or 82.4%, to $44.8 million for the three months ended March 31, 2019, compared to $24.6 million for the same period in 2018 causing a $139,000 increase in interest expense. The increase in the outstanding balance of borrowed funds primarily resulted from three additional $5.0 million FHLB long-term notes taken in December 2018. Additionally, the average cost of borrowed funds increased 11 basis points to 2.72% for the three months ended March 31, 2019 compared to 2.61% for the same period in 2018 causing a $4,000 increase in interest expense.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$689,527	$8,072	4.75%	$562,925	$6,173	4.45%
Loans, tax exempt	19,852	189	3.87%	21,656	194	3.64%
Total loans receivable	709,379	8,261	4.72%	584,581	6,367	4.42%
Securities, taxable	75,454	492	2.64%	72,118	408	2.29%
Securities, tax exempt	21,791	141	2.62%	27,376	175	2.60%
Total securities	97,245	633	2.64%	99,494	583	2.38%
Interest-earning deposits with banks	12,564	47	1.52%	12,172	33	1.10%
Federal bank stocks	6,015	100	6.74%	4,554	64	5.70%
Total interest-earning cash equivalents	18,579	147	3.21%	16,726	97	2.35%
Total interest-earning assets	825,203	9,041	4.44%	700,801	7,047	4.08%
Cash and due from banks	3,258			2,652
Other noninterest-earning assets	62,964			45,690
Total Assets	$891,425			$749,143
Interest-bearing liabilities:
Interest-bearing demand deposits	$387,720	$528	0.55%	$361,712	$402	0.45%
Time deposits	220,006	943	1.74%	170,691	589	1.40%
Total interest-bearing deposits	607,726	1,471	0.98%	532,403	991	0.75%
Borrowed funds, short-term	12,587	96	3.08%	4,362	37	3.45%
Borrowed funds, long-term	32,250	205	2.58%	20,219	121	2.43%
Total borrowed funds	44,837	301	2.72%	24,581	158	2.61%
Total interest-bearing liabilities	652,563	1,772	1.10%	556,984	1,149	0.84%
Noninterest-bearing demand deposits	144,496	—	—	122,859	—	—
Funding and cost of funds	797,059	1,772	0.90%	679,843	1,149	0.69%
Other noninterest-bearing liabilities	13,745			10,420
Total Liabilities	810,804			690,263
Stockholders' Equity	80,621			58,880
Total Liabilities and Stockholders' Equity	$891,425			$749,143
Net interest income		$7,269			$5,898

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.34%			3.24%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.57%			3.41%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,430	$464	$1,894
Securities	(13)	63	50
Interest-earning deposits with banks	1	13	14
Federal bank stocks	23	13	36
Total interest-earning assets	1,441	553	1,994

Interest expense:
Interest-bearing deposits	154	326	480
Borrowed funds, short-term	63	(4)	59
Borrowed funds, long-term	76	8	84
Total interest-bearing liabilities	293	330	623
Net interest income	$1,148	$223	$1,371

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended March 31, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2019	2018
Balance at the beginning of the period	$6,508	$6,127
Provision for loan losses	180	380
Charge-offs	(129)	(585)
Recoveries	80	13
Balance at the end of the period	$6,639	$5,935

Nonperforming loans	$3,687	$3,157
Nonperforming assets	4,507	4,004
Nonperforming loans to total loans	0.52%	0.53%
Nonperforming assets to total assets	0.51%	0.53%
Allowance for loan losses to total loans	0.94%	1.01%
Allowance for loan losses to nonperforming loans	180.07%	187.99%

Nonperforming loans increased $659,000, or 21.8%, to $3.7 million at March 31, 2019 from $3.0 million at December 31, 2018. This was primarily due to an increase in the loans past due more than 90 days and still accruing of $504,000 during the three months ended March 31, 2019. Of the $3.7 million in nonperforming loans, $445,000 were not 30 days or more past due at March 31, 2019.

As of March 31, 2019, the Corporation’s classified and criticized assets amounted to $21.5 million, or 2.4% of total assets, with $15.2 million classified as substandard and $6.3 million identified as special mention. This compares to classified and criticized assets of $22.9 million, or 2.5% of total assets, with $16.4 million classified as substandard and $6.5 million identified as special mention at December 31, 2018. This decrease was primarily related to the payoff of  two commercial relationships totaling $1.2 million and the transfer to OREO of one commercial relationship totaling $232,000.

The provision for loan losses decreased $200,000, or 52.6%, to $180,000 for the three months ended March 31, 2019 from $380,000 for the same period in 2018 as loan balances declined $8.1 million during the three months ended March 31, 2019 and portfolio charge-offs were lower than normal.  The provision for loan losses recorded for the three months ended March 31, 2018 was higher due to growth in the loan portfolio of $6.7 million and higher than normal charge-offs for the period.

Noninterest income.  Noninterest income increased $158,000, or 17.5%, to $1.1 million for the three months ended March 31, 2019, compared to $899,000 for the same period in 2018. Fees and service charges and other noninterest income increased $118,000 and $48,000, respectively, primarily associated with the operation of the new full-service banking offices which were acquired from Community First and general increases in overdraft fee income.

Noninterest expense.  Noninterest expense increased $823,000, or 17.4%, to $5.6 million for the three months ended March 31, 2019 from $4.7 million for the same period in 2018.  The increase primarily related to increases in compensation and benefits expense, other noninterest expense and occupancy and equipment expense of $464,000, $262,000 and $116,000, respectively. The increases primarily related to costs associated with the aforementioned new banking offices and normal salary and benefit and operating expense increases.

Provision for income taxes. The provision for income taxes increased $190,000, or 71.4%, to $456,000 for the three months ended March 31, 2019 compared to $266,000 for the same period in the prior year as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the three months ended March 31, 2019, the Corporation used its sources of funds primarily to reduce short-term borrowed funds. As of March 31, 2019, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $96.4 million, and standby letters of credit totaling $712,000, net of collateral maintained by the Bank.

At March 31, 2019, time deposits amounted to $220.5 million, or 29.1% of the Corporation’s total consolidated deposits, including approximately $69.3 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2019, the Corporation had borrowed funds of $35.3 million consisting of $30.0 million of long-term FHLB advances, $1.0 million of FHLB overnight advances, a $2.3 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At March 31, 2019, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $243.3 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

The final rules implementing the Basel Committee on Banking Supervision’s (BCBS) capital guidelines for U.S. banks were approved by the FRB and FDIC. Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer comprised of common equity Tier 1 capital was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and has increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets. The phase-in period for the final rules became effective on January 1, 2015 with full compliance with all of the final rules’ requirements phased in over a multi-year schedule which was fully phased-in on January 1, 2019.

At March 31, 2019, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2019, the Corporation’s interest-earning assets maturing or repricing within one year totaled $215.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $177.0 million, providing an excess of interest-earning assets over interest-bearing liabilities of $38.1 million. At March 31, 2019, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 121.5%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 10, 2019	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer