Form 10-Q
period 2019-06-30
EMCLAIRE FINANCIAL CORP
filed 2019-08-12
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the Registrant’s common stock was 2,698,712 at August 12, 2019.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2019 and December 31, 2018
(Dollar amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$3,074	$3,623
Interest earning deposits with banks	28,382	7,332
Cash and cash equivalents	31,456	10,955
Interest earning time deposits	9,958	6,738
Securities - available-for-sale	100,398	97,718
Securities - equity investments	16	7
Loans held for sale	134	—
Loans receivable, net of allowance for loan losses of $6,580 and $6,508	691,807	708,664
Federal bank stocks, at cost	5,764	6,351
Bank-owned life insurance	15,098	14,881
Accrued interest receivable	2,504	2,570
Premises and equipment, net	20,690	18,911
Goodwill	19,460	19,448
Core deposit intangible, net	1,333	1,423
Prepaid expenses and other assets	10,332	11,209
Total Assets	$908,950	$898,875
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$149,138	$148,893
Interest bearing	628,468	612,653
Total deposits	777,606	761,546
Short-term borrowed funds	2,050	12,850
Long-term borrowed funds	32,000	32,500
Accrued interest payable	643	495
Accrued expenses and other liabilities	12,294	11,476
Total Liabilities	824,593	818,867
Commitments and Contingent Liabilities	—	—
Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 268,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,800,729 shares issued; 2,698,712 shares outstanding	3,501	3,501
Additional paid-in capital	46,581	46,401
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	36,756	34,371
Accumulated other comprehensive loss	(4,573)	(6,357)
Total Stockholders' Equity	84,357	80,008
Total Liabilities and Stockholders' Equity	$908,950	$898,875

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2019 and 2018
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans receivable, including fees	$8,113	$6,678	$16,344	$13,015
Securities:
Taxable	530	439	1,022	847
Exempt from federal income tax	100	141	222	293
Federal bank stocks	112	93	212	157
Interest earning deposits with banks	99	83	146	117
Total interest and dividend income	8,954	7,434	17,946	14,429
Interest expense:
Deposits	1,636	1,102	3,107	2,093
Borrowed funds	236	141	537	299
Total interest expense	1,872	1,243	3,644	2,392
Net interest income	7,082	6,191	14,302	12,037
Provision for loan losses	270	300	450	680
Net interest income after provision for loan losses	6,812	5,891	13,852	11,357
Noninterest income:
Fees and service charges	536	463	1,091	900
Net realized gain (loss) on sales of securities	(1)	—	1	(7)
Net gain on sales of loans	38	2	52	24
Earnings on bank-owned life insurance	122	103	217	206
Other	436	481	827	824
Total noninterest income	1,131	1,049	2,188	1,947
Noninterest expense:
Compensation and employee benefits	2,787	2,521	5,704	4,974
Premises and equipment	840	758	1,726	1,528
Intangible asset amortization	45	68	90	136
Professional fees	165	254	386	470
Federal deposit insurance	131	151	267	288
Acquisition costs	—	358	—	358
Other	1,362	1,135	2,716	2,227
Total noninterest expense	5,330	5,245	10,889	9,981
Income before provision for income taxes	2,613	1,695	5,151	3,323
Provision for income taxes	473	282	929	548
Net income	2,140	1,413	4,222	2,775
Preferred stock dividends	91	—	91	—
Net income available to common stockholders	$2,049	$1,413	$4,131	$2,775
Basic earnings per common share	$0.76	$0.62	$1.53	$1.22
Diluted earnings per common share	0.75	0.62	1.52	1.21
Average common shares outstanding - basic	2,698,712	2,271,139	2,698,712	2,271,139
Average common shares outstanding - diluted	2,715,658	2,288,229	2,714,049	2,286,802

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2019 and 2018
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$2,140	$1,413	$4,222	$2,775
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	1,152	(299)	2,259	(1,591)
Reclassification adjustment for (gains) losses included in net income	1	-	(1)	7
Net period change	1,153	(299)	2,258	(1,584)
Tax effect	(242)	63	(474)	333
Net of tax	911	(236)	1,784	(1,251)
Comprehensive income	$3,051	$1,177	$6,006	$1,524

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2019 and 2018
(Dollar amounts in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$4,222	$2,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	669	574
Provision for loan losses	450	680
Amortization/accretion of premiums, discounts and deferred costs and fees, net	109	223
Amortization of operating lease right-of-use assets	65	—
Amortization of intangible assets and mortgage servicing rights	121	162
Realized (gain) losses on sales of debt securities, net	(1)	7
Change in fair value of equity securities, including realized gains	(10)	(38)
Net gains on sales of loans	(52)	(24)
Net loss on foreclosed real estate	32	44
Net gain on sale of premises and equipment	(11)	(25)
Loans originated for sale	(2,395)	(2,038)
Proceeds from the sale of loans originated for sale	2,313	2,566
Write-down of foreclosed real estate	35	11
Stock compensation expense	180	150
Increase in bank-owned life insurance, net	(217)	(166)
Decrease (increase) in accrued interest receivable	66	(33)
Increase in prepaid expenses and other assets	(9)	(97)
Increase (decrease) in accrued interest payable	148	(3)
Decrease in accrued expenses and other liabilities	(1,005)	(122)
Net cash provided by operating activities	4,710	4,646
Cash flows from investing activities
Loan originations and principal collections, net	16,035	(11,427)
Available-for-sale securities:
Sales	12,882	6,795
Maturities, repayments and calls	8,240	4,810
Purchases	(21,602)	(12,555)
Net change in federal bank stocks	587	259
Net increase in interest earning time deposits	(3,220)	(2,540)
Proceeds from the sale of bank premises and equipment	251	155
Purchases of premises and equipment	(1,111)	(332)
Proceeds from the sale of foreclosed real estate	625	165
Net cash provided by (used in) investing activities	12,687	(14,670)
Cash flows from financing activities
Net increase in deposits	16,060	30,908
Repayments on long-term debt	(500)	(5,500)
Net change in short-term borrowings	(10,800)	(450)
Dividends paid	(1,656)	(1,272)
Net cash provided by financing activities	3,104	23,686
Net increase in cash and cash equivalents	20,501	13,662
Cash and cash equivalents at beginning of period	10,955	10,176
Cash and cash equivalents at end of period	$31,456	$23,838
Supplemental information:
Interest paid	$3,496	$2,395
Income taxes paid	585	420
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	324	526
Initial recognition of operating lease right-of-use assets	1,642	—
Initial recognition of operating lease liabilities	1,858	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018, as previously presented	$—	$—	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	—	—	—	187	(187)	—
Balance at January 1, 2018, as adjusted	$—	$—	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	—	—	—	—	—	1,362	—	1,362
Other comprehensive loss	—	—	—	—	—	—	(1,015)	(1,015)
Stock compensation expense	—	—	—	75	—	—	—	75
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(636)	—	(636)
Balance at March 31, 2018	—	—	2,966	31,106	(2,114)	33,639	(6,720)	58,877
Net income	—	—	—	—	—	1,413	—	1,413
Other comprehensive loss	—	—	—	—	—	—	(236)	(236)
Stock compensation expense	—	—	—	75	—	—	—	75
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(636)	—	(636)
Balance at June 30, 2018	$—	$—	$2,966	$31,181	$(2,114)	$34,416	$(6,956)	$59,493

Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	421	3,785	3,501	46,491	(2,114)	35,489	(5,484)	82,089
Net income	—	—	—	—	—	2,140	—	2,140
Other comprehensive income	—	—	—	—	—	—	911	911
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at June 30, 2019	$421	$3,785	$3,501	$46,581	$(2,114)	$36,756	$(4,573)	$84,357

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Earnings per common share
Net income	$2,140	$1,413	$4,222	$2,775
Less: Preferred stock dividends	91	—	91	—
Net income available to common stockholders	$2,049	$1,413	$4,131	$2,775
Average common shares outstanding	2,698,712	2,271,139	2,698,712	2,271,139
Add: Dilutive effects of restricted stock awards	16,946	17,090	15,337	15,663
Average shares and dilutive potential common shares	2,715,658	2,288,229	2,714,049	2,286,802
Basic earnings per common share	$0.76	$0.62	$1.53	$1.22
Diluted earnings per common share	$0.75	$0.62	$1.52	$1.21
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $16,000 and $7,000 at June 30, 2019 and December 31, 2018, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and six months ended June 30, 2019, the Corporation recognized a gain of $0 and $10,000, respectively, on equity securities held at June 30, 2019, compared to a net gain of $81,000 and a net loss of $6,000, respectively, for the same periods in 2018. During the three and six months ended June 30, 2019, the Corporation did not sell any equity securities.  During the three and six months ended June 30, 2018, the Corporation sold $266,000 and $1.2 million of equity securities, respectively, with a realized net loss of $16,000 and realized net gain of $43,000, respectively.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of June 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019:
U.S. Treasury and federal agency	$4,527	$2	$(10)	$4,519
U.S. government sponsored entities and agencies	12,093	53	(42)	12,104
U.S. agency mortgage-backed securities: residential	40,692	362	(13)	41,041
U.S. agency collateralized mortgage obligations: residential	22,958	64	(314)	22,708
State and political subdivisions	10,786	151	(1)	10,936
Corporate debt securities	9,005	93	(8)	9,090
Total securities available-for-sale	$100,061	$725	$(388)	$100,398

December 31, 2018:
U.S. Treasury and federal agency	$4,532	$—	$(87)	$4,445
U.S. government sponsored entities and agencies	17,052	30	(299)	16,783
U.S. agency mortgage-backed securities: residential	27,666	—	(490)	27,176
U.S. agency collateralized mortgage obligations: residential	19,440	34	(810)	18,664
State and political subdivisions	22,943	13	(224)	22,732
Corporate debt securities	8,006	9	(97)	7,918
Total securities available-for-sale	$99,639	$86	$(2,007)	$97,718

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2019. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,499	$1,492
Due after one year through five years	21,110	21,149
Due after five through ten years	12,065	12,230
Due after ten years	1,737	1,778
Mortgage-backed securities: residential	40,692	41,041
Collateralized mortgage obligations: residential	22,958	22,708
Total securities available-for-sale	$100,061	$100,398

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019:
U.S. Treasury and federal agency	$—	$—	$3,507	$(10)	$3,507	$(10)
U.S. government sponsored entities and agencies	—	—	7,053	(42)	7,053	(42)
U.S. agency mortgage-backed securities: residential	—	—	3,743	(13)	3,743	(13)
U.S. agency collateralized mortgage obligations: residential	3,796	(31)	15,939	(283)	19,735	(314)
State and political subdivisions	—	—	224	(1)	224	(1)
Corporate debt securities	—	—	994	(8)	994	(8)
Total	$3,796	$(31)	$31,460	$(357)	$35,256	$(388)

December 31, 2018:
U.S. Treasury and federal agency	$—	$—	$4,445	$(87)	$4,445	$(87)
U.S. government sponsored entities and agencies	2,472	(30)	10,337	(269)	12,809	(299)
U.S. agency mortgage-backed securities: residential	19,483	(297)	7,693	(193)	27,176	(490)
U.S. agency collateralized mortgage obligations: residential	1,443	(5)	15,388	(805)	16,831	(810)
State and political subdivisions	7,061	(67)	10,083	(157)	17,144	(224)
Corporate debt securities	962	(38)	2,448	(59)	3,410	(97)
Total	$31,421	$(437)	$50,394	$(1,570)	$81,815	$(2,007)

Gains and losses on sales of securities for the three and six months ended June 30, were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Proceeds	$8,907	$264	$12,882	$6,795
Gains	29	—	35	14
Losses	(30)	—	(34)	(21)
Tax provision related to losses	—	—	—	(1)

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

There were 44 debt securities in an unrealized loss position as of June 30, 2019, all of which were in an unrealized loss position for more than 12 months. Of these 42 securities, 25 were collateralized mortgage obligations (issued by U.S. government sponsored entities), six were U.S. government sponsored entities and agency securities, four were mortgage-backed securities, four were U.S. Treasury securities, two were corporate securities and one was a state and political subdivision security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of June 30, 2019 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2019	December 31, 2018

Mortgage loans on real estate:
Residential first mortgages	$290,676	$295,405
Home equity loans and lines of credit	102,035	103,752
Commercial real estate	228,040	238,734
Total real estate loans	620,751	637,891
Other loans:
Commercial business	66,942	66,009
Consumer	10,694	11,272
Total other loans	77,636	77,281
Total loans, gross	698,387	715,172
Less allowance for loan losses	6,580	6,508
Total loans, net	$691,807	$708,664

Included in total loans above are net deferred costs of $2.2 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended June 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,256	$650	$3,043	$635	$55	$6,639
Charge-offs	(194)	(30)	(23)	(63)	(36)	(346)
Recoveries	—	—	13	—	4	17
Provision	163	22	10	43	32	270
Ending Balance	$2,225	$642	$3,043	$615	$55	$6,580

Six months ended June 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(204)	(34)	(28)	(134)	(75)	(475)
Recoveries	40	1	28	—	28	97
Provision	191	27	(63)	249	46	450
Ending Balance	$2,225	$642	$3,043	$615	$55	$6,580

At June 30, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$6	$—	$—	$—	$—	$6
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,219	642	3,043	615	55	6,574
Total	$2,225	$642	$3,043	$615	$55	$6,580
Total loans:
Individually evaluated for impairment	$376	$5	$2,478	$238	$—	$3,097
Acquired loans collectively evaluated for impairment	67,181	12,261	49,018	9,493	2,506	140,459
Originated loans collectively evaluated for impairment	223,119	89,769	176,544	57,211	8,188	554,831
Total	$290,676	$102,035	$228,040	$66,942	$10,694	$698,387

At December 31, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$12	$—	$—	$—	$—	$12
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,186	648	3,106	500	56	6,496
Total	$2,198	$648	$3,106	$500	$56	$6,508
Total loans:
Individually evaluated for impairment	$389	$6	$34	$39	$—	$468
Acquired loans collectively evaluated for impairment	72,654	13,750	56,690	12,974	3,306	159,374
Originated loans collectively evaluated for impairment	222,362	89,996	182,010	52,996	7,966	555,330
Total	$295,405	$103,752	$238,734	$66,009	$11,272	$715,172

Three months ended June 30, 2018:
Allowance for loan losses:
Beginning Balance	$1,919	$651	$2,751	$560	$54	$5,935
Charge-offs	—	(63)	(33)	—	(51)	(147)
Recoveries	—	10	16	1	3	30
Provision	114	52	148	(62)	48	300
Ending Balance	$2,033	$650	$2,882	$499	$54	$6,118

Six months ended June 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(61)	(83)	(418)	—	(170)	(732)
Recoveries	3	11	18	2	9	43
Provision	1	76	529	(88)	162	680
Ending Balance	$2,033	$650	$2,882	$499	$54	$6,118

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2019:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2019			For the three months ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$73	$73	$6	$73	$1	$1
Home equity and lines of credit	5	5	—	5	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	31	—	—
Consumer	—	—	—	—	—	—
Total	$78	$78	$6	$109	$1	$1

	For the six months ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$73	$2	$2
Home equity and lines of credit	6	—	—
Commercial real estate	—	—	—
Commercial business	21	—	—
Consumer	—	—	—
Total	$100	$2	$2

	Impaired Loans with No Specific Allowance
	As of June 30, 2019		For the three months ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$378	$303	$305	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	2,478	2,478	1,255	52	—
Commercial business	238	238	139	6	1
Consumer	—	—	—	—	—
Total	$3,094	$3,019	$1,699	$58	$1

	For the six months ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$308	$1	$1
Home equity and lines of credit	—	—	—
Commercial real estate	848	53	1
Commercial business	106	7	2
Consumer	—	—	—
Total	$1,262	$61	$4

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2019 and December 31, 2018, the Corporation had $450,000 and $394,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $6,000 and $12,000 of specific allowance for these loans at June 30, 2019 and December 31, 2018, respectively.

During the three and six months ended June 30, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $73,000. At June 30, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan. During the three and six months ended June 30, 2018, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six months ended June 30, 2019 and 2018, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019:
Residential first mortgages	$289,060	$—	$—	$1,616	$—	$290,676
Home equity and lines of credit	101,244	—	—	791	—	102,035
Commercial real estate	—	208,494	5,292	14,254	—	228,040
Commercial business	—	63,518	423	3,001	—	66,942
Consumer	10,567	—	—	127	—	10,694
Total loans	$400,871	$272,012	$5,715	$19,789	$—	$698,387

December 31, 2018:
Residential first mortgages	$293,919	$—	$—	$1,486	$—	$295,405
Home equity and lines of credit	102,869	—	—	883	—	103,752
Commercial real estate	—	222,335	5,942	10,457	—	238,734
Commercial business	—	62,022	542	3,445	—	66,009
Consumer	11,157	—	—	115	—	11,272
Total loans	$407,945	$284,357	$6,484	$16,386	$—	$715,172

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2019:
Residential first mortgages	$285,753	$2,215	$1,284	$221	$1,203	$290,676
Home equity and lines of credit	100,495	586	257	—	697	102,035
Commercial real estate	223,783	688	58	55	3,456	228,040
Commercial business	66,626	59	19	—	238	66,942
Consumer	10,445	101	20	—	128	10,694
Total loans	$687,102	$3,649	$1,638	$276	$5,722	$698,387

December 31, 2018:
Residential first mortgages	$289,732	$3,586	$747	$485	$855	$295,405
Home equity and lines of credit	101,920	707	351	287	487	103,752
Commercial real estate	232,865	5,013	231	19	606	238,734
Commercial business	65,538	50	247	—	174	66,009
Consumer	10,961	160	36	—	115	11,272
Total loans	$701,016	$9,516	$1,612	$791	$2,237	$715,172

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2019:
Residential first mortgages	$259	$—	$73	$871	$1,203
Home equity and lines of credit	70	—	—	627	697
Commercial real estate	104	2,677	—	675	3,456
Commercial business	—	40	—	198	238
Consumer	—	—	—	128	128
Total loans	$433	$2,717	$73	$2,499	$5,722

December 31, 2018:
Residential first mortgages	$335	$—	$74	$446	$855
Home equity and lines of credit	6	—	—	481	487
Commercial real estate	111	265	—	230	606
Commercial business	—	—	39	135	174
Consumer	—	—	—	115	115
Total loans	$452	$265	$113	$1,407	$2,237

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,448	$—
Core deposit intangibles	5,634	4,301	5,634	4,211
Total	$25,094	$4,301	$25,082	$4,211

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2018 or in the first six months of 2019.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six months ended June 30, 2019, the Corporation recorded intangible amortization expense totaling $45,000 and $90,000, respectively, compared to $68,000 and $136,000, respectively, for the same periods in 2018.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2019, 37,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

At June 30, 2019, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2019, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2019	37,250	$29.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2019	37,250	$29.94

For the three and six months ended June 30, 2019, the Corporation recognized stock compensation expense of $90,000 and $180,000, respectively, compared to $75,000 and $150,000, respectively for the same periods in 2018. As of June 30, 2019, there was $604,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2019:
Securities available-for-sale
U.S. Treasury and federal agency	$4,519	$4,519	$—	$—
U.S. government sponsored entities and agencies	12,104	—	12,104	—
U.S. agency mortgage-backed securities: residential	41,041	—	41,041	—
U.S. agency collateralized mortgage obligations: residential	22,708	—	22,708	—
State and political subdivision	10,936	—	10,936	—
Corporate debt securities	9,090	—	6,090	3,000
Total available-for-sale securities	$100,398	$4,519	$92,879	$3,000

Equity securities	$16	$16	$—	$—

December 31, 2018:
Securities available-for-sale
U.S. Treasury and federal agency	$4,445	$4,445	$—	$—
U.S. government sponsored entities and agencies	16,783	—	16,783	—
U.S. agency mortgage-backed securities: residential	27,176	—	27,176	—
U.S. agency collateralized mortgage obligations: residential	18,664	—	18,664	—
State and political subdivisions	22,732	—	22,732	—
Corporate debt securities	7,918	—	4,418	3,500
Total available-for-sale securities	$97,718	$4,445	$89,773	$3,500

Equity securities	$7	$7	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six months ended June 30, 2019, the Corporation reclassified one corporate security from Level 3 to Level 2. For the same period in 2018, the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2.  Also during 2018, the Corporation sold $25,000 in equity securities from Level 3.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2019 and 2018:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$3,500	$3,525	$3,500	$8,132
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	1
Included in other comprehensive income	—	—	—	—
Acquired	—	—	—	—
Sold out of Level 3	—	(25)	—	(25)
Transfers in and/or out of Level 3	(500)	—	(500)	(4,608)
Balance at the end of the period	$3,000	$3,500	$3,000	$3,500

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2019 and December 31, 2018, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was additional provision for loan losses recorded for impaired loans of $63,000 during the three and six month periods ended June 30, 2019.  There were no additional provisions recorded for impaired loans during the same periods in 2018.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2019 the Corporation had no OREO measured at fair value. During the three and six month periods ended June 30, 2019, there was expense recorded of $14,000 and $35,000, respectively, associated with the write-down of OREO.  The related properties were sold prior to June 30, 2019. As of December 31, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $160,000, which consisted of the outstanding balance of $415,000 less write-downs of $255,000.   As of June 30, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $157,000, which consisted of the outstanding balance of $168,000 less write-downs of $11,000.  During the three and six month periods ended June 30, 2018, there was expense recorded of $11,000.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018:
Other real estate owned	$160	$—	$—	$160
Total	$160	$—	$—	$160

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input (s)	Average
December 31, 2018:
Other real estate owned	$160	Sales comparison approach	Adjustment for differences between comparable sales	10%

At June 30, 2019 and December 31, 2018 was an impaired residential mortgage loan totaling $67,000 and $61,000, respectively, and an impaired home equity loan totaling $5,000 and $6,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2019:
Financial Assets:
Cash and cash equivalents	$31,456	$31,456	$31,456	$—	$—
Interest earning time deposits	9,958	9,958	—	9,958	—
Securities - available-for-sale	100,398	100,398	4,519	92,879	3,000
Securities - equities	16	16	16	—	—
Loans held for sale	134	134	—	134	—
Loans, net	691,807	685,812	—	—	685,812
Federal bank stock	5,764	N/A	N/A	N/A	N/A
Accrued interest receivable	2,504	2,504	73	298	2,133
Total	$842,037	$830,278	$36,064	$103,269	$690,945
Financial Liabilities:
Deposits	777,606	784,206	553,331	230,875	—
Borrowed funds	34,050	34,472	—	34,472	—
Accrued interest payable	643	643	51	592	—
Total	$812,299	$819,321	$553,382	$265,939	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018:
Financial Assets:
Cash and cash equivalents	$10,955	$10,955	$10,955	$—	$—
Interest earning time deposits	6,738	6,738	—	6,738	—
Securities - available-for-sale	97,718	97,718	4,445	89,773	3,500
Securities - equities	7	7	7	—	—
Loans held for sale	—	—	—	—	—
Loans, net	708,664	702,747	—	—	702,747
Federal bank stock	6,351	N/A	N/A	N/A	N/A
Accrued interest receivable	2,570	2,570	63	351	2,156
Total	$833,003	$820,735	$15,470	$96,862	$708,403
Financial Liabilities:
Deposits	761,546	767,009	539,946	227,063	—
Borrowed funds	45,350	44,869	—	44,869	—
Accrued interest payable	495	495	30	465	—
Total	$807,391	$812,373	$539,976	$272,397	$—

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

In 2018 the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $1 billion to $3 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 is 2.50% and for 2018 was 1.875%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of June 30, 2019, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$78,509	13.65%	$76,344	12.93%
For capital adequacy purposes	46,020	8.00%	47,252	8.00%
To be well capitalized	57,525	10.00%	59,065	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$71,929	12.50%	$69,836	11.82%
For capital adequacy purposes	34,515	6.00%	35,439	6.00%
To be well capitalized	46,020	8.00%	47,252	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$71,929	12.50%	$69,836	11.82%
For capital adequacy purposes	25,886	4.50%	26,579	4.50%
To be well capitalized	37,391	6.50%	38,393	6.50%
Tier 1 capital to average assets:
Actual	$71,929	8.22%	$69,836	7.95%
For capital adequacy purposes	35,013	4.00%	35,126	4.00%
To be well capitalized	43,766	5.00%	43,908	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2019	$(644)	$(4,840)	$(5,484)
Other comprehensive income before reclassification	910	—	910
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Net current period other comprehensive income (loss)	911	—	911
Accumulated Other Comprehensive Income (Loss) at June 30, 2019	$267	$(4,840)	$(4,573)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$1	Net gain on sale of securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$1	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2018	$(1,881)	$(4,839)	$(6,720)
Other comprehensive income before reclassification	(236)	—	(236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(236)	—	(236)
Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(2,117)	$(4,839)	$(6,956)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	Net loss on sale of securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$—	Net of tax

9.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the  six months ended June 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at December 31, 2018	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	1,785	—	1,785
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)
Net current period other comprehensive income	1,784	—	1,784
Accumulated Other Comprehensive Income (Loss) at June 30, 2019	$267	$(4,840)	$(4,573)

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the six months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(1)	Net gain (loss) on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$(1)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at December 31, 2017	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	(187)	$-	(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)

Other comprehensive income before reclassification	(1,257)	—	(1,257)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	6
Net current period other comprehensive income	(1,251)	—	(1,251)

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(2,117)	$(4,839)	$(6,956)

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the six months ended June 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$7	Net gain on sale of available-for-sale securities
Tax effect	(1)	Provision for income taxes
Total reclassifications for the period	$6	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and six months ended June 30, 2019 and 2018.

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$42	$37	$82	$76
Overdraft fees	412	353	850	682
Other fees	82	73	159	142
Electronic banking fees	371	329	695	644
Noninterest income (in-scope of Topic 606)	907	792	1,786	1,544
Noninterest income (out-of-scope of Topic 606)(1)	224	257	402	403
Total noninterest income	$1,131	$1,049	$2,188	$1,947

(1)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of June 30, 2019, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before exhausting all options for extensions.  The weighted average remaining life of the lease term for these leases was 13.40 years as of June 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.48% as of June 30, 2019.

The total operating lease costs were $48,000 and $97,000, respectively, for the three and six months ended June 30, 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.6 million and $1.8 million, respectively, as of June 30, 2019.  Rental expense for operating leases classified under ASC 840 for the three and six months ended June 30, 2018 was $50,000 and $100,000, respectively.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2019:

(Dollar amounts in thousands)
Year ending December 31:
2019 (excluding six months)	$106
2020	212
2021	217
2022	222
2023	222
Thereafter	1,289
Total minimum lease payments	2,268
Discount effect of cash flows	(485)
Present value of lease liabilities	$1,783

12.	Recent Accounting Pronouncements (continued)

Newly Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management has selected a software vendor and is currently working through the implementation process.  The Corporation is reviewing available historical information in order to assess the expected credit losses and determine the impact of the adoption of ASU 2016-13 on the Corporation's financial statements.  On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022.  As the Corporation is a smaller reporting company, the proposed delay would be applicable, if approved by FASB.

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

Adoption of New Accounting Policies

In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU requires lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, and interim periods therein. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. Adoption of this guidance as of January 1, 2019 resulted in the recording of operating lease right-of-use assets of $1.6 million and operating lease liabilities of $1.8 million.  The Corporation recorded a cumulative adjustment to retained earning for prior periods of $170,000, net of deferred taxes of $45,000.  See Note 11-Leases for more information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and six months ended June 30, 2019, compared to the same periods in 2018 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $10.1 million, or 1.1%, to $909.0 million at June 30, 2019 from $898.9 million at December 31, 2018. The change in assets was driven primarily by a increase in cash and cash equivalents, interest earning time deposits and securities of $20.5 million, $3.2 million and $2.7 million, respectively, partially offset by a decrease in net loans of $16.9 million. Total liabilities increased $5.7 million to $824.6 million at June 30, 2019 from $818.9 million at December 31, 2018 due to an increase in customer deposits of $16.1 million, partially offset by a decrease in borrowed funds of $11.3 million.

Stockholders’ equity increased $4.3 million, or 5.4%, to $84.4 million at June 30, 2019 from $80.0 million at December 31, 2018 primarily due to a $2.4 million increase in retained earnings as a result of $4.2 million of net income, partially offset by $1.7 million of dividends paid.  Additionally, the accumulated other comprehensive loss was reduced by $1.8 million.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 9.3% of total assets.  Book value per common share was $29.70 at June 30, 2019, compared to $28.09 at December 31, 2018.

At June 30, 2019, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.22%, 12.50%, 12.50% and 13.65%, respectively. The Bank was also considered “well-capitalized” at December 31, 2018 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.95%, 11.82%, 11.82% and 12.93%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2019 and 2018

General. Net income available to common stockholders increased $636,000, or 45.0%, to $2.0 million for the three months ended June 30, 2019 from $1.4 million for the same period in 2018. This increase was the result of increases in net interest income and noninterest income of $891,000 and $82,000, respectively, and a decrease of $30,000 in the provision for loan losses, partially offset by increases in noninterest expense, the provision for income taxes and preferred stock dividends of $85,000, $191,000 and $91,000, respectively.

Net interest income. Tax equivalent net interest income increased $889,000, or 14.2%, to $7.1 million for the three months ended June 30, 2019 from $6.2 million for the three months ended June 30, 2018. This increase was attributed to an increase in tax equivalent interest income of $1.5 million, partially offset by an increase in interest expense of $629,000.

Interest income. Tax equivalent interest income increased $1.5 million, or 20.3%, to $9.0 million for the three months ended June 30, 2019 from $7.5 million for the same period in 2018. This increase was attributed to increases in interest earned on loans and securities, dividends on federal bank stocks and interest earned on interest-earning deposits with banks of $1.4 million, $44,000, $19,000 and $16,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.4 million, or 21.5%, to $8.1 million for the three months ended June 30, 2019 compared to $6.7 million for the same period in 2018. This increase resulted from a $109.4 million, or 18.5%, increase in average loans, accounting for a $1.3 million increase in interest income. The increase in loans receivable was related to the acquisition of Community First Bancorp, Inc. in October 2018 and strong loan growth during 2018. Adding to this favorable volume variance, the average yield on loans increased 12 basis points to 4.66% for the three months ended June 30, 2019, versus 4.54% for the same period in 2018. This favorable yield variance accounted for a $173,000 increase in interest income. Accretion of purchase accounting adjustments on acquired loans accounted for approximately 6 basis points of the yield increase.

Tax equivalent interest earned on securities increased $44,000, or 7.3%, to $646,000 for the three months ended June 30, 2019 compared to $602,000 for the three months ended June 30, 2018. This increase resulted from a 16 basis point increase in the average yield on securities to 2.63% for the three months ended June 30, 2019 versus 2.47% for the same period in 2018. This favorable yield variance accounted for a $41,000 increase in interest income. Additionally, the average balance of securities increased $496,000 accounting for a $3,000 increase in interest income.

Interest earned on deposits with banks increased $16,000, or 19.3%, to $99,000 for the three months ended June 30, 2019 compared to $83,000 for the three months ended June 30, 2018. This increase resulted from a 27 basis point increase in the average yield on these accounts to 1.64% for the three months ended June 30, 2019, versus 1.37% for the same period in 2018, accounting for an $16,000 increase in interest income.

Dividends on federal bank stocks increased $19,000, or 20.4%, to $112,000 for the three months ended June 30, 2019 from $93,000 for the same period in 2018. This increase was primarily due to a $1.4 million, or 31.6%, increase in the average balance of federal bank stocks, accounted for a $27,000 increase in interest income.  Partially offsetting this favorable volume variance, a decrease of 73 basis points in the average yield on federal bank stocks to 7.79% for the three months ended June 30, 2019, versus 8.52% for the same period in 2018, accounted for an $8,000 decrease in interest income.

Interest expense. Interest expense increased $629,000, or 50.6%, to $1.9 million for the three months ended June 30, 2019 from $1.2 million for the same period in 2018. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $534,000 and $95,000, respectively.

Interest expense incurred on deposits increased $534,000, or 48.5%, to $1.6 million for the three months ended June 30, 2019 compared to $1.1 million for the same period in 2018. The average cost of interest-bearing deposits increased 27 basis points to 1.07% for the three months ended June 30, 2019, versus 0.80% for the same period in 2018, accounting for a $393,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $64.6 million, or 11.7%, to $614.6 million for the three months ended June 30, 2019, compared to $550.0 million for the same period in 2018 causing a $141,000 increase in interest expense. This increase was primarily due to the acquisition of Community First in October 2018.

Interest expense incurred on borrowed funds increased $95,000, or 67.4%, to $236,000 for the three months ended June 30, 2019, compared to $141,000 for the same period in the prior year. The average balance of borrowed funds increased $14.3 million, or 71.2%, to $34.3 million for the three months ended June 30, 2019, compared to $20.1 million for the same period in 2018 causing an $93,000 increase in interest expense. The increase in the outstanding balance of borrowed funds primarily resulted from three additional $5.0 million FHLB long-term notes taken in December 2018. The average cost of long-term borrowed funds increased 8 basis points to 2.56% for the three months ended June 30, 2019 compared to 2.48% for the same period in 2018 causing a $3,000 increase in interest expense.  Partially offsetting the cost of long-term borrowings, the average cost of short-term borrowed funds decreased 26 basis points to 5.47% for the three months ended June 30, 2019 compared to 5.73% for the same period in 2018 causing a $1,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$680,410	$7,937	4.68%	$571,306	$6,514	4.57%
Loans, tax exempt	21,278	210	3.95%	21,022	194	3.70%
Total loans receivable	701,688	8,147	4.66%	592,328	6,708	4.54%
Securities, taxable	81,224	530	2.62%	73,199	439	2.41%
Securities, tax exempt	17,131	116	2.71%	24,660	163	2.65%
Total securities	98,355	646	2.63%	97,859	602	2.47%
Interest-earning deposits with banks	24,184	99	1.64%	24,225	83	1.37%
Federal bank stocks	5,765	112	7.79%	4,380	93	8.52%
Total interest-earning cash equivalents	29,949	211	2.83%	28,605	176	2.47%
Total interest-earning assets	829,992	9,004	4.35%	718,792	7,486	4.18%
Cash and due from banks	3,232			2,837
Other noninterest-earning assets	62,927			46,462
Total Assets	$896,151			$768,091
Interest-bearing liabilities:
Interest-bearing demand deposits	$393,513	$586	0.60%	$379,094	$470	0.50%
Time deposits	221,053	1,050	1.91%	170,902	632	1.48%
Total interest-bearing deposits	614,566	1,636	1.07%	549,996	1,102	0.80%
Borrowed funds, short-term	2,322	32	5.47%	2,050	29	5.73%
Borrowed funds, long-term	32,000	204	2.56%	18,003	112	2.48%
Total borrowed funds	34,322	236	2.76%	20,053	141	2.82%
Total interest-bearing liabilities	648,888	1,872	1.16%	570,049	1,243	0.87%
Noninterest-bearing demand deposits	150,807	—	—	128,578	—	—
Funding and cost of funds	799,695	1,872	0.94%	698,627	1,243	0.71%
Other noninterest-bearing liabilities	13,597			10,344
Total Liabilities	813,292			708,971
Stockholders' Equity	82,859			59,120
Total Liabilities and Stockholders' Equity	$896,151			$768,091
Net interest income		$7,132			$6,243

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.19%			3.30%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.45%			3.48%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,266	$173	$1,439
Securities	3	41	44
Interest-earning deposits with banks	—	16	16
Federal bank stocks	27	(8)	19
Total interest-earning assets	1,296	222	1,518

Interest expense:
Interest-bearing deposits	141	393	534
Borrowed funds, short-term	4	(1)	3
Borrowed funds, long-term	89	3	92
Total interest-bearing liabilities	234	395	629
Net interest income	$1,062	$(173)	$889

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended June 30, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2019	2018
Balance at the beginning of the period	$6,639	$5,935
Provision for loan losses	270	300
Charge-offs	(346)	(147)
Recoveries	17	30
Balance at the end of the period	$6,580	$6,118

Nonperforming loans	$5,998	$2,486
Nonperforming assets	6,331	3,304
Nonperforming loans to total loans	0.86%	0.42%
Nonperforming assets to total assets	0.70%	0.43%
Allowance for loan losses to total loans	0.94%	1.03%
Allowance for loan losses to nonperforming loans	109.70%	246.10%

Nonperforming loans increased $2.3 million, or 62.7% to $6.0 million at June 30, 2019 from $3.7 million at March 31, 2019. This was primarily due to the addition of one commercial real estate loan totaling $2.4 million being placed on non-accrual status. In 2016, the Corporation purchased a participation interest in this loan from another local financial institution.  The proceeds of the loan, which was originated as a construction loan with a permanent financing mortgage loan upon completion of construction, was used by the borrower to construct an apartment complex located in Beaver County, Pennsylvania. During the three months ended June 30, 2019, the developer of the property was indicted on multiple charges of fraud. Also, it was discovered that the financials initially provided to obtain the financing for the project may have contained fraudulent information which caused the lead bank to demand that the outstanding loan be paid in full.  In addition, the lead lender commenced foreclosure proceedings and the property was placed into receivership during the quarter. At June 30, 2019, the loan was in arrears and therefore considered a nonperforming loan.

As of June 30, 2019, the Corporation’s classified and criticized assets amounted to $25.5 million, or 2.8% of total assets, with $19.8 million classified as substandard and $5.7 million identified as special mention. This compares to classified and criticized assets of $21.5 million, or 2.4% of total assets, with $15.2 million classified as substandard and $6.3 million identified as special mention at March 31, 2019. This increase was primarily related to two additional commercial relationships totaling $4.9 million being classified as substandard in the second quarter of 2019.

The provision for loan losses decreased $30,000, or 10.0%, to $270,000 for the three months ended June 30, 2019 from $300,000 for the same period in 2018 as loan balances declined $8.5 million during the three months ended June 30, 2019. The previously described $2.4 million commercial relationship which was downgraded to substandard and placed on non-accrual status during the quarter ended June 30, 2019, was individually evaluated for impairment and based on management's analysis of the value of the collateral pledged on the loan, it was determined that no additional provision was required with respect to such loan. The provision for loan losses recorded for the three months ended June 30, 2018 was higher primarily due to growth in the loan portfolio of $3.0 million.

Noninterest income.  Noninterest income increased $82,000, or 7.8%, to $1.1 million for the three months ended June 30, 2019, compared to $1.0 million for the same period in 2018. Fees and service charges increased $73,000 primarily associated with the operation of the new full-service banking offices which were acquired from Community First and general increases in overdraft fee income.

Noninterest expense.  Noninterest expense increased $85,000, or 1.6%, to $5.3 million for the three months ended June 30, 2019 from $5.2 million for the same period in 2018.  The increase primarily related to increases in compensation and benefits expense and other noninterest expense of $266,000 and $227,000, respectively, partially offset by a reduction in acquistion costs of $358,000.   The increases primarily related to costs associated with the aforementioned new banking offices and normal salary and benefit and operating expense increases.

Provision for income taxes. The provision for income taxes increased $191,000, or 67.6%, to $473,000 for the three months ended June 30, 2019 compared to $282,000 for the same period in the prior year as a result of the increase in net income before provision for income taxes.

Comparison of Results for the Six Months Ended June 30, 2019 and 2018

General. Net income available to common stockholders increased $1.4 million, or 48.8%, to $4.1 million for the six months ended June 30, 2019 from $2.8 million for the same period in 2018. This increase was the result of increases in net interest income and noninterest income of $2.3 million and $242,000, respectively, and a decrease of $230,000 in the provision for loan losses, partially offset by increases in noninterest expense, provision for income taxes and preferred stock dividends of $908,000, $381,000 and $91,000, respectively.

Net interest income. Tax equivalent net interest income increased $2.3 million, or 18.6%, to $14.4 million for the six months ended June 30, 2019 from $12.1 million for the six months ended June 30, 2018. This increase was attributed to an increase in tax equivalent interest income of $3.5 million, partially offset by an increase in interest expense of $1.3 million.

Interest income. Tax equivalent interest income increased $3.5 million, or 24.2%, to $18.0 million for the six months ended June 30, 2019 from $14.5 million for the same period in 2018. This increase was attributed to increases in interest earned on loans and securities, dividends on federal bank stocks and interest earned on interest-earning deposits with banks of $3.3 million, $94,000, $55,000 and $29,000, respectively.

Tax equivalent interest earned on loans receivable increased $3.3 million, or 25.5%, to $16.4 million for the six months ended June 30, 2019 compared to $13.1 million for the same period in 2018. This increase resulted from a $117.0 million, or 19.9%, increase in average loans, accounting for an increase of $2.7 million in interest income. The increase in loans receivable was related to the acquisition of Community First Bancorp, Inc. in October 2018 and strong loan growth during 2018. Adding to this favorable volume variance, the average yield on loans increased 21 basis points to 4.69% for the six months ended June 30, 2019, versus 4.48% for the same period in 2018. This favorable yield variance accounted for a $635,000 increase in interest income. Accretion of purchase accounting adjustments on acquired loans accounted for approximately 6 basis points of the yield increase.

Tax equivalent interest earned on securities increased $94,000, or 7.9%, to $1.3 million for the six months ended June 30, 2019 compared to $1.2 million for the six months ended June 30, 2018. This increase resulted from a 22 basis point increase in the average yield on securities to 2.64% for the six months ended June 30, 2019 versus 2.42% for the same period in 2018. This favorable yield variance accounted for a $104,000 increase in interest income. Partially offsetting this favorable variance, the average balance of securities decreased $860,000 accounting for a $10,000 decrease in interest income.

Interest earned on deposits with banks increased $29,000, or 24.8%, to $146,000 for the six months ended June 30, 2019 compared to $117,000 for the six months ended June 30, 2018. This increase resulted from a 31 basis point increase in the average yield on these accounts to 1.60% for the six months ended June 30, 2019, versus 1.29% for the same period in 2018, accounting for a $28,000 increase in interest income. Additionally, the average balance of interest-earning deposits increased $109,000 accounting for an increase of $1,000 in interest income.

Dividends on federal bank stocks increased $55,000, or 35.0%, to $212,000 for the six months ended June 30, 2019 from $157,000 for the same period in 2018. This increase was primarily due to a $1.4 million, or 31.8%, increase in the average balance of federal bank stocks, accounting for a $51,000 increase in interest income.  Furthermore, an increase of 18 basis points in the average yield on federal bank stocks to 7.27% for the six months ended June 30, 2019, versus 7.09% for the same period in 2018, accounted for a $4,000 increase in interest income.

Interest expense. Interest expense increased $1.3 million, or 52.3%, to $3.6 million for the six months ended June 30, 2019 from $2.4 million for the same period in 2018. This increase in interest expense can be attributed to a $1.0 million increase in interest incurred on deposits and an increase of $238,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $1.0 million, or 48.4%, to $3.1 million for the six months ended June 30, 2019 compared to $2.1 million for the same period in 2018. The average cost of interest-bearing deposits increased 25 basis points to 1.03% for the six months ended June 30, 2019, versus 0.78% for the same period in 2018, accounting for a $719,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $70.0 million, or 12.9%, to $611.2 million for the six months ended June 30, 2019, compared to $541.3 million for the same period in 2018 causing a $295,000 increase in interest expense. This increase was primarily due to the acquisition of Community First in October 2018.

Interest expense incurred on borrowed funds increased $238,000, or 79.6%, to $537,000 for the six months ended June 30, 2019, compared to $299,000 for the same period in the prior year. The average balance of borrowed funds increased $17.1 million, or 76.6%, to $39.4 million for the six months ended June 30, 2019, compared to $22.3 million for the same period in 2018 causing a $238,000 increase in interest expense. The increase in the outstanding balance of borrowed funds primarily resulted from three additional $5.0 million FHLB long-term notes taken in December 2018. Additionally, the average cost of borrowed funds increased 4 basis points to 2.74% for the six months ended June 30, 2019 compared to 2.70% for the same period in 2018 .

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

(Dollar amounts in thousands)	Six months ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$684,915	$16,008	4.71%	$567,139	$12,687	4.51%
Loans, tax exempt	20,570	399	3.91%	21,355	388	3.67%
Total loans receivable	705,485	16,407	4.69%	588,494	13,075	4.48%
Securities, taxable	78,344	1,022	2.63%	72,665	847	2.35%
Securities, tax exempt	19,459	257	2.66%	25,998	338	2.62%
Total securities	97,803	1,279	2.64%	98,663	1,185	2.42%
Interest-earning deposits with banks	18,396	146	1.60%	18,287	117	1.29%
Federal bank stocks	5,884	212	7.27%	4,466	157	7.09%
Total interest-earning cash equivalents	24,280	358	2.97%	22,753	274	2.43%
Total interest-earning assets	827,568	18,044	4.40%	709,910	14,534	4.13%
Cash and due from banks	3,246			2,748
Other noninterest-earning assets	62,926			46,071
Total Assets	$893,740			$758,729
Interest-bearing liabilities:
Interest-bearing demand deposits	$390,664	$1,115	0.58%	$370,486	$873	0.48%
Time deposits	220,544	1,992	1.82%	170,771	1,220	1.44%
Total interest-bearing deposits	611,208	3,107	1.03%	541,257	2,093	0.78%
Borrowed funds, short-term	7,307	127	3.51%	3,207	66	4.12%
Borrowed funds, long-term	32,124	410	2.57%	19,122	233	2.46%
Total borrowed funds	39,431	537	2.74%	22,329	299	2.70%
Total interest-bearing liabilities	650,639	3,644	1.13%	563,586	2,392	0.86%
Noninterest-bearing demand deposits	147,705	—	—	125,768	—	—
Funding and cost of funds	798,344	3,644	0.92%	689,354	2,392	0.70%
Other noninterest-bearing liabilities	13,655			10,376
Total Liabilities	811,999			699,730
Stockholders' Equity	81,741			58,999
Total Liabilities and Stockholders' Equity	$893,740			$758,729
Net interest income		$14,400			$12,142

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.27%			3.27%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.51%			3.45%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$2,697	$635	$3,332
Securities	(10)	104	94
Interest-earning deposits with banks	1	28	29
Federal bank stocks	51	4	55
Total interest-earning assets	2,739	771	3,510

Interest expense:
Interest-bearing deposits	295	719	1,014
Borrowed funds, short-term	73	(12)	61
Borrowed funds, long-term	165	12	177
Total interest-bearing liabilities	533	719	1,252
Net interest income	$2,206	$52	$2,258

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2019	2018
Balance at the beginning of the period	$6,508	$6,127
Provision for loan losses	450	680
Charge-offs	(475)	(732)
Recoveries	97	43
Balance at the end of the period	$6,580	$6,118

Nonperforming loans	$5,998	$2,486
Nonperforming assets	6,331	3,304
Nonperforming loans to total loans	0.86%	0.42%
Nonperforming assets to total assets	0.70%	0.43%
Allowance for loan losses to total loans	0.94%	1.03%
Allowance for loan losses to nonperforming loans	109.70%	246.10%

Nonperforming loans increased $3.0 million, or 98.1%, to $6.0 million at June 30, 2019 from $3.0 million at December 31, 2018. This was primarily due to the addition of two commercial relationships totaling $2.6 million and one residential loan totaling $423,000 being placed on non-accrual status during the six months ended June 30, 2019. This included the previously discussed $2.4 million commercial real estate loan for the apartment complex in Beaver County.

As of June 30, 2019, the Corporation’s classified and criticized assets amounted to $25.5 million, or 2.8% of total assets, with $19.8 million classified as substandard and $5.7 million identified as special mention. This compares to classified and criticized assets of $22.9 million, or 2.5% of total assets, with $16.4 million classified as substandard and $6.5 million identified as special mention at December 31, 2018. This increase was primarily related to the addition of two commercial relationships totaling $4.9 million, partially offset by the payoffs of five commercial relationships totaling $2.2 million and the transfer to OREO of one commercial relationship totaling $232,000.

The provision for loan losses decreased $230,000, or 33.8%, to $450,000 for the six months ended June 30, 2019 from $680,000 for the same period in 2018 as loan balances declined $16.9 million during the six months ended June 30, 2019 and portfolio net charge-offs were lower than normal. Additionally, the $2.4 million commercial relationship, which was downgraded to substandard and placed on non-accrual status during the quarter ended June 30, 2019, was individually evaluated for impairment, and due to sufficient collateral values, was determined to no longer need an allowance allocated to it. The provision for loan losses recorded for the six months ended June 30, 2018 was higher due to growth in the loan portfolio of $10.0 million and higher than normal net charge-offs for the period.

Noninterest income.  Noninterest income increased $242,000, or 12.4%, to $2.2 million for the six months ended June 30, 2019, compared to $1.9 million for the same period in 2018. Fees and service charges increased $191,000, primarily associated with the operation of the new full-service banking offices which were acquired from Community First and general increases in overdraft fee income.

Noninterest expense.  Noninterest expense increased $908,000, or 9.1%, to $10.9 million for the six months ended June 30, 2019 from $10.0 million for the same period in 2018.  The increase primarily related to increases in compensation and benefits expense, other noninterest expense and occupancy and equipment expense of $730,000, $489,000 and $198,000, respectively. The increases primarily related to costs associated with the aforementioned new banking offices and normal salary and benefit and operating expense increases.

Provision for income taxes. The provision for income taxes increased $381,000, or 69.5%, to $929,000 for the six months ended June 30, 2019 compared to $548,000 for the same period in the prior year as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the six months ended June 30, 2019, the Corporation used its sources of funds primarily to reduce short-term borrowed funds and increase interest earning time deposits and investment balances. As of June 30, 2019, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $99.3 million, and standby letters of credit totaling $712,000, net of collateral maintained by the Bank.

At June 30, 2019, time deposits amounted to $224.3 million, or 28.8% of the Corporation’s total consolidated deposits, including approximately $71.9 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2019, the Corporation had borrowed funds of $34.1 million consisting of $30.0 million of long-term FHLB advances, a $2.0 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At June 30, 2019, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $249.9 million.

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

At June 30, 2019, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2019, the Corporation’s interest-earning assets maturing or repricing within one year totaled $235.5 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $185.1 million, providing an excess of interest-earning assets over interest-bearing liabilities of $50.4 million. At June 30, 2019, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 127.2%.

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

As of June 30, 2019, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 12, 2019	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2019	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer