Form 10-Q
period 2019-09-30
EMCLAIRE FINANCIAL CORP
filed 2019-11-08
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the Registrant’s common stock was 2,698,712 at November 8, 2019.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of September 30, 2019 and December 31, 2018
(Dollar amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$3,742	$3,623
Interest earning deposits with banks	45,560	7,332
Cash and cash equivalents	49,302	10,955
Interest earning time deposits	10,198	6,738
Securities - available-for-sale	117,899	97,718
Securities - equity investments	23	7
Loans held for sale	154	—
Loans receivable, net of allowance for loan losses of $6,509 and $6,508	688,357	708,664
Federal bank stocks, at cost	5,856	6,351
Bank-owned life insurance	15,194	14,881
Accrued interest receivable	2,754	2,570
Premises and equipment, net	20,685	18,911
Goodwill	19,460	19,448
Core deposit intangible, net	1,289	1,423
Prepaid expenses and other assets	10,259	11,209
Total Assets	$941,430	$898,875
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$155,923	$148,893
Interest bearing	652,102	612,653
Total deposits	808,025	761,546
Short-term borrowed funds	2,050	12,850
Long-term borrowed funds	31,750	32,500
Accrued interest payable	652	495
Accrued expenses and other liabilities	13,022	11,476
Total Liabilities	855,499	818,867
Commitments and Contingent Liabilities	—	—
Stockholders' Equity:
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,800,729 shares issued; 2,698,712 shares outstanding	3,501	3,501
Additional paid-in capital	46,672	46,401
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	38,142	34,371
Accumulated other comprehensive loss	(4,476)	(6,357)
Total Stockholders' Equity	85,931	80,008
Total Liabilities and Stockholders' Equity	$941,430	$898,875

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and nine months ended September 30, 2019 and 2018
(Dollar amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans receivable, including fees	$8,170	$6,688	$24,514	$19,703
Securities:
Taxable	583	464	1,606	1,312
Exempt from federal income tax	79	137	301	430
Federal bank stocks	104	65	316	221
Interest earning deposits with banks	251	112	397	228
Total interest and dividend income	9,187	7,466	27,134	21,894
Interest expense:
Deposits	1,938	1,183	5,045	3,277
Borrowed funds	233	142	769	440
Total interest expense	2,171	1,325	5,814	3,717
Net interest income	7,016	6,141	21,320	18,177
Provision for (recovery of) loan losses	(145)	300	305	980
Net interest income after provision for loan losses	7,161	5,841	21,015	17,197
Noninterest income:
Fees and service charges	531	528	1,622	1,428
Net realized gain (loss) on sales of securities	42	(2)	43	(9)
Net gain on sales of loans	77	35	129	60
Earnings on bank-owned life insurance	96	105	313	311
Other	463	396	1,289	1,219
Total noninterest income	1,209	1,062	3,396	3,009
Noninterest expense:
Compensation and employee benefits	3,187	2,519	8,892	7,493
Premises and equipment	810	736	2,536	2,264
Intangible asset amortization	44	67	134	203
Professional fees	278	243	664	712
Federal deposit insurance	—	103	267	391
Acquisition costs	—	677	—	1,036
Other	1,439	1,210	4,155	3,437
Total noninterest expense	5,758	5,555	16,648	15,536
Income before provision for income taxes	2,612	1,348	7,763	4,670
Provision for income taxes	444	187	1,372	735
Net income	2,168	1,161	6,391	3,935
Preferred stock dividends	—	—	91	—
Net income available to common stockholders	$2,168	$1,161	$6,300	$3,935
Basic earnings per common share	$0.80	$0.51	$2.33	$1.73
Diluted earnings per common share	0.80	0.51	2.32	1.72
Average common shares outstanding - basic	2,698,712	2,271,139	2,698,712	2,271,139
Average common shares outstanding - diluted	2,719,528	2,291,286	2,715,957	2,288,723

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2019 and 2018
(Dollar amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,168	$1,161	$6,391	$3,935
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	165	(564)	2,424	(2,155)
Reclassification adjustment for (gains) losses included in net income	(42)	2	(43)	9
Net period change	123	(562)	2,381	(2,146)
Tax effect	(26)	118	(500)	451
Net of tax	97	(444)	1,881	(1,695)
Comprehensive income	$2,265	$717	$8,272	$2,240

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2019 and 2018
(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$6,391	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,022	862
Provision for loan losses	305	980
Amortization/accretion of premiums, discounts and deferred costs and fees, net	235	309
Amortization of operating lease right-of-use assets	98	—
Amortization of intangible assets and mortgage servicing rights	182	244
Realized (gains) losses on sales of debt securities, net	(43)	9
Change in fair value of equity securities, including realized gains	(16)	(36)
Net gains on sales of loans	(129)	(60)
Net loss on foreclosed real estate	32	40
Net gain on sale of premises and equipment	(11)	(25)
Loans originated for sale	(5,173)	(4,241)
Proceeds from the sale of loans originated for sale	5,148	4,685
Write-down of foreclosed real estate	35	11
Stock compensation expense	271	187
Increase in bank-owned life insurance, net	(313)	(250)
Increase in accrued interest receivable	(184)	(85)
(Increase) decrease in prepaid expenses and other assets	154	(2,898)
Increase in accrued interest payable	157	47
Increase (decrease) in accrued expenses and other liabilities	(277)	636
Net cash provided by operating activities	7,884	4,350
Cash flows from investing activities
Loan originations and principal collections, net	19,327	(16,679)
Available-for-sale securities:
Sales	21,035	12,683
Maturities, repayments and calls	12,946	6,822
Purchases	(51,871)	(18,645)
Net change in federal bank stocks	495	196
Net increase in interest earning time deposits	(3,460)	(2,540)
Proceeds from the sale of bank premises and equipment	251	155
Purchases of premises and equipment	(1,492)	(574)
Proceeds from the sale of foreclosed real estate	742	388
Net cash used in investing activities	(2,027)	(18,194)
Cash flows from financing activities
Net increase in deposits	46,479	27,718
Repayments on long-term debt	(750)	(5,750)
Net change in short-term borrowings	(10,800)	(450)
Dividends paid	(2,439)	(1,908)
Net cash provided by financing activities	32,490	19,610
Net increase in cash and cash equivalents	38,347	5,766
Cash and cash equivalents at beginning of period	10,955	10,176
Cash and cash equivalents at end of period	$49,302	$15,942
Supplemental information:
Interest paid	$5,657	$3,670
Income taxes paid	910	560
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	324	526
Initial recognition of operating lease right-of-use assets	1,642	—
Initial recognition of operating lease liabilities	1,858	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018, as previously presented	$—	$—	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	—	—	—	187	(187)	—
Balance at January 1, 2018, as adjusted	$—	$—	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	—	—	—	—	—	1,362	—	1,362
Other comprehensive loss	—	—	—	—	—	—	(1,015)	(1,015)
Stock compensation expense	—	—	—	75	—	—	—	75
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(636)	—	(636)
Balance at March 31, 2018	—	—	2,966	31,106	(2,114)	33,639	(6,720)	58,877
Net income	—	—	—	—	—	1,413	—	1,413
Other comprehensive loss	—	—	—	—	—	—	(236)	(236)
Stock compensation expense	—	—	—	75	—	—	—	75
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(636)	—	(636)
Balance at June 30, 2018	—	—	2,966	31,181	(2,114)	34,416	(6,956)	59,493
Net income	—	—	—	—	—	1,161	—	1,161
Other comprehensive loss	—	—	—	—	—	—	(444)	(444)
Stock compensation expense	—	—	—	37	—	—	—	37
Cash dividends declared on common stock ($0.28 per share)	—	—	—	—	—	(637)	—	(637)
Balance at September 30, 2018	$—	$—	$2,966	$31,218	$(2,114)	$34,940	$(7,400)	$59,610

Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	421	3,785	3,501	46,491	(2,114)	35,489	(5,484)	82,089
Net income	—	—	—	—	—	2,140	—	2,140
Other comprehensive income	—	—	—	—	—	—	911	911
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at June 30, 2019	421	3,785	3,501	46,581	(2,114)	36,756	(4,573)	84,357
Net income	—	—	—	—	—	2,168	—	2,168
Other comprehensive income	—	—	—	—	—	—	97	97
Stock compensation expense	—	—	—	91	—	—	—	91
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at September 30, 2019	$421	$3,785	$3,501	$46,672	$(2,114)	$38,142	$(4,476)	$85,931

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

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share
Net income	$2,168	$1,161	$6,391	$3,935
Less: Preferred stock dividends	—	—	91	—
Net income available to common stockholders	$2,168	$1,161	$6,300	$3,935
Average common shares outstanding	2,698,712	2,271,139	2,698,712	2,271,139
Add: Dilutive effects of restricted stock awards	20,816	20,147	17,245	17,584
Average shares and dilutive potential common shares	2,719,528	2,291,286	2,715,957	2,288,723
Basic earnings per common share	$0.80	$0.51	$2.33	$1.73
Diluted earnings per common share	$0.80	$0.51	$2.32	$1.72
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $23,000 and $7,000 at September 30, 2019 and December 31, 2018, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and nine months ended September 30, 2019, the Corporation recognized a gain of $6,000 and $16,000, respectively, on equity securities held at September 30, 2019, compared to a net loss of $1,000 and $7,000, respectively, for the same periods in 2018. During the three and nine months ended September 30, 2019, the Corporation did not sell any equity securities.  During the nine months ended September 30, 2018, the Corporation sold $1.2 million of equity securities with a realized net gain of $43,000.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of September 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019:
U.S. Treasury	$4,024	$7	$(5)	$4,026
U.S. government sponsored entities and agencies	8,085	18	(23)	8,080
U.S. agency mortgage-backed securities: residential	44,200	378	(40)	44,538
U.S. agency collateralized mortgage obligations: residential	30,714	105	(262)	30,557
State and political subdivisions	20,703	241	(34)	20,910
Corporate debt securities	9,713	97	(22)	9,788
Total securities available-for-sale	$117,439	$846	$(386)	$117,899

December 31, 2018:
U.S. Treasury	$4,532	$—	$(87)	$4,445
U.S. government sponsored entities and agencies	17,052	30	(299)	16,783
U.S. agency mortgage-backed securities: residential	27,666	—	(490)	27,176
U.S. agency collateralized mortgage obligations: residential	19,440	34	(810)	18,664
State and political subdivisions	22,943	13	(224)	22,732
Corporate debt securities	8,006	9	(97)	7,918
Total securities available-for-sale	$99,639	$86	$(2,007)	$97,718

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2019. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,264	$1,261
Due after one year through five years	14,452	14,489
Due after five through ten years	12,109	12,283
Due after ten years	14,700	14,771
Mortgage-backed securities: residential	44,200	44,538
Collateralized mortgage obligations: residential	30,714	30,557
Total securities available-for-sale	$117,439	$117,899

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019:
U.S. Treasury	$—	$—	$2,001	$(5)	$2,001	$(5)
U.S. government sponsored entities and agencies	—	—	6,062	(23)	6,062	(23)
U.S. agency mortgage-backed securities: residential	10,940	(34)	3,557	(6)	14,497	(40)
U.S. agency collateralized mortgage obligations: residential	6,773	(58)	12,485	(204)	19,258	(262)
State and political subdivisions	4,642	(34)	—	—	4,642	(34)
Corporate debt securities	2,702	(11)	488	(11)	3,190	(22)
Total	$25,057	$(137)	$24,593	$(249)	$49,650	$(386)

December 31, 2018:
U.S. Treasury	$—	$—	$4,445	$(87)	$4,445	$(87)
U.S. government sponsored entities and agencies	2,472	(30)	10,337	(269)	12,809	(299)
U.S. agency mortgage-backed securities: residential	19,483	(297)	7,693	(193)	27,176	(490)
U.S. agency collateralized mortgage obligations: residential	1,443	(5)	15,388	(805)	16,831	(810)
State and political subdivisions	7,061	(67)	10,083	(157)	17,144	(224)
Corporate debt securities	962	(38)	2,448	(59)	3,410	(97)
Total	$31,421	$(437)	$50,394	$(1,570)	$81,815	$(2,007)

Gains and losses on sales of securities for the three and nine months ended September 30, were as follows:

(Dollar amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$8,153	$5,888	$21,035	$12,683
Gains	45	3	80	17
Losses	(3)	(5)	(37)	(26)
Tax provision related to gains (losses)	9	(1)	9	(2)

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

There were 52 debt securities in an unrealized loss position as of September 30, 2019, 35 of which were in an unrealized loss position for more than 12 months. Of these 35 securities, 23 were collateralized mortgage obligations (issued by U.S. government sponsored entities), five were U.S. government sponsored entities and agency securities, four were mortgage-backed securities, two were U.S. Treasury securities and one was a corporate security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of September 30, 2019 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2019	December 31, 2018

Mortgage loans on real estate:
Residential first mortgages	$287,437	$295,405
Home equity loans and lines of credit	98,628	103,752
Commercial real estate	227,569	238,734
Total real estate loans	613,634	637,891
Other loans:
Commercial business	69,834	66,009
Consumer	11,398	11,272
Total other loans	81,232	77,281
Total loans, gross	694,866	715,172
Less allowance for loan losses	6,509	6,508
Total loans, net	$688,357	$708,664

Included in total loans above are net deferred costs of $2.3 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended September 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,225	$642	$3,043	$615	$55	$6,580
Charge-offs	—	(22)	(8)	—	(39)	(69)
Recoveries	—	4	104	—	35	143
Provision	16	11	(185)	5	8	(145)
Ending Balance	$2,241	$635	$2,954	$620	$59	$6,509

Nine months ended September 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(204)	(56)	(36)	(134)	(114)	(544)
Recoveries	40	5	132	—	63	240
Provision	207	38	(248)	254	54	305
Ending Balance	$2,241	$635	$2,954	$620	$59	$6,509

At September 30, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$—	$4
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,237	635	2,954	620	59	6,505
Total	$2,241	$635	$2,954	$620	$59	$6,509
Total loans:
Individually evaluated for impairment	$366	$4	$2,471	$40	$—	$2,881
Acquired loans collectively evaluated for impairment	64,037	11,432	45,619	9,425	2,227	132,740
Originated loans collectively evaluated for impairment	223,034	87,192	179,479	60,369	9,171	559,245
Total	$287,437	$98,628	$227,569	$69,834	$11,398	$694,866

At December 31, 2018:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$12	$—	$—	$—	$—	$12
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,186	648	3,106	500	56	6,496
Total	$2,198	$648	$3,106	$500	$56	$6,508
Total loans:
Individually evaluated for impairment	$389	$6	$34	$39	$—	$468
Acquired loans collectively evaluated for impairment	72,654	13,750	56,690	12,974	3,306	159,374
Originated loans collectively evaluated for impairment	222,362	89,996	182,010	52,996	7,966	555,330
Total	$295,405	$103,752	$238,734	$66,009	$11,272	$715,172

Three months ended September 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,033	$650	$2,882	$499	$54	$6,118
Charge-offs	—	(26)	(6)	—	(44)	(76)
Recoveries	—	1	13	—	4	18
Provision	128	34	81	11	46	300
Ending Balance	$2,161	$659	$2,970	$510	$60	$6,360

Nine months ended September 30, 2018:
Allowance for loan losses:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(61)	(109)	(424)	—	(213)	(807)
Recoveries	3	12	32	1	12	60
Provision	129	110	609	(76)	208	980
Ending Balance	$2,161	$659	$2,970	$510	$60	$6,360

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2019			For three months ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$72	$72	$4	$72	$1	$1
Home equity and lines of credit	4	4	—	5	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$76	$76	$4	$77	$1	$1

	For the nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$73	$3	$3
Home equity and lines of credit	5	—	—
Commercial real estate	—	—	—
Commercial business	16	—	—
Consumer	—	—	—
Total	$94	$3	$3

	Impaired Loans with No Specific Allowance
	As of September 30, 2019		For three months ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$369	$294	$298	$2	$2
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	2,471	2,471	2,475	34	33
Commercial business	40	40	139	—	—
Consumer	—	—	—	—	—
Total	$2,880	$2,805	$2,912	$36	$35

	For the nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$305	$3	$3
Home equity and lines of credit	—	—	—
Commercial real estate	1,254	87	34
Commercial business	89	7	2
Consumer	—	—	—
Total	$1,648	$97	$39

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2018			For the three months ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$74	$74	$7	$74	$1	$1
Home equity and lines of credit	6	6	—	7	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$80	$80	$7	$81	$1	$1

	For the nine months ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$75	$2	$2
Home equity and lines of credit	7	—	—
Commercial real estate	—	—	—
Commercial business	—	—	—
Consumer	—	—	—
Total	$82	$2	$2

	Impaired Loans with No Specific Allowance
	As of September 30, 2018		For the three months ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$438	$327	$330	$2	$2
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	2,512	2,512	1,278	83	2
Commercial business	39	39	39	1	1
Consumer	—	—	—	—	—
Total	$2,989	$2,878	$1,647	$86	$5

	For the nine months ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$338	$3	$3
Home equity and lines of credit	—	—	—
Commercial real estate	952	125	42
Commercial business	300	74	74
Consumer	—	—	—
Total	$1,590	$202	$119

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

At September 30, 2019 and December 31, 2018, the Corporation had $433,000 and $394,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $4,000 and $12,000 of specific allowance for these loans at September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019, the Corporation did not modify any loans as TDRs.  During the nine months ended September 30, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $72,000. At September 30, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan. During the three and nine months ended September 30, 2018, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine months ended September 30, 2019 and 2018, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019:
Residential first mortgages	$286,353	$—	$—	$1,084	$—	$287,437
Home equity and lines of credit	97,956	—	—	672	—	98,628
Commercial real estate	—	211,535	3,381	12,653	—	227,569
Commercial business	—	66,935	204	2,695	—	69,834
Consumer	11,317	—	—	81	—	11,398
Total loans	$395,626	$278,470	$3,585	$17,185	$—	$694,866

December 31, 2018:
Residential first mortgages	$293,919	$—	$—	$1,486	$—	$295,405
Home equity and lines of credit	102,869	—	—	883	—	103,752
Commercial real estate	—	222,335	5,942	10,457	—	238,734
Commercial business	—	62,022	542	3,445	—	66,009
Consumer	11,157	—	—	115	—	11,272
Total loans	$407,945	$284,357	$6,484	$16,386	$—	$715,172

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
September 30, 2019:
Residential first mortgages	$282,766	$2,626	$1,024	$197	$824	$287,437
Home equity and lines of credit	97,361	438	187	110	532	98,628
Commercial real estate	222,078	2,172	126	—	3,193	227,569
Commercial business	69,653	76	65	—	40	69,834
Consumer	11,240	75	2	—	81	11,398
Total loans	$683,098	$5,387	$1,404	$307	$4,670	$694,866

December 31, 2018:
Residential first mortgages	$289,732	$3,586	$747	$485	$855	$295,405
Home equity and lines of credit	101,920	707	351	287	487	103,752
Commercial real estate	232,865	5,013	231	19	606	238,734
Commercial business	65,538	50	247	—	174	66,009
Consumer	10,961	160	36	—	115	11,272
Total loans	$701,016	$9,516	$1,612	$791	$2,237	$715,172

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
September 30, 2019:
Residential first mortgages	$315	$72	$—	$437	$824
Home equity and lines of credit	4	—	—	528	532
Commercial real estate	135	454	45	2,559	3,193
Commercial business	40	—	—	—	40
Consumer	—	—	—	81	81
Total loans	$494	$526	$45	$3,605	$4,670

December 31, 2018:
Residential first mortgages	$335	$—	$74	$446	$855
Home equity and lines of credit	6	—	—	481	487
Commercial real estate	111	265	—	230	606
Commercial business	—	—	39	135	174
Consumer	—	—	—	115	115
Total loans	$452	$265	$113	$1,407	$2,237

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2019 and December 31, 2018:

(Dollar amounts in thousands)	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,448	$—
Core deposit intangibles	5,634	4,345	5,634	4,211
Total	$25,094	$4,345	$25,082	$4,211

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2018 or in the first nine months of 2019.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine months ended September 30, 2019, the Corporation recorded intangible amortization expense totaling $44,000 and $134,000, respectively, compared to $67,000 and $203,000, respectively, for the same periods in 2018.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2019, 37,783 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

At September 30, 2019, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2019, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2019	37,250	$29.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of September 30, 2019	37,250	$29.94

For the three and nine months ended September 30, 2019, the Corporation recognized stock compensation expense of $90,000 and $271,000, respectively, compared to $37,000 and $187,000, respectively for the same periods in 2018. As of September 30, 2019, there was $513,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2019:
Securities available-for-sale
U.S. Treasury	$4,026	$4,026	$—	$—
U.S. government sponsored entities and agencies	8,080	—	8,080	—
U.S. agency mortgage-backed securities: residential	44,538	—	44,538	—
U.S. agency collateralized mortgage obligations: residential	30,557	—	30,557	—
State and political subdivision	20,910	—	20,910	—
Corporate debt securities	9,788	—	6,288	3,500
Total available-for-sale securities	$117,899	$4,026	$110,373	$3,500

Equity securities	$23	$23	$—	$—

December 31, 2018:
Securities available-for-sale
U.S. Treasury	$4,445	$4,445	$—	$—
U.S. government sponsored entities and agencies	16,783	—	16,783	—
U.S. agency mortgage-backed securities: residential	27,176	—	27,176	—
U.S. agency collateralized mortgage obligations: residential	18,664	—	18,664	—
State and political subdivisions	22,732	—	22,732	—
Corporate debt securities	7,918	—	4,418	3,500
Total available-for-sale securities	$97,718	$4,445	$89,773	$3,500

Equity securities	$7	$7	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the nine months ended September 30, 2019, the Corporation reclassified one corporate security from Level 3 to Level 2. For the same period in 2018, the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2.  Also during 2018, the Corporation sold $25,000 in equity securities from Level 3.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2019 and 2018:

(Dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$3,000	$3,500	$3,500	$8,132
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	1
Included in other comprehensive income	—	—	—	—
Purchased into Level 3	500	—	500	—
Sold out of Level 3	—	—	—	(25)
Transfers in and/or out of Level 3	—	—	(500)	(4,608)
Balance at the end of the period	$3,500	$3,500	$3,500	$3,500

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2019 and December 31, 2018, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. During the three month period ended September 30, 2019 there was no additional provision for loan losses recorded for impaired loans.  There was additional provision for loan losses recorded for impaired loans of $63,000 during the nine month period ended September 30, 2019, however, the loan was charged-off prior to the end of the second quarter.  There were no additional provisions recorded for impaired loans during the same periods in 2018.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2019 and 2018, respectively, the Corporation had no OREO measured at fair value. During the three month periods ended September 30, 2019 and 2018, there was no expense recorded associated with the write-down of OREO.  During the nine month periods ended September 30, 2019 and 2018, there was expense recorded of $35,000 and $11,000, respectively.  The related properties were sold prior to the end of the respective reporting periods.  As of December 31, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $160,000, which consisted of the outstanding balance of $415,000 less write-downs of $255,000.

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

At September 30, 2019 and December 31, 2018 was an impaired residential mortgage loan totaling $68,000 and $61,000, respectively, and an impaired home equity loan totaling $4,000 and $6,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2019:
Financial Assets:
Cash and cash equivalents	$49,302	$49,302	$49,302	$—	$—
Interest earning time deposits	10,198	10,198	—	10,198	—
Securities - available-for-sale	117,899	117,899	4,026	110,373	3,500
Securities - equities	23	23	23	—	—
Loans held for sale	154	154	—	154	—
Loans, net	688,357	682,392	—	—	682,392
Federal bank stock	5,856	N/A	N/A	N/A	N/A
Accrued interest receivable	2,754	2,754	122	442	2,190
Total	$874,542	$862,722	$53,473	$121,167	$688,082
Financial Liabilities:
Deposits	808,025	814,778	580,820	233,958	—
Borrowed funds	33,800	34,417	—	34,417	—
Accrued interest payable	652	652	50	602	—
Total	$842,477	$849,847	$580,870	$268,977	$—

	Carrying	Fair Value Measurements using:
	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018:
Financial Assets:
Cash and cash equivalents	$10,955	$10,955	$10,955	$—	$—
Interest earning time deposits	6,738	6,738	—	6,738	—
Securities - available-for-sale	97,718	97,718	4,445	89,773	3,500
Securities - equities	7	7	7	—	—
Loans held for sale	—	—	—	—	—
Loans, net	708,664	702,747	—	—	702,747
Federal bank stock	6,351	N/A	N/A	N/A	N/A
Accrued interest receivable	2,570	2,570	63	351	2,156
Total	$833,003	$820,735	$15,470	$96,862	$708,403
Financial Liabilities:
Deposits	761,546	767,009	539,946	227,063	—
Borrowed funds	45,350	44,869	—	44,869	—
Accrued interest payable	495	495	30	465	—
Total	$807,391	$812,373	$539,976	$272,397	$—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 is 2.50% and for 2018 was 1.875%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of September 30, 2019, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$79,681	13.78%	$76,344	12.93%
For capital adequacy purposes	46,243	8.00%	47,252	8.00%
To be well capitalized	57,804	10.00%	59,065	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$73,172	12.66%	$69,836	11.82%
For capital adequacy purposes	34,682	6.00%	35,439	6.00%
To be well capitalized	46,243	8.00%	47,252	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$73,172	12.66%	$69,836	11.82%
For capital adequacy purposes	26,012	4.50%	26,579	4.50%
To be well capitalized	37,573	6.50%	38,393	6.50%
Tier 1 capital to average assets:
Actual	$73,172	8.13%	$69,836	7.95%
For capital adequacy purposes	35,990	4.00%	35,126	4.00%
To be well capitalized	44,987	5.00%	43,908	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2019	$267	$(4,840)	$(4,573)
Other comprehensive income before reclassification	130	—	130
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	—	(33)
Net current period other comprehensive income (loss)	97	—	97
Accumulated Other Comprehensive Income (Loss) at September 30, 2019	$364	$(4,840)	$(4,476)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(42)	Net gain on sale of available-for-sale securities
Tax effect	9	Provision for income taxes
Total reclassifications for the period	$(33)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2018	$(2,117)	$(4,839)	$(6,956)
Other comprehensive income before reclassification	(446)	—	(446)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	2
Net current period other comprehensive income (loss)	(444)	—	(444)
Accumulated Other Comprehensive Income (Loss) at September 30, 2018	$(2,561)	$(4,839)	$(7,400)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended September 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2	Net loss on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$2	Net of tax

9.	Accumulated Other Comprehensive Income (Loss) (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	1,915	—	1,915
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	—	(34)
Net current period other comprehensive income	1,881	—	1,881
Accumulated Other Comprehensive Income (Loss) at September 30, 2019	$364	$(4,840)	$(4,476)

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the Nine Months Ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(43)	Net gain on sale of available-for-sale securities
Tax effect	9	Provision for income taxes
Total reclassifications for the period	$(34)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	(187)	—	(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)

Other comprehensive income before reclassification	(1,702)	—	(1,702)
Amounts reclassified from accumulated other comprehensive income (loss)	7	—	7
Net current period other comprehensive income	(1,695)	—	(1,695)

Accumulated Other Comprehensive Income (Loss) at September 30, 2018	$(2,561)	$(4,839)	$(7,400)

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the Nine Months Ended September 30, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$9	Net loss on sale of available-for-sale securities
Tax effect	(2)	Provision for income taxes
Total reclassifications for the period	$7	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and nine months ended September 30, 2019 and 2018.

(Dollar amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$51	$38	$134	$114
Overdraft fees	403	417	1,253	1,100
Other fees	76	73	235	214
Electronic banking fees	384	327	1,079	971
Noninterest income (in-scope of Topic 606)	914	855	2,701	2,399
Noninterest income (out-of-scope of Topic 606)(1)	295	207	695	610
Total noninterest income	$1,209	$1,062	$3,396	$3,009

(1)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of September 30, 2019, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before exhausting all options for extensions.  The weighted average remaining life of the lease term for these leases was 13.14 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.48% as of September 30, 2019.

The total operating lease costs were $48,000 and $145,000, respectively, for the three and nine months ended September 30, 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.5 million and $1.7 million, respectively, as of September 30, 2019.  Rental expense for operating leases classified under ASC 840 for the three and nine months ended September 30, 2018 was $50,000 and $150,000, respectively.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2019:

(Dollar amounts in thousands)
Year ending December 31:
2019 (excluding nine months)	$53
2020	212
2021	217
2022	222
2023	222
Thereafter	1,289
Total minimum lease payments	2,215
Discount effect of cash flows	(470)
Present value of lease liabilities	$1,745

12.	Recent Accounting Pronouncements (continued)

Newly Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management has selected a software vendor and is currently working through the implementation process.  The Corporation is reviewing available historical information in order to assess the expected credit losses and determine the impact of the adoption of ASU 2016-13 on the Corporation's financial statements.  On October 16, 2019, FASB announced a delay for effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. The guidance is required to be applied using the modified retrospective approach.  As the Corporation is a smaller reporting company, the delay would be applicable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and nine months ended September 30, 2019, compared to the same periods in 2018 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $42.6 million, or 4.7%, to $941.4 million at September 30, 2019 from $898.9 million at December 31, 2018. The change in assets was driven primarily by an increase in cash and cash equivalents, securities and interest earning time deposits of $38.3 million, $20.2 million and $3.5 million, respectively, partially offset by a decrease in net loans of $20.3 million. Total liabilities increased $36.6 million, or 4.5%, to $855.5 million at September 30, 2019 from $818.9 million at December 31, 2018 primarily due to an increase in customer deposits of $46.5 million, partially offset by a decrease in borrowed funds of $11.6 million.

Stockholders’ equity increased $5.9 million, or 7.4%, to $85.9 million at September 30, 2019 from $80.0 million at December 31, 2018 primarily due to a $3.8 million increase in retained earnings as a result of $6.3 million of net income, partially offset by $2.4 million of dividends paid.  Additionally, the accumulated other comprehensive loss declined by $1.9 million as a result of improvement in the Corporation unrealized gains on securities.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 9.1% of total assets.  Book value per common share was $30.28 at September 30, 2019, compared to $28.09 at December 31, 2018.

At September 30, 2019, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.13%, 12.66%, 12.66% and 13.78%, respectively. The Bank was also considered “well-capitalized” at December 31, 2018 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.95%, 11.82%, 11.82% and 12.93%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2019 and 2018

General. Net income available to common stockholders increased $1.0 million, or 86.7%, to $2.2 million for the three months ended September 30, 2019 from $1.2 million for the same period in 2018. This increase was the result of increases in net interest income and noninterest income of $875,000 and $147,000, respectively, and a decrease of $445,000 in the provision for loan losses, partially offset by increases in the provision for income taxes and noninterest expense of $257,000 and $203,000, respectively.

Net interest income. Tax equivalent net interest income increased $872,000, or 14.1%, to $7.1 million for the three months ended September 30, 2019 from $6.2 million for the three months ended September 30, 2018. This increase was attributed to an increase in tax equivalent interest income of $1.7 million, partially offset by an increase in interest expense of $846,000.

Interest income. Tax equivalent interest income increased $1.7 million, or 22.9%, to $9.2 million for the three months ended September 30, 2019 from $7.5 million for the same period in 2018. This increase was attributed to increases in interest earned on loans, interest-earning deposits with banks and securities and dividends on federal bank stocks of $1.5 million, $139,000, $52,000 and $39,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.5 million, or 22.2%, to $8.2 million for the three months ended September 30, 2019 compared to $6.7 million for the same period in 2018. This increase resulted from a $100.9 million, or 17.0%, increase in average loans, accounting for a $1.2 million increase in interest income. The increase in loans receivable was related to the acquisition of Community First Bancorp, Inc. in October 2018. Adding to this favorable volume variance, the average yield on loans increased 20 basis points to 4.68% for the three months ended September 30, 2019, versus 4.48% for the same period in 2018. This favorable yield variance accounted for a $307,000 increase in interest income. Accretion of purchase accounting adjustments on acquired loans accounted for approximately 5 basis points of the yield increase.

Interest earned on deposits with banks increased $139,000 to $251,000 for the three months ended September 30, 2019 compared to $112,000 for the same period in 2018. This increase resulted from a $25.2 million, or 98.2%, increase in average cash balances, accounting for a $123,000 increase in interest income.  Adding to this favorable volume variance, the average yield on cash and cash equivalent balances increased 23 basis points to 1.96% for the three months ended September 30, 2019, versus 1.73% for the same period in 2018, accounting for a $16,000 increase in interest income.

Tax equivalent interest earned on securities increased $52,000, or 8.4%, to $674,000 for the three months ended September 30, 2019 compared to $622,000 for the same period in 2018. The average balance of securities increased $4.3 million, or 4.3%, accounting for a $27,000 increase in interest income.  Additionally, the average yield on securities increased by 10 basis points to 2.58% for the three months ended September 30, 2019 versus 2.48% for the same period in 2018. This favorable yield variance accounted for a $25,000 increase in interest income.

Dividends on federal bank stocks increased $39,000, or 60.0%, to $104,000 for the three months ended September 30, 2019 from $65,000 for the same period in 2018. This increase was primarily due to a $1.4 million, or 30.5%, increase in the average balance of federal bank stocks, accounting for a $22,000 increase in interest income.  Additionally, an increase of 131 basis points in the average yield on federal bank stocks to 7.10% for the three months ended September 30, 2019, versus 5.79% for the same period in 2018, accounted for an $17,000 increase in interest income.

Interest expense. Interest expense increased $846,000, or 63.8%, to $2.2 million for the three months ended September 30, 2019 from $1.3 million for the same period in 2018. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $755,000 and $91,000, respectively.

Interest expense incurred on deposits increased $755,000, or 63.8%, to $1.9 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018. The average cost of interest-bearing deposits increased 35 basis points to 1.21% for the three months ended September 30, 2019, versus 0.86% for the same period in 2018, accounting for a $550,000 increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $85.4 million, or 15.6%, to $633.9 million for the three months ended September 30, 2019, compared to $548.5 million for the same period in 2018 causing a $205,000 increase in interest expense. This increase was primarily due to the acquisition of Community First in October 2018.

Interest expense incurred on borrowed funds increased $91,000, or 64.1%, to $233,000 for the three months ended September 30, 2019, compared to $142,000 for the same period in the prior year. The average balance of borrowed funds increased $14.0 million, or 70.7%, to $33.8 million for the three months ended September 30, 2019, compared to $19.8 million for the same period in 2018 causing an $90,000 increase in interest expense. The increase in the outstanding balance of borrowed funds primarily resulted from three additional $5.0 million FHLB long-term notes taken in December 2018. The average cost of long-term borrowed funds increased 12 basis points to 2.54% for the three months ended September 30, 2019 compared to 2.42% for the same period in 2018 causing a $5,000 increase in interest expense.  Partially offsetting the cost of long-term borrowings, the average cost of short-term borrowed funds decreased 60 basis points to 5.71% for the three months ended September 30, 2019 compared to 6.31% for the same period in 2018 causing a $4,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$673,970	$7,994	4.71%	$574,904	$6,536	4.51%
Loans, tax exempt	21,163	210	3.93%	19,294	180	3.70%
Total loans receivable	695,133	8,204	4.68%	594,198	6,716	4.48%
Securities, taxable	90,247	583	2.56%	75,759	464	2.43%
Securities, tax exempt	13,511	91	2.68%	23,733	158	2.65%
Total securities	103,758	674	2.58%	99,492	622	2.48%
Interest-earning deposits with banks	50,881	251	1.96%	25,670	112	1.73%
Federal bank stocks	5,813	104	7.10%	4,453	65	5.79%
Total interest-earning cash equivalents	56,694	355	2.48%	30,123	177	2.33%
Total interest-earning assets	855,585	9,233	4.28%	723,813	7,515	4.12%
Cash and due from banks	3,515			2,940
Other noninterest-earning assets	62,389			46,375
Total Assets	$921,489			$773,128
Interest-bearing liabilities:
Interest-bearing demand deposits	$405,051	$712	0.70%	$379,544	$502	0.52%
Time deposits	228,869	1,226	2.12%	168,933	681	1.60%
Total interest-bearing deposits	633,920	1,938	1.21%	548,477	1,183	0.86%
Borrowed funds, short-term	2,050	29	5.71%	2,050	33	6.31%
Borrowed funds, long-term	31,750	204	2.54%	17,753	109	2.42%
Total borrowed funds	33,800	233	2.74%	19,803	142	2.84%
Total interest-bearing liabilities	667,720	2,171	1.29%	568,280	1,325	0.93%
Noninterest-bearing demand deposits	154,837	—	—	134,183	—	—
Funding and cost of funds	822,557	2,171	1.05%	702,463	1,325	0.75%
Other noninterest-bearing liabilities	13,826			10,733
Total Liabilities	836,383			713,196
Stockholders' Equity	85,106			59,932
Total Liabilities and Stockholders' Equity	$921,489			$773,128
Net interest income		$7,062			$6,190

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.99%			3.19%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.27%			3.39%

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

(Dollar amounts in thousands)	Three Months Ended September 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,181	$307	$1,488
Securities	27	25	52
Interest-earning deposits with banks	123	16	139
Federal bank stocks	22	17	39
Total interest-earning assets	1,353	365	1,718

Interest expense:
Interest-bearing deposits	205	550	755
Borrowed funds, short-term	—	(4)	(4)
Borrowed funds, long-term	90	5	95
Total interest-bearing liabilities	295	551	846
Net interest income	$1,058	$(186)	$872

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three months ended September 30, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2019	2018
Balance at the beginning of the period	$6,580	$6,118
Provision for (recovery of) loan losses	(145)	300
Charge-offs	(69)	(76)
Recoveries	143	18
Balance at the end of the period	$6,509	$6,360

Nonperforming loans	$4,977	$5,488
Nonperforming assets	5,458	6,088
Nonperforming loans to total loans	0.72%	0.92%
Nonperforming assets to total assets	0.58%	0.79%
Allowance for loan losses to total loans	0.94%	1.06%
Allowance for loan losses to nonperforming loans	130.78%	115.89%

Nonperforming loans decreased $1.0 million, or 17.0% to $5.0 million at September 30, 2019 from $6.0 million at  June 30, 2019. This was primarily due to changes in the non-accrual status of five loans.  Three loans totaling $525,000 were removed from non-accrual status after the application of payments to past due balances brought the loans current.  Additionally, one $423,000 residential real estate loan previously on non-accrual was paid in full and one $91,000 non-accrual residential real estate loan was transferred to OREO.

As of September 30, 2019, the Corporation’s classified and criticized assets amounted to $20.8 million, or 2.2% of total assets, with $17.2 million classified as substandard and $3.6 million identified as special mention. This compares to classified and criticized assets of $25.5 million, or 2.8% of total assets, with $19.8 million classified as substandard and $5.7 million identified as special mention at June 30, 2019. This $4.7 million decrease was primarily related to a $2.5 million payoff of a commercial relationship previously identified as substandard and the upgrade of a $2.1 million commercial relationship from special mention to pass during the third quarter of 2019.

The provision for loan losses decreased $445,000 to a recovery of $145,000 for the three months ended September 30, 2019 from a provision of $300,000 for the same period in 2018. This recovery was primarily due to the aforementioned improvement in the criticized and classified loan balances during the three months ended September 30, 2019.

Noninterest income.  Noninterest income increased $147,000, or 13.8%, to $1.2 million for the three months ended September 30, 2019, compared to $1.1 million for the same period in 2018 due to increases in gains of the sale of securities, gains on the sale of loans and other income of $44,000, $42,000 and $67,000 respectively.  The increase in other income was primarily driven by increases in ATM fees.

Noninterest expense.  Noninterest expense increased $203,000, or 3.4%, to $5.8 million for the three months ended September 30, 2019 from $5.6 million for the same period in 2018.  The increase primarily related to increases in compensation and benefits expense and other noninterest expense of $668,000 and $229,000, respectively, partially offset by a reduction in acquistion costs and FDIC insurance expense of $677,000 and $103,000, respectively.   The increases primarily related to costs associated with the new banking offices acquired in the Community First acquisition and normal salary and benefit and operating expense increases.  The decrease in FDIC insurance expense was a result of utilizing Small Bank assessment credits of $112,000 during the period.

Provision for income taxes. The provision for income taxes increased $257,000 to $444,000 for the three months ended September 30, 2019 compared to $187,000 for the same period in the prior year as a result of the increase in net income before provision for income taxes.

Comparison of Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income available to common stockholders increased $2.4 million, or 60.1%, to $6.3 million for the nine months ended September 30, 2019 from $3.9 million for the same period in 2018. This increase was the result of increases in net interest income and noninterest income of $3.1 million and $388,000, respectively, and a decrease of $675,000 in the provision for loan losses, partially offset by increases in noninterest expense, provision for income taxes and preferred stock dividends of $1.1 million, $637,000 and $91,000, respectively.

Net interest income. Tax equivalent net interest income increased $3.1 million, or 17.1%, to $21.5 million for the nine months ended September 30, 2019 from $18.3 million for the nine months ended September 30, 2018. This increase was attributed to an increase in tax equivalent interest income of $5.2 million, partially offset by an increase in interest expense of $2.1 million.

Interest income. Tax equivalent interest income increased $5.2 million, or 23.7%, to $27.3 million for the nine months ended September 30, 2019 from $22.0 million for the same period in 2018. This increase was attributed to increases in interest earned on loans, interest on deposits with banks, and securities and dividends on federal bank stocks of $4.8 million, $169,000, $145,000 and $95,000, respectively.

Tax equivalent interest earned on loans receivable increased $4.8 million, or 24.4%, to $24.6 million for the nine months ended September 30, 2019 compared to $19.8 million for the same period in 2018. This increase resulted from a $111.6 million, or 18.9%, increase in average loans, accounting for an increase of $3.9 million in interest income. The increase in loans receivable was related to the acquisition of Community First Bancorp, Inc. in October 2018. Adding to this favorable volume variance, the average yield on loans increased 21 basis points to 4.69% for the nine months ended September 30, 2019, versus 4.48% for the same period in 2018. This favorable yield variance accounted for a $941,000 increase in interest income. Accretion of purchase accounting adjustments on acquired loans accounted for approximately 5 basis points of the yield increase.

Interest earned on deposits with banks increased $169,000, or 74.1%, to $397,000 for the nine months ended September 30, 2019 compared to $228,000 for the nine months ended September 30, 2018. This increase resulted from an $8.5 million increase in the average balance of interest-earning deposits accounting for an increase of $108,000 in interest income. Additionally, a 34 basis point increase in the average yield on these accounts to 1.81% for the nine months ended September 30, 2019, versus 1.47% for the same period in 2018, accounting for a $61,000 increase in interest income.

Tax equivalent interest earned on securities increased $145,000, or 8.0%, to $2.0 million for the nine months ended September 30, 2019 compared to $1.8 million for the nine months ended September 30, 2018. This increase resulted from a 18 basis point increase in the average yield on securities to 2.62% for the nine months ended September 30, 2019 versus 2.44% for the same period in 2018. This favorable yield variance accounted for a $129,000 increase in interest income. Additionally, the average balance of securities increased $841,000 accounting for a $16,000 increase in interest income.

Dividends on federal bank stocks increased $95,000, or 43.0%, to $316,000 for the nine months ended September 30, 2019 from $221,000 for the same period in 2018. This increase was primarily due to a $1.4 million, or 31.3%, increase in the average balance of federal bank stocks, accounting for a $74,000 increase in interest income.  Furthermore, an increase of 56 basis points in the average yield on federal bank stocks to 7.20% for the nine months ended September 30, 2019, versus 6.64% for the same period in 2018, accounted for a $21,000 increase in interest income.

Interest expense. Interest expense increased $2.1 million, or 56.4%, to $5.8 million for the nine months ended September 30, 2019 from $3.7 million for the same period in 2018. This increase in interest expense can be attributed to a $1.8 million increase in interest incurred on deposits and an increase of $329,000 in interest incurred on borrowed funds.

Interest expense incurred on deposits increased $1.8 million, or 54.0%, to $5.0 million for the nine months ended September 30, 2019 compared to $3.3 million for the same period in 2018. The average cost of interest-bearing deposits increased 28 basis points to 1.09% for the nine months ended September 30, 2019, versus 0.81% for the same period in 2018, accounting for a $1.3 million increase in interest expense. Additionally, the average balance of interest-bearing deposits increased $75.1 million, or 13.8%, to $618.8 million for the nine months ended September 30, 2019, compared to $543.7 million for the same period in 2018 causing a $498,000 increase in interest expense. This increase was primarily due to the acquisition of Community First in October 2018.

Interest expense incurred on borrowed funds increased $329,000, or 74.8%, to $769,000 for the nine months ended September 30, 2019, compared to $440,000 for the same period in the prior year. The average balance of borrowed funds increased $16.1 million, or 74.8%, to $37.5 million for the nine months ended September 30, 2019, compared to $21.5 million for the same period in 2018 causing a $335,000 increase in interest expense. The increase in the outstanding balance of borrowed funds primarily resulted from three additional $5.0 million FHLB long-term notes taken in December 2018. Additionally, the average cost of long-term borrowed funds increased 11 basis points to 2.56% for the nine months ended September 30, 2019 compared to 2.45% for the same period in 2018 causing a $16,000 increase in interest expense.  Partially offsetting these increases, the average cost of short-term borrowed funds decreased 86 basis points to 3.78% for the nine months ended September 30, 2019  compared to 4.64% for the same period in 2018 causing a $22,000 decrease in interest expense.

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

(Dollar amounts in thousands)	Nine Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$681,235	$24,002	4.71%	$569,745	$19,223	4.51%
Loans, tax exempt	20,770	609	3.92%	20,661	568	3.68%
Total loans receivable	702,005	24,611	4.69%	590,406	19,791	4.48%
Securities, taxable	82,335	1,606	2.61%	73,705	1,312	2.38%
Securities, tax exempt	17,450	348	2.67%	25,239	497	2.63%
Total securities	99,785	1,954	2.62%	98,944	1,809	2.44%
Interest-earning deposits with banks	29,294	397	1.81%	20,763	228	1.47%
Federal bank stocks	5,860	316	7.20%	4,461	221	6.64%
Total interest-earning cash equivalents	35,154	713	2.71%	25,224	449	2.38%
Total interest-earning assets	836,944	27,278	4.36%	714,574	22,049	4.13%
Cash and due from banks	3,336			2,812
Other noninterest-earning assets	62,702			46,172
Total Assets	$902,982			$763,558
Interest-bearing liabilities:
Interest-bearing demand deposits	$395,464	$1,827	0.62%	$373,534	$1,375	0.49%
Time deposits	223,349	3,218	1.93%	170,151	1,902	1.49%
Total interest-bearing deposits	618,813	5,045	1.09%	543,685	3,277	0.81%
Borrowed funds, short-term	5,536	156	3.78%	2,817	98	4.64%
Borrowed funds, long-term	31,998	613	2.56%	18,661	342	2.45%
Total borrowed funds	37,534	769	2.74%	21,478	440	2.74%
Total interest-bearing liabilities	656,347	5,814	1.18%	565,163	3,717	0.88%
Noninterest-bearing demand deposits	150,096	—	—	128,590	—	—
Funding and cost of funds	806,443	5,814	0.96%	693,753	3,717	0.72%
Other noninterest-bearing liabilities	13,667			10,494
Total Liabilities	820,110			704,247
Stockholders' Equity	82,872			59,311
Total Liabilities and Stockholders' Equity	$902,982			$763,558
Net interest income		$21,464			$18,332

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.17%			3.25%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.43%			3.43%

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

(Dollar amounts in thousands)	Nine Months Ended September 30,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$3,879	$941	$4,820
Securities	16	129	145
Interest-earning deposits with banks	108	61	169
Federal bank stocks	74	21	95
Total interest-earning assets	4,077	1,152	5,229

Interest expense:
Interest-bearing deposits	498	1,270	1,768
Borrowed funds, short-term	80	(22)	58
Borrowed funds, long-term	255	16	271
Total interest-bearing liabilities	833	1,264	2,097
Net interest income	$3,244	$(112)	$3,132

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2019	2018
Balance at the beginning of the period	$6,508	$6,127
Provision for loan losses	305	980
Charge-offs	(544)	(807)
Recoveries	240	60
Balance at the end of the period	$6,509	$6,360

Nonperforming loans	$4,977	$5,488
Nonperforming assets	5,458	6,088
Nonperforming loans to total loans	0.72%	0.92%
Nonperforming assets to total assets	0.58%	0.79%
Allowance for loan losses to total loans	0.94%	1.06%
Allowance for loan losses to nonperforming loans	130.78%	115.89%

Nonperforming loans increased $1.9 million, or 98.1%, to $5.0 million at September 30, 2019 from $3.0 million at December 31, 2018. This was primarily due to one commercial relationships totaling $2.4 million being placed on non-accrual status partially offset by the payoff of one residential real estate loan totaling $423,000 during the nine months ended September 30, 2019.

As of September 30, 2019, the Corporation’s classified and criticized assets amounted to $20.8 million, or 2.2% of total assets, with $17.2 million classified as substandard and $3.6 million identified as special mention. This compares to classified and criticized assets of $22.9 million, or 2.5% of total assets, with $16.4 million classified as substandard and $6.5 million identified as special mention at December 31, 2018. This decrease was primarily related to the rating upgrades of two commercial relationships totaling $2.4 million, the payoffs of five commercial relationships totaling $1.9 million, the $423,000 payoff of a residential real estate loan and the transfer to OREO of one commercial relationship totaling $232,000,  partially offset by the rating downgrades of five commercial relationships totaling $3.4 million.

The provision for loan losses decreased $675,000, or 68.9%, to $305,000 for the nine months ended September 30, 2019 from $980,000 for the same period in 2018 as criticized and classified loans improved by $2.1 million and portfolio net charge-offs were lower compared to the same period in 2018.

Noninterest income.  Noninterest income increased $388,000, or 12.9%, to $3.4 million for the nine months ended September 30, 2019, compared to $3.0 million for the same period in 2018. Fees and service charges increased $194,000, primarily associated with the operation of the three new full-service banking offices which were acquired from Community First and general increases in overdraft fee income. Additionally, net gains on the sale of loans and net gains on the sale of securities increased $69,000 and $52,000, respectively.

Noninterest expense.  Noninterest expense increased $1.1 million, or 7.2%, to $16.6 million for the nine months ended September 30, 2019 from $15.5 million for the same period in 2018.  The increase primarily related to increases in compensation and benefits expense, other noninterest expense and occupancy and equipment expense of $1.4 million, $718,000 and $272,000, respectively.  The increases primarily related to costs associated with the aforementioned new banking offices and normal salary and benefit and operating expense increases.  These increases in noninterest expense were partially offset by a decreases of $1.0 million in acquisition costs and $124,000 in FDIC insurance expense.  The decrease in FDIC insurance expense was a result of utilizing Small Bank assessment credits of $112,000 during the period.

Provision for income taxes. The provision for income taxes increased $637,000, or 86.7%, to $1.4 million for the nine months ended September 30, 2019 compared to $735,000 for the same period in the prior year as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and maturing securities. During the nine months ended September 30, 2019, the Corporation used its sources of funds primarily to reduce short-term borrowed funds and increase interest earning time deposits and investment balances. As of September 30, 2019, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $107.4 million, and standby letters of credit totaling $979,000, net of collateral maintained by the Bank.

At September 30, 2019, time deposits amounted to $227.2 million, or 28.1% of the Corporation’s total consolidated deposits, including approximately $64.2 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At September 30, 2019, the Corporation had borrowed funds of $33.8 million consisting of $30.0 million of long-term FHLB advances, a $1.7 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At September 30, 2019, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $250.1 million.

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

At September 30, 2019, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2019, the Corporation’s interest-earning assets maturing or repricing within one year totaled $270.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $196.0 million, providing an excess of interest-earning assets over interest-bearing liabilities of $74.6 million. At September 30, 2019, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 138.1%.

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

As of September 30, 2019, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 8, 2019	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer