Form 10-K
period 2019-12-31
EMCLAIRE FINANCIAL CORP
filed 2020-03-20
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

As of June 30, 2019, the aggregate value of the 2,242,764 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 455,948 shares held by the directors and officers of the Registrant as a group, was approximately $70.1 million. This figure is based on the last sales price of $31.26 per share of the Registrant’s Common Stock on June 30, 2019. The number of outstanding shares of common stock as of March 20, 2020, was 2,708,712.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business

General

Emclaire Financial Corp (the Corporation) is a Pennsylvania corporation and financial holding company that provides a full range of retail and commercial financial products and services to customers in western Pennsylvania and northwestern West Virginia through its wholly owned subsidiary bank, The Farmers National Bank of Emlenton (the Bank).

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of 20 retail branch offices in Venango, Allegheny, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania and Hancock county, West Virginia. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

On October 1, 2018, the Corporation completed the acquisition of Community First Bancorp, Inc. (CFB) and its subsidiary, Community First Bank, in accordance with the terms of the Agreement and Plan of Merger, dated as of May 25, 2018, in exchange for 419,173 shares of common stock valued at $15.6 million and $2.4 million in cash.  The Corporation also issued 420,593 shares of preferred stock valued at $4.2 million in exchange for similar preferred stock of Community First Bank.  The acquisition strengthened the Corporation's presence in existing markets and increased the Corporation's consolidated total assets, loans and deposits.

At December 31, 2019, the Corporation had $915.3 million in total assets, $85.9 million in stockholders’ equity, $695.3 million in net loans and $787.1 million in total deposits.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. The majority of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 41.8% of the total loan portfolio at December 31, 2019. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 13.9% of the total loan portfolio at December 31, 2019. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 42.2% of the total loan portfolio at December 31, 2019. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 2.1% of the total loan portfolio at December 31, 2019.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2019, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $12.1 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2019, the Bank’s largest single lending relationship had an outstanding balance of $8.3 million.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2019		2018		2017		2016		2015
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Mortgage loans on real estate:
Residential mortgages	$293,170	41.8%	$295,405	41.3%	$221,823	38.1%	$198,167	38.0%	$139,305	32.0%
Home equity loans and lines of credit	97,541	13.9%	103,752	14.5%	99,940	17.1%	91,359	17.5%	87,410	20.1%
Commercial real estate	229,951	32.7%	238,734	33.4%	193,068	33.1%	166,994	32.1%	129,691	29.8%

Total real estate loans	620,662	88.4%	637,891	89.2%	514,831	88.3%	456,520	87.6%	356,406	81.9%

Other loans:
Commercial business	66,603	9.5%	66,009	9.2%	58,941	10.1%	57,788	11.1%	71,948	16.5%
Consumer	14,639	2.1%	11,272	1.6%	9,589	1.6%	6,672	1.3%	6,742	1.6%

Total other loans	81,242	11.6%	77,281	10.8%	68,530	11.7%	64,460	12.4%	78,690	18.1%

Total loans receivable	701,904	100.0%	715,172	100.0%	583,361	100.0%	520,980	100.0%	435,096	100.0%
Less:
Allowance for loan losses	6,556		6,508		6,127		5,545		5,205

Net loans receivable	$695,348		$708,664		$577,234		$515,435		$429,891

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2019. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Residential mortgages	$441	$3,741	$30,232	$258,756	$293,170
Home equity loans and lines of credit	749	10,042	18,940	67,810	97,541
Commercial real estate	826	34,327	64,432	130,366	229,951
Commercial business	2,935	20,698	8,823	34,147	66,603
Consumer	230	7,815	4,592	2,002	14,639

	$5,181	$76,623	$127,019	$493,081	$701,904

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2019:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$280,567	$12,162
Home equity loans and lines of credit	83,684	13,108
Commercial real estate	46,862	182,263
Commercial business	20,526	43,142
Consumer	12,629	1,780

	$444,268	$252,455

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

As of December 31, 2019, the Corporation’s nonperforming assets were $3.2 million, or 0.34% of the Corporation’s total assets, compared to $3.7 million, or 0.42% of the Corporation’s total assets, at December 31, 2018. Nonperforming assets at December 31, 2019 included nonperforming loans and OREO of $2.9 million and $249,000, respectively. Included in nonaccrual loans at December 31, 2019 were five loans totaling $409,000 considered to be troubled debt restructurings (TDRs).

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2019, the Corporation’s classified and criticized assets amounted to $17.0 million or 1.9% of total assets, with $5.6 million identified as special mention and $11.5 million classified as substandard.

Included in classified and criticized assets at December 31, 2019 are three large loan relationships exhibiting credit deterioration that may impact the ability of the borrowers to comply with their present loan repayment terms on a timely basis.  These relationships are located in western Pennsylvania throughout the greater Pittsburgh area.

The first relationship, with an outstanding balance of $3.1 million at December 31, 2019, consists of two commercial mortgages which primarily refinanced third-party debt obligations.  The debt obligations are secured by a hotel along with all related furniture, fixtures and equipment as well as two undeveloped parcels of land.  The hotel is operational; however, cash flow was adversely impacted by elevated operating expenses.  That said, results continue to evidence improvement in operating performance.  The loans are well supported by guarantors who have significant net worth positions and the ability to support the operations of the hotel, as needed.  At December 31, 2019, the loans were performing and classified as special mention. Ultimately, due to the estimated value of the collateral and the willingness and ability of the guarantors to support the loans, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $2.1 million at December 31, 2019, consists of one commercial mortgage which primarily refinanced third-party debt obligations and is primarily secured with all buildings and improvements of a university campus.  The subject loan represents a portion of a participated credit facility led by a third-party financial institution.  A decline in student enrollment has resulted in a corresponding decline in financial performance of the university.  The university maintains satisfactory capital structure ratios and is undergoing efforts to increase enrollment and reduce operating expenditures. At December 31, 2019, the loan was performing and classified as special mention.  Ultimately, due to the estimated value of the university campus and ancillary collateral, the Corporation does not currently expect to incur a loss on this loan.

The third relationship, with an outstanding balance of $1.4 million at December 31, 2019, consists of one commercial mortgage which primarily refinanced third-party debt obligations and is primarily secured with all buildings and improvements of a technical college.  The subject loan represents a portion of a participated credit facility led by a third-party financial institution.  A decline in student enrollment has resulted in a corresponding decline in financial performance of the college.  That said, results continue to evidence improvement in operating performance.  At December 31, 2019, the loan was performing and classified as substandard.  Ultimately, due to the estimated value of the college campus and ancillary collateral, the Corporation does not currently expect to incur a loss on this loan.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Nonperforming loans	$2,907	$3,028	$3,693	$3,323	$3,069

Total as a percentage of gross loans	0.41%	0.42%	0.63%	0.64%	0.71%

Repossessions	—	13	—	—	—
Real estate acquired through foreclosure	249	701	492	291	160
Total as a percentage of total assets	0.03%	0.08%	0.07%	0.04%	0.03%

Total nonperforming assets	$3,156	$3,742	$4,185	$3,614	$3,229

Total nonperforming assets as a percentage of total assets	0.34%	0.42%	0.56%	0.52%	0.54%

Allowance for loan losses as a percentage of nonperforming loans	225.52%	214.93%	165.91%	166.87%	169.60%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2019 of $6.6 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$6,508	$6,127	$5,545	$5,205	$5,224

Provision for loan losses	715	1,280	903	464	381

Charge-offs:
Residential mortgages	(227)	(71)	(40)	(101)	(79)
Home equity loans and lines of credit	(61)	(155)	(114)	(118)	(221)
Commercial real estate	(242)	(484)	(127)	(18)	(35)
Commercial business	(250)	—	(14)	(11)	(182)
Consumer loans	(133)	(279)	(71)	(48)	(50)
	(913)	(989)	(366)	(296)	(567)
Recoveries:
Residential mortgages	40	3	—	—	—
Home equity loans and lines of credit	6	14	23	3	30
Commercial real estate	134	48	8	158	88
Commercial business	—	1	2	—	31
Consumer loans	66	24	12	11	18
	246	90	45	172	167

Net charge-offs	(667)	(899)	(321)	(124)	(400)

Balance at end of period	$6,556	$6,508	$6,127	$5,545	$5,205

Ratio of net charge-offs to average loans outstanding	0.09%	0.14%	0.06%	0.03%	0.10%

Ratio of allowance to total loans at end of period	0.93%	0.91%	1.05%	1.06%	1.20%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2019		2018		2017		2016		2015
Loan Categories:	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans
Residential mortgages	$2,309	41.8%	$2,198	41.3%	$2,090	38.1%	$1,846	32.0%	$1,429	27.8%
Home equity loans and lines of credit	626	13.9%	648	14.5%	646	17.1%	633	20.1%	586	23.2%
Commercial real estate	2,898	32.7%	3,106	33.4%	2,753	33.1%	2,314	29.8%	2,185	28.8%
Commercial business	636	9.5%	500	9.2%	585	10.1%	700	16.5%	960	18.2%
Consumer loans	87	2.1%	56	1.6%	53	1.6%	52	1.6%	45	2.0%

	$6,556	100.0%	$6,508	100.0%	$6,127	100.0%	$5,545	100.0%	$5,205	100.0%

Investment Activities

General. The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal and equity securities.

Investment decisions are made within policy guidelines as established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Corporation, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2019:

(Dollar amounts in thousands)	Due in 1 year or less	Due from 1 to 3 years	Due from 3 to 5 years	Due from 5 to 10 years	Due after 10 years	No scheduled maturity	Total
U.S. government sponsored entities and agencies	$—	$5,063	$2,014	$—	$—	$—	$7,077
U.S. agency mortgage-backed securities: residential	—	—	—	2,821	38,254	—	41,075
U.S. agency collateralized mortgage obligations: residential	—	—	—	3,221	29,616	—	32,837
Corporate securities	—	—	—	9,153	2,169	—	11,322
State and political subdivision	265	849	2,196	4,695	19,791	—	27,796
Equity securities	—	—	—	—	—	19	19

Estimated fair value	$265	$5,912	$4,210	$19,890	$89,830	$19	$120,126

Weighted average yield (1)	2.43%	1.67%	2.73%	3.74%	2.73%	0.00%	2.84%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2019	2018	2017
U.S. Treasury	$—	$4,445	$4,472
U.S. government sponsored entities and agencies	7,077	16,783	13,926
U.S. agency mortgage-backed securities: residential	41,075	27,176	20,758
U.S. agency collateralized mortgage obligations: residential	32,837	18,664	21,924
Corporate securities	27,796	22,732	9,030
State and political subdivision	11,322	7,918	29,240
Equity securities	19	7	1,817
	$120,126	$97,725	$101,167

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2019			2018
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$148,842	18.9%	—	$148,893	19.5%
Interest bearing demand deposits	0.76%	420,515	53.4%	0.52%	391,054	51.4%
Time deposits	2.17%	217,767	27.7%	1.84%	221,599	29.1%
Total	1.01%	$787,124	100.0%	0.80%	$761,546	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2019 by time remaining to maturity:

(Dollar amounts in thousands)	Amount
Three months or less	$10,082
Over three months to six months	15,230
Over six months to twelve months	14,805
Over twelve months	89,113
$129,230

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

(Dollar amounts in thousands)	2019	2018
Ending balance	$28,550	$45,350
Average balance	36,508	24,250
Maximum balance	60,050	57,675
Average rate	2.73%	2.73%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 8 – Deposits” on page F-23 and “Note 9 – Borrowed Funds” on page F-24 to the consolidated financial statements.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank. Emclaire Settlement Services, LLC, a former subsidiary of the Corporation ceased operations and was dissolved during 2019, provided real estate settlement services to the Bank and other customers. As of December 31, 2019, the Bank had no subsidiaries.

Personnel

At December 31, 2019, the Corporation had 162 full time equivalent employees, compared to 164 at December 31, 2018. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

In December 2013, federal regulators adopted final rules to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule and established July 21, 2015 as the end of the conformance period. The regulations contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated Federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets.  The Corporation qualifies for the exclusion from the Volcker Rule restrictions.

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

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the implementing rules and regulations will have on community banks.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2019, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2019, the Bank’s loans-to-one-borrower limit was $12.1 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2019, the Bank’s largest single lending relationship had an outstanding balance of $8.3 million.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the "CBLR") requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios.  The CBLR is equal to Tier 1 capital divided by average total consolidated assets.  In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (ii) have less that $10 billion in average total consolidated assets, (iii) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (iv) not be an advanced approaches banking organization.  A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be "well capitalized" under the prompt corrective action rules.

Unless a community bank qualifies for, and elects to comply with, the CBLR beginning on January 1, 2020, national banks are required to maintain the Basel III minimum levels of regulatory capital described below. The Basel III rules include risk-based and leverage capital ratio requirements that refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements are (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

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

(Dollar amounts in thousands)	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$80,418	13.74%	$76,344	12.93%
For capital adequacy purposes	46,836	8.00%	47,252	8.00%
To be well capitalized	58,544	10.00%	59,065	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$73,862	12.62%	$69,836	11.82%
For capital adequacy purposes	35,127	6.00%	35,439	6.00%
To be well capitalized	46,836	8.00%	47,252	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$73,862	12.62%	$69,836	11.82%
For capital adequacy purposes	26,345	4.50%	26,579	4.50%
To be well capitalized	38,054	6.50%	38,393	6.50%
Tier 1 capital to average assets:
Actual	$73,862	8.17%	$69,836	7.95%
For capital adequacy purposes	36,146	4.00%	35,126	4.00%
To be well capitalized	45,182	5.00%	43,908	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2019, the Bank exceeded the required ratios for classification as “well capitalized.”

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

The Dodd Frank Act raised the minimum reserve ratio of the DIF from 1.15% to 1.35% and required the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016 and exceeded 1.35% effective as of September 30, 2018. Small institutions receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits apply to reduce regular assessments by 2 basis points for quarters when the reserve ratio is at least 1.38%.

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

In addition, all FDIC insured institutions were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The first Financing Corporation bonds matured in 2019.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. CRA regulations (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $250 million to $1 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of January 15, 2019, the Bank was rated “satisfactory.”

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2019, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2019, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 5 - Premises and Equipment” to the consolidated financial statements on page F-21.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information

Emclaire Financial Corp common stock is traded on NASDAQ Capital Market (NASDAQ) under the symbol “EMCF”. The listed market makers for the Corporation’s common stock include:

Boenning and Scattergood, Inc.	Janney Montgomery Scott LLC	Raymond James & Associates, Inc.
4 Tower Bridge	1717 Arch Street	550 West Washington Boulevard
200 Barr Harbor Drive, Suite 300	Philadelphia, PA 19103	Suite 1050
West Conshohocken, PA 19428-2979	Telephone: (215) 665-6000	Chicago, IL 60661
Telephone: (800) 883-1212		Telephone: (312) 869-3800

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

	Market Price			Cash
	High	Low	Close	Dividend
2019:
Fourth quarter	$34.00	$29.92	$32.53	$0.29
Third quarter	37.00	30.42	32.90	0.29
Second quarter	34.50	29.83	34.50	0.29
First quarter	32.35	29.34	30.80	0.29

2018:
Fourth quarter	$36.70	$29.90	$30.34	$0.28
Third quarter	38.60	34.07	37.30	0.28
Second quarter	35.06	31.05	34.30	0.28
First quarter	33.60	29.72	33.41	0.28

As of March 2, 2020, there were approximately 728 stockholders of record and 2,708,712 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2019.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $7.8 million, or $2.86 per diluted common share, for 2019, compared to $4.1 million, or $1.72 per diluted common share, for 2018. Net income available to common stockholders was impacted by the following:

•

Net interest income increased $2.5 million, or 9.7%, to $28.1 million for the year ended December 31, 2019 from $25.6 million for 2018. This increase primarily related to an increase in interest income of $5.2 million, or 16.7%, partially offset by an increase in interest expense of $2.7 million, or 50.0%. Driving the increase in interest income was a $78.9 million increase in the average balance of loans. The increase in interest expense was driven by increases in the Corporation's average balance of interest-bearing deposits and borrowed funds of $61.1 million and $12.3 million, respectively. The increases in the Corporation's interest-earning assets and interest-bearing liabilities includes the impact of the Community First Bancorp, Inc. (CFB) acquisition in October 2018, which added $111.6 million in loans and $106.1 million in deposits at the time of the acquisition.

•

Noninterest income increased $183,000, or 4.3%, to $4.4 million for the year ended December 31, 2019 from $4.2 million in 2018 due to increases in earnings on bank-owned life insurance, fees and service charges, gains on the sale of loans and gains on the sale of securities of $165,000, $126,000, $95,000 and $87,000, respectively, partially offset by a decrease in other noninterest income of $290,000.  This decrease in other noninterest income was due to a $540,000 gain recorded in the fourth quarter of 2018 related to the retirement of 18,000 shares of CFB stock the Corporation owned at the time of the acquisition.

•

Noninterest expense decreased $1.5 million, or 6.5%, to $22.1 million for the year ended December 31, 2019 from $23.7 million for 2018. This decrease was primarily related to decreases in acquisition costs, FDIC insurance expense, intangible asset amortization expense and professional fees of $3.6 million, $260,000, $90,000 and $41,000, respectively.  These decreases were partially offset by increases in compensation and employee benefits, other noninterest expense and premises and equipment expense of $1.4 million, $819,000 and $208,000, respectively.

Changes in Financial Condition

Total assets increased $16.4 million, or 1.8%, to $915.3 million at December 31, 2019 from $898.9 million at December 31, 2018. This increase primarily related to increases in securities, cash and cash equivalents and interest earning time deposits of $22.4 million, $4.0 million and $3.0 million, respectively, partially offset by a $13.3 million decrease in net loans receivable. Liabilities increased $10.6 million, or 1.3%, to $829.4 million at December 31, 2019 from $818.9 million at December 31, 2018 due to a $25.6 million increase in customer deposits partially offset by a $16.8 million decrease in borrowed funds.

Cash and cash equivalents. Cash and cash equivalents increased $4.0 million, or 36.8%, to $15.0 million at December 31, 2019 from $11.0 million at December 31, 2018. This increase primarily resulted from an increase in customer deposits and a decrease in loans, partially offset by a decrease in borrowed funds.

Interest earning time deposits. Interest earning time deposits increased $3.0 million, or 43.9%, to $9.7 million at December 31, 2019 from $6.7 million at December 31, 2018.  This increase resulted from the purchase of certificates of deposits with other financial institutions totaling $5.5 million, partially offset by maturities totaling $2.5 million during the year.

Securities. Securities increased $22.4 million, or 22.9%, to $120.1 million at December 31, 2019 from $97.7 million at December 31, 2018. This increase primarily resulted from investment security purchases totaling $76.1 million, partially offset by sales, maturities and repayments totaling $55.4 million during the year.

Loans receivable. Net loans receivable decreased $13.3 million, or 1.9%, to $695.3 million at December 31, 2019 from $708.7 million at December 31, 2018. The decrease was driven by decreases in the Corporation’s commercial mortgage, home equity and residential mortgage portfolios of $8.8 million, $6.2 million and $2.2 million, respectively, partially offset by increases in the consumer and commercial business portfolios of $3.4 million and $594,000, respectively. Loans acquired from CFB totaled $111.6 million at the time of the acquisition in October 2018 and $83.3 million at December 31, 2019.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $3.2 million, or 0.34% of total assets, at December 31, 2019 compared to $3.7 million, or 0.42% of total assets, at December 31, 2018. Nonperforming assets consisted of nonperforming loans and real estate owned of $2.9 million and $249,000, respectively, at December 31, 2019 and $3.0 million and $701,000, respectively, at December 31, 2018. At December 31, 2019, nonperforming loans consisted primarily of residential mortgage, home equity and commercial mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $4.0 million and $1.8 million, respectively, at December 31, 2019. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the federal banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.  BOLI increased $406,000, or 2.7%, to $15.3 million at December 31, 2019 from $14.9 million at December 31, 2018.

Premises and equipment. Premises and equipment increased $130,000 to $19.0 million at December 31, 2019 from $18.9 million at December 31, 2018. The overall increase in premises and equipment during the year was due to capital expenditures of $1.8 million, partially offset by depreciation and amortization of $1.4 million.

Goodwill. Goodwill increased $12,000 to $19.5 million at December 31, 2019 from $19.4 million at December 31, 2018. During 2019, the Corporation finalized the accounting for the acquisition of CFB and recorded a small adjustment to the $9.2 million of goodwill. Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed at December 31, 2019.

Core deposit intangible. The core deposit intangible was $1.2 million at December 31, 2019, compared to $1.4 million at December 31, 2018. During 2018, the Corporation recorded a core deposit intangible of $1.2 million related to the CFB acquisition. The core deposit intangible also includes amounts associated with the assumption of deposits in the 2017 Northern Hancock Bank and Trust Co. (NHB) acquisition and the 2016 United American Savings Bank (UASB) acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $176,000 and $266,000 of intangible amortization in 2019 and 2018, respectively.

Deposits. Total deposits increased $25.6 million, or 3.4%, to $787.1 million at December 31, 2019 from $761.5 million at December 31, 2018. Interest bearing deposits increased $25.6 million, or 4.2%. Deposits assumed from CFB totaled $106.1 million at the time of the acquisition in October 2018 and $65.8 million at December 31, 2019.

Borrowed funds. Borrowed funds decreased $16.8 million, or 37.0%, to $28.6 million at December 31, 2019 from $45.4 million at December 31, 2018. Borrowed funds at December 31, 2019 consisted of short-term borrowings of $2.1 million and long-term borrowings of $26.5 million. Short-term borrowed funds at December 31, 2019 consisted of an outstanding balance of $2.1 million on a line of credit with a correspondent bank at 5.00%. Long-term borrowed funds consisted of five $5.0 million FHLB term advances totaling $25.0 million, maturing between 2020 and 2023 and having fixed interest rates between 1.97% and 2.85%.  In addition, the Corporation had $1.5 million outstanding on a term advance with a correspondent bank at a fixed rate of 4.75%. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for the normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $5.9 million, or 7.3%, to $85.9 million at December 31, 2019 from $80.0 million at December 31, 2018. The increase was primarily due to net income of $8.0 million and an increase of $1.0 million in accumulated other comprehensive income, partially offset by common stock and preferred dividends paid of $3.1 million and $182,000, respectively.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $8.0 million and $4.2 million in 2019 and 2018, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	Year ended December 31,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$679,607	$31,824	4.68%	$601,188	$27,393	4.56%
Loans, tax exempt	20,736	812	3.92%	20,281	752	3.71%
Total loans receivable	700,343	32,636	4.66%	621,469	28,145	4.53%
Securities, taxable	87,544	2,258	2.58%	73,872	1,792	2.43%
Securities, tax exempt	16,995	457	2.69%	24,485	647	2.64%
Total securities	104,539	2,715	2.60%	98,357	2,439	2.48%
Interest-earning deposits with banks	31,905	566	1.77%	19,220	284	1.48%
Federal bank stocks	5,858	419	7.15%	4,633	298	6.43%
Total interest-earning cash equivalents	37,763	985	2.61%	23,853	582	2.44%
Total interest-earning assets	842,645	36,336	4.31%	743,679	31,166	4.19%
Cash and due from banks	3,333			2,968
Other noninterest-earning assets	62,572			50,316
Total Assets	$908,550			$796,963
Interest-bearing liabilities:
Interest-bearing demand deposits	$401,564	$2,630	0.65%	$380,753	$1,901	0.50%
Time deposits	223,222	4,457	2.00%	182,931	2,823	1.54%
Total interest-bearing deposits	624,786	7,087	1.13%	563,684	4,724	0.84%
Borrowed funds, short-term	4,663	183	3.93%	5,660	209	3.70%
Borrowed funds, long-term	31,845	813	2.55%	18,590	453	2.43%
Total borrowed funds	36,508	996	2.73%	24,250	662	2.73%
Total interest-bearing liabilities	661,294	8,083	1.22%	587,934	5,386	0.92%
Noninterest-bearing demand deposits	149,744	—	—	133,936	—	—
Funding and cost of funds	811,038	8,083	1.00%	721,870	5,386	0.75%
Other noninterest-bearing liabilities	13,761			10,889
Total Liabilities	824,799			732,759
Stockholders' Equity	83,751			64,204
Total Liabilities and Stockholders' Equity	$908,550			$796,963
Net interest income		$28,253			$25,780

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.09%			3.27%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.35%			3.47%

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

(Dollar amounts in thousands)	Year ended December 31,
	2019 versus 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$3,656	$835	$4,491
Securities	157	119	276
Interest-earning deposits with banks	216	66	282
Federal bank stocks	85	36	121
Total interest-earning assets	4,114	1,056	5,170

Interest expense:
Interest-bearing deposits	555	1,808	2,363
Borrowed funds, short-term	(39)	13	(26)
Borrowed funds, long-term	338	22	360
Total interest-bearing liabilities	854	1,843	2,697
Net interest income	$3,260	$(787)	$2,473

2019 Results Compared to 2018 Results

The Corporation reported net income available to common stockholders of $7.8 million and $4.1 million for 2019 and 2018, respectively. The $3.7 million, or 88.6%, increase in net income was attributed to increases in net interest income and noninterest income of $2.5 million and $183,000, respectively, and decreases in noninterest expense and the provision for loan losses of $1.5 million and $565,000, respectively, partially offset by increases in the provision for income taxes and preferred dividends of $1.0 million and $91,000, respectively. Returns on average equity and assets were 9.50% and 0.88%, respectively, for 2019, compared to 6.56% and 0.53%, respectively, for 2018.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $2.5 million to $28.3 million for 2019, compared to $25.8 million for 2018. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $5.2 million, partially offset by an increase in interest expense of $2.7 million.

Interest income. Tax equivalent interest income increased $5.2 million, or 16.6%, to $36.3 million for 2019, compared to $31.2 million for 2018. This increase can be attributed to increases in interest earned on loans, deposits with banks and securities and dividends received on federal bank stocks of $4.5 million, $282,000, $276,000 and $121,000, respectively.

Tax equivalent interest earned on loans receivable increased $4.5 million, or 16.0%, to $32.6 million for 2019, compared to $28.1 million for 2018. The average balance of loans increased $78.9 million, or 12.7%, generating $3.7 million of additional interest income on loans. In addition, the average yield on loans increased 13 basis points to 4.66% for 2019, versus 4.53% for 2018 causing an $835,000 increase in interest income.

Interest earned on interest-earning deposits with banks increased $282,000, or 99.3%, to $566,000 for 2019, compared to $284,000 for 2018. The average balance of these accounts increased $12.7 million, or 66.0%, causing a $216,000 increase in interest income.  In addition, the average yield on interest-earning deposits increased 29 basis points to 1.77% for 2019, versus 1.48% for 2018 causing a $66,000 increase in interest income.

Tax equivalent interest earned on securities increased $276,000, or 11.3%, to $2.7 million for 2019, compared to $2.4 million for 2018. The average balance of securities increased $6.2 million, or 6.3%, generating $157,000 of additional income. The average yield on securities increased 12 basis points to 2.60% for 2019 versus 2.48% for 2018 causing a $119,000 increase in interest income.

Interest earned on federal bank stocks increased $121,000, or 40.6%, to $419,000 for 2019, compared to $298,000 for 2018. The average balance of federal bank stocks increased $1.2 million, or 26.4%, resulting in $85,000 of additional income.  Also, the average yield on federal bank stocks increased 72 basis points to 7.15% for 2019 versus 6.43% for 2018 causing a $36,000 increase in interest income.

Interest expense. Interest expense increased $2.7 million, or 50.1%, to $8.1 million for 2019, compared to $5.4 million for 2018. This increase can be attributed to increases in interest expense on interest-bearing deposits and borrowed funds of $2.4 million and $334,000, respectively.

Interest expense on deposits increased $2.4 million, or 50.0%, to $7.1 million for 2019, compared to $4.7 million for 2018.  The average rate on interest-bearing deposits increased by 29 basis points to 1.13% for 2019 versus 0.84% for 2018 causing a $1.8 million increase in interest expense. In addition, the average balance of interest-bearing deposits increased $61.1 million, or 10.8%, causing a $555,000 increase in interest expense.

Interest expense on borrowed funds increased $334,000, or 50.5%, to $996,000 for 2019, compared to $662,000 for 2018. The average balance of borrowed funds increased $12.3 million, or 50.5%, to $36.5 million for 2019, compared to $24.3 million for 2018 causing a $299,000 decrease in interest expense.

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

Nonperforming loans decreased $121,000, or 4.0%, to $2.9 million at December 31, 2019 from $3.0 million at December 31, 2018. The decrease in nonperforming loans was primarily related to a decrease of $470,000 in loans past due more than 90 days and still accruing, partially offset by an increase of $350,000 in non-accrual loans.  The increase in non-accrual loans was primarily from changes in the commercial real estate loan portfolio.

The provision for loan losses decreased $565,000, or 44.1%, to $715,000 for 2019 from $1.3 million for 2018. The Corporation’s allowance for loan losses amounted to $6.6 million, or 0.93% of the Corporation’s total loan portfolio at December 31, 2019 compared to $6.5 million or 0.91% of total loans at December 31, 2018. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2019 and 2018, was 225.5% and 214.9%, respectively. The allocation of the allowance for loan losses related to residential mortgage loans and commercial business loans increased during the year  primarily as a result of an increase in net charge-offs associated with these portfolios.  The allocation related to consumer loans increased primarily as a result of growth in the loan portfolios, while the allocation related to commercial real estate loans and home equity loans decreased as a result of reductions in the amount of net charge-offs and portfolio balance decreases. At December 31, 2019, there was no provision for loan losses allocated to loans acquired from UASB, NHB or CFB.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, title premiums, security and loan sale gains and losses, and earnings on BOLI. Noninterest income increased $183,000, or 4.4%, to $4.4 million in 2019 from $4.2 million in 2018. The increase in noninterest income is due to increases in earnings on BOLI, fees and service charges, gains on the sale of loans and gains on the sale of securities of $165,000, $126,000, $95,000 and $87,000, respectively, partially offset by a decrease in other income of $290,000.  The decrease in other income was due to a $540,000 gain recorded in the fourth quarter of 2018 related to the retirement of 18,000 shares of CFB stock the Corporation owned at the time of the acquisition.

Noninterest expense. Noninterest expense decreased $1.5 million, or 6.5%, to $22.1 million for 2019, compared to $23.7 million for 2018. This decrease was primarily related to decreases in acquisition costs, FDIC insurance expense, intangible asset amortization expense and professional fees of $3.6 million, $260,000, $90,000 and $41,000, respectively.  These decreases were partially offset by increases in compensation and employee benefits, other noninterest expense and premises and equipment expense of $1.4 million, $819,000 and $208,000, respectively.

Acquisition costs decreased $3.6 million in 2019. Acquisition costs of $3.6 million were incurred in 2018 related to the acquisition of CFB and included employee non-compete and severance costs, professional fees, system conversion costs, contract termination fees, legal fees, accounting and auditing fees and other costs of $1.5 million, $531,000, $481,000, $427,000, $330,000, $50,000 and $228,000, respectively.

FDIC insurance expense decreased $260,000, or 48.8%, to $273,000 for 2019, compared to $533,000 for 2018.  This decrease was primarily related to $215,000 in Small Bank Assessment credits received by the Bank and utilized in the third and fourth quarters of 2019.

Compensation and employee benefits expense increased $1.4 million, or 13.7%, to $11.7 million for 2019, compared to $10.3 million for 2018. This increase primarily related to normal wage and salary increases, increases in insurance and retirement benefits, as well as costs associated with the full-year operation of the three branch offices acquired from CFB in 2018.

Other noninterest expense increased $819,000, or 17.0%, to $5.6 million for 2019, compared to $4.8 million for 2018.  This increase primarily related to increases in processing and telecommunications expenses of $464,000 and $153,000, respectively, related to outsourcing core systems processing, as well as costs associated with the full-year operation of the acquired branch offices.

Premises and equipment expense increased $208,000, or 6.6%, to $3.4 million for 2019, compared to $3.2 million for 2018. This increase primarily related to expenses associated with the full-year operation of the acquired branch offices.

The provision for income taxes increased $1.0 million to $1.7 million for 2019, compared to $633,000 million for 2018 primarily due to the increase in net income available to common stockholders.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2019, the Corporation’s interest-earning assets maturing or repricing within one year totaled $280.2 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $193.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $86.6 million or 9.5% of total assets. At December 31, 2019, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 144.7%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2019 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months or less	Six months to one year	One to three years	Three to four years	Over four years	Total
Total interest-earning assets	$188,771	$91,433	$254,854	$68,860	$238,772	$842,690

Total interest-bearing liabilities	101,559	92,013	290,598	75,817	105,344	665,331

Interest rate sensitivity gap	$87,212	$(580)	$(35,744)	$(6,957)	$133,428	$177,359

Cumulative rate sensitivity gap	$87,212	$86,632	$50,888	$43,931	$177,359

Ratio of gap during the period to total interest earning assets	10.35%	(0.07%)	(4.24%)	(0.83%)	15.83%

Ratio of cumulative gap to total interest earning assets	10.35%	10.28%	6.04%	5.21%	21.05%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2019 and 2018, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2019 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2019 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2019 Net interest income - increase (decrease)	1.87%	2.06%	(1.83%)	(5.28%)

2018 Net interest income - increase (decrease)	0.26%	0.30%	(0.15%)	(3.98%)

The expected increase in 2018 and 2019 net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having an excess of immediately repricing interest-earning assets over immediately repricing interest-bearing liabilities.

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

Capital Resources

Total stockholders’ equity increased $5.9 million, or 7.3%, to $85.9 million at December 31, 2019 from $80.0 million at December 31, 2018.  Net income available to common stockholders of $7.8 million in 2019 represented a increase in earnings of $3.7 million, or 88.6%, compared to 2018. The Corporation’s capital to assets ratio increased to 9.4% at December 31, 2019 from 8.9% at December 31, 2018.

While continuing to sustain a strong capital position, dividends on common stock increased to $3.1 million in 2019 from $2.7 million in 2018. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 38% of registered shareholder accounts active in the plan at December 31, 2019. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2019, the Bank was in excess of all regulatory capital requirements. See Note 10 on page F-25 to the Corporation’s consolidated financial statements attached hereto.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2019, the Corporation used its sources of funds primarily to purchase additional securities and increase interest-earning deposits. As of December 31, 2019, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $122.5 million, and standby letters of credit totaling $548,000, net of cash collateral maintained by the Bank. The Bank has established policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of borrowings.

At December 31, 2019, time deposits amounted to $217.8 million, or 27.7%, of the Corporation’s total consolidated deposits, including approximately $67.9 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2019, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $252.0 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.29 and $0.28 per common share for each of the four quarters of 2019 and 2018, respectively. On February 21, 2020, the Corporation declared a quarterly dividend of $0.30 per common share payable on March 20, 2020 to shareholders of record on March 2, 2020. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2019, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

As of December 31, 2019, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2019, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 22, 2020 (the Proxy Statement).

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2019 with respect to shares of common stock that may be issued under our 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	—	$—	108,266

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	108,266

(1) The 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 68,600 shares of restricted stock have been granted at December 31, 2019.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2)	Financial Statements and Schedules:

(i) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Emclaire Financial Corp (1)
3.2	Bylaws of Emclaire Financial Corp (2)
4.1	Specimen Common Stock Certificate of Emclaire Financial Corp (3)
4.2	Description of Emclaire Common Stock
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015*
10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.4	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015*
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015 (6)*
10.7	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.8	Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015*
10.9

First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (6)*

10.10	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A Roxbury, dated as of November 18, 2015 (6)*
10.11	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (6)*
10.12	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees (7)*
10.13	Farmers National Bank Deferred Compensation Plan (8)*
10.14	Emclaire Financial Corp 2014 Stock Incentive Plan (9)*
11.1	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (10)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (11)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2017.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2019.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 20, 2020	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 20, 2020
Director
(Principal Executive Officer)
Date:	March 20, 2020

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 20, 2020	Date:	March 20, 2020

By:	/s/ James M. Crooks	By:	/s/ Henry H. Deible
	James M. Crooks		Henry H. Deible
	Director		Director
Date:	March 20, 2020	Date:	March 20, 2020

By:	/s/ Henry H. Deible II	By:	/s/ Robert W. Freeman
	Henry H. Deible II		Robert W. Freeman
	Director		Director
Date:	March 20, 2020	Date:	March 20, 2020

By:	/s/ Mark A. Freemer	By:	/s/ Robert L. Hunter
	Mark A. Freemer		Robert L. Hunter
	Director		Director
Date:	March 20, 2020	Date:	March 20, 2020

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 20, 2020	Date:	March 20, 2020

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 20, 2020

Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Emclaire Financial Corp

Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio
March 20, 2020

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$3,750	$3,623
Interest earning deposits with banks	11,236	7,332
Total cash and cash equivalents	14,986	10,955
Interest earning time deposits	9,698	6,738
Securities - available-for-sale	120,107	97,718
Securities - equity investments	19	7
Loans receivable, net of allowance for loan losses of $6,556 and $6,508	695,348	708,664
Federal bank stocks, at cost	5,790	6,351
Bank-owned life insurance	15,287	14,881
Accrued interest receivable	2,600	2,570
Premises and equipment, net	19,041	18,911
Goodwill	19,460	19,448
Core deposit intangible, net	1,247	1,423
Prepaid expenses and other assets	11,713	11,209
Total Assets	$915,296	$898,875
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$148,842	$148,893
Interest bearing	638,282	612,653
Total deposits	787,124	761,546
Short-term borrowed funds	2,050	12,850
Long-term borrowed funds	26,500	32,500
Accrued interest payable	616	495
Accrued expenses and other liabilities	13,148	11,476
Total Liabilities	829,438	818,867
Commitments and Contingent Liabilities (Note 11)	—	—
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,810,729 and 2,800,729 shares issued; 2,708,712 and 2,698,712 shares outstanding	3,513	3,501
Additional paid-in capital	46,757	46,401
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	38,831	34,371
Accumulated other comprehensive loss	(5,335)	(6,357)
Total Stockholders' Equity	85,858	80,008
Total Liabilities and Stockholders' Equity	$915,296	$898,875

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2019	2018
Interest and dividend income
Loans receivable, including fees	$32,507	$28,028
Securities:
Taxable	2,258	1,792
Exempt from federal income tax	395	560
Federal bank stocks	419	298
Interest earning deposits with banks	566	284
Total interest and dividend income	36,145	30,962
Interest expense
Deposits	7,087	4,724
Short-term borrowed funds	183	209
Long-term borrowed funds	813	453
Total interest expense	8,083	5,386
Net interest income	28,062	25,576
Provision for loan losses	715	1,280
Net interest income after provision for loan losses	27,347	24,296
Noninterest income
Fees and service charges	2,157	2,031
Net gain (loss) on sales of available for sale securities	78	(9)
Net gain on sales of loans	114	19
Earnings on bank-owned life insurance	566	401
Other	1,476	1,766
Total noninterest income	4,391	4,208
Noninterest expense
Compensation and employee benefits	11,738	10,320
Premises and equipment	3,373	3,165
Intangible asset amortization	176	266
Professional fees	928	969
Federal deposit insurance	273	533
Acquisition costs	—	3,592
Other	5,634	4,815
Total noninterest expense	22,122	23,660
Income before provision for income taxes	9,616	4,844
Provision for income taxes	1,662	633
Net income	7,954	4,211
Preferred stock dividends	182	91
Net income available to common stockholders	$7,772	$4,120

Earnings per common share
Basic	$2.88	$1.73
Diluted	$2.86	$1.72

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2019	2018
Net income	$7,954	$4,211

Other comprehensive loss
Unrealized gains/(losses) on securities:
Unrealized holding gain (loss) arising during the period	1,861	(833)
Reclassification adjustment for gains included in net income	(78)	9
Other comprehensive loss on securities, before tax adjustment	1,783	(824)
Tax effect	(374)	173
Net of tax	1,409	(651)

Defined benefit pension plans:
Net loss arising during the period	(742)	(253)
Reclassification adjustment for amortization of prior service benefit and net loss included in net periodic pension cost	252	252
Other comprehensive loss on defined benefit plan, before tax adjustment	(490)	(1)
Tax effect	103	—
Net of tax	(387)	(1)

Total other comprehensive income (loss)	1,022	(652)
Comprehensive income	$8,976	$3,559

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018, as previously presented	$—	$—	$2,966	$31,031	$(2,114)	$32,726	$(5,518)	$59,091
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	—	—	—	—	—	187	(187)	—
Balance at January 1, 2018, as adjusted	$—	$—	$2,966	$31,031	$(2,114)	$32,913	$(5,705)	$59,091
Net income	—	—	—	—	—	4,211	—	4,211
Other comprehensive loss	—	—	—	—	—	—	(652)	(652)
Issuance of preferred stock (Series C - 286,888 shares, Series D - 133,705 shares)	421	3,785	—	—	—	—	—	4,206
Cash dividends declared on preferred stock (Series C - $0.225 per share)	—	—	—	—	—	(64)	—	(64)
Cash dividends declared on preferred stock (Series D - $0.20 per share)	—	—	—	—	—	(27)	—	(27)
Issuance of common stock (419,173 shares)	—	—	524	15,112	—	—	—	15,636
Issuance of common stock for restricted stock awards (8,400 shares)	—	—	11	(11)	—	—	—	—
Stock compensation expense	—	—	—	269	—	—	—	269
Cash dividends declared on common stock ($1.12 per share)	—	—	—	—	—	(2,662)	—	(2,662)
Balance at December 31, 2018	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008

Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	7,954	—	7,954
Other comprehensive income	—	—	—	—	—	—	1,022	1,022
Cash dividends declared on preferred stock (Series C - $0.45 per share)	—	—	—	—	—	(129)	—	(129)
Cash dividends declared on preferred stock (Series D - $0.40 per share)	—	—	—	—	—	(53)	—	(53)
Issuance of common stock for restricted stock awards (10,000 shares)	—	—	12	(12)	—	—	—	—
Stock compensation expense	—	—	—	368	—	—	—	368
Cash dividends declared on common stock ($1.16 per share)	—	—	—	—	—	(3,131)	—	(3,131)
Balance at December 31, 2019	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$7,954	$4,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,388	1,172
Provision for loan losses	715	1,280
Amortization/accretion of premiums, discounts and deferred costs and fees, net	406	63
Amortization of operating lease right-of-use assets	132	—
Amortization of intangible assets and mortgage servicing rights	249	321
Realized (gain) loss on sales of debt securities, net	(78)	9
Change in fair value of equity securities, including realized gain	(12)	(500)
Net gain on sales of loans	(114)	(19)
Net (gain) loss on foreclosed real estate	(49)	34
Net loss on sale of premises and equipment	279	108
Loans originated for sale	(6,027)	(5,329)
Proceeds from the sale of loans originated for sale	6,178	5,906
Write-down of foreclosed real estate	37	266
Stock compensation expense	368	269
Increase in bank-owned life insurance, net	(406)	(340)
Proceeds from bank-owned life insurance claim	(160)	—
Decrease in deferred taxes	122	234
Increase in accrued interest receivable	(30)	(65)
Increase in prepaid expenses and other assets	(107)	(1,187)
Increase in accrued interest payable	121	21
Increase (decrease) in accrued expenses and other liabilities	(538)	158
Net cash provided by operating activities	10,428	6,612
Cash flows from investing activities
Loan originations and principal collections, net	10,791	(24,474)
Proceeds from sales of loans held for sale previously classified as portfolio loans	967	2,355
Available-for-sale securities:
Sales	36,370	11,482
Maturities, repayments and calls	19,007	10,615
Purchases	(76,149)	(19,145)
Net cash received for acquisition	—	1,557
Net change in federal bank stocks	561	(1,499)
Net change in interest earning time deposits	(2,960)	(2,540)
Proceeds from the sale of bank premises and equipment	251	155
Purchases of premises and equipment	(1,809)	(885)
Proceeds from the sale of foreclosed real estate	1,109	395
Net cash used in investing activities	(11,862)	(21,984)
Cash flows from financing activities
Net increase in deposits	25,578	754
Proceeds from long-term debt	—	15,000
Repayments on long-term debt	(6,000)	(6,000)
Net change in short-term borrowings	(10,800)	9,150
Dividends paid	(3,313)	(2,753)
Net cash provided by financing activities	5,465	16,151
Net increase in cash and cash equivalents	4,031	779
Cash and cash equivalents at beginning of period	10,955	10,176
Cash and cash equivalents at end of period	$14,986	$10,955
Supplemental information:
Interest paid	$7,962	$5,304
Income taxes paid	1,410	830
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	645	904
Initial recognition of operating lease right-of-use assets	1,642	—
Initial recognition of operating lease liabilities	1,858	—
Transfers from portfolio loans to loans held for sale	1,004	2,409
Equity securities retired as a result of business combination	—	931

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Emclaire Financial Corp (the Corporation) and its wholly owned subsidiaries, The Farmers National Bank of Emlenton (the Bank) and Emclaire Settlement Services, LLC (the Title Company). During 2019, the Title Company ceased operations and was dissolved.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. The Corporation provides a variety of financial services to individuals and businesses through its offices in Pennsylvania and West Virginia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

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

Interest income from securities includes amortization of purchase premium or discount. Discounts on securities are accreted using the level yield method through the maturity date.  Premiums are amortized using the level yield method through the first call date.  In the absence of a call date, the premium is amortized through the maturity date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Equity Securities.  Equity securities are carried at fair value.  The holding gains or losses are reported in net income.

Loans Receivable. The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans collateralized by real estate primarily located throughout Western Pennsylvania. The ability of the Corporation’s debtors to honor their contracts is dependent upon real estate and general economic conditions in this area.

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

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $249,000 and $701,000 at December 31, 2019 and 2018, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $545,000 and $811,000 at December 31, 2019 and 2018, respectively.

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

Retirement Plans. The Corporation maintains a noncontributory defined benefit plan covering eligible employees and officers. Effective January 1, 2009 the plan was closed to new participants. The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, the Corporation determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan did not affect benefits earned by the participant prior to the date of the freeze. The Corporation also maintains a 401(k) plan, which covers substantially all employees, and a supplemental executive retirement plan for key executive officers.

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

 Newly Issued Not Yet Effective Accounting Standards.  In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. However, on October 16, 2019, FASB announced a delay for the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022.  As the Corporation is a smaller reporting company, the delay would be applicable.

Management has selected a software vendor and is currently working through the implementation process.  The Corporation is reviewing available historical information in order to assess the expected credit losses and determine the impact the adoption of ASU 2016-13 will have on the financial statements.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation has goodwill from prior and current year business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Corporation's most recent annual impairment assessment determined that the Corporation's goodwill was not impaired. Although the Corporation cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Corporation's financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement".  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement will be removed.  Additional disclosures will be required relating to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption is permitted.  The Corporation does not expect ASU 2018-13 to have a material impact on its financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans".  ASU 2018-14 removes disclosures pertaining to (a) the amounts of AOCI expected to be recognized as pension costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effect of one-percentage-point change in the assumed health care trends on (i) service and interest costs and (ii) post-retirement health care benefit obligation.  A disclosure will be added requiring an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments in this update are effective retrospectively for annual periods and interim periods within those annual periods beginning after December 15, 2020.  Early adoption is permitted.  The Corporation does not expect ASU 2018-14 to have a material impact on its financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes".  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption.  The Corporation is currently evaluating the effect that this ASU will have on its financial statements and disclosures.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Policies.  In February 2016, the FASB issued ASU 2016-02 "Leases". This ASU required lessees to record most leases on their balance sheet but recognize expenses in the income statement in a manner similar to prior accounting treatment. This ASU changed the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modified the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, and interim periods therein. In January 2018, the FASB issued ASU 2018-01, which allowed entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented.  Adoption of this guidance as of January 1, 2019 resulted in the recording of initial lease right-of-use assets of $1.6 million and operating lease liabilities of $1.8 million.  The Corporation recorded a cumulative adjustment to retained earnings for prior period of $171,000, net of deferred taxes of $45,000.  See Note 5 - Premises, Equipment and Leases for more information on page F-21.

In March 2017, the FASB issued ASU 2017-08, "Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities."  ASU 2017-08 amended guidance on the amortizaton period of premiums on certain purchased callable debt securities to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments were effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods therein.  The adoption of this guidance on January 1, 2019 resulted in a cumulative adjustment to retained earnings of $10,000, net of deferred taxes of $3,000, for prior periods.  At the time of adoption, the remaining securities subject to this guidance have a call date one month prior to maturity, therefore the impact to the statement of income in subsequent periods is immaterial.  As of December 31, 2019, the Corporation held only one remaining callable security which has a maturity date of September 15, 2020.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permitted an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permitted an entity to measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance was effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption was permitted. The Corporation currently does not have derivative or hedging instruments so this guidance had no impact on consolidated financial statements.

Notes to Consolidated Financial Statements

2.	Securities

Equity Securities. The Corporation held equity securities with fair values of $19,000 and $7,000 as of December 31, 2019 and 2018, respectively.  Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets.  The Corporation recognized a gain of $12,000 and a loss of $10,000 on the equity securities held at December 31, 2019 and 2018, respectively.  During 2018, the Corporation sold $1.3 million of equity securities with a realized net loss of $43,000.  On October 1, 2018 the Corporation acquired Community First Bancorp, Inc. (CFB).  At the time of the acquisition, the Corporation held 18,000 shares of CFB's common stock which were retired resulting in a realized gain of $690,000.

Debt Securities - Available for Sale. The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
U.S. government sponsored entities and agencies	$7,069	$14	$(6)	$7,077
U.S. agency mortgage-backed securities: residential	40,868	291	(84)	41,075
U.S. agency collateralized mortgage obligations: residential	33,001	71	(235)	32,837
State and political subdivisions	27,848	217	(269)	27,796
Corporate debt securities	11,459	93	(230)	11,322
Total securities available-for-sale	$120,245	$686	$(824)	$120,107

December 31, 2018:
U.S. Treasury	$4,532	$—	$(87)	$4,445
U.S. government sponsored entities and agencies	17,052	30	(299)	16,783
U.S. agency mortgage-backed securities: residential	27,666	—	(490)	27,176
U.S. agency collateralized mortgage obligations: residential	19,440	34	(810)	18,664
State and political subdivisions	22,943	13	(224)	22,732
Corporate debt securities	8,006	9	(97)	7,918
Total securities available-for-sale	$99,639	$86	$(2,007)	$97,718

Securities with carrying values of $22.1 million and $20.6 million as of December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains on sales of available for sale debt securities for the years ended December 31 were as follows:

	2019	2018
Proceeds	$36,370	$11,482
Gains	135	17
Losses	(57)	(26)
Tax provision related to gains (losses)	16	(2)

Notes to Consolidated Financial Statements

2.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2019. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$265	$265
Due after one year through five years	10,072	10,122
Due after five through ten years	13,883	13,848
Due after ten years	22,155	21,960
Mortgage-backed securities: residential	40,868	41,075
Collateralized mortgage obligations: residential	33,001	32,837
Total securities available-for-sale	$120,245	$120,107

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019:
U.S. government sponsored entities and agencies	—	—	2,032	(6)	2,032	(6)
U.S. agency mortgage-backed securities: residential	14,578	(76)	2,325	(8)	16,903	(84)
U.S. agency collateralized mortgage obligations: residential	12,319	(32)	11,621	(203)	23,940	(235)
State and political subdivisions	15,636	(269)	—	—	15,636	(269)
Corporate debt securities	4,031	(229)	499	(1)	4,530	(230)
Total	$46,564	$(606)	$16,477	$(218)	$63,041	$(824)

December 31, 2018:
U.S. Treasury	$—	$—	$4,445	$(87)	$4,445	$(87)
U.S. government sponsored entities and agencies	2,472	(30)	10,337	(269)	12,809	(299)
U.S. agency mortgage-backed securities: residential	19,483	(297)	7,693	(193)	27,176	(490)
U.S. agency collateralized mortgage obligations: residential	1,443	(5)	15,388	(805)	16,831	(810)
State and political subdivisions	7,061	(67)	10,083	(157)	17,144	(224)
Corporate debt securities	962	(38)	2,448	(59)	3,410	(97)
Total	$31,421	$(437)	$50,394	$(1,570)	$81,815	$(2,007)

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

Notes to Consolidated Financial Statements

2.	Securities (continued)

There were 78 debt securities in an unrealized loss position as of December 31, 2019, of which 29 were in an unrealized loss position for more than 12 months. Of these 78 securities, 30 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 23 were state and political subdivisions securities, 13 were mortgage-backed securities, 10 were corporate securities and 2 were U.S. government sponsored entities and agencies securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2019 to be other-than-temporarily impaired.

3.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	December 31, 2019	December 31, 2018
Mortgage loans on real estate:
Residential first mortgages	$293,170	$295,405
Home equity loans and lines of credit	97,541	103,752
Commercial real estate	229,951	238,734
Total real estate loans	620,662	637,891
Other loans:
Commercial business	66,603	66,009
Consumer	14,639	11,272
Total other loans	81,242	77,281
Total loans, gross	701,904	715,172
Less allowance for loan losses	6,556	6,508
Total loans, net	$695,348	$708,664

Included in total loans above are net deferred costs of $2.6 million and $2.2 million at December 31, 2019 and 2018, respectively.

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

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2019	2018
Balance at the beginning of the year	$6,508	$6,127
Provision for loan losses	715	1,280
Charge-offs	(913)	(989)
Recoveries	246	90
Balance at the end of the year	$6,556	$6,508

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2019 and 2018:

		Home Equity
	Residential	& Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
December 31, 2019:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(227)	(61)	(242)	(250)	(133)	(913)
Recoveries	40	6	134	—	66	246
Provision	298	33	(100)	386	98	715
Ending Balance	$2,309	$626	$2,898	$636	$87	$6,556

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$5
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,304	626	2,898	636	87	6,551
Total	$2,309	$626	$2,898	$636	$87	$6,556

Total loans:
Individually evaluated for impairment	$358	$4	$81	$40	$—	$483
Acquired loans collectively evaluated for impairment	60,523	10,901	41,993	7,930	1,982	123,329
Originated loans collectively evaluated for impairment	232,289	86,636	187,877	58,633	12,657	578,092
Total	$293,170	$97,541	$229,951	$66,603	$14,639	$701,904

At December 31, 2018:
Beginning Balance	$2,090	$646	$2,753	$585	$53	$6,127
Charge-offs	(71)	(155)	(484)	—	(279)	(989)
Recoveries	3	14	48	1	24	90
Provision	176	143	789	(86)	258	1,280
Ending Balance	$2,198	$648	$3,106	$500	$56	$6,508

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$12	$—	$—	$—	$—	$12
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,186	648	3,106	500	56	6,496
Total	$2,198	$648	$3,106	$500	$56	$6,508

Total loans:
Individually evaluated for impairment	$389	$6	$34	$39	$—	$468
Acquired loans collectively evaluated for impairment	72,654	13,750	56,690	12,974	3,306	159,374
Originated loans collectively evaluated for impairment	222,362	89,996	182,010	52,996	7,966	555,330
Total	$295,405	$103,752	$238,734	$66,009	$11,272	$715,172

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

At December 31, 2019 and 2018, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018).

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2019			For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$72	$72	$5	$72	$3	$3
Home equity and lines of credit	4	4	—	5	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$76	$76	$5	$77	$3	$3

	Impaired Loans with No Specific Allowance
	As of December 31, 2019		For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$398	$286	$301	$4	$4
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	81	81	1,019	88	35
Commercial business	40	40	79	7	2
Consumer	—	—	—	—	—
Total	$519	$407	$1,399	$99	$41

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2018			For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$74	$74	$12	$74	$2	$2
Home equity and lines of credit	6	6	—	7	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$80	$80	$12	$81	$2	$2

	Impaired Loans with No Specific Allowance
	As of December 31, 2018		For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$427	$315	$334	$5	$5
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	34	34	768	156	73
Commercial business	39	39	248	74	74
Consumer	—	—	—	—	—
Total	$500	$388	$1,350	$235	$152

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2019 and 2018, the Corporation had $409,000 and $394,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2019 and 2018, the Corporation had $5,000 and $12,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2019, the Corporation modified one commercial mortgage loans with a recorded investment of $67,000.  In order to cure the delinquency on the loan, all interest and fees receivable were capitalized to the loan principal which was re-amortized through the original maturity date at the original interest rate on the loan.   The modification did not have a material impact on the Corporation’s income statement during the period.  At December 31, 2019, the Corporation did not have any allowance for loan losses allocated to this specific loan.  During the year ended December 31, 2018, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the year ended December 31, 2019 and 2018, there were no loans classified as TDRs which defaulted within twelve months of their modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2019 and 2018:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019:
Residential first mortgages	$291,843	$—	$—	$1,327	$—	$293,170
Home equity and lines of credit	97,087	—	—	454	—	97,541
Commercial real estate	—	216,744	5,370	7,837	—	229,951
Commercial business	—	64,636	204	1,763	—	66,603
Consumer	14,557	—	—	82	—	14,639
Total loans	$403,487	$281,380	$5,574	$11,463	$—	$701,904

December 31, 2018:
Residential first mortgages	$293,919	$—	$—	$1,486	$—	$295,405
Home equity and lines of credit	102,869	—	—	883	—	103,752
Commercial real estate	—	222,335	5,942	10,457	—	238,734
Commercial business	—	62,022	542	3,445	—	66,009
Consumer	11,157	—	—	115	—	11,272
Total loans	$407,945	$284,357	$6,484	$16,386	$—	$715,172

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2019 and 2018:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
December 31, 2019:
Residential first mortgages	$288,462	$2,405	$1,039	$309	$955	$293,170
Home equity and lines of credit	95,923	626	553	11	428	97,541
Commercial real estate	226,360	2,141	543	—	907	229,951
Commercial business	66,091	225	72	—	215	66,603
Consumer	14,458	84	15	—	82	14,639
Total loans	$691,294	$5,481	$2,222	$320	$2,587	$701,904

December 31, 2018:
Residential first mortgages	$289,732	$3,586	$747	$485	$855	$295,405
Home equity and lines of credit	101,920	707	351	287	487	103,752
Commercial real estate	232,865	5,013	231	19	606	238,734
Commercial business	65,538	50	247	—	174	66,009
Consumer	10,961	160	36	—	115	11,272
Total loans	$701,016	$9,516	$1,612	$791	$2,237	$715,172

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2019 and 2018:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
December 31, 2019:
Residential first mortgages	$245	$—	$72	$638	$955
Home equity and lines of credit	4	—	—	424	428
Commercial real estate	28	309	31	539	907
Commercial business	—	—	175	40	215
Consumer	—	—	—	82	82
Total loans	$277	$309	$278	$1,723	$2,587

December 31, 2018:
Residential first mortgages	$335	$—	$74	$446	$855
Home equity and lines of credit	6	—	—	481	487
Commercial real estate	111	265	—	230	606
Commercial business	—	—	39	135	174
Consumer	—	—	—	115	115
Total loans	$452	$265	$113	$1,407	$2,237

4.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $4.0 million and $1.8 million, respectively, at December 31, 2019, and $5.0 million and $1.3 million, respectively, at December 31, 2018.

5.	Premises, Equipment and Leases

Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2019	2018
Land	$5,269	$5,129
Buildings and improvements	15,127	15,008
Leasehold improvements	1,522	1,519
Furniture, fixtures and equipment	10,539	9,157
Software	3,397	3,347
Construction in progress	321	576
Total	36,175	34,736
Less: accumulated depreciation and amortization	17,134	15,825
Net premises and equipment	$19,041	$18,911

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 were $1.4 million and $1.2 million, respectively.

Notes to Consolidated Financial Statements

5.	Premises, Equipment and Leases (continued)

Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of December 31, 2019, the Corporation leases real estate for five branch offices under various operating lease agreements.  The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods.  The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.99 years as of December 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease terms as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.49% as of December 31, 2019.

The total operating lease costs were $194,000 for the year ended December 31, 2019.  The right-of-use asset, included in other assets, and lease liability, included in other liabilities, were $1.5 million and $1.7 million, respectively, as of December 31, 2019.  Rental expense for operating leases classified under ASC 840 was $208,000 for the year ended December 31, 2018.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2019:

(Dollar amounts in thousands)
Year ending December 31:
2020	$212
2021	217
2022	222
2023	222
2024	227
Thereafter	1,063
Total minimum lease payments	2,163
Discount effect of cash flows	(456)
Present value of lease liabilities	$1,707

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,448	$—
Core deposit intangibles	5,634	4,387	5,634	4,211
Total	$25,094	$4,387	$25,082	$4,211

Goodwill resulted from five acquisitions. During 2018, the Corporation recorded $9.2 million of goodwill related to the acquisition of CFB (see Note 20). Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded in 2019 or 2018. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $176,000 and $266,000 in 2019 and 2018, respectively.

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets (continued)

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows:

(Dollar amounts in thousands)	Amortization
Expense
2020	$164
2021	154
2022	149
2023	149
2024	149
Thereafter	482
Total	$1,247

7.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $4.7 million and $5.3 million at December 31, 2019 and 2018, respectively. During 2019, there were no principal additions while total principal reductions associated with these loans were $562,000. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2019 and 2018 totaled $3.1 million and $3.2 million, respectively.

In addition, directors and their affiliates may provide certain professional and other services to the Corporation and the Bank in the ordinary course of business.  The Corporation did not pay directors or their affiliates for any such services in 2019.  During 2018, one director was paid an immaterial amount for consulting services.

8.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2019			2018
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$148,842	18.9%	—	$148,893	19.5%
Interest bearing demand deposits	0.76%	420,515	53.4%	0.52%	391,054	51.4%
Time deposits	2.17%	217,767	27.7%	1.84%	221,599	29.1%
Total	1.01%	$787,124	100.0%	0.80%	$761,546	100.0%

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	Percent
2020	$66,039	30.3%
2021	54,923	25.2%
2022	17,110	7.9%
2023	39,096	17.9%
2024	34,382	15.8%
Thereafter	6,217	2.9%
Total	$217,767	100.0%

Notes to Consolidated Financial Statements

8.	Deposits (continued)

The Corporation had a total of $67.9 million and $61.2 million in time deposits of $250,000 or more at December 31, 2019 and 2018, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2019 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$6,036
Over three months to six months	9,844
Over six months to twelve months	6,749
Over twelve months	45,292
Total	$67,921

9.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2019			2018
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$2,050	$4,663	3.93%	$12,850	$5,660	3.70%
Long-term borrowed funds	26,500	31,845	2.55%	32,500	18,590	2.43%
Total	$28,550	$36,508		$45,350	$24,250

Short-term borrowed funds at December 31, 2019 consisted of $2.1 million outstanding on a $7.0 million unsecured line of credit with a correspondent bank with a rate of 5.00%, compared to $10.8 million in overnight advances with a rate of 2.62% and $2.1 million outstanding on a $7.0 million unsecured line of credit with a correspondent bank with a rate of 5.75% at December 31, 2018.

Long-term borrowed funds at December 31, 2019 consisted of five $5.0 million FHLB term advances totaling $25.0 million, maturing between 2020 and 2023 and having fixed interest rates between 1.97% and 2.85%. This compares to six $5.0 million FHLB advances totaling $30.0 million at December 31, 2018. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2019 totaled $407.4 million. In addition, the Corporation has a five year unsecured term advance with a correspondent bank. The term advance has a fixed rate of 4.75% and principal payments of $250,000 are due on the first day of each quarter until maturity. At December 31, 2019 and 2018, the outstanding balance on this term advance was $1.5 million and $2.5 million, respectively.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2020	$8,050
2021	10,500
2022	—
2023	10,000
2024	—
Thereafter	—
Total	$28,550

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $25.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $130.4 million at December 31, 2019 was $252.0 million. In addition, the Corporation has $4.9 million of funds available on a line of credit through a correspondent bank.

Notes to Consolidated Financial Statements

10.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2019, $6.7 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $6.0 million. As of December 31, 2019, the Corporation had no outstanding loans or advances from the Bank.  During 2018, the Corporation paid off a $2.2 million commercial line of credit available at the Bank for the primary purpose of purchasing qualified equity investments.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50% and was 1.875% for 2018. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of December 31, 2019, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

10.	Regulatory Matters (continued)

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$80,418	13.74%	$76,344	12.93%
For capital adequacy purposes	46,836	8.00%	47,252	8.00%
To be well capitalized	58,544	10.00%	59,065	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$73,862	12.62%	$69,836	11.82%
For capital adequacy purposes	35,127	6.00%	35,439	6.00%
To be well capitalized	46,836	8.00%	47,252	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$73,862	12.62%	$69,836	11.82%
For capital adequacy purposes	26,345	4.50%	26,579	4.50%
To be well capitalized	38,054	6.50%	38,393	6.50%
Tier 1 capital to average assets:
Actual	$73,862	8.17%	$69,836	7.95%
For capital adequacy purposes	36,146	4.00%	35,126	4.00%
To be well capitalized	45,182	5.00%	43,908	5.00%

11.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2019	2018
Current	$1,437	$298
Deferred	225	335
Total	$1,662	$633

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 is as follows:

(Dollar amounts in thousands)	2019		2018
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$2,019	21.0%	$1,017	21.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(210)	(2.2%)	(234)	(4.8%)
Earnings on bank-owned life insurance	(85)	(0.9%)	(71)	(1.5%)
Tax free gain on retirement of CMFP shares	—	—	(145)	(3.0%)
Other, net	(62)	(0.6%)	66	1.4%
Provision	$1,662	17.3%	$633	13.1%

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,365	$1,351
Funded status of pension plan	1,389	1,287
Lease liability	358	—
Net unrealized loss on securities	26	401
Deferred compensation	417	391
Accrued incentive compensation	91	148
Nonaccrual loan interest income	40	75
Securities impairment	70	70
Stock compensation	91	69
Other	9	17
Gross deferred tax assets	3,856	3,809
Deferred tax liabilities:
Accrued pension liability	1,029	1,044
Depreciation	656	619
Deferred loan fees and costs	555	461
Lease right-of-use asset	317	—
Intangible assets	260	215
Business combination adjustments	137	68
Other	51	53
Gross deferred tax liabilities	3,005	2,460
Net deferred tax asset	$851	$1,349

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

At December 31, 2019 and December 31, 2018, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax, a capital-based franchise tax in the Commonwealth of Pennsylvania as well as a corporate income tax in West Virginia based on earnings derived from business activity in the state. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2016.

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans

Defined Benefit Plan

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after three years of service. Effective January 1, 2009, the plan was closed to new participants. The Corporation provided the requisite notice to plan participants on March 12, 2013 of the determination to freeze the plan (curtailment). While the freeze was not effective until April 30, 2013, management determined that participants would not satisfy, within the provisions of the plan, 2013 eligibility requirements based on minimum hours worked for 2013. Therefore, employees ceased to earn benefits as of January 1, 2013. This amendment to the plan did not affect benefits earned by the participant prior to the date of the freeze. The Corporation measures the funded status of the plan as of December 31.

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	$9,482	$10,159
Actual return on plan assets	1,534	(479)
Employer contribution	—	500
Benefits paid	(417)	(698)
Fair value of plan assets at end of year	10,599	9,482
Change in benefit obligation:
Benefit obligation at beginning of year	10,628	11,801
Interest cost	443	423
Actuarial (gain) loss	(22)	85
Effect of change in assumptions	1,672	(983)
Benefits paid	(417)	(698)
Benefit obligation at end of year	12,304	10,628
Funded status (plan assets less benefit obligation)	$(1,705)	$(1,146)
Amounts recognized in accumulated other comprehensive loss consists of:
Accumulated net actuarial loss	$6,616	$6,126
Accumulated prior service benefit	—	—
Amount recognized, end of year	$6,616	$6,126

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 15:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
Description	Total	Assets	Inputs
December 31, 2019:
Money markets	$385	$385	$—	$—
Mutual funds - debt	4,322	4,322	—	—
Mutual funds - equity	4,981	4,981	—	—
Emclaire stock	911	911	—	—
	$10,599	$10,599	$—	$—
December 31, 2018:
Money markets	$77	$77	$—	$—
Mutual funds - debt	4,183	4,183	—	—
Mutual funds - equity	4,373	4,373	—	—
Emclaire stock	849	849	—	—
	$9,482	$9,482	$—	$—

There were no transfers between Level 1 and Level 2 during 2019.

The accumulated benefit obligation for the defined benefit pension plan was $12.3 million and $10.6 million at December 31, 2019 and 2018, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2019	2018
Interest cost	$443	$423
Expected return on plan assets	(626)	(672)
Amortization of prior service beneft and net loss	252	251
Net periodic pension cost	69	2
Amortization of prior service benefit and net loss	(252)	(251)
Net loss	742	253
Total recognized in other comprehensive loss	490	2
Total recognized in net periodic benefit and other comprehensive loss	$559	$4

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $269,000 as of December 31, 2019.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2019	2018
Discount rate for net periodic benefit cost	4.26%	3.62%
Discount rate for benefit obligations	3.28%	4.26%
Expected rate of return on plan assets	6.75%	6.75%

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The Corporation’s pension plan asset allocation at December 31, 2019 and 2018, target allocation for 2020, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2020	2019	2018	2019
Equity securities	55%	56%	55%	5.02%
Debt securities	37%	41%	44%	1.70%
Money markets	8%	3%	1%	0.03%
	100%	100%	100%	6.75%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2020.

Estimated future benefit payments are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2020	$450
2021	451
2022	491
2023	492
2024	500
2025-2029	2,715

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2019 and 2018, matching contributions were $266,000 and $235,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2019 and 2018, the Corporation made profit sharing contributions of $140,000 and $124,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2019 and 2018, the Corporation’s SERP liability was $1.9 million and $1.8 million, respectively. For the years ended December 31, 2019 and 2018, the Corporation recognized expense of $224,000 and $156,000, respectively, related to the SERP.

Notes to Consolidated Financial Statements

14.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 19,833 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

During 2019 and 2018, the Corporation granted restricted stock awards of 17,950 and 14,750 shares, respectively, with a face value of $558,000 and $456,000, respectively, based on the weighted-average grant date stock prices of $31.10 and $30.90, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation. There were no stock options granted during 2019 or 2018. For the year ended December 31, 2019 and 2018 the Corporation recognized $368,000 and $269,000, respectively, in stock compensation expense.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2019, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2019	37,250	$29.94
Granted	17,950	31.10
Vested	(10,000)	26.74
Forfeited	(750)	30.90
Nonvested as of December 31, 2019	44,450	$31.11

As of December 31, 2019, there was $951,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years.

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

Assets measured at fair value on a recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Debt securities available for sale, equity securities – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt securities held by the Corporation. The Level 3 corporate debt securities valuations were supported by inputs such as the security issuer’s publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019:
Securities available-for-sale
U.S. government sponsored entities and agencies	$7,077	$—	$7,077	$—
U.S. agency mortgage-backed securities: residential	41,075	—	41,075	—
U.S. agency collateralized mortgage obligations: residential	32,837	—	32,837	—
State and political subdivision	27,796	—	27,796	—
Corporate debt securities	11,322	—	7,072	4,250
Total available-for-sale securities	$120,107	$—	$115,857	$4,250

Equity securities	$19	$19	$—	$—

December 31, 2018:
Securities available-for-sale
U.S. Treasury	$4,445	$4,445	$—	$—
U.S. government sponsored entities and agencies	16,783	—	16,783	—
U.S. agency mortgage-backed securities: residential	27,176	—	27,176	—
U.S. agency collateralized mortgage obligations: residential	18,664	—	18,664	—
State and political subdivisions	22,732	—	22,732	—
Corporate debt securities	7,918	—	4,418	3,500
Total available-for-sale securities	$97,718	$4,445	$89,773	$3,500

Equity securities	$7	$7	$—	$—

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.  During 2019, certain corporate debt securities were purchased and placed into Level 3 because of a lack of observable market data.  During 2018, the Corporation reclassified a restricted bank stock from the equity security portfolio to other assets and certain corporate securities from Level 3 to Level 2.  Also during 2018, $25,000 in Level 3 equity securities were sold from the portfolio.  The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2019 and 2018:

(Dollar amounts in thousands)	2019	2018
Balance at the beginning of the period	$3,500	$8,132
Total gains or losses (realized/unrealized):
Included in earnings	—	1
Purchased into Level 3	750	—
Sold out of Level 3	—	(25)
Transfers in and/or out of Level 3	—	(4,608)
Balance at the end of the period	$4,250	$3,500

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2019 and 2018, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. There was no additional provision for loan losses recorded for impaired loans during 2019 or 2018.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $88,000, which consisted of the outstanding balance of $91,000 less write-downs of $3,000.  As of December 31, 2018, OREO measured at fair value less costs to sell had a net carrying amount of $160,000, which consisted of the outstanding balance of $415,000 less write-downs of $255,000.

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

For assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019:
Other real estate owned	$88	$—	$—	$88
Total	$88	$—	$—	$88

December 31, 2018:
Other real estate owned	$160	$—	$—	$160
Total	$160	$—	$—	$160

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
December 31, 2019:
Other real estate owned	$88	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2018:
Other real estate owned	$160	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at December 31, 2019 and 2018 was an impaired residential mortgage loan totaling $67,000 and $61,000, respectively, and an impaired home equity loan totaling $4,000 and $6,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

During the first quarter of 2018, the Corporation adopted ASU 2016-01 that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2019:
Financial Assets:
Cash and cash equivalents	$14,986	$14,986	$14,986	$—	$—
Interest earning time deposits	9,698	9,698	—	9,698	—
Securities - available-for-sale	120,107	120,107	—	115,857	4,250
Securities - equities	19	19	19	—	—
Loans, net	695,348	697,990	—	—	697,990
Federal bank stock	5,790	N/A	N/A	N/A	N/A
Accrued interest receivable	2,600	2,600	78	419	2,103
Total	$848,548	$845,400	$15,083	$125,974	$704,343
Financial Liabilities:
Deposits	787,124	793,999	569,357	224,642	—
Borrowed funds	28,550	29,133	—	29,133	—
Accrued interest payable	616	616	51	565	—
Total	$816,290	$823,748	$569,408	$254,340	$—

December 31, 2018:
Financial Assets:
Cash and cash equivalents	$10,955	$10,955	$10,955	$—	$—
Interest earning time deposits	6,738	6,738	—	6,738	—
Securities - available-for-sale	97,718	97,718	4,445	89,773	3,500
Securities - equities	7	7	7	—	—
Loans, net	708,664	702,747	—	—	702,747
Federal bank stock	6,351	N/A	N/A	N/A	N/A
Accrued interest receivable	2,570	2,570	63	351	2,156
Total	$833,003	$820,735	$15,470	$96,862	$708,403
Financial Liabilities:
Deposits	761,546	767,009	539,946	227,063	—
Borrowed funds	45,350	44,869	—	44,869	—
Accrued interest payable	495	495	30	465	—
Total	$807,391	$812,373	$539,976	$272,397	$—

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,646	$10,840	$684	$7,450
Unused lines of credit	21,928	88,071	16,287	81,261
Total	$23,574	$98,911	$16,971	$88,711

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $548,000 and $1.0 million at December 31, 2019 and 2018, respectively. The current amount of the liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issued is not material.

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2019	2018
Assets:
Cash and cash equivalents	$40	$18
Equity in net assets of subsidiaries	84,065	79,302
Goodwill	5,190	5,190
Other assets	171	113
Total Assets	$89,466	$84,623
Liabilities and Stockholders' Equity:
Other short-term borrowed funds	$2,050	$2,050
Long-term borrowed funds	1,500	2,500
Accrued expenses and other liabilities	58	65
Stockholders' equity	85,858	80,008
Total Liabilities and Stockholders' Equity	$89,466	$84,623

Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Income
(Dollar amounts in thousands)	2019	2018
Income:
Dividends from subsidiaries	$4,688	$3,316
Investment income	—	10
Net gains on equity securities	—	510
Total income	4,688	3,836
Expense:
Interest expense	205	272
Noninterest expense	634	539
Total expense	839	811
Income before income taxes and undistributed subsidiary income	3,849	3,025
Undistributed equity in net income of subsidiary	3,922	1,125
Net income before income taxes	7,771	4,150
Income tax benefit	183	61
Net income	$7,954	$4,211
Comprehensive income	$8,976	$3,559

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2019	2018
Operating activities:
Net income	$7,954	$4,211
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(3,922)	(1,125)
Change in fair value of equity securities	—	(510)
Other, net	303	1,323
Net cash provided by operating activities	4,335	3,899

Investing activities:
Sales of investment securities	—	1,269
Net cash provided by investing activities	—	1,269

Financing activities:
Net change in borrowings	(1,000)	(2,450)
Dividends paid	(3,313)	(2,753)
Net cash used in financing activities	(4,313)	(5,203)
Increase (decrease) in cash and cash equivalents	22	(35)
Cash and cash equivalents at beginning of period	18	53
Cash and cash equivalents at end of period	$40	$18

Notes to Consolidated Financial Statements

17.	Other Noninterest Income and Expense

Other noninterest income includes electronic banking fees of $1.4 million and $1.3 million for 2019 and 2018, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2019	2018
Customer bank card processing	$697	$673
Subscriptions	607	513
Telephone and data communications	567	414
Pennsylvania shares and use taxes	482	316
Correspondent bank and courier fees	411	395
Travel, entertainment and conferences	390	337
Internet banking and bill pay	347	416
Item processing	310	—
Printing and supplies	278	333
Marketing and advertising	264	292
Charitable contributions	240	220
Regulatory examinations	204	207
Bad checks and other losses	199	197
Postage and freight	169	134
Credit bureau and other loan expense	132	120
Memberships and dues	112	98
Other	225	150
Total other noninterest expenses	$5,634	$4,815

18.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2019	2018
Net income	$7,954	$4,211
Less: Preferred stock dividends	182	91
Net income available to common stockholders	$7,772	$4,120
Average common shares outstanding	2,699,397	2,377,277
Add: Dilutive effects of restricted stock awards	19,349	18,400
Average shares and dilutive potential common shares	2,718,746	2,395,677
Basic earnings per common share	$2.88	$1.73
Diluted earnings per common share	$2.86	$1.72
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2019:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	1,471	(586)	885
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	199	137
Net current period other comprehensive income (loss)	1,409	(387)	1,022
Accumulated Other Comprehensive Income (Loss) at December 31, 2019	$(108)	$(5,227)	$(5,335)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2019:

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the year ended December 31, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(78)	Net gain on sale of available-for-sale securities
Tax effect	16	Provision for income taxes
Total security reclassifications for the period	(62)

Amortization of defined benefit pension items
Prior service costs	—	Other noninterest income
Actuarial gains	252	Compensation and employee benefits
Total before tax	252
Tax effect	(53)	Provision for income taxes
Total defined benefit pension reclassifications for the period	199
Total reclassifications for the period	$137	Net of tax

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2018:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2018	$(679)	$(4,839)	$(5,518)
Cumulative effect of change in accounting principle for marketable equity securities, net of tax	(187)	—	(187)
Accumulated Other Comprehensive Income (Loss) at January 1, 2018, as adjusted	$(866)	$(4,839)	$(5,705)

Other comprehensive income before reclassification	(658)	(200)	(858)
Amounts reclassified from accumulated other comprehensive income (loss)	7	199	206
Net current period other comprehensive income (loss)	(651)	(1)	(652)

Accumulated Other Comprehensive Income (Loss) at December 31, 2018	$(1,517)	$(4,840)	$(6,357)

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss) (continued)

The following is significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2018:

(Dollar amount in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Income Components	from Accumulated Other Comprehensive Income For the year ended December 31, 2018	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$9	Net loss on sale of available-for-sale securities
Tax effect	(2)	Provision for income taxes
Total security reclassifications for the period	7

Amortization of defined benefit pension items
Prior service costs	—	Other noninterest income
Actuarial gains	252	Compensation and employee benefits
Total before tax	252
Tax effect	(53)	Provision for income taxes
Total defined benefit pension reclassifications for the period	199
Total reclassifications for the period	$206	Net of tax

20.	Mergers and Acquisitions

Community First Bancorp, Inc.

On October 1, 2018, the Corporation completed the acquisition of Community First Bancorp, Inc. (CFB) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 25, 2018, in exchange for 419,173 shares of common stock valued at $15.6 million and $2.4 million in cash. In addition, the Corporation issued $4.2 million of preferred stock in exchange for 420,593 shares of similar preferred stock of Community First Bank, valued at $4.2 million.  The acquisition strengthened the Corporation’s franchise within current market areas and increased the Corporation’s consolidated total assets, loans and deposits.  The Corporation owned 18,000 shares of CFB common stock and recognized a $690,000 non-taxable gain on the retirement of the shares in connection with the acquisition.

The assets and liabilities of CFB were recorded on the Corporation’s consolidated balance sheet at their estimated fair value as of October 1, 2018.

Included in the purchase price was goodwill and a core deposit intangible of $9.2 million and $1.2 million, respectively.  Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors.  This goodwill is not deductible for tax purposes.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  The core deposit intangible will be amortized over an estimated life of ten years using the straight line method.  Core deposit intangible expense was $121,000 for 2019 and is projected for the succeeding five years beginning 2020 to be $121,000 per year with $453,000 in total for years after 2024.

Notes to Consolidated Financial Statements

20.	Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

(Dollar amounts in thousands)
Assets acquired:
Cash and cash equivalents	$3,986
Securities available for sale	—
Loans receivable	111,555
Federal bank stocks	190
Accrued interest receivable	288
Premises and equipment	1,321
Core deposit intangible	1,208
Prepaid expenses and other assets	3,341
Total assets acquired	121,889

Liabilities assumed:
Deposits	106,149
Overnight borrowings	1,200
Accrued interest payable	61
Accrued expenses and other liabilities	449
Total liabilities assumed	107,859
Identifiable net assets acquired	14,030

Consideration paid:
Cash	2,429
Preferred stock	4,206
Previously owned common stock of CFB	931
Common stock	15,636
Total consideration	23,202

Goodwill	$(9,172)

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

The following table presents the Corporation's sources of noninterest income for the year ended December 31:

(Dollar amounts in thousands)	2019	2018
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$190	$160
Overdraft fees	1,657	1,587
Other fees	310	285
Electronic banking fees (1)	1,446	1,344
Noninterest income (in-scope of Topic 606)	3,603	3,376
Noninterest income (out-of-scope of Topic 606)	788	832
Total noninterest income	$4,391	$4,208

(1) included in other noninterest income on the consolidated statements of income