Form 10-Q
period 2020-03-31
EMCLAIRE FINANCIAL CORP
filed 2020-05-12
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the Registrant’s common stock was 2,708,712 at May 12, 2020.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2020 and December 31, 2019
(Dollar amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$3,839	$3,750
Interest earning deposits with banks	6,250	11,236
Total cash and cash equivalents	10,089	14,986
Interest earning time deposits	8,948	9,698
Securities - available-for-sale	114,419	120,107
Securities - equity investments	9	19
Loans receivable, net of allowance for loan losses of $7,220 and $6,556	734,730	695,348
Federal bank stocks, at cost	6,866	5,790
Bank-owned life insurance	15,161	15,287
Accrued interest receivable	2,861	2,600
Premises and equipment, net	18,999	19,041
Goodwill	19,460	19,460
Core deposit intangible, net	1,205	1,247
Prepaid expenses and other assets	11,487	11,713
Total Assets	$944,234	$915,296
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$149,131	$148,842
Interest bearing	633,585	638,282
Total deposits	782,716	787,124
Short-term borrowed funds	14,300	2,050
Long-term borrowed funds	46,250	26,500
Accrued interest payable	661	616
Accrued expenses and other liabilities	12,762	13,148
Total Liabilities	856,689	829,438

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,810,729 shares issued; 2,708,712 shares outstanding	3,513	3,513
Additional paid-in capital	46,869	46,757
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	39,209	38,831
Accumulated other comprehensive loss	(4,138)	(5,335)
Total Stockholders' Equity	87,545	85,858
Total Liabilities and Stockholders' Equity	$944,234	$915,296

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2020 and 2019
(Dollar amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Loans receivable, including fees	$7,981	$8,231
Securities:
Taxable	664	492
Exempt from federal income tax	84	122
Federal bank stocks	108	100
Interest earning deposits with banks	66	47
Total interest and dividend income	8,903	8,992
Interest expense:
Deposits	1,940	1,471
Borrowed funds	273	301
Total interest expense	2,213	1,772
Net interest income	6,690	7,220
Provision for loan losses	792	180
Net interest income after provision for loan losses	5,898	7,040
Noninterest income:
Fees and service charges	451	555
Net realized gain on sales of securities	78	2
Net gain on sales of loans	—	14
Earnings on bank-owned life insurance	94	95
Other	402	391
Total noninterest income	1,025	1,057
Noninterest expense:
Compensation and employee benefits	2,912	2,917
Premises and equipment	794	886
Intangible asset amortization	42	46
Professional fees	221	221
Federal deposit insurance	103	136
Other	1,418	1,353
Total noninterest expense	5,490	5,559
Income before provision for income taxes	1,433	2,538
Provision for income taxes	243	456
Net income	$1,190	$2,082
Basic earnings per common share	$0.44	$0.77
Diluted earnings per common share	0.44	0.77
Average common shares outstanding - basic	2,708,712	2,698,712
Average common shares outstanding - diluted	2,723,610	2,712,418

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2020 and 2019
(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income	$1,190	$2,082
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	1,595	1,106
Reclassification adjustment for (gains) losses included in net income	(78)	(2)
Net period change	1,517	1,104
Tax effect	(320)	(231)
Net of tax	1,197	873
Comprehensive income	$2,387	$2,955

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019
(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,190	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	354	325
Provision for loan losses	792	180
Amortization/accretion of premiums, discounts and deferred costs and fees, net	265	24
Amortization of operating lease right-of-use assets	34	33
Amortization of intangible assets and mortgage servicing rights	62	62
Realized gain on sales of debt securities, net	(78)	(2)
Change in fair value of equity securities, including realized gain	10	(10)
Net gain on sales of loans	—	(14)
Net loss on foreclosed real estate	5	14
Loans originated for sale	—	(724)
Proceeds from the sale of loans originated for sale	—	526
Write-down of foreclosed real estate	—	21
Stock compensation expense	112	90
Decrease (increase) in bank-owned life insurance, net	126	(95)
Increase in accrued interest receivable	(261)	(165)
Increase in prepaid expenses and other assets	(59)	(1)
Increase in accrued interest payable	45	108
Increase (decrease) in accrued expenses and other liabilities	(386)	(1,072)
Net cash provided by operating activities	2,211	1,382
Cash flows from investing activities
Loan originations and principal collections, net	(40,577)	7,846
Available-for-sale securities:
Sales	8,226	3,975
Maturities, repayments and calls	5,772	3,577
Purchases	(6,786)	(7,740)
Net change in federal bank stocks	(1,076)	552
Net change in interest earning time deposits	750	500
Proceeds from the sale of bank premises and equipment	—	190
Purchases of premises and equipment	(312)	(704)
Proceeds from the sale of foreclosed real estate	115	146
Net cash provided by (used in) investing activities	(33,888)	8,342
Cash flows from financing activities
Net increase in deposits	(4,408)	(2,119)
Proceeds from long-term debt	20,000	—
Repayments on long-term debt	(250)	(250)
Net change in short-term borrowings	12,250	(9,800)
Dividends paid	(812)	(783)
Net cash provided by (used in) financing activities	26,780	(12,952)
Net decrease in cash and cash equivalents	(4,897)	(3,228)
Cash and cash equivalents at beginning of period	14,986	10,955
Cash and cash equivalents at end of period	$10,089	$7,727
Supplemental information:
Interest paid	$2,168	$1,664
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	209	283
Initial recognition of operating lease right-of-use assets	—	1,642
Initial recognition of operating lease liabilities	—	1,858

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	$421	$3,785	$3,501	$46,491	$(2,114)	$37,657	$(5,484)	$84,257

Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	$421	$3,785	$3,513	$46,869	$(2,114)	$39,209	$(4,138)	$87,545

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Emclaire Financial Corp (the Corporation) is a Pennsylvania corporation and the holding company of The Farmers National Bank of Emlenton (the Bank). The Corporation provides a variety of financial services to individuals and businesses through its offices in western Pennsylvania and northern West Virginia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Bank and the Title Company. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2019, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies has and may continue to impact many of the Corporation’s customers. While the full effects of the pandemic remain unknown, the Corporation is committed to supporting its customers, employees and communities during this difficult time. The Corporation has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.  The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on securities, goodwill or other significant estimates.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of March 31, 2020, the Corporation had processed payment deferrals for 76 loans with an aggregate balance of $15.1 million. Through May 6, 2020, the number of deferrals increased to 391 with an aggregate balance of $78.7 million. The majority of these deferrals were generally 30 to 90 days in duration.

Additionally, the Bank is a lender for the Small Business Administration's (SBA) Paycheck Protection Program (PPP), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic, and may be a lender for programs created in the future. These programs are new and their effects on the Corporation’s business are uncertain. Through May 6, 2020, the Bank had closed 470 PPP loans amounting to $45.3 million under the allocation approved by Congress.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the Three Months Ended March 31,
	2020	2019
Net income	$1,190	$2,082
Less: Preferred stock dividends	—	—
Net income available to common stockholders	$1,190	$2,082
Average common shares outstanding	2,708,712	2,698,712
Add: Dilutive effects of restricted stock awards	14,898	13,706
Average shares and dilutive potential common shares	2,723,610	2,712,418
Basic earnings per common share	$0.44	$0.77
Diluted earnings per common share	$0.44	$0.77
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $9,000 and $19,000 at March 31, 2020 and December 31, 2019, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three months ended March 31, 2020 and 2019, the Corporation recognized a loss of $10,000 and a gain of $16,000, respectively, on equity securities held at March 31. During the three months ended March 31, 2020 and 2019, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of March 31, 2020 and December 31, 2019:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020:
U.S. government sponsored entities and agencies	$1,000	$27	$—	$1,027
U.S. agency mortgage-backed securities: residential	40,099	1,011	(53)	41,057
U.S. agency collateralized mortgage obligations: residential	31,385	541	(153)	31,773
State and political subdivisions	28,123	390	(146)	28,367
Corporate debt securities	12,433	130	(368)	12,195
Total securities available-for-sale	$113,040	$2,099	$(720)	$114,419

December 31, 2019:
U.S. government sponsored entities and agencies	$7,069	$14	$(6)	$7,077
U.S. agency mortgage-backed securities: residential	40,868	291	(84)	41,075
U.S. agency collateralized mortgage obligations: residential	33,001	71	(235)	32,837
State and political subdivisions	27,848	217	(269)	27,796
Corporate debt securities	11,459	93	(230)	11,322
Total securities available-for-sale	$120,245	$686	$(824)	$120,107

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,240	$1,203
Due after one year through five years	2,067	2,106
Due after five through ten years	14,994	14,900
Due after ten years	23,255	23,380
Mortgage-backed securities: residential	40,099	41,057
Collateralized mortgage obligations: residential	31,385	31,773
Total securities available-for-sale	$113,040	$114,419

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020:
U.S. agency mortgage-backed securities: residential	$—	$—	$10,791	$(53)	$10,791	$(53)
U.S. agency collateralized mortgage obligations: residential	6,268	(72)	3,248	(81)	9,516	(153)
State and political subdivisions	6,375	(146)	—	—	6,375	(146)
Corporate debt securities	6,590	(300)	432	(68)	7,022	(368)
Total	$19,233	$(518)	$14,471	$(202)	$33,704	$(720)

December 31, 2019:
U.S. government sponsored entities and agencies	$—	$—	$2,032	$(6)	$2,032	$(6)
U.S. agency mortgage-backed securities: residential	14,578	(76)	2,325	(8)	16,903	(84)
U.S. agency collateralized mortgage obligations: residential	12,319	(32)	11,621	(203)	23,940	(235)
State and political subdivisions	15,636	(269)	—	—	15,636	(269)
Corporate debt securities	4,031	(229)	499	(1)	4,530	(230)
Total	$46,564	$(606)	$16,477	$(218)	$63,041	$(824)

Gains and losses on sales of securities for the three months ended March 31, were as follows:

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Proceeds	$8,226	$3,975
Gains	82	6
Losses	(4)	(4)
Tax provision related to gains (losses)	16	—

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

There were 37 debt securities in an unrealized loss position as of March 31, 2020, four of which were in an unrealized loss position for more than 12 months. Of these 37 securities, 15 were corporate securities, eight were mortgage-backed securities, seven were collateralized mortgage obligations (issued by U.S. government sponsored entities) and seven were state and political subdivision securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of March 31, 2020 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$294,361	$293,170
Home equity loans and lines of credit	95,459	97,541
Commercial real estate	263,948	229,951
Total real estate loans	653,768	620,662
Other loans:
Commercial business	69,077	66,603
Consumer	19,105	14,639
Total other loans	88,182	81,242
Total loans, gross	741,950	701,904
Less allowance for loan losses	7,220	6,556
Total loans, net	$734,730	$695,348

Included in total loans above are net deferred costs of $3.1 million and $2.6 million at March 31, 2020 and December 31, 2019, respectively.

An allowance for loan losses (ALL) is maintained to absorb probable incurred losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of nonperforming loans.  While the Corporation has historically experienced strong trends in asset quality, as a result of the situation regarding the COVID-19 pandemic, management has recognized the need to incorporate factors into the allowance evaluation to help compensate for the effects of any credit deterioration due to the current economic situation.

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

At March 31, 2020, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended March 31, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(39)	(73)	—	(15)	(138)
Recoveries	—	—	3	—	7	10
Provision	31	54	606	45	56	792
Ending Balance	$2,329	$641	$3,434	$681	$135	$7,220

At March 31, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$2	$—	$19	$5	$—	$26
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,327	641	3,415	676	135	7,194
Total	$2,329	$641	$3,434	$681	$135	$7,220
Total loans:
Individually evaluated for impairment	$349	$4	$1,217	$88	$—	$1,658
Acquired loans collectively evaluated for impairment	57,891	10,177	38,619	7,026	1,607	115,320
Originated loans collectively evaluated for impairment	236,121	85,278	224,112	61,963	17,498	624,972
Total	$294,361	$95,459	$263,948	$69,077	$19,105	$741,950

At December 31, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$5
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,304	626	2,898	636	87	6,551
Total	$2,309	$626	$2,898	$636	$87	$6,556
Total loans:
Individually evaluated for impairment	$358	$4	$81	$40	$—	$483
Acquired loans collectively evaluated for impairment	60,523	10,901	41,993	7,930	1,982	123,329
Originated loans collectively evaluated for impairment	232,289	86,636	187,877	58,633	12,657	578,092
Total	$293,170	$97,541	$229,951	$66,603	$14,639	$701,904

Three months ended March 31, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(10)	(4)	(5)	(71)	(39)	(129)
Recoveries	40	1	15	—	24	80
Provision	28	5	(73)	206	14	180
Ending Balance	$2,256	$650	$3,043	$635	$55	$6,639

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2020:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2020			For the Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$71	$71	$2	$71	$1	$1
Home equity and lines of credit	4	4	—	4	—	—
Commercial real estate	150	150	19	75	—	—
Commercial business	45	45	5	23	1	1
Consumer	—	—	—	—	—	—
Total	$270	$270	$26	$173	$2	$2

	Impaired Loans with No Specific Allowance
	As of March 31, 2020		For the Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$390	$278	$282	$1	$1
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,067	1,067	574	13	13
Commercial business	43	43	41	1	—
Consumer	—	—	—	—	—
Total	$1,500	$1,388	$897	$15	$14

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2019:

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

At March 31, 2020 and December 31, 2019, the Corporation had $354,000 and $409,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $2,000 and $5,000 of specific allowance for these loans at March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020, the Corporation did not modify any loans as TDRs.  During the three months ended March 31, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $74,000. At March 31, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

Under the provisions of the CARES Act, as of March 31, 2020, the Corporation has granted modifications on 76 loans with an aggregate balance of $15.1 million, representing 2.0% of gross outstanding loan balances.  Through May 6, 2020, the number of modifications increased to 391 loans with an aggregate balance of $78.7 million, or 10.0% of gross loans outstanding.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three months ended March 31, 2020 and 2019, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2020:
Residential first mortgages	$293,491	$—	$—	$870	$—	$294,361
Home equity and lines of credit	94,928	—	—	531	—	95,459
Commercial real estate	—	251,246	5,159	7,543	—	263,948
Commercial business	—	67,130	203	1,744	—	69,077
Consumer	18,983	—	—	122	—	19,105
Total loans	$407,402	$318,376	$5,362	$10,810	$—	$741,950

December 31, 2019:
Residential first mortgages	$291,843	$—	$—	$1,327	$—	$293,170
Home equity and lines of credit	97,087	—	—	454	—	97,541
Commercial real estate	—	216,744	5,370	7,837	—	229,951
Commercial business	—	64,636	204	1,763	—	66,603
Consumer	14,557	—	—	82	—	14,639
Total loans	$403,487	$281,380	$5,574	$11,463	$—	$701,904

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2020:
Residential first mortgages	$290,062	$2,050	$1,379	$62	$808	$294,361
Home equity and lines of credit	93,725	731	472	180	351	95,459
Commercial real estate	260,032	1,620	1,019	235	1,042	263,948
Commercial business	68,571	172	68	3	263	69,077
Consumer	18,865	66	52	—	122	19,105
Total loans	$731,255	$4,639	$2,990	$480	$2,586	$741,950

December 31, 2019:
Residential first mortgages	$288,399	$2,405	$1,039	$372	$955	$293,170
Home equity and lines of credit	95,908	626	553	26	428	97,541
Commercial real estate	226,133	2,141	543	227	907	229,951
Commercial business	66,087	225	72	4	215	66,603
Consumer	14,458	84	15	—	82	14,639
Total loans	$690,985	$5,481	$2,222	$629	$2,587	$701,904

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2020:
Residential first mortgages	$239	$—	$71	$498	$808
Home equity and lines of credit	3	—	—	348	351
Commercial real estate	134	250	159	499	1,042
Commercial business	—	41	—	222	263
Consumer	—	—	—	122	122
Total loans	$376	$291	$230	$1,689	$2,586

December 31, 2019:
Residential first mortgages	$245	$—	$72	$638	$955
Home equity and lines of credit	4	—	—	424	428
Commercial real estate	28	309	31	539	907
Commercial business	—	—	175	40	215
Consumer	—	—	—	82	82
Total loans	$277	$309	$278	$1,723	$2,587

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2020 and December 31, 2019:

(Dollar amounts in thousands)	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,429	5,634	4,387
Total	$25,094	$4,429	$25,094	$4,387

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2019 or in the first three months of 2020.  Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim assessment as of March 31, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ended March 31, 2020 and 2019, respectively, the Corporation recorded intangible amortization expense totaling $42,000 and $46,000.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2020, 19,833 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

At March 31, 2020, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2020, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2020	44,450	$31.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2020	44,450	$31.11

For the three month periods ended March 31, 2020 and 2019, the Corporation recognized stock compensation expense of $112,000 and $90,000, respectively.  As of March 31, 2020, there was $839,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$1,027	$—	$1,027	$—
U.S. agency mortgage-backed securities: residential	41,057	—	41,057	—
U.S. agency collateralized mortgage obligations: residential	31,773	—	31,773	—
State and political subdivision	28,367	—	28,367	—
Corporate debt securities	12,195	—	8,173	4,022
Total available-for-sale securities	$114,419	$—	$110,397	$4,022

Equity securities	$9	$9	$—	$—

December 31, 2019:
Securities available-for-sale
U.S. government sponsored entities and agencies	$7,077	$—	$7,077	$—
U.S. agency mortgage-backed securities: residential	41,075	—	41,075	—
U.S. agency collateralized mortgage obligations: residential	32,837	—	32,837	—
State and political subdivisions	27,796	—	27,796	—
Corporate debt securities	11,322	—	7,300	4,022
Total available-for-sale securities	$120,107	$—	$116,085	$4,022

Equity securities	$19	$19	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month periods ended March 31, 2020 and 2019, the Corporation had no transfers between levels.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and three month periods ended March 31, 2020 and 2019:

(Dollar amounts in thousands)	Three Months Ended March 31,
	2020	2019
Balance at the beginning of the period	$4,022	$3,500
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$4,022	$3,500

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2020, the Corporation had one impaired commercial real estate loan carried at a fair value of $131,000, which consisted of the outstanding balance of $150,000 less a specific reserve of $19,000.  In addition, the Corporation had two impaired commercial business loans carried at a fair value of $40,000, which consisted of the outstanding balance of $45,000, less a specific reserve of $5,000.  As of  December 31, 2019, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. During the three month periods ended March 31, 2020 and 2019, there was additional provision for loan losses recorded for impaired loans of $24,000 and $63,000, respectively.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2020, the Corporation had no OREO measured at fair value.  As of December 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $88,000, which consisted of the outstanding balance of $91,000, less write-downs of $3,000.  This property was sold during the first quarter of 2020.  During the three month period ended March 31, 2020, there was no recorded expense associated with the write-down of OREO, compared to $21,000 for the same period in 2019.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2020:
Impaired commercial real estate loans	$131	$—	$—	$131
Impaired commercial business loans	40	—	—	40
Total	$171	$—	$—	$171

December 31, 2019:
Other real estate owned	$88	$—	$—	$88
Total	$88	$—	$—	$88

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
March 31, 2020:
Impaired commercial real estate loans	$131	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial business loans	40	Liquidation value of business assets	Adjustment for differences between comparable business assets	10-100% (18.5%)

December 31, 2019:
Other real estate owned	$88	Sales comparison approach	Adjustment for differences between comparable sales	10%

At March 31, 2020 and December 31, 2019  was an impaired residential mortgage loan totaling $70,000 and $67,000, respectively, and an impaired home equity loan totaling $4,000 and $4,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2020:
Financial Assets:
Cash and cash equivalents	$10,089	$10,089	$10,089	$—	$—
Interest earning time deposits	8,948	8,948	—	8,948	—
Securities - available-for-sale	114,419	114,419	—	110,397	4,022
Securities - equities	9	9	9	—	—
Loans, net	734,730	730,472	—	—	730,472
Federal bank stock	6,866	N/A	N/A	N/A	N/A
Accrued interest receivable	2,861	2,861	114	476	2,271
Total	$877,922	$866,798	$10,212	$119,821	$736,765
Financial Liabilities:
Deposits	782,716	788,806	570,399	218,407	—
Borrowed funds	60,550	52,678	—	52,678	—
Accrued interest payable	661	661	57	604	—
Total	$843,927	$842,145	$570,456	$271,689	$—

December 31, 2019:
Financial Assets:
Cash and cash equivalents	$14,986	$14,986	$14,986	$—	$—
Interest earning time deposits	9,698	9,698	—	9,698	—
Securities - available-for-sale	120,107	120,107	—	116,085	4,022
Securities - equities	19	19	19	—	—
Loans, net	695,348	697,990	—	—	697,990
Federal bank stock	5,790	N/A	N/A	N/A	N/A
Accrued interest receivable	2,600	2,600	78	419	2,103
Total	$848,548	$845,400	$15,083	$126,202	$704,115
Financial Liabilities:
Deposits	787,124	793,999	569,357	224,642	—
Borrowed funds	28,550	29,133	—	29,133	—
Accrued interest payable	616	616	51	565	—
Total	$816,290	$823,748	$569,408	$254,340	$—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50% and for 2018 was 1.875%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of March 31, 2020, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$81,321	12.99%	$80,418	13.74%
For capital adequacy purposes	50,073	8.00%	46,836	8.00%
To be well capitalized	62,592	10.00%	58,544	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$74,101	11.84%	$73,862	12.62%
For capital adequacy purposes	37,555	6.00%	35,127	6.00%
To be well capitalized	50,073	8.00%	46,836	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$74,101	11.84%	$73,862	12.62%
For capital adequacy purposes	28,166	4.50%	26,345	4.50%
To be well capitalized	40,685	6.50%	38,054	6.50%
Tier 1 capital to average assets:
Actual	$74,101	8.10%	$73,862	8.17%
For capital adequacy purposes	36,608	4.00%	36,146	4.00%
To be well capitalized	45,761	5.00%	45,182	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income before reclassification	1,259	—	1,259
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	—	(62)
Net current period other comprehensive income (loss)	1,197	—	1,197
Accumulated Other Comprehensive Income (Loss) at March 31, 2020	$1,089	$(5,227)	$(4,138)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended March 31, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(78)	Net gain on sale of available-for-sale securities
Tax effect	16	Provision for income taxes
Total reclassifications for the period	$(62)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	875	—	875
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)
Net current period other comprehensive income (loss)	873	—	873
Accumulated Other Comprehensive Income (Loss) at March 31, 2019	$(644)	$(4,840)	$(5,484)

(Dollar amounts in thousands)	Amount Reclassified
Details about Accumulated Other Comprehensive Loss Components	from Accumulated Other Comprehensive Income For the three months ended March 31, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(2)	Net gain on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$(2)	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three months ended March 31, 2020 and 2019.

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$53	$40
Overdraft fees	328	438
Other fees	70	77
Electronic banking fees (1)	332	324
Noninterest income (in-scope of Topic 606)	783	879
Noninterest income (out-of-scope of Topic 606) (2)	242	178
Total noninterest income	$1,025	$1,057

(1)	Included in other noninterest income on the consolidated statement of income.
(2)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of March 31, 2020, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.84 years as of March 31, 2020 compared to 13.45 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.49% as of March 31, 2020 compared to 3.47% as of March 31, 2019.

The total operating lease costs were $48,000 and $49,000, respectively, for the three months ended March 31, 2020 and 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.5 million and $1.7 million, respectively, as of March 31, 2020, and $1.6 million and $1.8 million, respectively, as of March 31, 2019.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2020:

(Dollar amounts in thousands)
Year ending December 31:
2020 (excluding three months)	$159
2021	217
2022	222
2023	222
2024	227
Thereafter	1,063
Total minimum lease payments	2,110
Discount effect of cash flows	(441)
Present value of lease liabilities	$1,669

12.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

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

Adoption of New Accounting Policies

In January 2017, FASB ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Corporation has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. In conjunction with most recent annual impairment assessment as of November 30, 2019, the Corporation adopted the simplified measurement of goodwill.  Although the Corporation cannot anticipate future goodwill impairment assessments, based on the most recent assessment, the adoption of this guidance had no impact on consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement".  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement will be removed.  Additional disclosures will be required relating to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The adoption of this ASU did not have a material impact on the Corporation's financial statements and disclosures.

In March 2020, in accordance with provisions in the CARES Act, the Corporation has elected not to apply the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency.  This relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and may include payment deferrals, fee waivers, extension of repayments or other delays in payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2020, compared to the same periods in 2019 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

COVID-19 UPDATE

The outbreak of the novel coronavirus (COVID-19) has adversely impacted certain industries in which the Corporation's clients operate and may have impaired their ability to fulfill their outstanding obligations. The Corporation's business is dependent upon the willingness and ability of our employees and clients to conduct banking and other financial transactions. The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which could further disrupt operations. If the global response to contain COVID-19 escalates or is unsuccessful, the Corporation could experience a more material adverse effect on it's financial condition, results of operations, cash flows and capital levels. The outbreak may result in a decrease in the Corporation's clients' businesses, a decrease in consumer confidence and a possible disruption in the services provided by vendors. Continued disruptions to the operations of the Corporation's clients could result in increased risk of delinquencies, defaults, foreclosures and losses on loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of the Corporation's growth strategy. The Corporation relies upon third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide these services, it could negatively impact the ability to serve our clients. Furthermore, the continued disruptions due to the outbreak could negatively impact the ability of employees and clients to engage in banking and other financial transactions in the geographic areas in which the Corporation operates and could create widespread business continuity issues. The Corporation also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a more substantial COVID-19 outbreak in local market areas. Although the Corporation has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will continue to be effective.

The Corporation has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•  The Annual Shareholder Meeting was held virtually.

•  Operational areas within the Bank have been segregated and employees directed to work from home or alternate locations, where possible, to mitigate possible spread of illness to an entire department.

•  Branch lobby hours have been temporarily suspended to the public for walk-in transactions.  Appointments can be made as necessary to complete paperwork or complex transactions.  Drive-thru services remain open where available, and the use of ATMs and on-line banking is encouraged.

•  Loan modifications, including extensions and deferrals, have been made available to customers who were not 30 days past due as of December 31, 2019.

•  Customers were assisted with applications for resources available through the PPP, administered by the SBA.  These government guaranteed, forgivable loans were created as part of the CARES Act.

The duration and full impact of this economic disruption is unknown at this time, and continued deterioration of the economic environment could adversely impact the Corporation's financial condition.  While the full impact of the COVID-19 pandemic cannot be predicted or measured, there will be a definite impact on net income.  It is anticipated that provision for loan loss expense will remain elevated in expectation of a deterioration in a portion of the loan portfolio.  As a result of the significant decline in interest rates, the Corporation has and will continue to experience a decline in net income and resulting net interest margin, however, there will be a benefit from the fees arising from the PPP loan program.  Also, it is expected that noninterest income will be reduced as customers may use fewer fee-based services due to COVID-19 mitigation efforts such as stay-at-home orders.  The Corporation will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

CHANGES IN FINANCIAL CONDITION

Total assets increased $28.9 million, or 3.2%, to $944.2 million at March 31, 2020 from $915.3 million at December 31, 2019. The increase in assets was driven primarily by a $39.4 million increase in net loans receivable, partially offset by decreases in securities and cash and cash equivalents of $5.7 million and $4.9 million, respectively. Total liabilities increased $27.3 million, or 3.3%, to $856.7 million at March 31, 2020 from $829.4 million at December 31, 2019 due to an increase in borrowed funds of $32.0 million, partially offset by a decrease in customer deposits of $4.4 million.

Stockholders’ equity increased $1.7 million, or 2.0%, to $87.5 million at March 31, 2020 from $85.9 million at December 31, 2019 primarily due to a $1.2 million increase in accumulated other comprehensive income and a $378,000 increase in retained earnings as a result of $1.2 million of net income available to common stockholders, partially offset by $812,000 of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 9.3% of total assets.  Book value per common share was $30.77 at March 31, 2020, compared to $30.14 at December 31, 2019.

At March 31, 2020, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.10%, 11.84%, 11.84% and 12.99%, respectively. The Bank was also considered “well-capitalized” at December 31, 2019 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.17%, 12.62%, 12.62% and 13.74%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2020 and 2019

General. Net income available to common stockholders decreased $892,000, or 42.8%, to $1.2 million for the three months ended March 31, 2020 from $2.1 million for the same period in 2019. This decrease resulted from decreases in net interest income and noninterest income of $530,000 and $32,000, respectively, and an increase of $612,000 in the provision for loan losses, partially offset by decreases in noninterest expense and the provision for income taxes of $69,000 and $213,000, respectively.

Net interest income. Tax equivalent net interest income decreased $535,000, or 7.4%, to $6.7 million for the three months ended March 31, 2020 from $7.3 million for the three months ended March 31, 2019. This increase was attributed to an increase in interest expense of $441,000 and a decrease in tax equivalent interest income of $94,000.

Interest income. Tax equivalent interest income decreased $94,000, or 1.0%, to $8.9 million for the three months ended March 31, 2020 from $9.0 million for the same period in 2019. This decrease was attributed to a $249,000 decrease in interest earned on loans, partially offset by increases in interest on securities and interest-earning deposits with banks and dividends on federal bank stocks of $128,000, $19,000 and $8,000, respectively.

Tax equivalent interest earned on loans receivable decreased $249,000, or 3.0%, to $8.0 million for the three months ended March 31, 2020 compared to $8.3 million for the same period in 2019. This decrease resulted from a 25 basis point decrease in the average yield on loans to 4.47% for the three months ended March 31, 2020, versus 4.72% for the same period in 2019.  The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in the immediate decrease in interest rates on adjustable rate loans linked to that index.  Accretion of purchase accounting adjustments on acquired loans accounted for approximately 1 basis point of the yield decrease.  This unfavorable yield variance accounted for a $390,000 decrease in interest income.  Partially offsetting this unfavorable variance, average loans increased $12.3 million, or 1.7%, accounting for a $141,000 increase in interest income.

Tax equivalent interest earned on securities increased $128,000, or 20.2%, to $761,000 for the three months ended March 31, 2020 compared to $633,000 for the same period in 2019. The average balance of securities increased $18.1 million, or 18.6%, accounting for a $119,000 increase in interest income.  Additionally, the average yield on securities increased by 1 basis point to 2.65% for the three months ended March 31, 2020 versus 2.64% for the same period in 2019. This favorable yield variance accounted for a $9,000 increase in interest income.

Interest earned on deposits with banks increased $19,000, or 40.4%, to $66,000 for the three months ended March 31, 2020 compared to $47,000 for the same period in 2019. This increase resulted from a $4.3 million, or 34.0%, increase in average cash balances, accounting for a $17,000 increase in interest income.  Additionally, the average yield on these balances increased 6 basis points to 1.58% for the three months ended March 31, 2020, versus 1.52% for the same period in 2019, accounting for a $2,000 increase in interest income.

Dividends on federal bank stocks increased $8,000, or 8.0%, to $108,000 for the three months ended March 31, 2020 from $100,000 for the same period in 2019. This increase was primarily due to a $395,000, or 6.6%, increase in the average balance of federal bank stocks, accounting for a $7,000 increase in interest income.  Additionally, an increase of 4 basis points in the average yield to 6.78% for the three months ended March 31, 2020, versus 6.74% for the same period in 2019, accounted for a $1,000 increase in interest income.

Interest expense. Interest expense increased $441,000, or 24.9%, to $2.2 million for the three months ended March 31, 2020 from $1.8 million for the same period in 2019. This increase in interest expense can be attributed to an increase in interest incurred on deposits of $469,000, partially offset by a decrease in interest incurred on borrowed funds of $28,000.

Interest expense incurred on deposits increased $469,000, or 31.9%, to $1.9 million for the three months ended March 31, 2020 compared to $1.5 million for the same period in 2019. The average cost of interest-bearing deposits increased 25 basis points to 1.23% for the three months ended March 31, 2020, versus 0.98% for the same period in 2019, accounting for a $406,000 increase in interest expense.  This temporary increase in cost was driven primarily due to money market and CD specials offered in 2019 and will gradually decline as the special rates expire or the accounts mature.  Additionally, the average balance of interest-bearing deposits increased $25.1 million, or 4.1%, to $632.9 million for the three months ended March 31, 2020, compared to $607.7 million for the same period in 2019 causing a $63,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $28,000, or 9.3%, to $273,000 for the three months ended March 31, 2020, compared to $301,000 for the same period in the prior year.  The decrease was primarily the result of a 39 basis point decrease in the average cost of borrowed funds to 2.33% for the three months ended March 31, 2020 compared to 2.72% for the same period in 2019 causing a $40,000 decrease in interest expense.  Partially offsetting this reduction, the average balance of borrowed funds increased $2.3 million, or 5.1%, to $47.1 million for the three months ended March 31, 2020, compared to $44.8 million for the same period in 2019 causing a $12,000 increase in interest expense.

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

(Dollar amounts in thousands)	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$701,694	$7,818	4.48%	$689,527	$8,072	4.75%
Loans, tax exempt	19,953	194	3.91%	19,852	189	3.87%
Total loans receivable	721,647	8,012	4.47%	709,379	8,261	4.72%
Securities, taxable	101,015	664	2.64%	75,454	492	2.64%
Securities, tax exempt	14,361	97	2.72%	21,791	141	2.62%
Total securities	115,376	761	2.65%	97,245	633	2.64%
Interest-earning deposits with banks	16,838	66	1.58%	12,564	47	1.52%
Federal bank stocks	6,410	108	6.78%	6,015	100	6.74%
Total interest-earning cash equivalents	23,248	174	3.01%	18,579	147	3.21%
Total interest-earning assets	860,271	8,947	4.18%	825,203	9,041	4.44%
Cash and due from banks	3,493			3,258
Other noninterest-earning assets	62,306			62,964
Total Assets	$926,070			$891,425
Interest-bearing liabilities:
Interest-bearing demand deposits	$417,514	$779	0.75%	$387,720	$528	0.55%
Time deposits	215,336	1,161	2.17%	220,006	943	1.74%
Total interest-bearing deposits	632,850	1,940	1.23%	607,726	1,471	0.98%
Borrowed funds, short-term	10,712	64	2.40%	12,587	96	3.08%
Borrowed funds, long-term	36,414	209	2.31%	32,250	205	2.58%
Total borrowed funds	47,126	273	2.33%	44,837	301	2.72%
Total interest-bearing liabilities	679,976	2,213	1.31%	652,563	1,772	1.10%
Noninterest-bearing demand deposits	144,532	—	—	144,496	—	—
Funding and cost of funds	824,508	2,213	1.08%	797,059	1,772	0.90%
Other noninterest-bearing liabilities	14,177			13,745
Total Liabilities	838,685			810,804
Stockholders' Equity	87,385			80,621
Total Liabilities and Stockholders' Equity	$926,070			$891,425
Net interest income		$6,734			$7,269

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.87%			3.34%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.15%			3.57%

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

(Dollar amounts in thousands)	Three Months Ended March 31,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$141	$(390)	$(249)
Securities	119	9	128
Interest-earning deposits with banks	17	2	19
Federal bank stocks	7	1	8
Total interest-earning assets	284	(378)	(94)

Interest expense:
Interest-bearing deposits	63	406	469
Borrowed funds, short-term	(13)	(19)	(32)
Borrowed funds, long-term	25	(21)	4
Total interest-bearing liabilities	75	366	441
Net interest income	$209	$(744)	$(535)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended March 31, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2020	2019
Balance at the beginning of the period	$6,556	$6,508
Provision for loan losses	792	180
Charge-offs	(138)	(129)
Recoveries	10	80
Balance at the end of the period	$7,220	$6,639

Nonperforming loans	$3,066	$3,687
Nonperforming assets	3,404	4,507
Nonperforming loans to total loans	0.41%	0.52%
Nonperforming assets to total assets	0.36%	0.51%
Allowance for loan losses to total loans	0.97%	0.94%
Allowance for loan losses to nonperforming loans	235.49%	180.07%

Nonperforming loans increased $159,000, or 5.5% to $3.1 million at March 31, 2020 from $2.9 million at December 31, 2019. This was primarily due to a general increase in loans 90+ days past due and still accruing,

As of March 31, 2020, the Corporation’s classified and criticized assets amounted to $16.2 million, or 1.7% of total assets, with $10.8 million classified as substandard and $5.4 million identified as special mention. This compares to classified and criticized assets of $17.0 million, or 1.9% of total assets, with $11.5 million classified as substandard and $5.6 million identified as special mention at December 31, 2019. This $865,000 decrease was primarily related to the upgrade of a $187,000 commercial relationship from substandard to pass, the upgrade of a $120,000 commercial relationship from special mention to pass, and the payoff of two commercial real estate loans totaling $179,000.

The provision for loan losses increased $612,000 to $792,000 for the three months ended March 31, 2020 from $180,000 for the same period in 2019. The increase in the provision for loan losses was primarily due to a $39.4 million increase in loan portfolio balances and the addition of a new specific pandemic qualitative factor to the allowance for loan losses calculation.  This new pandemic factor, set at 2 basis points, added approximately $125,000 to the provision expense for the period ended March 31, 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $32,000, or 3.0%, to $1.0 million for the three months ended March 31, 2020, compared to $1.1 million for the same period in 2019 due to a $104,000 decrease in fees and service charges, partially offset by a $74,000 increase in gains on the sale of securities.  The decrease in fees and service charges was primarily due to a decline in overdraft charges.

Noninterest expense.  Noninterest expense decreased $69,000, or 1.2%, to $5.5 million for the three months ended March 31, 2020 from $5.6 million for the same period in 2019.  The decrease was primarily attributable to decreases in premises and equipment expense and FDIC insurance expense of $92,000 and $33,000, respectively, partially offset by an increase in other noninterest expense of $65,000.

Provision for income taxes. The provision for income taxes decreased $213,000, or 46.7%, to $243,000 for the three months ended March 31, 2020 compared to $456,000 for the same period in the prior year as a result of the decrease in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the three months ended March 31, 2020, the Corporation used its sources of funds primarily to fund the production of new loans. As of March 31, 2020, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $130.4 million, and standby letters of credit totaling $444,000, net of collateral maintained by the Bank.

At March 31, 2020, time deposits amounted to $212.3 million, or 27.1% of the Corporation’s total consolidated deposits, including approximately $67.3 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2020, the Corporation had borrowed funds of $60.6 million consisting of $45.0 million of long-term FHLB advances, $12.3 million of overnight FHLB advances, a $1.3 million long-term advance with a correspondent bank and $2.1 million outstanding on a line of credit with a correspondent bank. At March 31, 2020, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $226.6 million.

Management is not aware of any conditions, including any regulatory recommendations or requirements, which would adversely impact its liquidity or its ability to meet funding needs in the ordinary course of business.

RECENT REGULATORY DEVELOPMENTS

The final rules implementing the Basel Committee on Banking Supervision’s (BCBS) capital guidelines for U.S. banks were approved by the FRB and FDIC. Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer comprised of common equity Tier 1 capital was also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets. The phase-in period for the final rules became effective on January 1, 2015 with full compliance with all of the final rules’ requirements phased in over a multi-year schedule which was fully phased-in on January 1, 2019.

At March 31, 2020, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2019, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim assessment as of March 31, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2020, the Corporation’s interest-earning assets maturing or repricing within one year totaled $313.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $150.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $162.7 million. At March 31, 2020, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 208.2%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 12, 2020	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 12, 2020	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer