Form 10-Q
period 2020-06-30
EMCLAIRE FINANCIAL CORP
filed 2020-08-11
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the Registrant’s common stock was 2,708,712 at August 11, 2020.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2020 and December 31, 2019
(Dollar amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$3,769	$3,750
Interest earning deposits with banks	22,065	11,236
Total cash and cash equivalents	25,834	14,986
Interest earning time deposits	6,462	9,698
Securities - available-for-sale	91,387	120,107
Securities - equity investments	14	19
Loans receivable, net of allowance for loan losses of $8,159 and $6,556	803,732	695,348
Federal bank stocks, at cost	6,181	5,790
Bank-owned life insurance	15,276	15,287
Accrued interest receivable	3,449	2,600
Premises and equipment, net	18,905	19,041
Goodwill	19,460	19,460
Core deposit intangible, net	1,163	1,247
Prepaid expenses and other assets	11,406	11,713
Total Assets	$1,003,269	$915,296
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$187,971	$148,842
Interest bearing	680,741	638,282
Total deposits	868,712	787,124
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	30,000	26,500
Accrued interest payable	574	616
Accrued expenses and other liabilities	13,389	13,148
Total Liabilities	914,725	829,438

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,810,729 shares issued; 2,708,712 shares outstanding	3,513	3,513
Additional paid-in capital	46,981	46,757
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	39,599	38,831
Accumulated other comprehensive loss	(3,641)	(5,335)
Total Stockholders' Equity	88,544	85,858
Total Liabilities and Stockholders' Equity	$1,003,269	$915,296

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2020 and 2019
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans receivable, including fees	$8,298	$8,113	$16,279	$16,344
Securities:
Taxable	558	530	1,222	1,022
Exempt from federal income tax	90	100	174	222
Federal bank stocks	86	112	193	212
Interest earning deposits with banks	50	99	117	146
Total interest and dividend income	9,082	8,954	17,985	17,946
Interest expense:
Deposits	1,901	1,636	3,841	3,107
Borrowed funds	259	236	532	537
Total interest expense	2,160	1,872	4,373	3,644
Net interest income	6,922	7,082	13,612	14,302
Provision for loan losses	1,100	270	1,892	450
Net interest income after provision for loan losses	5,822	6,812	11,720	13,852
Noninterest income:
Fees and service charges	288	536	739	1,091
Net realized gain (loss) on sales of securities	557	(1)	635	1
Net gain on sales of loans	—	38	—	52
Earnings on bank-owned life insurance	115	122	209	217
Other	418	436	820	827
Total noninterest income	1,378	1,131	2,403	2,188
Noninterest expense:
Compensation and employee benefits	2,841	2,787	5,754	5,704
Premises and equipment	801	840	1,596	1,726
Intangible asset amortization	41	45	83	90
Professional fees	185	165	405	386
Federal deposit insurance	81	131	184	267
Other	1,691	1,362	3,109	2,716
Total noninterest expense	5,640	5,330	11,131	10,889
Income before provision for income taxes	1,560	2,613	2,992	5,151
Provision for income taxes	266	473	508	929
Net income	1,294	2,140	2,484	4,222
Preferred stock dividends	91	91	91	91
Net income available to common stockholders	$1,203	$2,049	$2,393	$4,131
Basic earnings per common share	$0.44	$0.76	$0.88	$1.53
Diluted earnings per common share	0.44	0.75	0.88	1.52
Average common shares outstanding - basic	2,708,712	2,698,712	2,708,712	2,698,712
Average common shares outstanding - diluted	2,722,149	2,715,658	2,722,665	2,714,049

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2020 and 2019
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$1,294	$2,140	$2,484	$4,222
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	1,186	1,152	2,781	2,259
Reclassification adjustment for (gains) losses included in net income	(557)	1	(635)	(1)
Net period change	629	1,153	2,146	2,258
Tax effect	(132)	(242)	(452)	(474)
Net of tax	497	911	1,694	1,784
Comprehensive income	$1,791	$3,051	$4,178	$6,006

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2020 and 2019
(Dollar amounts in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$2,484	$4,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	707	669
Provision for loan losses	1,892	450
Amortization/accretion of premiums, discounts and deferred costs and fees, net	371	109
Amortization of operating lease right-of-use assets	68	65
Amortization of intangible assets and mortgage servicing rights	137	121
Realized gain on sales of debt securities, net	(635)	(1)
Change in fair value of equity securities, including realized gain	5	(10)
Net gain on sales of loans	—	(52)
Net loss on foreclosed real estate	—	32
Net gain on sale of premises and equipment	—	(11)
Loans originated for sale	—	(2,395)
Proceeds from the sale of loans originated for sale	—	2,313
Write-down of foreclosed real estate	32	35
Stock compensation expense	224	180
Increase in bank-owned life insurance, net	(209)	(217)
Proceeds from surrender of bank-owned life insurance	220	—
Decrease (increase) in accrued interest receivable	(849)	66
Increase in prepaid expenses and other assets	(196)	(9)
Increase (decrease) in accrued interest payable	(42)	148
Increase (decrease) in accrued expenses and other liabilities	241	(1,005)
Net cash provided by operating activities	4,450	4,710
Cash flows from investing activities
Loan originations and principal collections, net	(110,767)	16,035
Available-for-sale securities:
Sales	40,011	12,882
Maturities, repayments and calls	11,801	8,240
Purchases	(20,459)	(21,602)
Net change in federal bank stocks	(391)	587
Net change in interest earning time deposits	3,236	(3,220)
Proceeds from the sale of bank premises and equipment	—	251
Purchases of premises and equipment	(571)	(1,111)
Proceeds from the sale of foreclosed real estate	166	625
Net cash provided by (used in) investing activities	(76,974)	12,687
Cash flows from financing activities
Net increase in deposits	81,588	16,060
Proceeds from long-term debt	20,000	—
Repayments on long-term debt	(16,500)	(500)
Net change in short-term borrowings	—	(10,800)
Dividends paid	(1,716)	(1,656)
Net cash provided by financing activities	83,372	3,104
Net increase in cash and cash equivalents	10,848	20,501
Cash and cash equivalents at beginning of period	14,986	10,955
Cash and cash equivalents at end of period	$25,834	$31,456
Supplemental information:
Interest paid	$4,415	$3,496
Income taxes paid	100	585
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	267	324
Initial recognition of operating lease right-of-use assets	—	1,642
Initial recognition of operating lease liabilities	—	1,858

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	421	3,785	3,501	46,491	(2,114)	35,489	(5,484)	82,089
Net income	—	—	—	—	—	2,140	—	2,140
Other comprehensive income	—	—	—	—	—	—	911	911
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at June 30, 2019	$421	$3,785	$3,501	$46,581	$(2,114)	$36,756	$(4,573)	$84,357

Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	421	3,785	3,513	46,869	(2,114)	39,209	(4,138)	87,545
Net income	—	—	—	—	—	1,294	—	1,294
Other comprehensive income	—	—	—	—	—	—	497	497
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at June 30, 2020	$421	$3,785	$3,513	$46,981	$(2,114)	$39,599	$(3,641)	$88,544

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

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary closure of many businesses and shelter-in place policies have eased, restrictions and social distancing continue to impact many of the Corporation’s customers. While the full effects of the pandemic still remain unknown, the Corporation is committed to supporting its customers, employees and communities during this difficult time. The Corporation has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances.  The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on securities, goodwill or other significant estimates.  The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of June 30, 2020, the Corporation had processed payment deferrals for 430 loans with an aggregate balance of $106.6 million. Through August 5, 2020, the number of deferrals decreased to 428 with an aggregate balance of $111.6 million. The majority of these deferrals were generally 30 to 90 days in duration.  As a result of the continued uncertainty surrounding the COVID-19 pandemic, as of August 5, 2020, the Corporation has granted 41 requests with an aggregate balance of $44.9 million for a second deferral of up to 90 days in duration.

Additionally, the Bank is a lender for the Small Business Administration's (SBA) Paycheck Protection Program (PPP), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic, and may be a lender for programs created in the future. These programs are new and their effects on the Corporation’s business are uncertain. Through August 5, 2020, the Bank had closed 667 PPP loans amounting to $53.7 million under the allocation approved by Congress.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$1,294	$2,140	$2,484	$4,222
Less: Preferred stock dividends	91	91	91	91
Net income available to common stockholders	$1,203	$2,049	$2,393	$4,131
Average common shares outstanding	2,708,712	2,698,712	2,708,712	2,698,712
Add: Dilutive effects of restricted stock awards	13,437	16,946	13,953	15,337
Average shares and dilutive potential common shares	2,722,149	2,715,658	2,722,665	2,714,049
Basic earnings per common share	$0.44	$0.76	$0.88	$1.53
Diluted earnings per common share	$0.44	$0.75	$0.88	$1.52
Restricted stock awards not considered in computing earnings per share because they were antidulitive	—	—	—	—

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $14,000 and $19,000 at June 30, 2020 and December 31, 2019, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and six months ended June 30, 2020 the Corporation recognized a gain of $5,000 and a loss of $5,000, respectively, on equity securities held at June 30, 2020, compared to a gain of $0 and $10,000, respectively, for the same period in 2019. During the three and six months ended June 30, 2020 and 2019, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of June 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020:
U.S. government sponsored entities and agencies	$1,000	$22	$—	$1,022
U.S. agency mortgage-backed securities: residential	18,614	556	(25)	19,145
U.S. agency collateralized mortgage obligations: residential	20,278	372	(19)	20,631
State and political subdivisions	37,046	1,071	(55)	38,062
Corporate debt securities	12,441	343	(257)	12,527
Total securities available-for-sale	$89,379	$2,364	$(356)	$91,387

December 31, 2019:
U.S. government sponsored entities and agencies	$7,069	$14	$(6)	$7,077
U.S. agency mortgage-backed securities: residential	40,868	291	(84)	41,075
U.S. agency collateralized mortgage obligations: residential	33,001	71	(235)	32,837
State and political subdivisions	27,848	217	(269)	27,796
Corporate debt securities	11,459	93	(230)	11,322
Total securities available-for-sale	$120,245	$686	$(824)	$120,107

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$756	$766
Due after one year through five years	2,027	2,069
Due after five years through ten years	16,380	16,589
Due after ten years	31,324	32,187
Mortgage-backed securities: residential	18,614	19,145
Collateralized mortgage obligations: residential	20,278	20,631
Total securities available-for-sale	$89,379	$91,387

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020:
U.S. agency mortgage-backed securities: residential	$3,213	$(25)	$—	$—	$3,213	$(25)
U.S. agency collateralized mortgage obligations: residential	$4,244	(11)	1,166	(8)	5,410	(19)
State and political subdivisions	$2,699	(55)	—	—	2,699	(55)
Corporate debt securities	$4,020	(230)	473	(27)	4,493	(257)
Total	$14,176	$(321)	$1,639	$(35)	$15,815	$(356)

December 31, 2019:
U.S. government sponsored entities and agencies	$—	$—	$2,032	$(6)	$2,032	$(6)
U.S. agency mortgage-backed securities: residential	14,578	(76)	2,325	(8)	16,903	(84)
U.S. agency collateralized mortgage obligations: residential	12,319	(32)	11,621	(203)	23,940	(235)
State and political subdivisions	15,636	(269)	—	—	15,636	(269)
Corporate debt securities	4,031	(229)	499	(1)	4,530	(230)
Total	$46,564	$(606)	$16,477	$(218)	$63,041	$(824)

Gains and losses on sales of securities for the three and six months ended June 30, 2020 were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Proceeds	$31,785	$8,907	$40,011	$12,882
Gains	558	29	640	35
Losses	(1)	(30)	(5)	(34)
Tax provision related to gains (losses)	117	—	133	—

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

There were 19 debt securities in an unrealized loss position as of June 30, 2020, two of which were in an unrealized loss position for more than 12 months. Of these 19 securities, 10 were corporate securities, four were collateralized mortgage obligations (issued by U.S. government sponsored entities), three were mortgage-backed securities and two were state and political subdivision securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of June 30, 2020 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$306,986	$293,170
Home equity loans and lines of credit	93,652	97,541
Commercial real estate	264,909	229,951
Total real estate loans	665,547	620,662
Other loans:
Commercial business	117,399	66,603
Consumer	28,945	14,639
Total other loans	146,344	81,242
Total loans, gross	811,891	701,904
Less allowance for loan losses	8,159	6,556
Total loans, net	$803,732	$695,348

Included in total loans above are net deferred costs of $1.2 million and $2.6 million at June 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended June 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,329	$641	$3,434	$681	$135	$7,220
Charge-offs	—	—	—	(147)	(39)	(186)
Recoveries	—	11	2	1	11	25
Provision	253	2	465	268	112	1,100
Ending Balance	$2,582	$654	$3,901	$803	$219	$8,159

Six months ended June 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(39)	(73)	(147)	(54)	(324)
Recoveries	—	11	5	1	18	35
Provision	284	56	1,071	313	168	1,892
Ending Balance	$2,582	$654	$3,901	$803	$219	$8,159

At June 30, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$11	$—	$12
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,581	654	3,901	792	219	8,147
Total	$2,582	$654	$3,901	$803	$219	$8,159
Total loans:
Individually evaluated for impairment	$344	$4	$1,734	$213	$—	$2,295
Acquired loans collectively evaluated for impairment	53,050	9,239	36,630	6,099	1,325	106,343
Originated loans collectively evaluated for impairment	253,592	84,409	226,545	111,087	27,620	703,253
Total	$306,986	$93,652	$264,909	$117,399	$28,945	$811,891

At December 31, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$5
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,304	626	2,898	636	87	6,551
Total	$2,309	$626	$2,898	$636	$87	$6,556
Total loans:
Individually evaluated for impairment	$358	$4	$81	$40	$—	$483
Acquired loans collectively evaluated for impairment	60,523	10,901	41,993	7,930	1,982	123,329
Originated loans collectively evaluated for impairment	232,289	86,636	187,877	58,633	12,657	578,092
Total	$293,170	$97,541	$229,951	$66,603	$14,639	$701,904

Three months ended June 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,256	$650	$3,043	$635	$55	$6,639
Charge-offs	(194)	(30)	(23)	(63)	(36)	(346)
Recoveries	—	—	13	—	4	17
Provision	163	22	10	43	32	270
Ending Balance	$2,225	$642	$3,043	$615	$55	$6,580

Six months ended June 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(204)	(34)	(28)	(134)	(75)	(475)
Recoveries	40	1	28	—	28	97
Provision	191	27	(63)	249	46	450
Ending Balance	$2,225	$642	$3,043	$615	$55	$6,580

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2020:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2020			For the three months ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$71	$71	$1	$71	$1	$1
Home equity and lines of credit	4	4	—	4	—	—
Commercial real estate	—	—	—	75	—	—
Commercial business	72	72	11	58	—	—
Consumer	—	—	—	—	—	—
Total	$147	$147	$12	$208	$1	$1

	For the six months ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$71	$2	$2
Home equity and lines of credit	4	—	—
Commercial real estate	50	—	—
Commercial business	39	1	1
Consumer	—	—	—
Total	$164	$3	$3

	Impaired Loans with No Specific Allowance
	As of June 30, 2020		For the three months ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$384	$273	$276	$—	$—
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	1,734	1,734	1,400	40	24
Commercial business	141	141	92	4	2
Consumer	—	—	—	—	—
Total	$2,259	$2,148	$1,768	$44	$26

	For the six months ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$279	$1	$1
Home equity and lines of credit	—	—	—
Commercial real estate	960	54	37
Commercial business	75	4	2
Consumer	—	—	—
Total	$1,314	$59	$40

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2020 and December 31, 2019, the Corporation had $339,000 and $409,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $1,000 and $5,000 of specific allowance for these loans at June 30, 2020 and December 31, 2019, respectively.

During the three and six months ended June 30, 2020, the Corporation did not modify any loans as TDRs.  During the three and six months ended June 30, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $73,000. At June 30, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

Under the provisions of the CARES Act, as of June 30, 2020, the Corporation has granted modifications on 430 loans with an aggregate balance of $106.6 million, representing 13.1% of gross outstanding loan balances.  As of June 30, 2020, hotel loans comprise $40.0 million, or 31.9%, or the total deferrals.  Through August 5, 2020, the number of modifications totaled 428 loans with an aggregate balance of $111.6 million, or 13.6% of gross loans outstanding.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six months ended June 30, 2020 and 2019, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020:
Residential first mortgages	$305,446	$—	$—	$1,540	$—	$306,986
Home equity and lines of credit	93,206	—	—	446	—	93,652
Commercial real estate	—	247,661	5,198	12,050	—	264,909
Commercial business	—	114,577	217	2,605	—	117,399
Consumer	28,828	—	—	117	—	28,945
Total loans	$427,480	$362,238	$5,415	$16,758	$—	$811,891

December 31, 2019:
Residential first mortgages	$291,843	$—	$—	$1,327	$—	$293,170
Home equity and lines of credit	97,087	—	—	454	—	97,541
Commercial real estate	—	216,744	5,370	7,837	—	229,951
Commercial business	—	64,636	204	1,763	—	66,603
Consumer	14,557	—	—	82	—	14,639
Total loans	$403,487	$281,380	$5,574	$11,463	$—	$701,904

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. As of June 30, 2020, the Corporation had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers.  Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As such, the modifications made under the CARES Act are not included in the Corporation's past due or nonaccrual loans as of June 30, 2020.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2020:
Residential first mortgages	$303,425	$1,440	$581	$634	$906	$306,986
Home equity and lines of credit	92,781	425	—	107	339	93,652
Commercial real estate	258,366	3,908	134	792	1,709	264,909
Commercial business	116,728	67	126	240	238	117,399
Consumer	28,588	225	15	—	117	28,945
Total loans	$799,888	$6,065	$856	$1,773	$3,309	$811,891

December 31, 2019:
Residential first mortgages	$288,399	$2,405	$1,039	$372	$955	$293,170
Home equity and lines of credit	95,908	626	553	26	428	97,541
Commercial real estate	226,133	2,141	543	227	907	229,951
Commercial business	66,087	225	72	4	215	66,603
Consumer	14,458	84	15	—	82	14,639
Total loans	$690,985	$5,481	$2,222	$629	$2,587	$701,904

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2020:
Residential first mortgages	$233	$70	$—	$603	$906
Home equity and lines of credit	3	—	—	336	339
Commercial real estate	940	71	171	527	1,709
Commercial business	95	—	—	143	238
Consumer	—	—	—	117	117
Total loans	$1,271	$141	$171	$1,726	$3,309

December 31, 2019:
Residential first mortgages	$245	$—	$72	$638	$955
Home equity and lines of credit	4	—	—	424	428
Commercial real estate	28	309	31	539	907
Commercial business	—	—	175	40	215
Consumer	—	—	—	82	82
Total loans	$277	$309	$278	$1,723	$2,587

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,471	5,634	4,387
Total	$25,094	$4,471	$25,094	$4,387

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2019 or in the first six months of 2020.  Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim assessment as of June 30, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six month periods ended June 30, 2020, the Corporation recorded intangible amortization expense totaling $41,000 and $83,000, respectively, compared to $45,000 and $90,000, respectively, for the same periods in 2019.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2020, 19,833 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

At June 30, 2020, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2020, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2020	44,450	$31.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2020	44,450	$31.11

For the three and six month periods ended June 30, 2020, the Corporation recognized stock compensation expense of $112,000 and $224,000, respectively, compared to $90,000 and $180,000, respectively, for the same periods in 2019.  As of June 30, 2020, there was $727,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

7.	Fair Value

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sale transaction or exit price on the date indicated. The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$1,022	$—	$1,022	$—
U.S. agency mortgage-backed securities: residential	19,145	—	19,145	—
U.S. agency collateralized mortgage obligations: residential	20,631	—	20,631	—
State and political subdivision	38,062	—	38,062	—
Corporate debt securities	12,527	—	8,505	4,022
Total available-for-sale securities	$91,387	$—	$87,365	$4,022

Equity securities	$14	$14	$—	$—

December 31, 2019:
Securities available-for-sale
U.S. government sponsored entities and agencies	$7,077	$—	$7,077	$—
U.S. agency mortgage-backed securities: residential	41,075	—	41,075	—
U.S. agency collateralized mortgage obligations: residential	32,837	—	32,837	—
State and political subdivisions	27,796	—	27,796	—
Corporate debt securities	11,322	—	7,300	4,022
Total available-for-sale securities	$120,107	$—	$116,085	$4,022

Equity securities	$19	$19	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2020, the Corporation had no transfers between levels.  During the three and six month periods ended June 30, 2019, the Corporation reclassified one corporate security from Level 3 to Level 2.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended June 30, 2020 and 2019:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at the beginning of the period	$4,022	$3,500	$4,022	$3,500
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Transfers in and/or out of Level 3	—	(500)	—	(500)
Balance at the end of the period	$4,022	$3,000	$4,022	$3,000

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2020, the Corporation had one impaired commercial business loan carried at a fair value of $60,000, which consisted of the outstanding balance of $67,000 less a specific reserve of $7,000. As of December 31, 2019, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. During the three and six month periods ended June 30, 2020, there was additional provision for loans losses recorded for impaired loans of $7,000 and $31,000, respectively, compared to $63,000 for the three and six month periods ended June 30, 2019.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2020, OREO measured at fair value less costs to sell had a carrying amount of $9,000, which consisted of the outstanding balance of $18,000, less write-downs of $9,000.  As of December 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $88,000, which consisted of the outstanding balance of $91,000, less write-downs of $3,000.  This property was sold during the first quarter of 2020.  During the three and six month periods ended June 30, 2020, there was $32,000 of expense recorded associated with the write-down of OREO. During the three and six month periods ended June 30, 2019, there was expense recorded of $14,000 and $35,000, respectively, associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2020:
Impaired commercial business loans	$60	$—	$—	$60
Other real estate owned	9	—	—	9
Total	$69	$—	$—	$69

December 31, 2019:
Other real estate owned	$88	$—	$—	$88
Total	$88	$—	$—	$88

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
June 30, 2020:
Impaired commercial business loans	$60	Liquidation value of business assets	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2019:
Other real estate owned	$88	Sales comparison approach	Adjustment for differences between comparable sales	10%

At June 30, 2020 and December 31, 2019, there was an impaired residential mortgage loan totaling $70,000 and $67,000, respectively, and an impaired home equity loan totaling $4,000 and $4,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2020:
Financial Assets:
Cash and cash equivalents	$25,834	$25,834	$25,834	$—	$—
Interest earning time deposits	6,462	6,462	—	6,462	—
Securities - available-for-sale	91,387	91,387	—	87,365	4,022
Securities - equities	14	14	14	—	—
Loans, net	803,732	801,735	—	—	801,735
Federal bank stock	6,181	N/A	N/A	N/A	N/A
Accrued interest receivable	3,449	3,449	57	361	3,031
Total	$937,058	$928,881	$25,905	$94,188	$808,788
Financial Liabilities:
Deposits	868,712	874,599	670,755	203,844	—
Borrowed funds	32,050	33,268	—	33,268	—
Accrued interest payable	574	574	50	524	—
Total	$901,336	$908,441	$670,805	$237,636	$—

December 31, 2019:
Financial Assets:
Cash and cash equivalents	$14,986	$14,986	$14,986	$—	$—
Interest earning time deposits	9,698	9,698	—	9,698	—
Securities - available-for-sale	120,107	120,107	—	116,085	4,022
Securities - equities	19	19	19	—	—
Loans, net	695,348	697,990	—	—	697,990
Federal bank stock	5,790	N/A	N/A	N/A	N/A
Accrued interest receivable	2,600	2,600	78	419	2,103
Total	$848,548	$845,400	$15,083	$126,202	$704,115
Financial Liabilities:
Deposits	787,124	793,999	569,357	224,642	—
Borrowed funds	28,550	29,133	—	29,133	—
Accrued interest payable	616	616	51	565	—
Total	$816,290	$823,748	$569,408	$254,340	$—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50% and for 2018 was 1.875%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of June 30, 2020, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$81,312	12.77%	$80,418	13.74%
For capital adequacy purposes	50,924	8.00%	46,836	8.00%
To be well capitalized	63,655	10.00%	58,544	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$73,353	11.52%	$73,862	12.62%
For capital adequacy purposes	38,193	6.00%	35,127	6.00%
To be well capitalized	50,924	8.00%	46,836	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$73,353	11.52%	$73,862	12.62%
For capital adequacy purposes	28,645	4.50%	26,345	4.50%
To be well capitalized	41,376	6.50%	38,054	6.50%
Tier 1 capital to average assets:
Actual	$73,353	7.47%	$73,862	8.17%
For capital adequacy purposes	39,292	4.00%	36,146	4.00%
To be well capitalized	49,116	5.00%	45,182	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended June 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2020	$1,089	$(5,227)	$(4,138)
Other comprehensive income before reclassification	937	—	937
Amounts reclassified from accumulated other comprehensive income (loss)	(440)	—	(440)
Net current period other comprehensive income (loss)	497	—	497
Accumulated Other Comprehensive Income (Loss) at June 30, 2020	$1,586	$(5,227)	$(3,641)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(557)	Net gain on sale of available-for-sale securities
Tax effect	117	Provision for income taxes
Total reclassifications for the period	$(440)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2019	$(644)	$(4,840)	$(5,484)
Other comprehensive income before reclassification	910	—	910
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Net current period other comprehensive income (loss)	911	—	911
Accumulated Other Comprehensive Income (Loss) at June 30, 2019	$267	$(4,840)	$(4,573)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$1	Net loss on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$1	Net of tax

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income before reclassification	2,196	—	2,196
Amounts reclassified from accumulated other comprehensive income (loss)	(502)	—	(502)
Net current period other comprehensive income (loss)	1,694	—	1,694
Accumulated Other Comprehensive Income (Loss) at June 30, 2020	$1,586	$(5,227)	$(3,641)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the six months ended June 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(635)	Net gain on sale of available-for-sale securities
Tax effect	133	Provision for income taxes
Total reclassifications for the period	$(502)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	1,785	—	1,785
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)
Net current period other comprehensive income (loss)	1,784	—	1,784
Accumulated Other Comprehensive Income (Loss) at June 30, 2019	$267	$(4,840)	$(4,573)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the six months ended June 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(1)	Net gain on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$(1)	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and six months ended June 30, 2020 and 2019.

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$48	$42	$100	$82
Overdraft fees	180	412	508	850
Other fees	60	82	130	159
Electronic banking fees (1)	371	371	704	695
Noninterest income (in-scope of Topic 606)	659	907	1,442	1,786
Noninterest income (out-of-scope of Topic 606) (2)	719	224	961	402
Total noninterest income	$1,378	$1,131	$2,403	$2,188

(1)	Included in other noninterest income on the consolidated statement of income.
(2)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of June 30, 2020, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.70 years as of June 30, 2020 compared to 13.40 years as of June 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.50% as of June 30, 2020 compared to 3.48% as of June 30, 2019.

The total operating lease costs were $48,000 and $96,000, respectively, for the three and six months ended June 30, 2020 and $48,000 and $97,000, respectively, for the three and six months ended June 30, 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.4 million and $1.6 million, respectively, as of June 30, 2020, and $1.6 million and $1.8 million, respectively, as of June 30, 2019.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2020:

(Dollar amounts in thousands)
Year ending December 31:
2020 (excluding six months)	$106
2021	217
2022	222
2023	222
2024	227
Thereafter	1,063
Total minimum lease payments	2,057
Discount effect of cash flows	(427)
Present value of lease liabilities	$1,630

12.	Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting".  The ASU is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR, or other reference rates that may be discontinued, and provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria.  The ASU also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020.  ASU 2020-04 is effective March 12, 2020 through December 31, 2022.  The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020.  The Corporation does not expect ASU 2020-04 to have a material impact on its financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement".  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement will be removed.  Additional disclosures will be required relating to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The adoption of this ASU did not have a material impact on the Corporation's financial statements and disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and six months ended June 30, 2020, compared to the same periods in 2019 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

FORWARD LOOKING STATEMENTS

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

USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principals (GAAP), management uses certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis.  Management believes these non-GAAP financial measures provide information that is useful to investors in understanding the underlying operational performance and business and performance trends as they facilitate comparison with the performance of others in the financial services industry.  Although management believes that these non-GAAP financial measures enhance investors' understanding of the Corporation's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 30 and 34 for the three and six months ended June 30, 2020 and 2019, respectively.

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

•  Limited branch lobby hours have been reinstated to the public for walk-in transactions.  Appointments can be made as necessary to complete paperwork or complex transactions.  Drive-thru services remain open where available, and the use of ATMs and on-line banking is still encouraged.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $88.0 million, or 9.6%, to $1.0 billion at June 30, 2020 from $915.3 million at December 31, 2019. The increase in assets was driven primarily by a $108.4 million increase in net loans receivable, partially offset by a decrease in securities of $28.7 million. Loan balances at June 30, 2020 included $51.9 million of PPP loans which were funded during the second quarter of 2020. Total liabilities increased $85.3 million, or 10.3%, to $914.7 million at June 30, 2020 from $829.4 million at December 31, 2019 due to an increases in customer deposits and borrowed funds of $81.6 million and $3.5 million, respectively. The increase in customer deposits was primarily associated with the retention of PPP loan proceeds, consumer economic stimulus payments and a decrease in overall consumer spending resulting from the COVID-19 pandemic.

Stockholders’ equity increased $2.7 million, or 3.1%, to $88.5 million at June 30, 2020 from $85.9 million at December 31, 2019 primarily due to a $1.7 million increase in accumulated other comprehensive income and a $768,000 increase in retained earnings as a result of $2.4 million of net income available to common stockholders, partially offset by $1.7 million of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.8% of total assets.  Book value per common share was $31.14 at June 30, 2020, compared to $30.14 at December 31, 2019.

At June 30, 2020, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.47%, 11.52%, 11.52% and 12.77%, respectively. The Bank was also considered “well-capitalized” at December 31, 2019 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.17%, 12.62%, 12.62% and 13.74%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2020 and 2019

General. Net income available to common stockholders decreased $846,000, or 41.3%, to $1.2 million for the three months ended June 30, 2020 from $2.0 million for the same period in 2019. This decrease resulted from a decrease in net interest income of $160,000 and increases in the provision for loan losses and noninterest expense of $830,000 and $310,000, respectively, partially offset by an increase in noninterest income of $247,000 and a decrease in the provision for income taxes of $207,000.

Net interest income. Tax equivalent net interest income decreased $166,000, or 2.3%, to $7.0 million for the three months ended June 30, 2020 from $7.1 million for the three months ended June 30, 2019. This decrease was attributed to an increase in interest expense of $288,000 partially offset by an increase in tax equivalent interest income of $122,000.

Interest income. Tax equivalent interest income increased $122,000, or 1.4%, to $9.1 million for the three months ended June 30, 2020 from $9.0 million for the same period in 2019. This increase was attributed to increases in interest earned on loans and securities of $181,000 and $16,000, respectively, partially offset by decreases in interest on interest-earning deposits with banks and dividends on federal bank stocks of $49,000 and $26,000, respectively.

Tax equivalent interest earned on loans receivable increased $181,000, or 2.2%, to $8.3 million for the three months ended June 30, 2020 compared to $8.1 million for the same period in 2019. The increase resulted from an $81.5 million increase in average loans primarily due to record loan production during the first quarter and the addition of $51.9 million of PPP loans in the second quarter of 2020. This increase in average loan volumes accounted for a $900,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on loans decreased by 38 basis to 4.28% for the three months ended June 30, 2020, versus 4.66% for the same period in 2019.  This unfavorable yield variance accounted for a $719,000 decrease in interest income.  Interest income recognized on the PPP loans was $265,000 for the three months ended June 30, 2020, resulting in a yield of 2.96%, which includes the accretion of origination fees paid by the SBA.  While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans by approximately 6 basis points.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 3 basis points.

Tax equivalent interest earned on securities increased $16,000, or 2.5%, to $662,000 for the three months ended June 30, 2020 compared to $646,000 for the same period in 2019. The average balance of securities increased $5.2 million, or 5.3%, accounting for a $33,000 increase in interest income.  Partially offsetting the favorable variance in the average balance, the average yield on securities decreased by 6 basis points to 2.57% for the three months ended June 30, 2020 versus 2.63% for the same period in 2019. This unfavorable yield variance accounted for a $17,000 decrease in interest income.

Interest earned on deposits with banks decreased $49,000, or 49.5%, to $50,000 for the three months ended June 30, 2020 compared to $99,000 for the same period in 2019.  This decrease was due to a 103 basis point decrease in the average yield on these balances to 0.61% for the three months ended June 30, 2020, versus 1.64% for the same period in 2019, accounting for a $76,000 decrease in interest income.  Partially offsetting this unfavorable variance,  average cash balances increased by $8.5 million, or 35.3%, accounting for a $27,000 increase in interest income.

Dividends on federal bank stocks decreased $26,000, or 23.2%, to $86,000 for the three months ended June 30, 2020 from $112,000 for the same period in 2019. This decrease was primarily due to a 235 basis point decrease in the average yield to 5.44% for the three months ended June 30, 2020, versus 7.79% for the same period in 2019, accounting for a $37,000 decrease in interest income.  Partially offsetting this unfavorable variance, the average balance of federal bank stocks increased $592,000, or 10.3%, accounting for an $11,000 increase in interest income.

Interest expense. Interest expense increased $288,000, or 15.4%, to $2.2 million for the three months ended June 30, 2020 from $1.9 million for the same period in 2019. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $265,000 and $23,000, respectively.

Interest expense incurred on deposits increased $265,000, or 16.2%, to $1.9 million for the three months ended June 30, 2020 compared to $1.6 million for the same period in 2019. The average cost of interest-bearing deposits increased 8 basis points to 1.15% for the three months ended June 30, 2020, versus 1.07% for the same period in 2019, accounting for a $134,000 increase in interest expense.  This increase in cost was driven primarily due to money market and CD specials offered in 2019 and will gradually decline as the special rates expire or the accounts mature.  Additionally, the average balance of interest-bearing deposits increased $47.6 million, or 7.7%, to $662.1 million for the three months ended June 30, 2020, compared to $614.6 million for the same period in 2019 causing a $131,000 increase in interest expense.

Interest expense incurred on borrowed funds increased $23,000, or 9.7%, to $259,000 for the three months ended June 30, 2020, compared to $236,000 for the same period in the prior year.  The increase was primarily the result of a $14.3 million, or 41.6%, increase in the average balance of borrowed funds to $48.6 million for the three months ended June 30, 2020 compared to $34.3 million for the same period in 2019 causing an $81,000 increase in interest expense.  Partially offsetting this increase, the average cost of borrowed funds decreased 62 basis points to 2.14% for the three months ended June 30, 2020, compared to 2.76% for the same period in 2019 causing a $58,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

Dollar amounts in thousands)	2020	2019
Interest income per Consolidated Statements of Income	$9,082	$8,954
Adjustment to fully taxable equivalent basis	44	50
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	9,126	9,004
Interest expense	2,160	1,872
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$6,966	$7,132

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

(Dollar amounts in thousands)	Three months ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$763,455	$8,140	4.29%	$680,410	$7,937	4.68%
Loans, tax exempt	19,725	188	3.84%	21,278	210	3.95%
Total loans receivable	783,180	8,328	4.28%	701,688	8,147	4.66%
Securities, taxable	87,951	558	2.55%	81,224	530	2.62%
Securities, tax exempt	15,607	104	2.68%	17,131	116	2.71%
Total securities	103,558	662	2.57%	98,355	646	2.63%
Interest-earning deposits with banks	32,721	50	0.61%	24,184	99	1.64%
Federal bank stocks	6,357	86	5.44%	5,765	112	7.79%
Total interest-earning cash equivalents	39,078	136	1.40%	29,949	211	2.83%
Total interest-earning assets	925,816	9,126	3.96%	829,992	9,004	4.35%
Cash and due from banks	3,469			3,232
Other noninterest-earning assets	61,917			62,927
Total Assets	$991,202			$896,151
Interest-bearing liabilities:
Interest-bearing demand deposits	$454,992	$779	0.69%	$393,513	$586	0.60%
Time deposits	207,125	1,122	2.18%	221,053	1,050	1.91%
Total interest-bearing deposits	662,117	1,901	1.15%	614,566	1,636	1.07%
Borrowed funds, short-term	2,778	23	3.27%	2,322	32	5.47%
Borrowed funds, long-term	45,822	236	2.07%	32,000	204	2.56%
Total borrowed funds	48,600	259	2.14%	34,322	236	2.76%
Total interest-bearing liabilities	710,717	2,160	1.22%	648,888	1,872	1.16%
Noninterest-bearing demand deposits	178,386	—	—	150,807	—	—
Funding and cost of funds	889,103	2,160	0.98%	799,695	1,872	0.94%
Other noninterest-bearing liabilities	14,204			13,597
Total Liabilities	903,307			813,292
Stockholders' Equity	87,895			82,859
Total Liabilities and Stockholders' Equity	$991,202			$896,151
Net interest income		$6,966			$7,132

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.74%			3.19%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.03%			3.45%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$900	$(719)	$181
Securities	33	(17)	16
Interest-earning deposits with banks	27	(76)	(49)
Federal bank stocks	11	(37)	(26)
Total interest-earning assets	971	(849)	122

Interest expense:
Interest-bearing deposits	131	134	265
Borrowed funds, short-term	5	(14)	(9)
Borrowed funds, long-term	76	(44)	32
Total interest-bearing liabilities	212	76	288
Net interest income	$759	$(925)	$(166)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended June 30, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2020	2019
Balance at the beginning of the period	$7,220	$6,639
Provision for loan losses	1,100	270
Charge-offs	(186)	(346)
Recoveries	25	17
Balance at the end of the period	$8,159	$6,580

Nonperforming loans	$5,082	$5,998
Nonperforming assets	5,400	6,331
Nonperforming loans to total loans	0.63%	0.86%
Nonperforming assets to total assets	0.54%	0.70%
Allowance for loan losses to total loans	1.00%	0.94%
Allowance for loan losses to nonperforming loans	160.55%	109.70%

Nonperforming loans increased $2.0 million, or 65.8% to $5.1 million at June 30, 2020 from $3.1 million at March 31, 2020. This was primarily due to a $1.3 million increase in loans 90+ days past due and still accruing and the addition of two commercial relationships totaling $752,000 being placed on non-accrual status during the three months ended June 30, 2020.

As of June 30, 2020, the Corporation’s classified and criticized assets amounted to $22.2 million, or 2.2% of total assets, with $16.8 million classified as substandard and $5.4 million identified as special mention. This compares to classified and criticized assets of $16.2 million, or 1.7% of total assets, with $10.8 million classified as substandard and $5.4 million identified as special mention at March 31, 2020. This $6.0 million increase was primarily related to the downgrade of five commercial relationships from pass to substandard after the receipt of updated financial information. This increase is not indicative of the entire loan portfolio performance and did not result directly from COVID-19 related issues.

The provision for loan losses increased $830,000 to $1.1 million for the three months ended June 30, 2020 from $270,000 for the same period in 2019. The increase in the provision for loan losses was due to growth in the residential and consumer loan portfolios, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor. This pandemic factor, which was initially set at 2 basis points for the first quarter of 2020, was increased to 5.5 basis points and added approximately $231,000 to the provision expense for the quarter ended June 30, 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income increased $247,000, or 21.8%, to $1.4 million for the three months ended June 30, 2020, compared to $1.1 million for the same period in 2019 due to a $558,000 increase in gains on the sale of securities, partially offset by a $248,000 decrease in fees and service charges. During the quarter ended June 30, 2020, the Corporation sold $31.2 million of primarily low yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $557,000.  The sale proceeds were utilized to fund loans, purchase higher yielding municipal securities and repay borrowed funds.  The decrease in fees and service charges was primarily due to a decline in overdraft charges as the COVID-19 pandemic resulted in widespread government mandated stay-at-home orders and business shut downs which dramatically impacted consumer spending.

Noninterest expense.  Noninterest expense increased $310,000, or 5.8%, to $5.6 million for the three months ended June 30, 2020 from $5.3 million for the same period in 2019.  The increase was primarily attributable to increases in other noninterest expense, compensation and benefits expense and professional fees of $329,000, $54,000 and $20,000, respectively, partially offset by decreases in FDIC insurance expense and premises and equipment expense of $50,000 and $39,000, respectively.  The increase in other noninterest expense primarily related to prepayment penalties of $238,000 incurred as a result of the early repayment of $15.0 million of FHLB term advances.

Provision for income taxes. The provision for income taxes decreased $207,000, or 43.8%, to $266,000 for the three months ended June 30, 2020 compared to $473,000 for the same period in the prior year as a result of the decrease in net income before provision for income taxes.

Comparison of Results for the Six Months Ended June 30, 2020 and 2019

General. Net income available to common stockholders decreased $1.7 million, or 42.1%, to $2.4 million for the six months ended June 30, 2020 from $4.1 million for the same period in 2019. This decrease resulted from a decrease in net interest income of $690,000 and increases in the provision for loan losses and noninterest expense of $1.4 million and $242,000, respectively, partially offset by an increase in noninterest income of $215,000 and a decrease in the provision for income taxes of $421,000.

Net interest income. Tax equivalent net interest income decreased $700,000, or 4.9%, to $13.7 million for the six months ended June 30, 2020 from $14.4 million for the six months ended June 30, 2019. This decrease was attributed to an increase in interest expense of $729,000, partially offset by an increase in tax equivalent interest income of $29,000.

Interest income. Tax equivalent interest income increased $29,000 to $18.1 million for the six months ended June 30, 2020 from $18.0 million for the same period in 2019. This increase was attributed to a $144,000 increase in interest earned on securities, partially offset by decreases in interest on loans and interest-earning deposits with banks and dividends on federal bank stocks of $67,000, $29,000 and $19,000, respectively.

Tax equivalent interest earned on loans receivable decreased $67,000 to $16.3 million for the six months ended June 30, 2020 compared to $16.4 million for the same period in 2019. This decrease resulted from a 32 basis point decrease in the average yield on loans to 4.37% for the six months ended June 30, 2020, versus 4.69% for the same period in 2019.  The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in the immediate decrease in interest rates on adjustable rate loans linked to that index.  This unfavorable yield variance accounted for a $1.1 million decrease in interest income.  Partially offsetting this unfavorable variance, average loans increased $46.9 million, or 6.7%, accounting for a $1.1 million increase in interest income.  Interest income recognized on the PPP loans was $265,000 for the six months ended June 30, 2020, resulting in a yield of 2.96%, which includes the accretion of origination fees paid by the SBA. While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans by approximately 4 basis points.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 4 basis points.

Tax equivalent interest earned on securities increased $144,000, or 11.3%, to $1.4 million for the six months ended June 30, 2020 compared to $1.3 million for the same period in 2019. The average balance of securities increased $11.7 million, or 11.9%, accounting for a $151,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on securities decreased by 2 basis points to 2.62% for the six months ended June 30, 2020 versus 2.64% for the same period in 2019 causing a $7,000 decrease in interest income.

Interest earned on deposits with banks decreased $29,000, or 19.9%, to $117,000 for the six months ended June 30, 2020 compared to $146,000 for the same period in 2019. This decrease resulted from a 65 basis point decrease in the average yield on these balances to 0.95% for the six months ended June 30, 2020, versus 1.60% for the same period in 2019, accounting for a $71,000 decrease in interest income.  Partially offsetting this unfavorable variance, average cash balances increased the $6.4 million, or 35.0%, accounting for a $42,000 increase in interest income.

Dividends on federal bank stocks decreased $19,000, or 9.0%, to $193,000 for the six months ended June 30, 2020 from $212,000 for the same period in 2019. This decrease was primarily due to a decrease of 119 basis points in the average yield to 6.08% for the six months ended June 30, 2020, versus 7.27% for the same period in 2019, accounting for a $36,000 decrease in interest income. Partially offsetting this unfavorable variance, the average balance of federal bank stocks increased $497,000, or 8.4%, accounting for a $17,000 increase in interest income.

Interest expense. Interest expense increased $729,000, or 20.0%, to $4.4 million for the six months ended June 30, 2020 from $3.6 million for the same period in 2019. This increase in interest expense can be attributed to an increase in interest incurred on deposits of $734,000, partially offset by a decrease in interest incurred on borrowed funds of $5,000.

Interest expense incurred on deposits increased $734,000, or 23.6%, to $3.8 million for the six months ended June 30, 2020 compared to $3.1 million for the same period in 2019. The average cost of interest-bearing deposits increased 16 basis points to 1.19% for the six months ended June 30, 2020, versus 1.03% for the same period in 2019, accounting for a $541,000 increase in interest expense.  This increase in cost was driven primarily due to money market and CD specials offered in 2019 and will gradually decline as the special rates expire or the accounts mature.  Additionally, the average balance of interest-bearing deposits increased $36.3 million, or 5.9%, to $647.5 million for the six months ended June 30, 2020, compared to $611.2 million for the same period in 2019 causing a $193,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $5,000 to $532,000 for the six months ended June 30, 2020, compared to $537,000 for the same period in the prior year.  The decrease was primarily the result of a 50 basis point decrease in the average cost of borrowed funds to 2.24% for the six months ended June 30, 2020 compared to 2.74% for the same period in 2019 causing a $98,000 decrease in interest expense.  Partially offsetting this reduction, the average balance of borrowed funds increased $8.4 million, or 21.2%, to $47.8 million for the six months ended June 30, 2020, compared to $39.4 million for the same period in 2019 causing a $93,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

Dollar amounts in thousands)	2020	2019
Interest income per Consolidated Statements of Income	$17,985	$17,946
Adjustment to fully taxable equivalent basis	88	98
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	18,073	18,044
Interest expense	4,373	3,644
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$13,700	$14,400

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

(Dollar amounts in thousands)	Six months ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$732,582	$15,958	4.38%	$684,915	$16,008	4.71%
Loans, tax exempt	19,839	382	3.87%	20,570	399	3.91%
Total loans receivable	752,421	16,340	4.37%	705,485	16,407	4.69%
Securities, taxable	94,475	1,222	2.60%	78,344	1,022	2.63%
Securities, tax exempt	14,979	201	2.70%	19,459	257	2.66%
Total securities	109,454	1,423	2.62%	97,803	1,279	2.64%
Interest-earning deposits with banks	24,841	117	0.95%	18,396	146	1.60%
Federal bank stocks	6,381	193	6.08%	5,884	212	7.27%
Total interest-earning cash equivalents	31,222	310	2.00%	24,280	358	2.97%
Total interest-earning assets	893,097	18,073	4.07%	827,568	18,044	4.40%
Cash and due from banks	3,480			3,246
Other noninterest-earning assets	62,071			62,926
Total Assets	$958,648			$893,740
Interest-bearing liabilities:
Interest-bearing demand deposits	$436,282	$1,558	0.72%	$390,664	$1,115	0.58%
Time deposits	211,247	2,283	2.17%	220,544	1,992	1.82%
Total interest-bearing deposits	647,529	3,841	1.19%	611,208	3,107	1.03%
Borrowed funds, short-term	6,684	87	2.60%	7,307	127	3.51%
Borrowed funds, long-term	41,121	445	2.18%	32,124	410	2.57%
Total borrowed funds	47,805	532	2.24%	39,431	537	2.74%
Total interest-bearing liabilities	695,334	4,373	1.26%	650,639	3,644	1.13%
Noninterest-bearing demand deposits	161,527	—	—	147,705	—	—
Funding and cost of funds	856,861	4,373	1.03%	798,344	3,644	0.92%
Other noninterest-bearing liabilities	14,150			13,655
Total Liabilities	871,011			811,999
Stockholders' Equity	87,637			81,741
Total Liabilities and Stockholders' Equity	$958,648			$893,740
Net interest income		$13,700			$14,400

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.80%			3.27%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.08%			3.51%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,055	$(1,122)	$(67)
Securities	151	(7)	144
Interest-earning deposits with banks	42	(71)	(29)
Federal bank stocks	17	(36)	(19)
Total interest-earning assets	1,265	(1,236)	29

Interest expense:
Interest-bearing deposits	193	541	734
Borrowed funds, short-term	(10)	(30)	(40)
Borrowed funds, long-term	103	(68)	35
Total interest-bearing liabilities	286	443	729
Net interest income	$979	$(1,679)	$(700)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2020	2019
Balance at the beginning of the period	$6,556	$6,508
Provision for loan losses	1,892	450
Charge-offs	(324)	(475)
Recoveries	35	97
Balance at the end of the period	$8,159	$6,580

Nonperforming loans	$5,082	$5,998
Nonperforming assets	5,400	6,331
Nonperforming loans to total loans	0.63%	0.86%
Nonperforming assets to total assets	0.54%	0.70%
Allowance for loan losses to total loans	1.00%	0.94%
Allowance for loan losses to nonperforming loans	160.55%	109.70%

Nonperforming loans increased $2.2 million, or 74.8% to $5.1 million at June 30, 2020 from $2.9 million at December 31, 2019. This was primarily due to a $1.1 million increase in loans 90+ days past due and still accruing and the addition of two commercial relationships totaling $752,000 being placed on non-accrual status during the six months ended June 30, 2020.

As of June 30, 2020, the Corporation’s classified and criticized assets amounted to $22.2 million, or 2.2% of total assets, with $16.8 million classified as substandard and $5.4 million identified as special mention. This compares to classified and criticized assets of $17.0 million, or 1.9% of total assets, with $11.5 million classified as substandard and $5.6 million identified as special mention at December 31, 2019. This $5.2 million increase was primarily related to the downgrade of five commercial relationships from pass to substandard after the receipt of updated financial information. This increase is not indicative of the entire loan portfolio performance and did not result directly from COVID-19 related issues.

The provision for loan losses increased $1.4 million to $1.9 million for the six months ended June 30, 2020 from $450,000 for the same period in 2019. The increase in the provision for loan losses was primarily due to a $108.4 million increase in loan portfolio balances, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans and the addition of a new specific pandemic qualitative factor to the allowance for loan losses calculation.  This new pandemic factor, set at 5.5 basis points, added approximately $364,000 to the provision expense for the six months ended June 30, 2020. Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income increased $215,000, or 9.8%, to $2.4 million for the six months ended June 30, 2020, compared to $2.2 million for the same period in 2019 due to a $634,000 increase in gains on the sale of securities, partially offset by a $352,000 decrease in fees and service charges. During the six months ended June 30, 2020, the Corporation sold $39.4 million of primarily low yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $635,000.  The sale proceeds were utilized to fund loans, purchase higher yielding municipal securities and repay borrowed funds.  The decrease in fees and service charges was primarily due to a decline in overdraft charges as the COVID-19 pandemic resulted in widespread government mandated stay-at-home orders and business shut downs which dramatically impacted consumer spending.

Noninterest expense.  Noninterest expense increased $242,000, or 2.2%, to $11.1 million for the six months ended June 30, 2020 from $10.9 million for the same period in 2019.  The increase was primarily attributable to increases in other noninterest expense, compensation and benefits expense and professional fees of $393,000, $50,000 and $19,000, respectively, partially offset by decreases in premises and equipment expense and FDIC insurance expense of $130,000 and $83,000, respectively.  The increase in other noninterest expense primarily related to prepayment penalties of $238,000 incurred as a result of the early repayment of $15.0 million of FHLB term advances.

Provision for income taxes. The provision for income taxes decreased $421,000, or 45.3%, to $508,000 for the six months ended June 30, 2020 compared to $929,000 for the same period in the prior year as a result of the decrease in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the six months ended June 30, 2020, the Corporation used its sources of funds primarily to fund the production of new loans. As of June 30, 2020, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $140.9 million, and standby letters of credit totaling $530,000, net of collateral maintained by the Bank.

At June 30, 2020, time deposits amounted to $198.0 million, or 22.8% of the Corporation’s total consolidated deposits, including approximately $58.2 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2020, the Corporation had borrowed funds of $32.1 million consisting of $30.0 million of long-term FHLB advances and $2.1 million outstanding on a line of credit with a correspondent bank. At June 30, 2020, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $267.2 million.

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

At June 30, 2020, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2019, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim assessment as of June 30, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2020, the Corporation’s interest-earning assets maturing or repricing within one year totaled $375.9 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $132.2 million, providing an excess of interest-earning assets over interest-bearing liabilities of $243.7 million. At June 30, 2020, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 284.5%.

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

As of June 30, 2020, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 11, 2020	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 11, 2020	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer