Form 10-Q
period 2020-09-30
EMCLAIRE FINANCIAL CORP
filed 2020-11-06
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the Registrant’s common stock was 2,708,712 at November 6, 2020.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of September 30, 2020 and December 31, 2019
(Dollar amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$3,821	$3,750
Interest earning deposits with banks	18,082	11,236
Total cash and cash equivalents	21,903	14,986
Interest earning time deposits	6,412	9,698
Securities - available-for-sale	99,652	120,107
Securities - equity investments	12	19
Loans held for sale	314	—
Loans receivable, net of allowance for loan losses of $8,905 and $6,556	831,386	695,348
Federal bank stocks, at cost	5,799	5,790
Bank-owned life insurance	15,372	15,287
Accrued interest receivable	4,231	2,600
Premises and equipment, net	18,734	19,041
Goodwill	19,460	19,460
Core deposit intangible, net	1,123	1,247
Prepaid expenses and other assets	11,101	11,713
Total Assets	$1,035,499	$915,296
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$185,936	$148,842
Interest bearing	713,580	638,282
Total deposits	899,516	787,124
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	30,000	26,500
Accrued interest payable	534	616
Accrued expenses and other liabilities	13,704	13,148
Total Liabilities	945,804	829,438

Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,810,729 shares issued; 2,708,712 shares outstanding	3,513	3,513
Additional paid-in capital	47,093	46,757
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	40,584	38,831
Accumulated other comprehensive loss	(3,587)	(5,335)
Total Stockholders' Equity	89,695	85,858
Total Liabilities and Stockholders' Equity	$1,035,499	$915,296

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and nine months ended September 30, 2020 and 2019
(Dollar amounts in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans receivable, including fees	$8,489	$8,170	$24,767	$24,514
Securities:
Taxable	414	583	1,636	1,606
Exempt from federal income tax	136	79	310	301
Federal bank stocks	94	104	287	316
Interest earning deposits with banks	39	251	156	397
Total interest and dividend income	9,172	9,187	27,156	27,134
Interest expense:
Deposits	1,753	1,938	5,594	5,045
Borrowed funds	182	233	714	769
Total interest expense	1,935	2,171	6,308	5,814
Net interest income	7,237	7,016	20,848	21,320
Provision for (recovery of) loan losses	750	(145)	2,642	305
Net interest income after provision for loan losses	6,487	7,161	18,206	21,015
Noninterest income:
Fees and service charges	362	531	1,100	1,622
Net realized gain on sales of securities	—	42	635	43
Net gain on sales of loans	181	77	181	129
Earnings on bank-owned life insurance	96	96	305	313
Other	501	463	1,322	1,289
Total noninterest income	1,140	1,209	3,543	3,396
Noninterest expense:
Compensation and employee benefits	2,750	3,187	8,503	8,892
Premises and equipment	837	810	2,433	2,536
Intangible asset amortization	41	44	124	134
Professional fees	211	278	616	664
Federal deposit insurance	144	—	328	267
Other	1,462	1,439	4,571	4,155
Total noninterest expense	5,445	5,758	16,575	16,648
Income before provision for income taxes	2,182	2,612	5,174	7,763
Provision for income taxes	384	444	892	1,372
Net income	1,798	2,168	4,282	6,391
Preferred stock dividends	—	—	91	91
Net income available to common stockholders	$1,798	$2,168	$4,191	$6,300
Basic earnings per common share	$0.66	$0.80	$1.55	$2.33
Diluted earnings per common share	0.66	0.80	1.54	2.32
Average common shares outstanding - basic	2,708,712	2,698,712	2,708,712	2,698,712
Average common shares outstanding - diluted	2,725,574	2,719,528	2,723,555	2,715,957

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2020 and 2019
(Dollar amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$1,798	$2,168	$4,282	$6,391
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	68	165	2,848	2,424
Reclassification adjustment for (gains) losses included in net income	—	(42)	(635)	(43)
Net period change	68	123	2,213	2,381
Tax effect	(14)	(26)	(465)	(500)
Net of tax	54	97	1,748	1,881
Comprehensive income	$1,852	$2,265	$6,030	$8,272

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2020 and 2019
(Dollar amounts in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$4,282	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,058	1,022
Provision for loan losses	2,642	305
Amortization/accretion of premiums, discounts and deferred costs and fees, net	427	235
Amortization of operating lease right-of-use assets	102	98
Amortization of intangible assets and mortgage servicing rights	199	182
Realized gain on sales of debt securities, net	(635)	(43)
Change in fair value of equity securities, including realized gain	7	(16)
Net gain on sales of loans	(181)	(129)
Net loss on foreclosed real estate	14	32
Net gain on sale of premises and equipment	—	(11)
Loans originated for sale	—	(5,173)
Proceeds from the sale of loans originated for sale	—	5,148
Write-down of foreclosed real estate	56	35
Stock compensation expense	336	271
Increase in bank-owned life insurance	(305)	(313)
Proceeds from surrender of bank-owned life insurance	220	—
Decrease in accrued interest receivable	(1,631)	(184)
Decrease (increase) in prepaid expenses and other assets	(162)	154
Increase (decrease) in accrued interest payable	(82)	157
Increase (decrease) in accrued expenses and other liabilities	556	(277)
Net cash provided by operating activities	6,903	7,884
Cash flows from investing activities
Loan originations and principal collections, net	(143,273)	19,327
Proceeds from sales of loans held for sale previously classified as portfolio loans	3,994	—
Available-for-sale securities:
Sales	40,011	21,035
Maturities, repayments and calls	17,179	12,946
Purchases	(34,125)	(51,871)
Purchase of federal bank stocks	(2,840)	(1,905)
Redemption of federal bank stocks	2,831	2,400
Net change in interest earning time deposits	3,286	(3,460)
Proceeds from the sale of bank premises and equipment	—	251
Purchases of premises and equipment	(751)	(1,492)
Proceeds from the sale of foreclosed real estate	339	742
Net cash used in investing activities	(113,349)	(2,027)
Cash flows from financing activities
Net increase in deposits	112,392	46,479
Proceeds from long-term debt	20,000	—
Repayments on long-term debt	(16,500)	(750)
Net change in short-term borrowings	—	(10,800)
Dividends paid	(2,529)	(2,439)
Net cash provided by financing activities	113,363	32,490
Net increase in cash and cash equivalents	6,917	38,347
Cash and cash equivalents at beginning of period	14,986	10,955
Cash and cash equivalents at end of period	$21,903	$49,302
Supplemental information:
Interest paid	$6,390	$5,657
Income taxes paid	600	910
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	277	324
Initial recognition of operating lease right-of-use assets	—	1,642
Initial recognition of operating lease liabilities	—	1,858
Transfers from portfolio loans to loans held for sale	4,127	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019, as previously presented	$421	$3,785	$3,501	$46,401	$(2,114)	$34,371	$(6,357)	$80,008
Cumulative effect of change in accounting principle for leases and security premiums, net of tax	—	—	—	—	—	(181)	—	(181)
Balance at January 1, 2019, as adjusted	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	2,082	—	2,082
Other comprehensive income	—	—	—	—	—	—	873	873
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(783)	—	(783)
Balance at March 31, 2019	421	3,785	3,501	46,491	(2,114)	35,489	(5,484)	82,089
Net income	—	—	—	—	—	2,140	—	2,140
Other comprehensive income	—	—	—	—	—	—	911	911
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	90	—	—	—	90
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at June 30, 2019	421	3,785	3,501	46,581	(2,114)	36,756	(4,573)	84,357
Net income	—	—	—	—	—	2,168	—	2,168
Other comprehensive income	—	—	—	—	—	—	97	97
Stock compensation expense	—	—	—	91	—	—	—	91
Cash dividends declared on common stock ($0.29 per share)	—	—	—	—	—	(782)	—	(782)
Balance at September 30, 2019	$421	$3,785	$3,501	$46,672	$(2,114)	$38,142	$(4,476)	$85,931

Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	421	3,785	3,513	46,869	(2,114)	39,209	(4,138)	87,545
Net income	—	—	—	—	—	1,294	—	1,294
Other comprehensive income	—	—	—	—	—	—	497	497
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at June 30, 2020	421	3,785	3,513	46,981	(2,114)	39,599	(3,641)	88,544
Net income	—	—	—	—	—	1,798	—	1,798
Other comprehensive income	—	—	—	—	—	—	54	54
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at September 30, 2020	$421	$3,785	$3,513	$47,093	$(2,114)	$40,584	$(3,587)	$89,695

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. Under these terms, as of September 30, 2020, the Corporation had processed payment deferrals for 420 loans with an aggregate balance of $110.9 million. Through November 2, 2020, 35 loans with an aggregate balance of $28.6 million remained on deferral while 385 loans with an aggregate balance of $82.3 million have resumed normal repayment or paid off. The majority of these deferrals were generally 30 to 90 days in duration.  Included in the aggregate balance of loans remaining on deferral as of November 2, 2020, are 29 loans with an aggregate balance of $28.1 million for which the Corporation had granted a second deferral of up to 90 days in duration due to the uncertainty surrounding the COVID-19 pandemic.

Additionally, the Bank is a lender for the Small Business Administration's (SBA) Paycheck Protection Program (PPP), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic, and may be a lender for programs created in the future. These programs are new and their effects on the Corporation’s business are uncertain. Through September 30, 2020, the Bank had closed 685 PPP loans amounting to $54.9 million under the allocation approved by Congress.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$1,798	$2,168	$4,282	$6,391
Less: Preferred stock dividends	—	—	91	91
Net income available to common stockholders	$1,798	$2,168	$4,191	$6,300
Average common shares outstanding	2,708,712	2,698,712	2,708,712	2,698,712
Add: Dilutive effects of restricted stock awards	16,862	20,816	14,843	17,245
Average shares and dilutive potential common shares	2,725,574	2,719,528	2,723,555	2,715,957
Basic earnings per common share	$0.66	$0.80	$1.55	$2.33
Diluted earnings per common share	$0.66	$0.80	$1.54	$2.32

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $12,000 and $19,000 at September 30, 2020 and December 31, 2019, respectively. Beginning January 1, 2018, with the adoption of ASU 2016-01, changes in the fair value of these securities are included in other income on the consolidated statements of net income as opposed to accumulated other comprehensive loss on the consolidated balance sheets. During the three and nine months ended September 30, 2020, the Corporation recognized a loss of $2,000 and $7,000, respectively, on equity securities held at September 30, 2020, compared to a gain of $6,000 and $16,000, respectively, for the same periods in 2019. During the three and nine months ended September 30, 2020 and 2019, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of September 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020:
U.S. government sponsored entities and agencies	$1,000	$17	$—	$1,017
U.S. agency mortgage-backed securities: residential	19,185	518	(11)	19,692
U.S. agency collateralized mortgage obligations: residential	20,542	331	(14)	20,859
State and political subdivisions	44,414	1,307	(160)	45,561
Corporate debt securities	12,436	344	(257)	12,523
Total securities available-for-sale	$97,577	$2,517	$(442)	$99,652

December 31, 2019:
U.S. government sponsored entities and agencies	$7,069	$14	$(6)	$7,077
U.S. agency mortgage-backed securities: residential	40,868	291	(84)	41,075
U.S. agency collateralized mortgage obligations: residential	33,001	71	(235)	32,837
State and political subdivisions	27,848	217	(269)	27,796
Corporate debt securities	11,459	93	(230)	11,322
Total securities available-for-sale	$120,245	$686	$(824)	$120,107

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$494	$501
Due after one year through five years	2,296	2,341
Due after five years through ten years	17,091	17,353
Due after ten years	37,969	38,906
Mortgage-backed securities: residential	19,185	19,692
Collateralized mortgage obligations: residential	20,542	20,859
Total securities available-for-sale	$97,577	$99,652

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020:
U.S. agency mortgage-backed securities: residential	$3,425	$(11)	$—	$—	$3,425	$(11)
U.S. agency collateralized mortgage obligations: residential	2,973	(8)	5,175	(6)	8,148	(14)
State and political subdivisions	6,725	(128)	1,641	(32)	8,366	(160)
Corporate debt securities	4,519	(232)	475	(25)	4,994	(257)
Total	$17,642	$(379)	$7,291	$(63)	$24,933	$(442)

December 31, 2019:
U.S. government sponsored entities and agencies	$—	$—	$2,032	$(6)	$2,032	$(6)
U.S. agency mortgage-backed securities: residential	14,578	(76)	2,325	(8)	16,903	(84)
U.S. agency collateralized mortgage obligations: residential	12,319	(32)	11,621	(203)	23,940	(235)
State and political subdivisions	15,636	(269)	—	—	15,636	(269)
Corporate debt securities	4,031	(229)	499	(1)	4,530	(230)
Total	$46,564	$(606)	$16,477	$(218)	$63,041	$(824)

Gains and losses on sales of securities for the three and nine months ended September 30, 2020 were as follows:

(Dollar amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Proceeds	$—	$8,153	$40,011	$21,035
Gains	—	45	640	80
Losses	—	(3)	(5)	(37)
Tax provision related to gains (losses)	—	9	133	9

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

There were 36 debt securities in an unrealized loss position as of September 30, 2020, six of which were in an unrealized loss position for more than 12 months. Of these 36 securities, 16 were state and political subdivision securities, 11 were corporate securities, six were collateralized mortgage obligations (issued by U.S. government sponsored entities) and three were mortgage-backed securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of September 30, 2020 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$305,824	$293,170
Home equity loans and lines of credit	90,764	97,541
Commercial real estate	285,448	229,951
Total real estate loans	682,036	620,662
Other loans:
Commercial business	120,535	66,603
Consumer	37,720	14,639
Total other loans	158,255	81,242
Total loans, gross	840,291	701,904
Less allowance for loan losses	8,905	6,556
Total loans, net	$831,386	$695,348

Included in total loans above are net deferred costs of $1.6 million and $2.6 million at September 30, 2020 and December 31, 2019, respectively.

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

At September 30, 2020, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018).

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended September 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,582	$654	$3,901	$803	$219	$8,159
Charge-offs	—	(51)	(1)	—	(28)	(80)
Recoveries	5	1	1	36	33	76
Provision	111	57	578	(81)	85	750
Ending Balance	$2,698	$661	$4,479	$758	$309	$8,905

Nine months ended September 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(89)	(75)	(147)	(82)	(404)
Recoveries	6	12	6	37	50	111
Provision	394	112	1,650	232	254	2,642
Ending Balance	$2,698	$661	$4,479	$758	$309	$8,905

At September 30, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$15	$—	$15
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,698	661	4,479	743	309	8,890
Total	$2,698	$661	$4,479	$758	$309	$8,905
Total loans:
Individually evaluated for impairment	$225	$4	$1,694	$182	$—	$2,105
Acquired loans collectively evaluated for impairment	48,614	8,713	32,840	5,766	1,126	97,059
Originated loans collectively evaluated for impairment	256,985	82,047	250,914	114,587	36,594	741,127
Total	$305,824	$90,764	$285,448	$120,535	$37,720	$840,291

At December 31, 2019:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$5
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,304	626	2,898	636	87	6,551
Total	$2,309	$626	$2,898	$636	$87	$6,556
Total loans:
Individually evaluated for impairment	$358	$4	$81	$40	$—	$483
Acquired loans collectively evaluated for impairment	60,523	10,901	41,993	7,930	1,982	123,329
Originated loans collectively evaluated for impairment	232,289	86,636	187,877	58,633	12,657	578,092
Total	$293,170	$97,541	$229,951	$66,603	$14,639	$701,904

Three months ended September 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,225	$642	$3,043	$615	$55	$6,580
Charge-offs	—	(22)	(8)	—	(39)	(69)
Recoveries	—	4	104	—	35	143
Provision	16	11	(185)	5	8	(145)
Ending Balance	$2,241	$635	$2,954	$620	$59	$6,509

Nine months ended September 30, 2019:
Allowance for loan losses:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(204)	(56)	(36)	(134)	(114)	(544)
Recoveries	40	5	132	—	63	240
Provision	207	38	(248)	254	54	305
Ending Balance	$2,241	$635	$2,954	$620	$59	$6,509

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2020:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2020			For the three months ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$35	$—	$—
Home equity and lines of credit	—	—	—	2	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	69	69	15	70	1	1
Consumer	—	—	—	—	—	—
Total	$69	$69	$15	$107	$1	$1

	For the nine months ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$53	$—	$—
Home equity and lines of credit	3	—	—
Commercial real estate	37	—	—
Commercial business	47	2	2
Consumer	—	—	—
Total	$140	$2	$2

	Impaired Loans with No Specific Allowance
	As of September 30, 2020		For the three months ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$336	$225	$304	$3	$3
Home equity and lines of credit	4	4	2	—	—
Commercial real estate	1,694	1,694	1,714	23	23
Commercial business	113	113	127	4	2
Consumer	—	—	—	—	—
Total	$2,147	$2,036	$2,147	$30	$28

	For the nine months ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$293	$6	$6
Home equity and lines of credit	1	—	—
Commercial real estate	1,144	75	59
Commercial business	84	8	5
Consumer	—	—	—
Total	$1,522	$89	$70

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2019			For the three months ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$72	$72	$4	$72	$1	$1
Home equity and lines of credit	4	4	—	5	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$76	$76	$4	$77	$1	$1

	For the nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$73	$3	$3
Home equity and lines of credit	5	—	—
Commercial real estate	—	—	—
Commercial business	16	—	—
Consumer	—	—	—
Total	$94	$3	$3

	Impaired Loans with No Specific Allowance
	As of September 30, 2019		For the three months ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$369	$294	$298	$2	$2
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	2,471	2,471	2,475	34	33
Commercial business	40	40	139	—	—
Consumer	—	—	—	—	—
Total	$2,880	$2,805	$2,912	$36	$35

	For the nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$305	$3	$3
Home equity and lines of credit	—	—	—
Commercial real estate	1,254	87	34
Commercial business	89	7	2
Consumer	—	—	—
Total	$1,648	$97	$39

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

At September 30, 2020 and December 31, 2019, the Corporation had $340,000 and $409,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation did not have any specific allowance allocated to these loans at September 30, 2020 and had $5,000 of specific allowance allocated for these loans at December 31, 2019.

During the three and nine months ended September 30, 2020, the Corporation did not modify any loans as TDRs.  During the three months ended September 30, 2019, the Corporation did not modify any loans as TDRs. During the nine months ended September 30, 2019, the Corporation modified the interest rate and extended the payment amortization on one commercial real estate loan with a recorded investment of $73,000. At September 30, 2019, the Corporation did not have any specific allowance for loan losses allocated to this specific loan.

Under the provisions of the CARES Act, as of September 30, 2020, the Corporation has granted modifications on 420 loans with an aggregate balance of $110.9 million, representing 13.3% of gross outstanding loan balances.  As of September 30, 2020, hotel loans comprised $35.9 million, or 32.3%, of the total deferrals.  Through November 2, 2020, 35 loans with an aggregate balance of $28.6 million remained on deferral while 385 loans with an aggregate balance of $82.3 million of gross loans outstanding, have resumed normal repayment or paid off.  Also, as of November 2, 2020, hotel loans comprised $23.3 million, or 81.2%, of the loans remaining on deferral.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine months ended September 30, 2020 and 2019, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020:
Residential first mortgages	$304,445	$—	$—	$1,379	$—	$305,824
Home equity and lines of credit	90,432	—	—	332	—	90,764
Commercial real estate	—	269,335	5,123	10,990	—	285,448
Commercial business	—	118,206	14	2,315	—	120,535
Consumer	37,674	—	—	46	—	37,720
Total loans	$432,551	$387,541	$5,137	$15,062	$—	$840,291

December 31, 2019:
Residential first mortgages	$291,843	$—	$—	$1,327	$—	$293,170
Home equity and lines of credit	97,087	—	—	454	—	97,541
Commercial real estate	—	216,744	5,370	7,837	—	229,951
Commercial business	—	64,636	204	1,763	—	66,603
Consumer	14,557	—	—	82	—	14,639
Total loans	$403,487	$281,380	$5,574	$11,463	$—	$701,904

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. As of September 30, 2020, the Corporation had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers.  Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As such, the modifications made under the CARES Act are not included in the Corporation's past due or nonaccrual loans as of September 30, 2020.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
September 30, 2020:
Residential first mortgages	$300,880	$2,550	$1,014	$185	$1,195	$305,824
Home equity and lines of credit	89,548	756	128	15	317	90,764
Commercial real estate	283,060	530	—	189	1,669	285,448
Commercial business	119,779	233	77	240	206	120,535
Consumer	37,653	21	—	—	46	37,720
Total loans	$830,920	$4,090	$1,219	$629	$3,433	$840,291

December 31, 2019:
Residential first mortgages	$288,399	$2,405	$1,039	$372	$955	$293,170
Home equity and lines of credit	95,908	626	553	26	428	97,541
Commercial real estate	226,133	2,141	543	227	907	229,951
Commercial business	66,087	225	72	4	215	66,603
Consumer	14,458	84	15	—	82	14,639
Total loans	$690,985	$5,481	$2,222	$629	$2,587	$701,904

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
September 30, 2020:
Residential first mortgages	$227	$70	$—	$898	$1,195
Home equity and lines of credit	3	—	—	314	317
Commercial real estate	968	118	—	583	1,669
Commercial business	94	—	—	112	206
Consumer	—	—	—	46	46
Total loans	$1,292	$188	$—	$1,953	$3,433

December 31, 2019:
Residential first mortgages	$245	$—	$72	$638	$955
Home equity and lines of credit	4	—	—	424	428
Commercial real estate	28	309	31	539	907
Commercial business	—	—	175	40	215
Consumer	—	—	—	82	82
Total loans	$277	$309	$278	$1,723	$2,587

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2020 and December 31, 2019:

(Dollar amounts in thousands)	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,511	5,634	4,387
Total	$25,094	$4,511	$25,094	$4,387

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2019 or in the first nine months of 2020.  Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim qualitative assessment as of September 30, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine month periods ended September 30, 2020, the Corporation recorded intangible amortization expense totaling $41,000 and $124,000, respectively, compared to $44,000 and $134,000, respectively, for the same periods in 2019.

6.	Stock Compensation Plan

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which was approved by shareholders and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2020, 19,833 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

At September 30, 2020, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2020, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2020	44,450	$31.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of September 30, 2020	44,450	$31.11

For the three and nine month periods ended September 30, 2020, the Corporation recognized stock compensation expense of $112,000 and $336,000, respectively, compared to $91,000 and $271,000, respectively, for the same periods in 2019.  As of September 30, 2020, there was $615,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$1,017	$—	$1,017	$—
U.S. agency mortgage-backed securities: residential	19,692	—	19,692	—
U.S. agency collateralized mortgage obligations: residential	20,859	—	20,859	—
State and political subdivision	45,561	—	45,561	—
Corporate debt securities	12,523	—	9,001	3,522
Total available-for-sale securities	$99,652	$—	$96,130	$3,522

Equity securities	$12	$12	$—	$—

December 31, 2019:
Securities available-for-sale
U.S. government sponsored entities and agencies	$7,077	$—	$7,077	$—
U.S. agency mortgage-backed securities: residential	41,075	—	41,075	—
U.S. agency collateralized mortgage obligations: residential	32,837	—	32,837	—
State and political subdivisions	27,796	—	27,796	—
Corporate debt securities	11,322	—	7,300	4,022
Total available-for-sale securities	$120,107	$—	$116,085	$4,022

Equity securities	$19	$19	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2020, the Corporation reclassified one corporate security from Level 3 to Level 2.  During the nine month period ended September 30, 2019, the Corporation reclassified one corporate security from Level 3 to Level 2.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended September 30, 2020 and 2019:

(Dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at the beginning of the period	$4,022	$3,000	$4,022	$3,500
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchased into Level 3	—	500	—	500
Transfers in and/or out of Level 3	(500)	—	(500)	(500)
Balance at the end of the period	$3,522	$3,500	$3,522	$3,500

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2020, the Corporation had two impaired commercial business loans carried at a fair value of $54,000, which consisted of the outstanding balance of $69,000 less a specific reserve of $15,000. As of December 31, 2019, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral. During the three month periods ended September 30, 2020 and 2019, there was no additional provision for loan losses recorded for impaired loans.  During the nine month periods ended September 30, 2020 and 2019, there was additional provision for loans losses recorded for impaired loans of $31,000 and $63,000, respectively.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of September 30, 2020, OREO measured at fair value less costs to sell had a carrying amount of $34,000, which consisted of the outstanding balance of $68,000, less write-downs of $34,000.  As of December 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $88,000, which consisted of the outstanding balance of $91,000, less write-downs of $3,000.  This property was sold during the first quarter of 2020.  During the three and nine month periods ended September 30, 2020, there was $25,000 and $56,000 of expense recorded associated with the write-down of OREO. During the three and nine month periods ended September 30, 2019, there was no expense recorded associated with the write-down of OREO.  During the nine month period ended September 30, 2019, there was expense recorded of $35,000 associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2020:
Impaired commercial business loans	$54	$—	$—	$54
Other real estate owned	34	—	—	34
Total	$88	$—	$—	$88

December 31, 2019:
Other real estate owned	$88	$—	$—	$88
Total	$88	$—	$—	$88

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
September 30, 2020:
Impaired commercial business loans	$54	Liquidation value of business assets	Adjustment for differences between comparable sales	10%
Other real estate owned	34	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2019:
Other real estate owned	$88	Sales comparison approach	Adjustment for differences between comparable sales	10%

At December 31, 2019, there was one impaired residential mortgage loan totaling $67,000, respectively, and one impaired home equity loan totaling and $4,000, respectively, which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2020:
Financial Assets:
Cash and cash equivalents	$21,903	$21,903	$21,903	$—	$—
Interest earning time deposits	6,412	6,412	—	6,412	—
Securities - available-for-sale	99,652	99,652	—	96,130	3,522
Securities - equities	12	12	12	—	—
Loans held for sale	314	314	—	314	—
Loans, net	831,386	829,528	—	—	829,528
Federal bank stock	5,799	N/A	N/A	N/A	N/A
Accrued interest receivable	4,231	4,231	81	497	3,653
Total	$969,709	$962,052	$21,996	$103,353	$836,703
Financial Liabilities:
Deposits	899,516	905,239	707,194	198,045	—
Borrowed funds	32,050	32,298	—	32,298	—
Accrued interest payable	534	534	36	498	—
Total	$932,100	$938,071	$707,230	$230,841	$—

December 31, 2019:
Financial Assets:
Cash and cash equivalents	$14,986	$14,986	$14,986	$—	$—
Interest earning time deposits	9,698	9,698	—	9,698	—
Securities - available-for-sale	120,107	120,107	—	116,085	4,022
Securities - equities	19	19	19	—	—
Loans, net	695,348	697,990	—	—	697,990
Federal bank stock	5,790	N/A	N/A	N/A	N/A
Accrued interest receivable	2,600	2,600	78	419	2,103
Total	$848,548	$845,400	$15,083	$126,202	$704,115
Financial Liabilities:
Deposits	787,124	793,999	569,357	224,642	—
Borrowed funds	28,550	29,133	—	29,133	—
Accrued interest payable	616	616	51	565	—
Total	$816,290	$823,748	$569,408	$254,340	$—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50%.  Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of September 30, 2020, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$82,859	12.45%	$80,418	13.74%
For capital adequacy purposes	53,247	8.00%	46,836	8.00%
To be well capitalized	66,559	10.00%	58,544	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$74,532	11.20%	$73,862	12.62%
For capital adequacy purposes	39,935	6.00%	35,127	6.00%
To be well capitalized	53,247	8.00%	46,836	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$74,532	11.20%	$73,862	12.62%
For capital adequacy purposes	29,951	4.50%	26,345	4.50%
To be well capitalized	43,263	6.50%	38,054	6.50%
Tier 1 capital to average assets:
Actual	$74,532	7.36%	$73,862	8.17%
For capital adequacy purposes	40,489	4.00%	36,146	4.00%
To be well capitalized	50,611	5.00%	45,182	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended September 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2020	$1,586	$(5,227)	$(3,641)
Other comprehensive income before reclassification	54	—	54
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	54	—	54
Accumulated Other Comprehensive Income (Loss) at September 30, 2020	$1,640	$(5,227)	$(3,587)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended September 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	Net gain on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$—	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2019	$267	$(4,840)	$(4,573)
Other comprehensive income before reclassification	130	—	130
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	—	(33)
Net current period other comprehensive income (loss)	97	—	97
Accumulated Other Comprehensive Income (Loss) at September 30, 2019	$364	$(4,840)	$(4,476)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(42)	Net gain on sale of available-for-sale securities
Tax effect	9	Provision for income taxes
Total reclassifications for the period	$(33)	Net of tax

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income before reclassification	2,250	—	2,250
Amounts reclassified from accumulated other comprehensive income (loss)	(502)	—	(502)
Net current period other comprehensive income (loss)	1,748	—	1,748
Accumulated Other Comprehensive Income (Loss) at September 30, 2020	$1,640	$(5,227)	$(3,587)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the nine months ended September 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(635)	Net gain on sale of available-for-sale securities
Tax effect	133	Provision for income taxes
Total reclassifications for the period	$(502)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income before reclassification	1,915	—	1,915
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	—	(34)
Net current period other comprehensive income (loss)	1,881	—	1,881
Accumulated Other Comprehensive Income (Loss) at September 30, 2019	$364	$(4,840)	$(4,476)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the nine months ended September 30, 2019	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(43)	Net gain on sale of available-for-sale securities
Tax effect	9	Provision for income taxes
Total reclassifications for the period	$(34)	Net of tax

10.	Revenue Recognition

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

The following table presents the Corporation's sources of noninterest income for the three and nine months ended September 30, 2020 and 2019.

(Dollar amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$48	$51	$148	$134
Overdraft fees	250	403	758	1,253
Other fees	64	76	194	235
Electronic banking fees (1)	403	384	1,107	1,079
Noninterest income (in-scope of Topic 606)	765	914	2,207	2,701
Noninterest income (out-of-scope of Topic 606) (2)	375	295	1,336	695
Total noninterest income	$1,140	$1,209	$3,543	$3,396

(1)	Included in other noninterest income on the consolidated statement of income.
(2)

Noninterest income items that are out-of-scope include net realized gains (losses) on sales of securities, net gains (losses) on sales of loans, earnings on bank-owned life insurance and certain other noninterest income items.

11.	Leases

Effective January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842).  As of September 30, 2020, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.57 years as of September 30, 2020 compared to 13.14 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.50% as of September 30, 2020 compared to 3.48% as of September 30, 2019.

The total operating lease costs were $48,000 and $144,000, respectively, for the three and nine months ended September 30, 2020 and $48,000 and $145,000, respectively, for the three and nine months ended September 30, 2019.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.4 million and $1.6 million, respectively, as of September 30, 2020, and $1.5 million and $1.7 million, respectively, as of September 30, 2019.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2020:

(Dollar amounts in thousands)
Year ending December 31:
2020 (excluding nine months)	$53
2021	217
2022	222
2023	222
2024	227
Thereafter	1,063
Total minimum lease payments	2,004
Discount effect of cash flows	(413)
Present value of lease liabilities	$1,591

12.	Recent Accounting Pronouncements

Newly Issued Not Yet Effective Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. However, on October 16, 2019, FASB announced a delay for the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022.  As the Corporation is a smaller reporting company, the delay is applicable.  Management has selected a software vendor and is currently working through the implementation process.  The Corporation is reviewing available historical information in order to assess the expected credit losses and determine the impact the adoption of ASU 2016-13 will have on the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiary for the three and nine months ended September 30, 2020, compared to the same periods in 2019 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 30 and 34 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

•  Limited branch lobby hours are available to the public for walk-in transactions.  Appointments can be made as necessary to complete paperwork or complex transactions.

•  Drive-thru services remain open where available, and the use of ATMs and on-line banking is encouraged.

•  Loan modifications, including extensions and deferrals, have been made available to customers who were not 30 days past due as of December 31, 2019.

•  Customers were assisted with applications for resources available through the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA).  These government guaranteed, forgivable loans were created as part of the CARES Act.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $120.2 million, or 13.1%, to $1.0 billion at September 30, 2020 from $915.3 million at December 31, 2019. The increase in assets was driven primarily by a $136.0 million increase in net loans receivable, partially offset by a decrease in securities of $20.5 million. Loan balances at September 30, 2020 included $54.9 million of PPP loans which were funded during the second and third quarters of 2020. In addition, the Bank's commercial mortgage, consumer loan and residential mortgage portfolios grew by $55.5 million, $23.1 million and $12.7 million, respectively, since year-end. Total liabilities increased $116.4 million, or 14.0%, to $945.8 million at September 30, 2020 from $829.4 million at December 31, 2019 due to increases in customer deposits and borrowed funds of $112.4 million and $3.5 million, respectively. The increase in customer deposits was primarily associated with the retention of PPP loan proceeds, consumer economic stimulus payments and a decrease in overall consumer spending resulting from the COVID-19 pandemic.

Stockholders’ equity increased $3.8 million, or 4.5%, to $89.7 million at September 30, 2020 from $85.9 million at December 31, 2019 primarily due to a $1.7 million increase in accumulated other comprehensive income and a $1.8 million increase in retained earnings as a result of $4.2 million of net income available to common stockholders, partially offset by $2.4 million of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.7% of total assets.  Book value per common share was $31.56 at September 30, 2020, compared to $30.14 at December 31, 2019.

At September 30, 2020, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.36%, 11.20%, 11.20% and 12.45%, respectively. The Bank was also considered “well-capitalized” at December 31, 2019 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.17%, 12.62%, 12.62% and 13.74%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2020 and 2019

General. Net income available to common stockholders decreased $370,000, or 17.0%, to $1.8 million for the three months ended September 30, 2020 from $2.2 million for the same period in 2019. This decrease resulted from an increase in the provision for loan losses of $895,000 and a decrease in noninterest income of  $69,000, partially offset by an increase in net interest income of $221,000 and decreases in noninterest expense and the provision for income taxes of $313,000 and $60,000, respectively.

Net interest income. Tax equivalent net interest income increased $224,000, or 3.2%, to $7.3 million for the three months ended September 30, 2020 from $7.1 million for the three months ended September 30, 2019. This increase was attributed to a decrease in interest expense of $236,000, partially offset by a decrease in tax equivalent interest income of $12,000.

Interest income. Tax equivalent interest income decreased $12,000 at $9.2 million for the three months ended September 30, 2020 and 2019. This decrease was attributed to decreases in interest earned on securities and interest-earning deposits with banks and dividends on federal bank stocks of $104,000, $212,000 and $10,000, respectively, partially offset by an increase in interest on loans of $314,000.

Tax equivalent interest earned on loans receivable increased $314,000, or 3.8%, to $8.5 million for the three months ended September 30, 2020 compared to $8.2 million for the same period in 2019. The increase resulted from an $129.1 million increase in average loans primarily due to record loan production during the first quarter and the addition of $54.9 million of PPP loans in the second and third quarters of 2020. This increase in average loan volumes accounted for a $1.4 million increase in interest income.  Partially offsetting this favorable variance, the average yield on loans decreased by 57 basis to 4.11% for the three months ended September 30, 2020, versus 4.68% for the same period in 2019.  This unfavorable yield variance accounted for a $1.1 million decrease in interest income.  Interest income recognized on the PPP loans was $389,000 for the three months ended September 30, 2020, resulting in a yield of 2.82%, which includes the accretion of origination fees paid by the SBA.  While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans by approximately 9 basis points.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 3 basis points.

Tax equivalent interest earned on securities decreased $104,000, or 15.4%, to $570,000 for the three months ended September 30, 2020 compared to $674,000 for the same period in 2019. The average balance of securities decreased $10.7 million, or 10.3%, accounting for a $67,000 decrease in interest income.  Additionally, the average yield on securities decreased by 14 basis points to 2.44% for the three months ended September 30, 2020 versus 2.58% for the same period in 2019. This unfavorable yield variance accounted for a $37,000 decrease in interest income.

Interest earned on deposits with banks decreased $212,000, or 84.5%, to $39,000 for the three months ended September 30, 2020 compared to $251,000 for the same period in 2019.  This decrease was due to a 150 basis point decrease in the average yield on these balances to 0.46% for the three months ended September 30, 2020, versus 1.96% for the same period in 2019, accounting for a $148,000 decrease in interest income.  Also, average cash balances decreased by $17.0 million, or 33.4%, accounting for a $64,000 decrease in interest income.

Dividends on federal bank stocks decreased $10,000, or 9.6%, to $94,000 for the three months ended September 30, 2020 from $104,000 for the same period in 2019. This decrease was primarily due to a 48 basis point decrease in the average yield to 6.62% for the three months ended September 30, 2020, versus 7.10% for the same period in 2019, accounting for a $7,000 decrease in interest income.  The average balance of federal bank stocks decreased $160,000, or 2.8%, accounting for a $3,000 decrease in interest income.

Interest expense. Interest expense decreased $236,000, or 10.9%, to $1.9 million for the three months ended September 30, 2020 from $2.2 million for the same period in 2019. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $185,000 and $51,000, respectively.

Interest expense incurred on deposits decreased $185,000, or 9.5%, to $1.8 million for the three months ended September 30, 2020 compared to $1.9 million for the same period in 2019. The average cost of interest-bearing deposits decreased 21 basis points to 1.00% for the three months ended September 30, 2020, versus 1.21% for the same period in 2019, accounting for a $359,000 decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and a downward adjustment of offering rates as a result of the current economic environment.  Partially offsetting this decrease, the average balance of interest-bearing deposits increased $60.5 million, or 9.5%, to $694.4 million for the three months ended September 30, 2020, compared to $633.9 million for the same period in 2019 causing a $174,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $51,000, or 21.9%, to $182,000 for the three months ended September 30, 2020, compared to $233,000 for the same period in the prior year.  The decrease was primarily the result of a 48 basis point decrease in the cost of borrowed funds to 2.26% for the three months ended September 30, 2020 compared to 2.74% for the same period in 2019 causing an $40,000 decrease in interest expense.  Additionally, the average balance of borrowed funds decreased by $1.8 million to $32.1 million for the three months ended September 30, 2020, compared to $33.8 million for the same period in 2019 causing an $11,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

(Dollar amounts in thousands)	2020	2019
Interest income per Consolidated Statements of Income	$9,172	$9,187
Adjustment to fully taxable equivalent basis	49	46
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	9,221	9,233
Interest expense	1,935	2,171
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$7,286	$7,062

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

(Dollar amounts in thousands)	Three months ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$804,859	$8,334	4.12%	$673,970	$7,994	4.71%
Loans, tax exempt	19,338	184	3.79%	21,163	210	3.93%
Total loans receivable	824,197	8,518	4.11%	695,133	8,204	4.68%
Securities, taxable	68,145	414	2.42%	90,247	583	2.56%
Securities, tax exempt	24,910	156	2.50%	13,511	91	2.68%
Total securities	93,055	570	2.44%	103,758	674	2.58%
Interest-earning deposits with banks	33,905	39	0.46%	50,881	251	1.96%
Federal bank stocks	5,653	94	6.62%	5,813	104	7.10%
Total interest-earning cash equivalents	39,558	133	1.34%	56,694	355	2.48%
Total interest-earning assets	956,810	9,221	3.83%	855,585	9,233	4.28%
Cash and due from banks	3,672			3,515
Other noninterest-earning assets	60,922			62,389
Total Assets	$1,021,404			$921,489
Interest-bearing liabilities:
Interest-bearing demand deposits	$499,891	$714	0.57%	$405,051	$712	0.70%
Time deposits	194,515	1,039	2.13%	228,869	1,226	2.12%
Total interest-bearing deposits	694,406	1,753	1.00%	633,920	1,938	1.21%
Borrowed funds, short-term	2,050	22	4.32%	2,050	29	5.71%
Borrowed funds, long-term	30,000	160	2.12%	31,750	204	2.54%
Total borrowed funds	32,050	182	2.26%	33,800	233	2.74%
Total interest-bearing liabilities	726,456	1,935	1.06%	667,720	2,171	1.29%
Noninterest-bearing demand deposits	190,788	—	—	154,837	—	—
Funding and cost of funds	917,244	1,935	0.84%	822,557	2,171	1.05%
Other noninterest-bearing liabilities	14,908			13,826
Total Liabilities	932,152			836,383
Stockholders' Equity	89,252			85,106
Total Liabilities and Stockholders' Equity	$1,021,404			$921,489
Net interest income		$7,286			$7,062

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.77%			2.99%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.03%			3.27%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$1,410	$(1,096)	$314
Securities	(67)	(37)	(104)
Interest-earning deposits with banks	(64)	(148)	(212)
Federal bank stocks	(3)	(7)	(10)
Total interest-earning assets	1,276	(1,288)	(12)

Interest expense:
Interest-bearing deposits	174	(359)	(185)
Borrowed funds, short-term	—	(7)	(7)
Borrowed funds, long-term	(11)	(33)	(44)
Total interest-bearing liabilities	163	(399)	(236)
Net interest income	$1,113	$(889)	$224

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended September 30, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2020	2019
Balance at the beginning of the period	$8,159	$6,580
Provision for loan losses	750	(145)
Charge-offs	(80)	(69)
Recoveries	76	143
Balance at the end of the period	$8,905	$6,509

Nonperforming loans	$4,062	$4,977
Nonperforming assets	4,179	5,458
Nonperforming loans to total loans	0.48%	0.72%
Nonperforming assets to total assets	0.40%	0.58%
Allowance for loan losses to total loans	1.06%	0.94%
Allowance for loan losses to nonperforming loans	219.23%	130.78%

Nonperforming loans decreased $1.0 million, or 25.1% to $4.1 million at September 30, 2020 from $5.1 million at June 30, 2020. This was primarily due to a $1.1 million decrease in loans 90+ days past due and still accruing.

As of September 30, 2020, the Corporation’s classified and criticized assets amounted to $20.2 million, or 2.0% of total assets, with $15.1 million classified as substandard and $5.1 million identified as special mention. This compares to classified and criticized assets of $22.2 million, or 2.2% of total assets, with $16.8 million classified as substandard and $5.4 million identified as special mention at June 30, 2020. This $2.0 million decrease was primarily related to $1.1 million in loan payoffs from five commercial relationships and the upgrade of one $278,000 commercial relationship from classified to pass.

The provision for loan losses increased to $750,000 for the three months ended September 30, 2020 from a recovery of $145,000 for the same period in 2019. The increase in the provision for loan losses was due to growth in the residential and consumer loan portfolios, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor. This pandemic factor, which was initially set at 2 basis points for the first quarter of 2020, increased to 5.5 basis points for the second quarter and was increased  to 9.0 basis points and added approximately $244,000 to the provision expense for the quarter ended September 30, 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $69,000, or 5.7%, to $1.1 million for the three months ended September 30, 2020, compared to $1.2 million for the same period in 2019 due to decreases in fees and service charges and gains on the sale of securities of $169,000 and $42,000, respectively, partially offset by increases in gains on the sale of loans and other noninterest income of $104,000 and $38,000, respectively.  The decrease in fees and service charges was primarily due to a decline in overdraft charges as the COVID-19 pandemic resulted in widespread government mandated stay-at-home orders and business shut downs which dramatically impacted consumer spending.  The increase in other noninterest expense resulted form increases in ATM surcharge and interchange fees and gains on the sale of foreclosed assets.

Noninterest expense.  Noninterest expense decreased $313,000, or 5.4%, to $5.4 million for the three months ended September 30, 2020 from $5.8 million for the same period in 2019.  The decrease was primarily attributable to decreases in compensation and benefits expense and professional fees of $437,000 and $67,000, respectively, partially offset by increases in FDIC insurance expense, premises and equipment expense and other noninterest expense of $144,000, $27,000 and $23,000, respectively.  The increase in FDIC insurance expense is primarily related to the Small Bank Assessment credit utilized during the period in 2019, which eliminated the expense for the quarter.

Provision for income taxes. The provision for income taxes decreased $60,000, or 13.5%, to $384,000 for the three months ended September 30, 2020 compared to $444,000 for the same period in the prior year as a result of the decrease in net income before provision for income taxes.

Comparison of Results for the Nine Months Ended September 30, 2020 and 2019

General. Net income available to common stockholders decreased $2.1 million, or 33.5%, to $4.2 million for the nine months ended September 30, 2020 from $6.3 million for the same period in 2019. This decrease resulted from a decrease in net interest income of $472,000 and an increase in the provision for loan losses of $2.3 million, partially offset by an increase in noninterest income of $147,000 and decreases in noninterest expense and the provision for income taxes of $73,000 and $480,000, respectively.

Net interest income. Tax equivalent net interest income decreased $479,000, or 2.2%, to $21.0 million for the nine months ended September 30, 2020 from $21.5 million for the nine months ended September 30, 2019. This decrease was attributed to an increase in interest expense of $494,000, or 8.5%, partially offset by a modest increase in tax equivalent interest income of $15,000.

Interest income. Tax equivalent interest income increased $15,000 at $27.3 million for the nine months ended September 30, 2020 and 2019. This increase was attributed to increases in interest earned on loans and securities of $245,000 and $40,000, respectively, partially offset by decreases in interest on interest-earning deposits with banks and dividends on federal bank stocks of $241,000 and $29,000, respectively.

Tax equivalent interest earned on loans receivable increased $245,000, or 1.0%, to $24.9 million for the nine months ended September 30, 2020 compared to $24.6 million for the same period in 2019. Average loan volumes increased $74.5 million, or 10.6% from $776.5 million for the nine months ended September 30, 2020, versus $702.0 million for the same period in 2019, resulting in a $2.5 million increase in interest income.  Partially offsetting this favorable variance, the average yield on loans decreased 41 basis points to 4.28% for the nine months ended September 30, 2020 from 4.69% for the same period in 2019. The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in the immediate decrease in interest rates on adjustable rate loans linked to that index.  This unfavorable yield variance accounted for a $2.2 million decrease in interest income.  Interest income recognized on the PPP loans was $654,000 for the nine months ended September 30, 2020, resulting in a yield of 2.64%, which includes the accretion of origination fees paid by the SBA. While the PPP loans contributed to the increase in average loans and interest income, they negatively impacted the overall yield on loans by approximately 7 basis points.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 4 basis points.

Tax equivalent interest earned on securities increased $40,000, or 2.0%, to $2.0 million for the nine months ended September 30, 2020 compared to $2.0 million for the same period in 2019. The average balance of securities increased $4.2 million, or 4.2%, accounting for an $81,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on securities decreased by 6 basis points to 2.56% for the nine months ended September 30, 2020 versus 2.62% for the same period in 2019 causing a $41,000 decrease in interest income.

Interest earned on deposits with banks decreased $241,000, or 60.7%, to $156,000 for the nine months ended September 30, 2020 compared to $397,000 for the same period in 2019. This decrease resulted from a 106 basis point decrease in the average yield on these balances to 0.75% for the nine months ended September 30, 2020, versus 1.81% for the same period in 2019, accounting for a $222,000 decrease in interest income.  Additionally, average cash balances decreased $1.4 million, or 4.9%, accounting for a $19,000 decrease in interest income.

Dividends on federal bank stocks decreased $29,000, or 9.2%, to $287,000 for the nine months ended September 30, 2020 from $316,000 for the same period in 2019. This decrease was primarily due to a 95 basis point decrease in the average yield to 6.25% for the nine months ended September 30, 2020, versus 7.20% for the same period in 2019, accounting for a $43,000 decrease in interest income. Partially offsetting this unfavorable variance, the average balance of federal bank stocks increased $276,000, or 4.7%, accounting for a $14,000 increase in interest income.

Interest expense. Interest expense increased $494,000, or 8.5%, to $6.3 million for the nine months ended September 30, 2020 from $5.8 million for the same period in 2019. This increase in interest expense can be attributed to an increase in interest incurred on deposits of $549,000, partially offset by a decrease in interest incurred on borrowed funds of $55,000.

Interest expense incurred on deposits increased $549,000, or 10.9%, to $5.6 million for the nine months ended September 30, 2020 compared to $5.0 million for the same period in 2019. The average balance of interest-bearing deposits increased $44.4 million, or 7.2%, to $663.2 million for the nine months ended September 30, 2020, compared to $618.8 million for the same period in 2019 causing a $370,000 increase in interest expense.  Additionally, the average cost of interest-bearing deposits increased 4 basis points to 1.13% for the nine months ended September 30, 2020, versus 1.09% for the same period in 2019, accounting for a $179,000 increase in interest expense.  This increase in cost was driven primarily due to money market and CD specials offered in 2019 and will gradually decline as the special rates expire or the accounts mature.

Interest expense incurred on borrowed funds decreased $55,000, or 7.2%, to $714,000 for the nine months ended September 30, 2020, compared to $769,000 for the same period in the prior year.  The decrease was primarily the result of a 50 basis point decrease in the average cost of borrowed funds to 2.24% for the nine months ended September 30, 2020 compared to 2.74% for the same period in 2019 causing a $132,000 decrease in interest expense.  Partially offsetting this reduction, the average balance of borrowed funds increased $5.0 million, or 13.3%, to $42.5 million for the nine months ended September 30, 2020, compared to $37.5 million for the same period in 2019 causing a $77,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

(Dollar amounts in thousands)	2020	2019
Interest income per Consolidated Statements of Income	$27,156	$27,134
Adjustment to fully taxable equivalent basis	137	144
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	27,293	27,278
Interest expense	6,308	5,814
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$20,985	$21,464

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$756,817	$24,290	4.29%	$681,235	$24,002	4.71%
Loans, tax exempt	19,671	566	3.84%	20,770	609	3.92%
Total loans receivable	776,488	24,856	4.28%	702,005	24,611	4.69%
Securities, taxable	85,633	1,636	2.55%	82,335	1,606	2.61%
Securities, tax exempt	18,306	358	2.61%	17,450	348	2.67%
Total securities	103,939	1,994	2.56%	99,785	1,954	2.62%
Interest-earning deposits with banks	27,858	156	0.75%	29,294	397	1.81%
Federal bank stocks	6,136	287	6.25%	5,860	316	7.20%
Total interest-earning cash equivalents	33,994	443	1.74%	35,154	713	2.71%
Total interest-earning assets	914,421	27,293	3.99%	836,944	27,278	4.36%
Cash and due from banks	3,545			3,336
Other noninterest-earning assets	61,551			62,702
Total Assets	$979,517			$902,982
Interest-bearing liabilities:
Interest-bearing demand deposits	$457,579	$2,272	0.66%	$395,464	$1,827	0.62%
Time deposits	205,634	3,322	2.16%	223,349	3,218	1.93%
Total interest-bearing deposits	663,213	5,594	1.13%	618,813	5,045	1.09%
Borrowed funds, short-term	4,383	109	3.31%	5,536	156	3.78%
Borrowed funds, long-term	38,132	605	2.12%	31,998	613	2.56%
Total borrowed funds	42,515	714	2.24%	37,534	769	2.74%
Total interest-bearing liabilities	705,728	6,308	1.19%	656,347	5,814	1.18%
Noninterest-bearing demand deposits	171,341	—	—	150,096	—	—
Funding and cost of funds	877,069	6,308	0.96%	806,443	5,814	0.96%
Other noninterest-bearing liabilities	14,270			13,667
Total Liabilities	891,339			820,110
Stockholders' Equity	88,178			82,872
Total Liabilities and Stockholders' Equity	$979,517			$902,982
Net interest income		$20,985			$21,464

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.79%			3.17%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.07%			3.43%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$2,486	$(2,241)	$245
Securities	81	(41)	40
Interest-earning deposits with banks	(19)	(222)	(241)
Federal bank stocks	14	(43)	(29)
Total interest-earning assets	2,562	(2,547)	15

Interest expense:
Interest-bearing deposits	370	179	549
Borrowed funds, short-term	(30)	(17)	(47)
Borrowed funds, long-term	107	(115)	(8)
Total interest-bearing liabilities	447	47	494
Net interest income	$2,115	$(2,594)	$(479)

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2020	2019
Balance at the beginning of the period	$6,556	$6,508
Provision for loan losses	2,642	305
Charge-offs	(404)	(544)
Recoveries	111	240
Balance at the end of the period	$8,905	$6,509

Nonperforming loans	$4,062	$4,977
Nonperforming assets	4,179	5,458
Nonperforming loans to total loans	0.48%	0.72%
Nonperforming assets to total assets	0.40%	0.58%
Allowance for loan losses to total loans	1.06%	0.94%
Allowance for loan losses to nonperforming loans	219.23%	130.78%

Nonperforming loans increased $1.2 million, or 39.7%, to $4.1 million at September 30, 2020 from $2.9 million at December 31, 2019. This was primarily due to a $309,000 increase in loans 90+ days past due and still accruing, and two commercial relationships and five residential mortgage loans totaling $752,000 and $299,000, respectively, being placed on non-accrual status during the nine months ended September 30, 2020.

As of September 30, 2020, the Corporation’s classified and criticized assets amounted to $20.2 million, or 2.0% of total assets, with $15.1 million classified as substandard and $5.1 million identified as special mention. This compares to classified and criticized assets of $17.0 million, or 1.9% of total assets, with $11.5 million classified as substandard and $5.6 million identified as special mention at December 31, 2019. This $3.2 million increase was primarily related to the downgrade of five commercial relationships totaling $5.0 million from pass to substandard after the receipt of updated financial information. This increase is not indicative of the entire loan portfolio performance and did not result directly from COVID-19 related issues.  The unfavorable variance was partially offset by loan payoffs relating to five commercial relationships and the upgrade of four commercial relationships from substandard to pass totaling $1.1 million and $815,000, respectively.

The provision for loan losses increased $2.3 million to $2.6 million for the nine months ended September 30, 2020 from $305,000 for the same period in 2019. The increase in the provision for loan losses was primarily due to a $138.4 million increase in gross loan portfolio balances, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans and the addition of a new specific pandemic qualitative factor to the allowance for loan losses calculation.  This new pandemic factor, set at 9.0 basis points, added approximately $629,000 to the provision expense for the nine months ended September 30, 2020. Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the COVID-19 pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income increased $147,000, or 4.3%, to $3.5 million for the nine months ended September 30, 2020, compared to $3.4 million for the same period in 2019 due to increases in gains on the sale of securities and loans of $593,000 and $52,000, respectively, partially offset by a $522,000 decrease in fees and service charges. During the nine months ended September 30, 2020, the Corporation sold $39.4 million of primarily low yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $635,000.  The sale proceeds were utilized to fund loans and purchase higher yielding municipal securities.  The decrease in fees and service charges was primarily due to a decline in overdraft charges as the COVID-19 pandemic resulted in widespread government mandated stay-at-home orders and business shut downs which dramatically impacted consumer spending.

Noninterest expense.  Noninterest expense decreased $73,000 at $16.6 million for the nine months ended September 30, 2020 and 2019.  The decrease was primarily attributable to decreases in compensation and benefits expense, premises and equipment expense and professional fees of $389,000, $103,000 and $48,000, respectively, partially offset by increases in other noninterest expense and FDIC insurance expense of $416,000 and $61,000, respectively.  The increase in other noninterest expense primarily related to prepayment penalties of $238,000 incurred as a result of the early repayment of $15.0 million of FHLB term advances.

Provision for income taxes. The provision for income taxes decreased $480,000, or 35.0%, to $892,000 for the nine months ended September 30, 2020 compared to $1.4 million for the same period in the prior year as a result of the decrease in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the nine months ended September 30, 2020, the Corporation used its sources of funds primarily to fund the production of new loans. As of September 30, 2020, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $130.0 million, and standby letters of credit totaling $489,000, net of collateral maintained by the Bank.

At September 30, 2020, time deposits amounted to $192.3 million, or 21.4% of the Corporation’s total consolidated deposits, including approximately $77.7 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At September 30, 2020, the Corporation had borrowed funds of $32.1 million consisting of $30.0 million of long-term FHLB advances and $2.1 million outstanding on a line of credit with a correspondent bank. At September 30, 2020, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $239.9 million.

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

At September 30, 2020, the Bank exceeded all minimum capital requirements under these capital guidelines.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2019, the required annual impairment test of goodwill was performed and no impairment existed as of the valuation date. Although the annual review of goodwill revealed no impairment consideration, based on current economic conditions related to COVID-19, management performed an interim assessment as of September 30, 2020.  Management concluded that goodwill was not impaired at this date.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2020, the Corporation’s interest-earning assets maturing or repricing within one year totaled $401.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $157.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $243.4 million. At September 30, 2020, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 254.4%.

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

As of September 30, 2020, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 6, 2020	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 6, 2020	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer