Form 10-K
period 2020-12-31
EMCLAIRE FINANCIAL CORP
filed 2021-03-19
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the aggregate value of the 2,208,502 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 500,210 shares held by the directors and officers of the Registrant as a group, was approximately $44.2 million. This figure is based on the last sales price of $20.01 per share of the Registrant’s Common Stock on June 30, 2020. The number of outstanding shares of common stock as of March 19, 2021, was 2,721,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EMCLAIRE FINANCIAL CORP

Discussions of certain matters in this Form 10-K and other related year end documents may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as “believe”, “plan”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “forecast”, “may increase”, “may fluctuate”, “may improve” and similar expressions of future or conditional verbs such as “will”, “should”, “would”, and “could”. These forward-looking statements relate to, among other things, expectations of the business environment in which Emclaire Financial Corp operates, projections of future performance, potential future credit experience, perceived opportunities in the market and statements regarding the Corporation’s mission and vision. The Corporation’s actual results, performance and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, the effects of the COVID-19 pandemic on the Corporation or the U.S. economy, general economic conditions, the local economy, the demand for the Corporation’s products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, U.S. Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission (SEC) from time to time. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The Bank is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC), which is the Bank’s chartering authority, and the Federal Deposit Insurance Corporation (FDIC), which insures customer deposits held by the Bank to the full extent provided by law. The Bank is a member of the Federal Reserve Bank of Cleveland (FRB) and the Federal Home Loan Bank of Pittsburgh (FHLB). The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (BHCA), and a financial holding company under the Gramm-Leach Bliley Act of 1999 (GLBA) and is subject to regulation and examination by the FRB.

At December 31, 2020, the Corporation had $1.0 billion in total assets, $91.5 million in stockholders’ equity, $800.3 million in net loans and $893.6 million in total deposits.

Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with generally accepted accounting principals (GAAP), management uses certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis.  Management believes these non-GAAP financial measures provide information that is useful to investors in understanding the underlying operations, performance and business trends as they facilitate comparison with the performance of others in the financial services industry.  Although management believes that these non-GAAP financial measures enhance investors' understanding of the Corporation's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the audited Consolidated Statements of Net Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page K-25 for years ended December 31, 2020 and 2019.

COVID-19 Pandemic

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels.  Although the temporary closure of many businesses and shelter-in-place policies have eased, restrictions and social distancing continue to impact many of the Corporation's customers.  While the full effects of the pandemic still remain unknown, the Corporation is committed to supporting its customers, employees and communities during this difficult time.  The Corporation has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.  Similarly, because of changing economic and market conditions, we may be required to recognize impairments on securities, goodwill or other significant estimates.  The extent to which the pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Effective March 16, 2020, the Federal Reserve lowered the federal funds target rate to a range of between zero and 0.25%.  This action followed a prior reduction of the federal funds target rate to a range of 1.00% to 1.25% effective on March 4, 2020.  These actions were taken in an emergency response to stem the economic impact of the pandemic.  The Federal Reserve has indicated that it expects to maintain the targeted federal funds rate at current levels until such time that the economic environment has stabilized for a period of time.  The Corporation’s earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earnings assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds.  Since the Corporation’s balance sheet is asset sensitive, earnings are more adversely affected by falling rates since rate sensitive assets reprice more quickly than rate sensitive liabilities.  Should the Federal Reserve take any further action regarding rates in relation to the pandemic, the Corporation’s margins could be compressed even further, perpetuating the negative effect on net income.

The U.S. government also enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic.  On March 6, 2020, the Coronavirus Preparedness and Response Supplemental Appropriations Act was enacted to authorize funding for research and development of vaccines and to allocate money to state and local governments for response and containment measures.  On March 18, 2020, the Families First Coronavirus Response Act was put in place to provide for paid sick/medical leave, no-cost coverage for testing, expanded unemployment benefits and additional funding to states for the ongoing economic consequences of the pandemic.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States.  Among other measures, the CARES Act provided $349 billion  for the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA) to assist qualified small businesses with certain operational expenses, certain credits for individuals and their dependents against their 2020 personal income tax and expanded eligibility for unemployment benefits.  This legislation was later amended on April 24, 2020, by the Paycheck Protection Program and Healthcare Enhancement Act (PPPHE Act) which provided an additional $310 billion of funding for PPP loans.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic.  Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020.  The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.  The Corporation implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions.  Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans.  Specific detail describing these modifications made in relation to the CARES Act can be found in the TDR discussion in "Note 3 - Loans" to the Consolidated Financial Statements on page F-18.

Following the enactment of these provisions, in December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response tor the extended economic distress caused by the pandemic.  This included additional stimulus payments to individuals and their dependents, and extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.  The Bank was a lender for the initial SBA program and closed 688 PPP loans totaling $54.9 million.  As of February 28, 2021, 504 loans totaling $40.7 million were fully repaid, including 5 loan totaling $66,000 that were voluntarily repaid, rather than forgiven by the SBA.  Two loans have aggregate unforgiven balances totaling $15,000.  The Bank is also participating in the second round of the program and through February 28, 2021 has closed 149 loans totaling $15.9 million.  There are an additional 93 loans totaling $4.6 million awaiting final processing and approval in the pipeline.

The Corporation has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•	The 2020 Annual Shareholder Meeting was held virtually, as will the 2021 meeting.
•	Non-essential travel and large external gatherings were restricted and mandatory quarantine periods and testing were instituted for anyone that has known exposure to COVID.
•	Remote-access availability was expanded to enable, where possible, work at home or alternate locations, in order to segregate employees in operational areas to mitigate possible spread of illness to an entire department.
•	At times when widespread COVID cases do not require complete lobby closures, limited lobby hours are available to the public for walk-in transactions. Appointments can be made as necessary to complete paperwork or complex transactions.
•	Drive-thru services remain open where available, and the use of ATMs and on-line banking is encouraged.
•	Social distancing policies were implemented and customers and employees are required to wear masks.

Given the dynamic nature of the circumstances surrounding the pandemic, it is difficult to ascertain the full impact the ongoing economic disruption will have on the Corporation.  While this impact cannot be predicted or measured, there will be a definite impact on income.  It is anticipated that the provision for loan loss expense will remain elevated in expectation of a deterioration in a portion of the loan portfolio.  As a result of the significant decline in interest rates, the Corporation has and will continue to experience a decline in net income and resulting net interest margin, however, there will be a benefit from the fees arising from the PPP loan program.  Also, it is expected that noninterest income will continue to be reduced as customers may use fewer fee-based services due to continuing COVID-19 mitigation efforts, such as stay-at-home orders.  The Corporation will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. The majority of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 38.0% of the total loan portfolio at December 31, 2020. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 10.8% of the total loan portfolio at December 31, 2020. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 46.3% of the total loan portfolio at December 31, 2020. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 4.9% of the total loan portfolio at December 31, 2020.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2020, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $12.7 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2020, the Bank’s largest single lending relationship had an outstanding balance of $17.1 million, which was permissible under the pilot program.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2020		2019		2018		2017		2016
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Mortgage loans on real estate:
Residential mortgages	$308,031	38.0%	$293,170	41.8%	$295,405	41.3%	$221,823	38.1%	$198,167	38.0%
Home equity loans and lines of credit	87,088	10.8%	97,541	13.9%	103,752	14.5%	99,940	17.1%	91,359	17.5%
Commercial real estate	285,625	35.3%	229,951	32.7%	238,734	33.4%	193,068	33.1%	166,994	32.1%

Total real estate loans	680,744	84.1%	620,662	88.4%	637,891	89.2%	514,831	88.3%	456,520	87.6%

Other loans:
Commercial business	89,139	11.0%	66,603	9.5%	66,009	9.2%	58,941	10.1%	57,788	11.1%
Consumer	40,035	4.9%	14,639	2.1%	11,272	1.6%	9,589	1.6%	6,672	1.3%

Total other loans	129,174	15.9%	81,242	11.6%	77,281	10.8%	68,530	11.7%	64,460	12.4%

Total loans receivable	809,918	100.0%	701,904	100.0%	715,172	100.0%	583,361	100.0%	520,980	100.0%
Less:
Allowance for loan losses	9,580		6,556		6,508		6,127		5,545

Net loans receivable	$800,338		$695,348		$708,664		$577,234		$515,435

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2020. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Residential mortgages	$663	$4,793	$32,333	$270,242	$308,031
Home equity loans and lines of credit	463	8,439	17,731	60,455	87,088
Commercial real estate	3,977	42,868	98,066	140,714	285,625
Commercial business	2,048	48,507	13,550	25,034	89,139
Consumer	270	8,446	11,351	19,968	40,035

	$7,421	$113,053	$173,031	$516,413	$809,918

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2020:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$297,012	$10,356
Home equity loans and lines of credit	75,678	10,947
Commercial real estate	66,933	214,715
Commercial business	54,346	32,745
Consumer	38,259	1,506

	$532,228	$270,269

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

As of December 31, 2020, the Corporation’s nonperforming assets were $4.4 million, or 0.43% of the Corporation’s total assets, compared to $3.2 million, or 0.34% of the Corporation’s total assets, at December 31, 2019. Nonperforming assets at December 31, 2020 included nonperforming loans and OREO of $4.1 million and $344,000, respectively. Included in nonaccrual loans at December 31, 2020 were five loans totaling $396,000 considered to be TDRs.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as “substandard,” “doubtful,” or “loss” depending upon the existence of certain characteristics as discussed below. A category designated “special mention” must also be maintained for assets currently not requiring the above classifications but having potential weaknesses or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard and these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2020, the Corporation’s classified and criticized assets amounted to $44.4 million or 4.3% of total assets, with $21.7 million identified as special mention and $22.7 million classified as substandard.

Included in classified and criticized assets at December 31, 2020, is a combination of relationships with an outstanding balance of $30.1 million at December 31, 2020, representing eight distinct relationships with extensions of credit supporting hotel operations.  The debt obligations are primarily secured with nationally franchised hotels along with related furniture, fixtures, and equipment.  These hotels were adversely impacted by state-wide travel restrictions in response to the COVID-19 pandemic and shifting consumer and business behaviors.  Current data supports improvement in occupancy levels which is resulting in an improvement in operating performance.  Ultimately, due to the estimated value of the collateral and the willingness and ability of the guarantors to support the loans, the Corporation does not currently expect to incur a loss on these loans.

Additionally, there are two other large loan relationships exhibiting credit deterioration that may impact the ability of the borrowers to comply with their present loan repayment terms on a timely basis.

The first relationship, with an outstanding balance of $2.0 million at December 31, 2020, consists of one commercial mortgage which primarily refinanced third-party debt obligations and is primarily secured with all buildings and improvements of a university campus.  The subject loan represents a portion of a participated credit facility led by a third-party financial institution.  A decline in student enrollment has resulted in a corresponding decline in financial performance of the university.  The university maintains satisfactory capital structure ratios and is undergoing efforts to increase enrollment and reduce operating expenditures. At December 31, 2020, the loan was performing and classified as substandard.  Ultimately, due to the estimated value of the university campus and ancillary collateral, the Corporation does not currently expect to incur a loss on this loan.

The second relationship, with an outstanding balance of $1.6 million at December 31, 2020, consists of two commercial mortgages and one commercial business loan which primarily refinanced third-party debt obligations and is secured with residential rental investment properties.  Excessive personal debt obligations have resulted in marginal financial performance of the borrowers. The collateral properties securing the indebtedness services the related debt at a satisfactory level. Ultimately, due to the estimated value of the collateral held, the Corporation does not currently expect to incur a loss on these loans.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Nonperforming loans	$4,102	$2,907	$3,028	$3,693	$3,323

Total as a percentage of gross loans	0.51%	0.41%	0.42%	0.63%	0.64%

Repossessions	—	—	13	—	—
Real estate acquired through foreclosure	344	249	701	492	291
Total as a percentage of total assets	0.03%	0.03%	0.08%	0.07%	0.04%

Total nonperforming assets	$4,446	$3,156	$3,742	$4,185	$3,614

Total nonperforming assets as a percentage of total assets	0.43%	0.34%	0.42%	0.56%	0.52%

Allowance for loan losses as a percentage of nonperforming loans	233.54%	225.52%	214.93%	165.91%	166.87%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2020 of $9.6 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Balance at beginning of period	$6,556	$6,508	$6,127	$5,545	$5,205

Provision for loan losses	3,247	715	1,280	903	464

Charge-offs:
Residential mortgages	(27)	(227)	(71)	(40)	(101)
Home equity loans and lines of credit	(126)	(61)	(155)	(114)	(118)
Commercial real estate	(75)	(242)	(484)	(127)	(18)
Commercial business	(163)	(250)	—	(14)	(11)
Consumer loans	(82)	(133)	(279)	(71)	(48)
	(473)	(913)	(989)	(366)	(296)
Recoveries:
Residential mortgages	6	40	3	—	—
Home equity loans and lines of credit	15	6	14	23	3
Commercial real estate	107	134	48	8	158
Commercial business	70	—	1	2	—
Consumer loans	52	66	24	12	11
	250	246	90	45	172

Net charge-offs	(223)	(667)	(899)	(321)	(124)

Balance at end of period	$9,580	$6,556	$6,508	$6,127	$5,545

Ratio of net charge-offs to average loans outstanding	0.03%	0.09%	0.14%	0.06%	0.03%

Ratio of allowance to total loans at end of period	1.18%	0.93%	0.91%	1.05%	1.06%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2020		2019		2018		2017		2016
Loan Categories:	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans
Residential mortgages	$2,774	38.0%	$2,309	41.8%	$2,198	41.3%	$2,090	38.1%	$1,846	32.0%
Home equity loans and lines of credit	620	10.8%	626	13.9%	648	14.5%	646	17.1%	633	20.1%
Commercial real estate	5,180	35.3%	2,898	32.7%	3,106	33.4%	2,753	33.1%	2,314	29.8%
Commercial business	677	11.0%	636	9.5%	500	9.2%	585	10.1%	700	16.5%
Consumer loans	329	4.9%	87	2.1%	56	1.6%	53	1.6%	52	1.6%

	$9,580	100.0%	$6,556	100.0%	$6,508	100.0%	$6,127	100.0%	$5,545	100.0%

Investment Activities

General. The Corporation maintains an investment portfolio of securities such as U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal, corporate and equity securities.

Investment decisions are made within policy guidelines as established by the Board of Directors. This policy is aimed at maintaining a diversified investment portfolio, which complements the overall asset/liability and liquidity objectives of the Corporation, while limiting the related credit risk to an acceptable level.

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2020:

(Dollar amounts in thousands)	Due in 1 year or less	Due from 1 to 3 years	Due from 3 to 5 years	Due from 5 to 10 years	Due after 10 years	No scheduled maturity	Total
U.S. government sponsored entities and agencies	$—	$1,011	$—	$—	$1,996	$—	$3,007
U.S. agency mortgage-backed securities: residential	—	—	—	—	16,581	—	16,581
U.S. agency collateralized mortgage obligations: residential	—	—	—	1,273	14,638	—	15,911
State and political subdivision	—	250	1,327	6,793	47,207	—	55,577
Corporate securities	500	—	2,043	19,422	—	—	21,965
Equity securities	—	—	—	—	—	15	15

Estimated fair value	$500	$1,261	$3,370	$27,488	$80,422	$15	$113,056

Weighted average yield (1)	3.88%	3.03%	4.67%	3.99%	2.65%	0.00%	0.83%

(1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2020	2019	2018
U.S. Treasury	$—	$—	$4,445
U.S. government sponsored entities and agencies	3,007	7,077	16,783
U.S. agency mortgage-backed securities: residential	16,581	41,075	27,176
U.S. agency collateralized mortgage obligations: residential	15,911	32,837	18,664
State and political subdivision	55,577	11,322	7,918
Corporate securities	21,965	27,796	22,732
Equity securities	15	19	7
	$113,056	$120,126	$97,725

For additional information regarding the Corporation’s investment portfolio see “Note 2 – Securities” to the Consolidated Financial Statements on page F-13.

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2020			2019
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$193,752	21.7%	—	$148,842	18.9%
Interest bearing demand deposits	0.42%	511,928	57.3%	0.76%	420,515	53.4%
Time deposits	2.03%	187,947	21.0%	2.17%	217,767	27.7%
Total	0.67%	$893,627	100.0%	1.01%	$787,124	100.0%

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2020 by time remaining to maturity:

(Dollar amounts in thousands)	Amount
Three months or less	$11,246
Over three months to six months	8,225
Over six months to twelve months	30,841
Over twelve months	60,023
$110,335

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

(Dollar amounts in thousands)	2020	2019
Ending balance	$32,050	$28,550
Average balance	39,896	36,508
Maximum balance	61,300	60,050
Average rate	2.25%	2.73%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 8 – Deposits” on page F-22 and “Note 9 – Borrowed Funds” on page F-23 to the Consolidated Financial Statements.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank. As of December 31, 2020, the Bank had no subsidiaries.  Emclaire Settlement Services, LLC, a former subsidiary of the Corporation ceased operations and was dissolved during 2019, provided real estate settlement services to the Bank and other customers.

Personnel

At December 31, 2020, the Corporation had 160 full time equivalent employees, compared to 162 at December 31, 2019. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2020, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2020, the Bank’s loans-to-one-borrower limit was $12.7 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2020, the Bank’s largest single lending relationship had an outstanding balance of $17.1 million.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the "CBLR") requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios.  The CBLR is equal to Tier 1 capital divided by average total consolidated assets.  In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (ii) have less than $10 billion in average total consolidated assets, (iii) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (iv) not be an advanced approaches banking organization.  A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be "well capitalized" under the prompt corrective action rules.  The Bank has not elected to be subject to the CBLR.

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

The Basel III rules set forth certain changes in the methods of calculating risk-weighted assets, which in turn affect the calculation of risk-based ratios. Under the Basel III rules, higher or more sensitive risk weights are assigned to various categories of assets including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures of credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, Basel III rules include (i) alternate standards of credit worthiness consistent with the Dodd Frank Act; (ii) greater recognition of collateral guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

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

(Dollar amounts in thousands)	December 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$84,583	12.71%	$80,418	13.74%
For capital adequacy purposes	53,255	8.00%	46,836	8.00%
To be well capitalized	66,569	10.00%	58,544	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$76,246	11.45%	$73,862	12.62%
For capital adequacy purposes	39,941	6.00%	35,127	6.00%
To be well capitalized	53,255	8.00%	46,836	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$76,246	11.45%	$73,862	12.62%
For capital adequacy purposes	29,956	4.50%	26,345	4.50%
To be well capitalized	43,270	6.50%	38,054	6.50%
Tier 1 capital to average assets:
Actual	$76,246	7.58%	$73,862	8.17%
For capital adequacy purposes	40,213	4.00%	36,146	4.00%
To be well capitalized	50,267	5.00%	45,182	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2020, the Bank exceeded the required ratios for classification as “well capitalized.”

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

The FDIC applied credits to the Bank's assessments due in 2019.  In 2020, the FDIC announced that all credits have been remitted and the credit program has ended.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. CRA regulations (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $330 million to $1.322 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of January 15, 2019, the Bank was rated “satisfactory.”

In June 2020, the OCC issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule became effective October 1, 2020, but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions the Bank’s asset size.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2020, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2020, the Bank was in compliance with these requirements.

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

The Bank owns and leases numerous other premises for use in conducting business activities. The Bank considers these facilities owned or occupied under lease to be adequate. For additional information regarding the Bank’s properties, see “Note 5 - Premises and Equipment” to the Consolidated Financial Statements on page F-20.

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

	Market Price			Cash
	High	Low	Close	Dividend
2020:
Fourth quarter	$32.00	$23.10	$30.63	$0.30
Third quarter	28.35	20.40	25.11	0.30
Second quarter	26.10	18.10	20.01	0.30
First quarter	33.50	20.92	23.47	0.30

2019:
Fourth quarter	$34.00	$29.92	$32.53	$0.29
Third quarter	37.00	30.42	32.90	0.29
Second quarter	34.50	29.83	34.50	0.29
First quarter	32.35	29.34	30.80	0.29

As of March 1, 2021, there were approximately 722 stockholders of record and 2,721,212 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street name."

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2020.

Item 6. Selected Financial Data

Not required as the Corporation is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2020 and 2019. This review should be read in conjunction with the consolidated financial statements beginning on page F-3.

Overview

The Corporation reported consolidated net income available to common stockholders of $6.6 million, or $2.41 per diluted common share, for 2020, compared to $7.8 million, or $2.86 per diluted common share, for 2019. Net income available to common stockholders was impacted by the following:

•

Net interest income increased $1.0 million, or 3.6%, to $29.1 million for the year ended December 31, 2020 from $28.1 million for 2019. This increase primarily related to an increase in interest income of $1.0 million, or 2.8%, while interest expense remained flat. Driving the increase in interest income was a $90.2 million increase in the average balance of loans. Interest expense increased a modest $21,000 as a result of growth in average interest-bearing liabilities of $52.0 million, which was offset by a decrease in the cost of interest-bearing liabilities of 9 basis points to 1.13% at December 31, 2020 from 1.22% at December 31, 2019.

•

Provision for loan losses increased $2.5 million to $3.2 million for the year ended December 31, 2020 from $715,000 for 2019. This increase was primarily related to the $105.0 million increase in outstanding loan balances and the addition of a specific pandemic allowance qualitative factor and risk rating changes for loans that were granted payment deferrals.

•

Noninterest income decreased $28,000 to remain flat at $4.4 million for the year ended December 31, 2020 and 2019 due to decreases in fees and service charges and earnings on bank-owned life insurance of $659,000 and $165,000, respectively, offset by increases in gains on the sale of securities, gains on the sale of loans and other noninterest income of $609,000, $127,000 and $60,000, respectively.

•

Noninterest expense decreased $104,000 to $22.0 million for the year ended December 31, 2020 from $22.1 million for 2019. This decrease was primarily related to decreases in compensation and employee benefits, professional fees and premises and equipment expense of $590,000, $87,000 and $73,000, respectively, partially offset by increases in other noninterest expense and FDIC insurance expense of $393,000 and $265,000, respectively. The increase in other expense was primarily related to $238,000 in FHLB prepayment penalties resulting from the early retirement of $15.0 million of FHLB long-term debt.

Changes in Financial Condition

Total assets increased $117.0 million, or 12.8%, to $1.03 billion at December 31, 2020 from $915.3 million at December 31, 2019. This increase primarily related to increases in net loans and cash and cash equivalents of $105.0 million and $22.5 million, respectively, partially offset by decreases in securities and interest earning time deposits of $7.1 million and $4.0 million, respectively.  Liabilities increased $111.4 million, or 13.4%, to $940.8 million at December 31, 2020 from $829.4 million at December 31, 2019 due to increases in customer deposits and borrowed funds of $106.5 million and $3.5 million, respectively.

Cash and cash equivalents. Cash and cash equivalents increased $22.5 million to $37.4 million at December 31, 2020 from $15.0 million at December 31, 2019. This increase primarily resulted from an increase in customer deposits and borrowed funds and a decrease in securities, partially offset by an increase in loans.

Interest earning time deposits. Interest earning time deposits decreased $4.0 million, or 41.0%, to $5.7 million at December 31, 2020 from $9.7 million at December 31, 2019.  This decrease resulted from maturities of certificates of deposits with other financial institutions totaling $4.7 million, partially offset by purchases totaling $746,000 during the year.

Securities. Securities decreased $7.1 million, or 5.9%, to $113.0 million at December 31, 2020 from $120.1 million at December 31, 2019. This decrease primarily resulted from investment security sales, maturities and repayments totaling $67.1 million, partially offset by purchases of $56.8 million during the year.

Loans receivable. Net loans receivable increased $105.0 million, or 15.1%, to $800.3 million at December 31, 2020 from $695.3 million at December 31, 2019. The increase was driven by increases in the Corporation’s commercial mortgage, consumer, commercial business and residential mortgage portfolios of $55.7 million, $25.4 million, $22.5 million and $14.9 million, respectively, partially offset by a decrease in the home equity portfolio of $10.5 million.  Included in commercial business loan balances at December 31, 2020 was $30.4 million of loans made under the SBA's PPP lending program.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $4.4 million, or 0.43% of total assets, at December 31, 2020 compared to $3.2 million, or 0.34% of total assets, at December 31, 2019. Nonperforming assets consisted of nonperforming loans and real estate owned of $4.1 million and $344,000, respectively, at December 31, 2020 and $2.9 million and $249,000, respectively, at December 31, 2019. At December 31, 2020, nonperforming loans consisted primarily of residential mortgage and commercial mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $3.8 million and $1.8 million, respectively, at December 31, 2020. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the federal banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.  BOLI increased $181,000, or 1.2%, to $15.5 million at December 31, 2020 from $15.3 million at December 31, 2019.

Premises and equipment. Premises and equipment decreased $839,000 to $18.2 million at December 31, 2020 from $19.0 million at December 31, 2019. The overall decrease in premises and equipment during the year was due to depreciation and amortization of $1.4 million, partially offset by purchases of $1.2 million.  In addition, the Corporation sold $350,000 in assets and recorded asset write-downs of approximately $250,000.

Goodwill. Goodwill remained unchanged at $19.5 million at December 31, 2020 and 2019.  Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed during the year ended December 31, 2020.

Core deposit intangible. The core deposit intangible was $1.1 million at December 31, 2020, compared to $1.2 million at December 31, 2019. The core deposit intangible includes amounts associated with the assumption of deposits in the 2018 Community First Bancorp, Inc. (CFB) acquisition, the 2017 Northern Hancock Bank and Trust Co. (NHB) acquisition and the 2016 United American Savings Bank (UASB) acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $164,000 and $176,000 of intangible amortization in 2020 and 2019, respectively.

Deposits. Total deposits increased $106.5 million, or 13.5%, to $893.6 million at December 31, 2020 from $787.1 million at December 31, 2019. Interest bearing deposits increased $61.6 million, or 9.7%, and non-interest bearing deposits increased $44.9 million, or 30.2%.  These increases were driven by increases in  public funds and government stimulus deposits coupled with decreased consumer spending and the retention of certain PPP loan proceeds.

Borrowed funds. Borrowed funds increased $3.5 million, or 12.3%, to $32.1 million at December 31, 2020 from $28.6 million at December 31, 2019. Borrowed funds at December 31, 2020 consisted of short-term borrowings of $2.1 million and long-term borrowings of $30.0 million. Short-term borrowed funds at December 31, 2020 consisted of an outstanding balance of $2.1 million on a line of credit with a correspondent bank at rate of 4.25%. Long-term borrowed funds consisted of six $5.0 million FHLB term advances totaling $30.0 million, maturing between 2021 and 2025 and having fixed interest rates between 0.97% and 2.85%. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $5.6 million, or 6.5%, to $91.5 million at December 31, 2020 from $85.9 million at December 31, 2019. The increase was primarily due to net income of $6.7 million and an increase of $1.9 million in accumulated other comprehensive income, partially offset by common stock and preferred dividends paid of $3.3 million and $186,000, respectively.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $6.7 million and $8.0 million in 2020 and 2019, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	For the year ended December 31,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans, taxable	$771,073	$33,402	4.33%	$679,607	$31,824	4.68%
Loans, tax exempt	19,463	745	3.83%	20,736	812	3.92%
Total loans receivable	790,536	34,147	4.32%	700,343	32,636	4.66%
Securities, taxable	81,812	2,070	2.53%	87,544	2,258	2.58%
Securities, tax exempt	22,205	559	2.52%	16,995	457	2.69%
Total securities	104,017	2,629	2.53%	104,539	2,715	2.60%
Interest-earning deposits with banks	26,570	191	0.72%	31,905	566	1.77%
Federal bank stocks	6,040	371	6.14%	5,858	419	7.15%
Total interest-earning cash equivalents	32,610	562	1.72%	37,763	985	2.61%
Total interest-earning assets	927,163	37,338	4.03%	842,645	36,336	4.31%
Cash and due from banks	3,507			3,333
Other noninterest-earning assets	61,123			62,572
Total Assets	$991,793			$908,550
Interest-bearing liabilities:
Interest-bearing demand deposits	$471,766	$2,858	0.61%	$401,564	$2,630	0.65%
Time deposits	201,662	4,307	2.14%	223,222	4,457	2.00%
Total interest-bearing deposits	673,428	7,165	1.06%	624,786	7,087	1.13%
Borrowed funds, short-term	4,366	131	3.00%	4,663	183	3.93%
Borrowed funds, long-term	35,530	766	2.16%	31,845	813	2.55%
Total borrowed funds	39,896	897	2.25%	36,508	996	2.73%
Total interest-bearing liabilities	713,324	8,062	1.13%	661,294	8,083	1.22%
Noninterest-bearing demand deposits	175,279	—	—	149,744	—	—
Funding and cost of funds	888,603	8,062	0.91%	811,038	8,083	1.00%
Other noninterest-bearing liabilities	14,473			13,761
Total Liabilities	903,076			824,799
Stockholders' Equity	88,717			83,751
Total Liabilities and Stockholders' Equity	$991,793			$908,550
Net interest income		$29,276			$28,253

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.90%			3.09%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.16%			3.35%

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

(Dollar amounts in thousands)	For the year ended December 31,
	2020 versus 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$4,007	$(2,496)	$1,511
Securities	(13)	(73)	(86)
Interest-earning deposits with banks	(82)	(293)	(375)
Federal bank stocks	13	(61)	(48)
Total interest-earning assets	3,925	(2,923)	1,002

Interest expense:
Interest-bearing deposits	533	(455)	78
Borrowed funds, short-term	(11)	(41)	(52)
Borrowed funds, long-term	88	(135)	(47)
Total interest-bearing liabilities	610	(631)	(21)
Net interest income	$3,315	$(2,292)	$1,023

2020 Results Compared to 2019 Results

The Corporation reported net income available to common stockholders of $6.6 million and $7.8 million for 2020 and 2019, respectively. The $1.2 million, or 15.6%, decrease in net income was attributed to $2.5 million increase in the provision for loan losses and a $28,000 decrease in noninterest income, partially offset by a $1.0 million increase in net interest income and decreases in the provision for income taxes and noninterest expense of $227,000 and $104,000, respectively.  Returns on average equity and assets were 7.61% and 0.68%, respectively, for 2020, compared to 9.50% and 0.88%, respectively, for 2019.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $1.0 million to $29.3 million for 2020, compared to $28.3 million for 2019. This increase in net interest income can be attributed to an increase in tax equivalent interest income of $1.0 million.

Interest income. Tax equivalent interest income increased $1.0 million, or 2.8%, to $37.3 million for 2020, compared to $36.3 million for 2019. This increase can be attributed to a $1.5 million increase in interest earned on loans, partially offset by decreases in interest earned on deposits with banks and securities and dividends received on federal bank stocks of $375,000, $86,000 and $48,000, respectively.

Tax equivalent interest earned on loans receivable increased $1.5 million, or 4.6%, to $34.1 million for 2020, compared to $32.6 million for 2019. The average balance of loans increased $90.2 million, or 12.9%, generating $4.0 million of additional interest income on loans. Partially offsetting this increase, the average yield on loans decreased 34 basis points to 4.32% for 2020, versus 4.66% for 2019 causing an $2.5 million decrease in interest income.  Included in interest earned on loans for the year ended December 31, 2020, is $1.6 million of interest and fees earned on the SBA's PPP lending program.

Interest earned on interest-earning deposits with banks decreased $375,000, or 66.3%, to $191,000 for 2020, compared to $566,000 for 2019.   The average yield on interest-earning deposits decreased 105 basis points to 0.72% for 2020, versus 1.77% for 2019 causing a $293,000 decrease in interest income.  In addition, the average balance of these accounts decreased $5.3 million, or 16.7%, causing an $82,000 decrease in interest income.

Tax equivalent interest earned on securities decreased $86,000, or 3.2%, to $2.6 million for 2020, compared to $2.7 million for 2019. The average yield on securities decreased 7 basis points to 2.53% for 2020 versus 2.60% for 2019 causing a $73,000 decrease in interest income.  Additionally, the average balance of securities decreased $522,000 causing a $13,000 reduction in interest income.

Interest earned on federal bank stocks decreased $48,000, or 11.5%, to $371,000 for 2020, compared to $419,000 for 2019.  The average yield on federal bank stocks decreased 101 basis points to 6.14% for 2020 versus 7.15% for 2019 causing a $61,000 decrease in interest income.  Partially offsetting this decrease, the average balance of federal bank stocks increased $182,000, or 3.1%, resulting in $13,000 of additional interest income.

Interest expense. Interest expense decreased $21,000 to remain flat at $8.1 million for 2020 and 2019. This decrease can be attributed to a $99,000 decrease in interest expense on borrowed funds, partially offset by a $78,000 increase in interest expense on interest-bearing deposits.

Interest expense on deposits increased $78,000, or 1.1%, to $7.2 million for 2020, compared to $7.1 million for 2019.   The average balance of interest-bearing deposits increased $48.6 million, or 7.8%, causing a $533,000 increase in interest expense.  Partially offsetting this increase, the average rate on interest-bearing deposits decreased by 7 basis points to 1.06% for 2020 versus 1.13% for 2019 causing a $455,000 decrease in interest expense.

Interest expense on borrowed funds decreased $99,000, or 9.9%, to $897,000 for 2020, compared to $996,000 for 2019. The average rate on borrowed funds decreased 48 basis points to 2.25% for 2020 versus 2.73% for 2019 causing a $176,000 decrease in interest expense.  Partially offsetting this decrease, the average balance of borrowed funds increased $3.4 million, or 9.3%, to $39.9 million for 2020, compared to $36.5 million for 2019 causing a $77,000 increase in interest expense.

The following table reconciles interest income on the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable equivalent basis for the years ended December 31:

(Dollar amounts in thousands)	2020	2019
Interest income per Consolidated Statements of Income	$37,147	$36,145
Adjustment to fully taxable equivalent basis	191	191
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	37,338	36,336
Interest expense	8,062	8,083
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$29,276	$28,253

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

Nonperforming loans increased $1.2 million, or 41.1%, to $4.1 million at December 31, 2020 from $2.9 million at December 31, 2019. The increase in nonperforming loans was primarily related to an increase in non-accrual loans in the residential mortgage and commercial real estate portfolios of $664,000 and $706,000, respectively.

The provision for loan losses increased $2.5 million to $3.2 million for 2020 from $715,000 for 2019. The Corporation’s allowance for loan losses amounted to $9.6 million, or 1.18% of the Corporation’s total loan portfolio at December 31, 2020 compared to $6.6 million or 0.93% of total loans at December 31, 2019. The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2020 and 2019, was 233.5% and 225.5%, respectively. The allocation of the allowance for loan losses related to commercial real estate, residential mortgage and consumers loans increased during the year primarily as a result of growth in the balances, partially offset by a reduction of net charge-off in these portfolios.  In addition, the allowance increased in general, due to risk rating changes for loans which were granted payment deferrals in connection with the pandemic, an increase in criticized and classified loans and the addition of a specific pandemic qualitative allowance factor.  This pandemic factor, which was initially set at 2 basis points for the first quarter, increased to 9 basis points and added approximately $628,000 to the provision expense during the year ended December 31, 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is expected as a result of the pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision expense accordingly.  At December 31, 2020, there was no provision for loan losses allocated to loans acquired from UASB, NHB or CFB because the unaccreted purchase discount still exceeded the calculated allowance.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, security and loan sale gains and losses, and earnings on BOLI. Noninterest income decreased $28,000 and remained flat at $4.4 million for 2020 and 2019. The decrease in noninterest income is due to decreases in fees and service charges and earnings on BOLI of $659,000 and $165,000, respectively, partially offset by increases in gains on the sale of securities and loans and other income of $609,000, $127,000 and $60,000, respectively.  The reductions in fees and service charges was primarily caused by a substantial decrease in consumer spending related to the pandemic, resulting in higher deposit balances and less account overdrafts.  Additionally, the Corporation sold approximately $43.2 million of low yielding securities, in part to repay higher cost overnight borrowings, and to realize a gain of $687,000.

Noninterest expense. Noninterest expense decreased $104,000 to $22.0 million for 2020, compared to $22.1 million for 2019. This decrease was primarily related to decreases in compensation and employee benefits, professional fees and premises and equipment expense of $590,000, $87,000 and $73,000, respectively.  These decreases were partially offset by increases in other noninterest expense and FDIC insurance expense of $393,000 and $265,000, respectively.

Compensation and employee benefits expense decreased $590,000, or 5.0%, to $11.1 million for 2020, compared to $11.7 million for 2019.  Salary expense decreased $350,000 primarily due to lobby closures and reduced branch hours put in place as a result of the pandemic.  Also, the Corporation experienced a $146,000 reduction of expense related to employee retirement plans.

Professional fee expense decreased $87,000, or 9.4%, to $841,000 for 2020, compared to $928,000 for 2019.  This decrease is primarily related to a decrease in legal costs due to a decrease in foreclosure activity as a result of the pandemic.

Premises and equipment expense decreased $73,000, or 2.2%, to $3.3 million for 2020, compared to $3.4 million for 2019. This decrease primarily related to reductions in equipment service contract expense of $112,000, partially offset by an increase in building repairs and maintenance expense of $58,000.

Other noninterest expense increased $393,000, or 7.0%, to $6.0 million for 2020, compared to $5.6 million for 2019.  This increase primarily related to increases in item processing and software subscription expenses, and FHLB prepayment penalties of $501,000 and $238,000, respectively, partially offset by a reduction of $223,000 in travel, entertainment and conference expense, due to meeting and travel restrictions put in place because of the pandemic.

FDIC insurance expense increased $265,000, or 97.1%, to $538,000 for 2020, compared to $273,000 for 2019.  This increase was primarily related to an increase in assessment charges due to increases in non-performing assets and decreases in capital ratios during 2020 related to the pandemic and $215,000 in Small Bank Assessment credits received by the Bank and utilized in the third and fourth quarters of 2019.

The provision for income taxes decreased $227,000, or 13.7%, to $1.4 million for 2020, compared to $1.7 million for 2019 primarily due to the decrease in net income available to common stockholders.

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

The primary objective of the Corporation’s asset liability management function is to maximize the Corporation’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Corporation’s operating environment, capital and liquidity requirements, balance sheet mix, performance objectives and overall business focus. One of the primary measures of the exposure of the Corporation’s earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of interest-bearing liabilities.

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

Interest Rate Sensitivity Gap Analysis

The implementation of asset and liability initiatives and strategies and compliance with related policies, combined with other external factors such as demand for the Corporation’s products and economic and interest rate environments in general, has resulted in the Corporation typically maintaining a one-year cumulative interest rate sensitivity gap within internal policy limits of between a positive and negative 15% of total assets. The one-year interest rate sensitivity gap is identified as the difference between the Corporation’s interest-earning assets that are scheduled to mature or reprice within one year and interest-bearing liabilities that are scheduled to mature or reprice within one year.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2020, the Corporation’s interest-earning assets maturing or repricing within one year totaled $383.0 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $160.4 million, providing an excess of interest-earning assets over interest-bearing liabilities of $222.6 million or 21.6% of total assets. At December 31, 2020, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 238.8%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2020 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months or less	Six months to one year	One to three years	Three to four years	Over four years	Total
Total interest-earning assets	$283,739	$99,269	$244,145	65,137	$267,003	$959,293

Total interest-bearing liabilities	71,714	88,678	234,728	106,796	227,959	729,875

Interest rate sensitivity gap	$212,025	$10,591	$9,417	$(41,659)	$39,044	$229,418

Cumulative rate sensitivity gap	$212,025	$222,616	$232,033	$190,374	$229,418

Ratio of gap during the period to total interest earning assets	22.10%	1.10%	0.98%	(4.34% )	4.07%

Ratio of cumulative gap to total interest earning assets	22.10%	23.21%	24.19%	19.85%	23.92%

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

The Corporation has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point immediate increase or decrease in market interest rates, net interest income may not change by more than 8% for a one-year period.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2020 and 2019, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2020 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2020 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2020 Net interest income - increase (decrease)	3.53%	5.84%	(2.77%)	(1.87%)

2019 Net interest income - increase (decrease)	1.87%	2.06%	(1.83%)	(5.28%)

The expected increase in 2019 and 2020 net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having an excess of immediately repricing interest-earning assets over immediately repricing interest-bearing liabilities.

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

Capital Resources

Total stockholders’ equity increased $5.6 million, or 6.5%, to $91.5 million at December 31, 2020 from $85.9 million at December 31, 2019.  Net income available to common stockholders of $6.6 million in 2020 represented a decrease in earnings of $1.2 million, or 15.6%, compared to 2019. The Corporation’s capital to assets ratio decreased to 8.9% at December 31, 2020 from 9.4% at December 31, 2019.

While continuing to sustain a strong capital position, dividends on common stock increased to $3.3 million in 2020 from $3.1 million in 2019. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 39% of registered shareholder accounts active in the plan at December 31, 2020. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2020, the Bank was in excess of all regulatory capital requirements. See "Note 10 - Regulatory Matters" to the consolidated financial statements on page F-24.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2020, the Corporation used its sources of funds primarily to fund additional loans and increase interest-earning deposits. As of December 31, 2020, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $115.2 million, and standby letters of credit totaling $493,000, net of cash collateral maintained by the Bank. The Bank has established policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of borrowings.

At December 31, 2020, time deposits amounted to $187.9 million, or 21.0%, of the Corporation’s total consolidated deposits, including approximately $76.1 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2020, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $268.6 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.30 and $0.29 per common share for each of the four quarters of 2020 and 2019, respectively. On February 17, 2021, the Corporation declared a quarterly dividend of $0.30 per common share payable on March 19, 2021 to shareholders of record on March 1, 2021. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

The most significant accounting policies followed by the Corporation are presented in "Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements beginning on page F-8. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies:

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value.  As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general economic environment and financial markets, including the Corporation's market capitalization, represented an interim impairment indicator requiring continued evaluation.  Because of the economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the Step 1, quantitative analysis of goodwill as of November 30.  Based on the analysis performed, management concluded that the Corporation's goodwill was not impaired as of November 30, 2020.  If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.  See "Note 1 - Summary of Significant Accounting Policies" on page F-10 for the Corporation's accounting policy on goodwill and see "Note 6 - Goodwill and Intangible Assets" on page F-21 in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this item is incorporated herein by reference to the sections captioned “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 21, 2021 (the Proxy Statement).

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

As of December 31, 2020, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2020, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2020.  Our independent registered public accounting firm has not expressed an opinion on our internal control over financial reporting for the year ended December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Principal Beneficial Owners of the Corporation’s Common Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information With Respect to Nominees For Director, Continuing Director and Executive Officers” in the Proxy Statement.

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

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2020 with respect to shares of common stock that may be issued under our 2014 Stock Incentive Plan, which was approved by shareholders in April 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	—	$—	95,216

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	95,216

(1) The 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 81,650 shares of restricted stock have been granted at December 31, 2020.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)-(2)	Financial Statements and Schedules:

(i) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(b)	Exhibits are either attached as part of this Report or incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Emclaire Financial Corp (1)
3.2	Bylaws of Emclaire Financial Corp (2)
4.1	Specimen Common Stock Certificate of Emclaire Financial Corp (3)
4.2	Description of Emclaire Common Stock (13)
10.1	Amended and Restated Employment Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.2	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015 (12)*
10.3	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.4	Amended and Restated Change in Control Agreement between Emclaire Financial Corp, The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015 (12)*
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (4)*
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A. Roxbury, dated as of November 18, 2015 (6)*
10.7	Supplemental Executive Retirement Plan Agreement between the Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (5)*
10.8	Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Robert A. Vernick dated November 18, 2015 (12)*
10.9

First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and William C. Marsh, dated as of November 18, 2015 (6)*

10.10	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A Roxbury, dated as of November 18, 2015 (6)*
10.11	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (6)*
10.12	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees (7)*
10.13	Farmers National Bank Deferred Compensation Plan (8)*
10.14	Emclaire Financial Corp 2014 Stock Incentive Plan (9)*
11.1	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (10)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (11)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB40 for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2017.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2019.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008.
(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2016.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSBfor the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 19, 2021	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 19, 2021
Director
(Principal Executive Officer)
Date:	March 19, 2021

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 19, 2021	Date:	March 19, 2021

By:	/s/ James M. Crooks	By:	/s/ Henry H. Deible
	James M. Crooks		Henry H. Deible
	Director		Director
Date:	March 19, 2021	Date:	March 19, 2021

By:	/s/ Henry H. Deible II	By:	/s/ Robert W. Freeman
	Henry H. Deible II		Robert W. Freeman
	Director		Director
Date:	March 19, 2021	Date:	March 19, 2021

By:	/s/ Mark A. Freemer	By:	/s/ Steven J. Hunter
	Mark A. Freemer		Steven J. Hunter
	Director		Director
Date:	March 19, 2021	Date:	March 19, 2021

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 19, 2021	Date:	March 19, 2021

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 19, 2021

Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Emclaire Financial Corp

Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emclaire Financial Corp (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of net income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Qualitative Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Corporation's allowance for loan losses is a critical accounting estimate that requires significant management judgment in the evaluation of credit quality and the application of qualitative factors.  The allowance for loan losses includes components related to loans individually and collectively evaluated for impairment.  The specific component relates to loans individually evaluated for impairment which includes loans for which it is probable that the Corporation will be unable to collect principal and interest when due and restructured loans.  The general component relates to loans collectively evaluated for impairment, which is based on historical loss experience adjusted for qualitative factors.

The calculation of the general component of the allowance for loan losses involves significant estimates and subjective assumptions, which require a high degree of judgment.  The qualitative factors component of the general allowance is based on national and local economic and business conditions, changes in the nature and volume of the loan portfolio, quality of loan review systems, and changes in trends, volume and severity of past due, nonaccrual and classified loans, and loss and recovery trends.  The amount of the allowance for loan loss allocated is increased or decreased for each loan segment based on management's assessment of these qualitative factors.

We identified auditing the impact of qualitative factors in the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management's determination of qualitative factors involved especially subjective auditor judgment because management's estimate relies on an inherently subjective analysis to determine the quantitative impact the qualitative factors have on the allowance.  Management's analysis  of these factors requires significant judgment.

The primary procedures we performed to address this critical audit matter include:

Substantively testing management's process, including evaluating their judgments and assumptions, for developing the qualitative factors which included:

•	Evaluating the reliability and relevancy of data used as a basis for the adjustments relating to qualitative factors;
•	Evaluating the reasonableness of management's judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance;
•	Analytically evaluating the collectively evaluated for impairment component year over year;
•	Verifying the mathematical accuracy of the adjustment factors for the qualitative component;
•	Evaluating the reasonableness of the qualitative factor allowance allocation derived by management;
•	Recalculating the dollar amount of the reserve derived from the qualitative factor assessment; and
•	Agreeing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/ Crowe LLP

We have served as the Corporation's auditor since 2010.

Oak Brook, Illinois
March 19, 2021

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$3,526	$3,750
Interest earning deposits with banks	33,913	11,236
Total cash and cash equivalents	37,439	14,986
Interest earning time deposits	5,718	9,698
Securities - available-for-sale	113,041	120,107
Securities - equity investments	15	19
Loans held for sale	75	—
Loans receivable, net of allowance for loan losses of $9,580 and $6,556	800,338	695,348
Federal bank stocks, at cost	5,635	5,790
Bank-owned life insurance	15,468	15,287
Accrued interest receivable	3,786	2,600
Premises and equipment, net	18,202	19,041
Goodwill	19,460	19,460
Core deposit intangible, net	1,083	1,247
Prepaid expenses and other assets	12,063	11,713
Total Assets	$1,032,323	$915,296
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$193,752	$148,842
Interest bearing	699,875	638,282
Total deposits	893,627	787,124
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	30,000	26,500
Accrued interest payable	474	616
Accrued expenses and other liabilities	14,692	13,148
Total Liabilities	940,843	829,438
Commitments and Contingent Liabilities (Note 11)	—	—
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,823,229 and 2,810,729 shares issued; 2,721,212 and 2,708,712 shares outstanding	3,529	3,513
Additional paid-in capital	47,200	46,757
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	42,143	38,831
Accumulated other comprehensive loss	(3,484)	(5,335)
Total Stockholders' Equity	91,480	85,858
Total Liabilities and Stockholders' Equity	$1,032,323	$915,296

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2020	2019
Interest and dividend income
Loans receivable, including fees	$34,029	$32,507
Securities:
Taxable	2,070	2,258
Exempt from federal income tax	486	395
Federal bank stocks	371	419
Interest earning deposits with banks	191	566
Total interest and dividend income	37,147	36,145
Interest expense
Deposits	7,165	7,087
Short-term borrowed funds	131	183
Long-term borrowed funds	766	813
Total interest expense	8,062	8,083
Net interest income	29,085	28,062
Provision for loan losses	3,247	715
Net interest income after provision for loan losses	25,838	27,347
Noninterest income
Fees and service charges	1,498	2,157
Net gain on sales of available for sale securities	687	78
Net gain on sales of loans	241	114
Earnings on bank-owned life insurance	401	566
Other	1,536	1,476
Total noninterest income	4,363	4,391
Noninterest expense
Compensation and employee benefits	11,148	11,738
Premises and equipment	3,300	3,373
Intangible asset amortization	164	176
Professional fees	841	928
Federal deposit insurance	538	273
Other	6,027	5,634
Total noninterest expense	22,018	22,122
Income before provision for income taxes	8,183	9,616
Provision for income taxes	1,435	1,662
Net income	6,748	7,954
Preferred stock dividends	186	182
Net income available to common stockholders	$6,562	$7,772

Earnings per common share
Basic	$2.42	$2.88
Diluted	$2.41	$2.86

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2020	2019
Net income	$6,748	$7,954
Other comprehensive income
Unrealized gains on securities available-for-sale:
Unrealized holding gain arising during the period	3,634	1,861
Reclassification adjustment for gains included in net income	(687)	(78)
Net period change	2,947	1,783
Tax effect	(619)	(374)
Net of tax	2,328	1,409

Defined benefit pension plans:
Unrealized holding gain arising during the period	(871)	(742)
Reclassification adjustment for gains included in net income	268	252
Net period change	(603)	(490)
Tax effect	126	103
Net of tax	(477)	(387)

Total other comprehensive income	1,851	1,022
Comprehensive income	$8,599	$8,976

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019	$421	$3,785	$3,501	$46,401	$(2,114)	$34,190	$(6,357)	$79,827
Net income	—	—	—	—	—	7,954	—	7,954
Other comprehensive income	—	—	—	—	—	—	1,022	1,022
Cash dividends declared on preferred stock	—	—	—	—	—	(182)	—	(182)
Issuance of common stock for restricted stock awards (10,000 shares)	—	—	12	(12)	—	—	—	—
Stock compensation expense	—	—	—	368	—	—	—	368
Cash dividends declared on common stock ($1.16 per share)	—	—	—	—	—	(3,131)	—	(3,131)
Balance at December 31, 2019	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858

Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	6,748	—	6,748
Other comprehensive income	—	—	—	—	—	—	1,851	1,851
Cash dividends declared on preferred stock	—	—	—	—	—	(186)	—	(186)
Issuance of common stock for restricted stock awards (12,500 shares)	—	—	16	(16)	—	—	—	—
Stock compensation expense	—	—	—	459	—	—	—	459
Cash dividends declared on common stock ($1.20 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Balance at December 31, 2020	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$6,748	$7,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,406	1,388
Provision for loan losses	3,247	715
Amortization/accretion of premiums, discounts and deferred costs and fees, net	(213)	406
Amortization of operating lease right-of-use assets	136	132
Amortization of intangible assets and mortgage servicing rights	261	249
Realized gain on sales of debt securities, net	(687)	(78)
Change in fair value of equity securities	4	(12)
Net gain on sales of loans	(241)	(114)
Net (gain) loss on foreclosed real estate	3	(49)
Net loss on sale of premises and equipment	277	279
Loans originated for sale	(213)	(6,027)
Proceeds from the sale of loans originated for sale	144	6,178
Write-down of foreclosed real estate	56	37
Stock compensation expense	459	368
Increase in bank-owned life insurance	(401)	(406)
Proceeds from bank-owned life insurance claim	—	(160)
Decrease (increase) in deferred taxes	(603)	122
Increase in accrued interest receivable	(1,186)	(30)
Increase in prepaid expenses and other assets	(590)	(107)
Increase (decrease) in accrued interest payable	(142)	121
Increase (decrease) in accrued expenses and other liabilities	1,066	(538)
Net cash provided by operating activities	9,531	10,428
Cash flows from investing activities
Loan originations and principal collections, net	(113,305)	10,791
Proceeds from sales of loans held for sale previously classified as portfolio loans	5,260	967
Available-for-sale securities:
Sales	43,906	36,370
Maturities, repayments and calls	23,238	19,007
Purchases	(56,777)	(76,149)
Purchase of federal bank stocks	(3,190)	(1,946)
Redemption of federal bank stocks	3,345	2,507
Net change in interest earning time deposits	3,980	(2,960)
Proceeds from surrender of bank-owned life insurance	220	—
Proceeds from the sale of bank premises and equipment	397	251
Purchases of premises and equipment	(1,155)	(1,809)
Proceeds from the sale of foreclosed real estate	436	1,109
Net cash used in investing activities	(93,645)	(11,862)
Cash flows from financing activities
Net increase in deposits	106,503	25,578
Proceeds from long-term debt	20,000	—
Repayments on long-term debt	(16,500)	(6,000)
Net change in short-term borrowings	—	(10,800)
Dividends paid	(3,436)	(3,313)
Net cash provided by financing activities	106,567	5,465
Net increase in cash and cash equivalents	22,453	4,031
Cash and cash equivalents at beginning of period	14,986	10,955
Cash and cash equivalents at end of period	$37,439	$14,986
Supplemental information:
Interest paid	$8,204	$7,962
Income taxes paid	1,350	1,410
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	590	645
Initial recognition of operating lease right-of-use assets	—	1,642
Initial recognition of operating lease liabilities	—	1,858
Transfers from portfolio loans to loans held for sale	5,025	1,004

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Emclaire Financial Corp (the Corporation) and its wholly owned subsidiary, The Farmers National Bank of Emlenton (the Bank).  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. The Corporation provides a variety of financial services to individuals and businesses through its offices in Pennsylvania and West Virginia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgages, commercial business loans and consumer loans.

Use of Estimates and Classifications. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation. Such reclassifications did not affect net income or stockholders’ equity.  Additionally, the global spread of the coronavirus resulted in business and social disruption and was declared a Public Health Emergency of International Concern by the World Health Organization.  The operations and business results of the Corporation could be materially adversely effected.  Significant estimates as disclosed in Note 1, including the allowance for loan losses, valuation of financial instruments and the carrying of goodwill may be materially adversely impacted by national and local events designed to contain the coronavirus.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items, interest-earning deposits with other financial institutions and federal funds sold and due from correspondent banks. Interest-earning deposits are generally short-term in nature and are carried at cost. Federal funds are generally sold or purchased for one day periods. Net cash flows are reported for loan and deposit transactions and short-term borrowings.

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

Goodwill and Intangible Assets. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Goodwill is not amortized but is assessed at least annually for impairment, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount.  An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary.  When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value.  If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  In the event of an impairment, any such charges is recognized as a deduction from earnings in the period identified in an amount equal to the difference.   The Corporation performs an annual assessment as of November 30 each year.  Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Servicing Assets. Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  At December 31, 2020 and 2019, the outstanding balance of loans serviced for other totaled $26.8 million and $32.8 million, respectively, and are not included in the accompanying consolidated balance sheet.  At December 31, 2020 and 2019, the mortgage servicing rights associated with these outstanding balances were $165,000 and $211,000, respectively, and are included with other assets in the consolidated balance sheet.  In addition, for the years ended December 31, 2020 and 2019, the Corporation recognized $80,000 and $85,000, respectively, for the servicing of these loans and is recorded in other noninterest income,.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets and totaled $344,000 and $249,000 at December 31, 2020 and 2019, respectively. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.3 million and $545,000 at December 31, 2020 and 2019, respectively.

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

Comprehensive Income. Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available for sale and changes in the funded status of pension which are also recognized as separate components of equity.

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

 Newly Issued Not Yet Effective Accounting Standards.  In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial instruments. The main provisions of the guidance include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. The ASU was originally effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. However, on October 16, 2019, FASB announced a delay for the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022.  As the Corporation is a smaller reporting company, the delay would be applicable.  Management has selected a software vendor and is currently working through the implementation process.  The Corporation is reviewing available historical information in order to assess the expected credit losses and determine the impact the adoption of ASU 2016-13 will have on the financial statements.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes".  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020.  Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption.  The Corporation is currently evaluating the effect that this ASU will have on its financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  The Corporation has identified fourteen purchased participation loans totaling $40.4 million in outstanding balances and two tax-exempt commercial business loans totaling $2.5 million in outstanding balances tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Policies.  In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit.  The Corporation has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.  ASU 2017-04 was effective on January 1, 2020 and the adoption did not have a material impact on the Corporation's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement".  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Disclosures for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement were removed.  Additional disclosures were required relating to (a) changes in unrealized gains/losses in OCI for Level 3 fair value measurements for assets held at the end of the reporting period, and (b) the process of calculating weighted average for significant unobservable inputs used to develop Level 3 fair value measurements.  ASU 2018-03 was effective on January 1, 2020 and the adoption did not have a material impact on the Corporation's financial statement disclosures.

2.	Securities

Equity Securities. The Corporation held equity securities with fair values of $15,000 and $19,000 as of December 31, 2020 and 2019, respectively.  Changes in the fair value of these securities are included in other income on the consolidated statements of net income and is included in other noninterest income on the consolidated statement of income.  The Corporation recognized a loss of $4,000 and a gain of $12,000 on the equity securities held at December 31, 2020 and 2019, respectively.

Debt Securities - Available for Sale. The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
U.S. government sponsored entities and agencies	$3,036	$11	$(40)	$3,007
U.S. agency mortgage-backed securities: residential	16,151	436	(6)	16,581
U.S. agency collateralized mortgage obligations: residential	15,658	263	(10)	15,911
State and political subdivisions	53,834	1,781	(38)	55,577
Corporate debt securities	21,553	434	(22)	21,965
Total securities available-for-sale	$110,232	$2,925	$(116)	$113,041

December 31, 2019:
U.S. government sponsored entities and agencies	$7,069	$14	$(6)	$7,077
U.S. agency mortgage-backed securities: residential	40,868	291	(84)	41,075
U.S. agency collateralized mortgage obligations: residential	33,001	71	(235)	32,837
State and political subdivisions	27,848	217	(269)	27,796
Corporate debt securities	11,459	93	(230)	11,322
Total securities available-for-sale	$120,245	$686	$(824)	$120,107

Securities with carrying values of $36.0 million and $22.1 million as of December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains on sales of available for sale debt securities for the years ended December 31 were as follows:

	2020	2019
Proceeds	$43,906	$36,370
Gains	699	135
Losses	(12)	(57)
Tax provision related to gains (losses)	144	16

Notes to Consolidated Financial Statements

2.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$497	$500
Due after one year through five years	4,547	4,631
Due after five years through ten years	25,648	26,215
Due after ten years	47,731	49,203
Mortgage-backed securities: residential	16,151	16,581
Collateralized mortgage obligations: residential	15,658	15,911
Total securities available-for-sale	$110,232	$113,041

Information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020:
U.S. government sponsored entities and agencies	$1,996	$(40)	$—	$—	$1,996	$(40)
U.S. agency mortgage-backed securities: residential	1,547	(6)	—	—	1,547	(6)
U.S. agency collateralized mortgage obligations: residential	1,515	(4)	4,845	(6)	6,360	(10)
State and political subdivisions	1,705	(11)	1,641	(27)	3,346	(38)
Corporate debt securities	2,509	(10)	988	(12)	3,497	(22)
Total	$9,272	$(71)	$7,474	$(45)	$16,746	$(116)

December 31, 2019:
U.S. government sponsored entities and agencies	$—	$—	$2,032	$(6)	$2,032	$(6)
U.S. agency mortgage-backed securities: residential	14,578	(76)	2,325	(8)	16,903	(84)
U.S. agency collateralized mortgage obligations: residential	12,319	(32)	11,621	(203)	23,940	(235)
State and political subdivisions	15,636	(269)	—	—	15,636	(269)
Corporate debt securities	4,031	(229)	499	(1)	4,530	(230)
Total	$46,564	$(606)	$16,477	$(218)	$63,041	$(824)

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

There were 20 debt securities in an unrealized loss position as of December 31, 2020, of which 7 were in an unrealized loss position for more than 12 months. Of these 20 securities, 7 were corporate securities, 6 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 4 were state and political subdivisions securities, 2 were mortgage-backed securities and 1 was a U.S. government sponsored entities and agencies security. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2020 to be other-than-temporarily impaired.

3.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	December 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$308,031	$293,170
Home equity loans and lines of credit	87,088	97,541
Commercial real estate	285,625	229,951
Total real estate loans	680,744	620,662
Other loans:
Commercial business	89,139	66,603
Consumer	40,035	14,639
Total other loans	129,174	81,242
Total loans, gross	809,918	701,904
Less allowance for loan losses	9,580	6,556
Total loans, net	$800,338	$695,348

Included in total loans above are net deferred costs of $2.5 million and $2.6 million at December 31, 2020 and 2019, respectively.  In addition, included in commercial loans at December 31, 2020 are $30.4 million of Paycheck Protection Program (PPP) loans that are guaranteed by the Small Business Administration (SBA).  The Corporation received $2.1 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020 and $795,000 will be recognized in 2021 upon forgiveness by the SBA.

An allowance for loan losses (ALL) is maintained to absorb probable incurred losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of nonperforming loans.  While to Corporation has historically experienced strong trends in asset quality, as a result of the situation regarding the COVID-19 pandemic, management has recognized the need to incorporate factors into the allowance evaluation to help compensate for the effects of any credit deterioration due to the current economic situation.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2020	2019
Balance at the beginning of the year	$6,556	$6,508
Provision for loan losses	3,247	715
Charge-offs	(473)	(913)
Recoveries	250	246
Balance at the end of the year	$9,580	$6,556

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2020 and 2019:

		Home Equity
	Residential	& Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
At December 31, 2020:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(27)	(126)	(75)	(163)	(82)	(473)
Recoveries	6	15	107	70	52	250
Provision	486	105	2,250	134	272	3,247
Ending Balance	$2,774	$620	$5,180	$677	$329	$9,580

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$40	$20	$—	$60
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,774	620	5,140	657	329	9,520
Total	$2,774	$620	$5,180	$677	$329	$9,580

Total loans:
Individually evaluated for impairment	$329	$3	$1,639	$143	$—	$2,114
Acquired loans collectively evaluated for impairment	44,209	8,491	30,913	5,131	1,017	89,761
Originated loans collectively evaluated for impairment	263,493	78,594	253,073	83,865	39,018	718,043
Total	$308,031	$87,088	$285,625	$89,139	$40,035	$809,918

At December 31, 2019:
Beginning Balance	$2,198	$648	$3,106	$500	$56	$6,508
Charge-offs	(227)	(61)	(242)	(250)	(133)	(913)
Recoveries	40	6	134	—	66	246
Provision	298	33	(100)	386	98	715
Ending Balance	$2,309	$626	$2,898	$636	$87	$6,556

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$5
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,304	626	2,898	636	87	6,551
Total	$2,309	$626	$2,898	$636	$87	$6,556

Total loans:
Individually evaluated for impairment	$358	$4	$81	$40	$—	$483
Acquired loans collectively evaluated for impairment	60,523	10,901	41,993	7,930	1,982	123,329
Originated loans collectively evaluated for impairment	232,289	86,636	187,877	58,633	12,657	578,092
Total	$293,170	$97,541	$229,951	$66,603	$14,639	$701,904

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

At December 31, 2020 and 2019, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2020			For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$43	$—	$—
Home equity and lines of credit	—	—	—	2	—	—
Commercial real estate	380	380	40	106	17	11
Commercial business	78	78	20	53	5	4
Consumer	—	—	—	—	—	—
Total	$458	$458	$60	$204	$22	$15

	Impaired Loans with No Specific Allowance
	As of December 31, 2020		For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$440	$329	$300	$7	$7
Home equity and lines of credit	3	3	2	—	—
Commercial real estate	1,259	1,259	1,167	76	66
Commercial business	65	65	80	10	6
Consumer	—	—	—	—	—
Total	$1,767	$1,656	$1,549	$93	$79

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2019			For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$72	$72	$5	$72	$3	$3
Home equity and lines of credit	4	4	—	5	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$76	$76	$5	$77	$3	$3

	Impaired Loans with No Specific Allowance
	As of December 31, 2019		For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$398	$286	$301	$4	$4
Home equity and lines of credit	—	—	—	—	—
Commercial real estate	81	81	1,019	88	35
Commercial business	40	40	79	7	2
Consumer	—	—	—	—	—
Total	$519	$407	$1,399	$99	$41

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2020 and 2019, the Corporation had $396,000 and $409,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2020 and 2019, the Corporation had $6,000 and $5,000, respectively, of the allowance for loan losses allocated to these specific loans.

During the year ended December 31, 2020, the Corporation modified one commercial term loan with a recorded investment of $64,000.  In order to cure the delinquency on the loan, the maturity date was extended by 32 months and the loan payments reamortized over the extended period.  At December 31, 2020, there was $6,000 of allowance for loan losses allocated to this loan.  The modification did not have a material impact on the Corporation's income statement during the period.  During the year ended December 31, 2019, the Corporation initially reported one modified commercial mortgage loans with a recorded investment of $67,000.  Subsequently, it was determined that the parameters applied to the loan did not required reporting as a TDR.  As a result, the Corporation did not have any loans modified to TDR status for the year ending December 31, 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the year ended December 31, 2020 and 2019, there were no loans classified as TDRs which defaulted within twelve months of their modification.

Under the provisions of the CARES Act, as of December 31, 2020, the Corporation had granted modifications on 410 loans with an aggregate balance of $110.4 million, representing 13.6% of gross outstanding loan balances.  As of February 28, 2021, 28 loans with an aggregate balance of $35.4 million remained on deferral while 382 loans with an aggregate balance of $75.0 million have resumed normal repayment or paid off.  Also, as of February 28, 2021, hospitality (hotel and restaurant) loans comprised $32.8 million, or 92.7% of the loans remaining on deferral.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2020 and 2019:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020:
Residential first mortgages	$306,237	$—	$—	$1,794	$—	$308,031
Home equity and lines of credit	86,867	—	—	221	—	87,088
Commercial real estate	—	249,357	19,669	16,599	—	285,625
Commercial business	—	83,059	2,054	4,026	—	89,139
Consumer	39,987	—	—	48	—	40,035
Total loans	$433,091	$332,416	$21,723	$22,688	$—	$809,918

December 31, 2019:
Residential first mortgages	$291,843	$—	$—	$1,327	$—	$293,170
Home equity and lines of credit	97,087	—	—	454	—	97,541
Commercial real estate	—	216,744	5,370	7,837	—	229,951
Commercial business	—	64,636	204	1,763	—	66,603
Consumer	14,557	—	—	82	—	14,639
Total loans	$403,487	$281,380	$5,574	$11,463	$—	$701,904

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. As of December 31, 2020, the Corporation had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers.  Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As such, the modifications made under the CARES Act are not included in the Corporation's past due or nonaccrual loans as of December 31, 2020.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2020 and 2019:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
December 31, 2020:
Residential first mortgages	$304,161	$1,836	$239	$176	$1,619	$308,031
Home equity and lines of credit	86,093	446	328	146	75	87,088
Commercial real estate	283,373	580	41	18	1,613	285,625
Commercial business	88,614	72	46	239	168	89,139
Consumer	39,917	28	42	—	48	40,035
Total loans	$802,158	$2,962	$696	$579	$3,523	$809,918

December 31, 2019:
Residential first mortgages	$288,399	$2,405	$1,039	$372	$955	$293,170
Home equity and lines of credit	95,908	626	553	26	428	97,541
Commercial real estate	226,133	2,141	543	227	907	229,951
Commercial business	66,087	225	72	4	215	66,603
Consumer	14,458	84	15	—	82	14,639
Total loans	$690,985	$5,481	$2,222	$629	$2,587	$701,904

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December 31, 2020 and 2019:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
December 31, 2020:
Residential first mortgages	$220	$70	$—	$1,329	$1,619
Home equity and lines of credit	4	—	—	71	75
Commercial real estate	1,016	—	24	573	1,613
Commercial business	168	—	—	—	168
Consumer	—	—	—	48	48
Total loans	$1,408	$70	$24	$2,021	$3,523

December 31, 2019:
Residential first mortgages	$245	$—	$72	$638	$955
Home equity and lines of credit	4	—	—	424	428
Commercial real estate	28	309	31	539	907
Commercial business	—	—	175	40	215
Consumer	—	—	—	82	82
Total loans	$277	$309	$278	$1,723	$2,587

4.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $3.8 million and $1.8 million, respectively, at December 31, 2020, and $4.0 million and $1.8 million, respectively, at December 31, 2019.

5.	Premises, Equipment and Leases

Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2020	2019
Land	$5,290	$5,269
Buildings and improvements	15,228	15,127
Leasehold improvements	1,541	1,522
Furniture, fixtures and equipment	10,749	10,539
Software	3,440	3,397
Construction in progress	2	321
Total	36,250	36,175
Less: accumulated depreciation and amortization	18,048	17,134
Net premises and equipment	$18,202	$19,041

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 were $1.4 million and $1.4 million, respectively.

Notes to Consolidated Financial Statements

5.	Premises, Equipment and Leases (continued)

Leases

As of December 31, 2020, the Corporation leases real estate for five branch offices under various operating lease agreements.  The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods.  There are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.45 years as of December 31, 2020 compared to 12.99 years as of December 31,2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease terms as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was was 3.51% as of December 31, 2020 compared to 3.49% as of December 31, 2019.

The total operating lease costs were $192,000 and $194,000, respectively, for the years ended December 31, 2020 and 2019.  The right-of-use asset, included in other assets, and lease liability, included in other liabilities, were $1.4 million and $1.6 million, respectively, as of December 31, 2020, and $1.5 million and $1.7 million, respectively, as of December 31, 2019.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2020:

(Dollar amounts in thousands)
Year ending December 31:
2021	$217
2022	222
2023	222
2024	227
2025	212
Thereafter	851
Total minimum lease payments	1,951
Discount effect of cash flows	(400)
Present value of lease liabilities	$1,551

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,551	5,634	4,387
Total	$25,094	$4,551	$25,094	$4,387

The goodwill on the Corporation's financial statements resulted from five prior acquisitions.  Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general economic environment and financial markets, including the Corporation's market capitalization, represented an interim impairment indicator requiring continued evaluation.  Management performed a quarterly qualitative assessment beginning with the onset of the pandemic, concluding no impairment.  Because of the economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the annual, November 30, impairment testing, including the Step 0 and Step 1, qualitative and quantitative analyses to determine the fair value of the Corporation.  Based on the analysis performed, the fair value of the Corporation's equity was $89.0 million, which exceeded the recorded book value of $87.4 million as of November 30, 2020. Management concluded that the Corporation's goodwill was not impaired as of November 30, 2020.  Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur.  No goodwill impairment charges were recorded in 2020 or 2019.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $164,000 and $176,000 in 2020 and 2019, respectively.

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets (continued)

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows:

(Dollar amounts in thousands)	Amortization
Expense
2021	$154
2022	149
2023	149
2024	149
2025	143
Thereafter	339
Total	$1,083

7.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $5.5 million and $4.7 million at December 31, 2020 and 2019, respectively. During 2020, there were $1.3 million of principal additions while total principal reductions associated with these loans were $540,000. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2020 and 2019 totaled $3.1 million and $3.1 million, respectively.

8.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2020			2019
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$193,752	21.7%	—	$148,842	18.9%
Interest bearing demand deposits	0.42%	511,928	57.3%	0.76%	420,515	53.4%
Time deposits	2.03%	187,947	21.0%	2.17%	217,767	27.7%
Total	0.67%	$893,627	100.0%	1.01%	$787,124	100.0%

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	Percent
2021	$76,091	40.5%
2022	24,022	12.8%
2023	41,622	22.1%
2024	35,659	18.9%
2025	6,503	3.5%
Thereafter	4,050	2.2%
Total	$187,947	100.0%

Notes to Consolidated Financial Statements

8.	Deposits (continued)

The Corporation had a total of $58.7 million and $67.9 million in time deposits of $250,000 or more at December 31, 2020 and 2019, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2020 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$6,894
Over three months to six months	3,902
Over six months to twelve months	20,538
Over twelve months	27,374
Total	$58,708

9.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2020			2019
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$2,050	$4,366	3.00%	$2,050	$4,663	3.93%
Long-term borrowed funds	30,000	35,530	2.16%	26,500	31,845	2.55%
Total	$32,050	$39,896		$28,550	$36,508

Short-term borrowed funds at December 31, 2020 consisted of $2.1 million outstanding on a $4.5 million unsecured line of credit with a correspondent bank with a rate of 4.25%, compared to $2.1 million outstanding on a $7.0 million unsecured line of credit with a correspondent bank with a rate of 5.00% at December 31, 2019.

Long-term borrowed funds at December 31, 2020 consisted of six $5.0 million FHLB term advances totaling $30.0 million, maturing between 2021 and 2025 and having fixed interest rates between 0.97% and 2.85%. This compares to five $5.0 million FHLB advances totaling $25.0 million at December 31, 2019. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2020 totaled $436.3 million. In addition, the Corporation had a five year unsecured term advance with a correspondent bank, which was paid in full during June 2020.  At December 31, 2019, the outstanding balance on this term advance was $1.5 million.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2021	$7,050
2022	—
2023	10,000
2024	5,000
2025	10,000
Thereafter	—
Total	$32,050

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $30.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $137.7 million at December 31, 2020 was $268.6 million. In addition, the Corporation has $2.4 million of funds available on a line of credit through a correspondent bank.

Notes to Consolidated Financial Statements

10.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2020, $7.4 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $6.0 million. As of December 31, 2020 and 2019, the Corporation had no outstanding loans or advances from the Bank.

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

The Small Bank Holding Company threshold for consolidated assets is $3 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019 and subsequent periods.  Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of December 31, 2020, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

10.	Regulatory Matters (continued)

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$84,583	12.71%	$80,418	13.74%
For capital adequacy purposes	53,255	8.00%	46,836	8.00%
To be well capitalized	66,569	10.00%	58,544	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$76,246	11.45%	$73,862	12.62%
For capital adequacy purposes	39,941	6.00%	35,127	6.00%
To be well capitalized	53,255	8.00%	46,836	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$76,246	11.45%	$73,862	12.62%
For capital adequacy purposes	29,956	4.50%	26,345	4.50%
To be well capitalized	43,270	6.50%	38,054	6.50%
Tier 1 capital to average assets:
Actual	$76,246	7.58%	$73,862	8.17%
For capital adequacy purposes	40,213	4.00%	36,146	4.00%
To be well capitalized	50,267	5.00%	45,182	5.00%

11.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2020	2019
Current	$1,916	$1,437
Deferred	(481)	225
Total	$1,435	$1,662

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 21% for the years ended December 31, 2020 and 2019 is as follows:

(Dollar amounts in thousands)	2020		2019
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$1,718	21.0%	$2,019	21.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(219)	(2.7%)	(210)	(2.2%)
Earnings on bank-owned life insurance	(84)	(1.0%)	(85)	(0.9%)
Other, net	20	0.2%	(62)	(0.6%)
Provision	$1,435	17.5%	$1,662	17.3%

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,005	$1,365
Funded status of pension plan	1,516	1,389
Lease liability	326	358
Net unrealized loss on securities	—	26
Deferred compensation	444	417
Accrued incentive compensation	60	91
Nonaccrual loan interest income	48	40
Securities impairment	70	70
Stock compensation	105	91
Other	15	9
Gross deferred tax assets	4,589	3,856
Deferred tax liabilities:
Accrued pension liability	1,036	1,029
Depreciation	772	656
Deferred loan fees and costs	519	555
Lease right-of-use asset	289	317
Intangible assets	305	260
Net unrealized gains on securities	593	—
Business combination adjustments	188	137
Other	47	51
Gross deferred tax liabilities	3,749	3,005
Net deferred tax asset	$840	$851

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

At December 31, 2020 and December 31, 2019, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax, a capital-based franchise tax in the Commonwealth of Pennsylvania as well as a corporate income tax in West Virginia based on earnings derived from business activity in the state. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2017.

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$10,599	$9,482
Actual return on plan assets	1,156	1,534
Employer contribution	—	-
Benefits paid	(439)	(417)
Fair value of plan assets at end of year	11,316	10,599
Change in benefit obligation:
Benefit obligation at beginning of year	12,304	10,628
Interest cost	395	443
Actuarial (gain) loss	(29)	(22)
Effect of change in assumptions	1,357	1,672
Benefits paid	(439)	(417)
Benefit obligation at end of year	13,588	12,304
Funded status (plan assets less benefit obligation)	$(2,272)	$(1,705)
Amounts recognized in accumulated other comprehensive loss consists of:
Accumulated net actuarial loss	$7,220	$6,616
Accumulated prior service benefit	—	—
Amount recognized, end of year	$7,220	$6,616

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 15:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
Description	Total	Assets	Inputs
December 31, 2020:
Money markets	$143	$143	$—	$—
Mutual funds - debt	4,518	4,518	—	—
Mutual funds - equity	5,798	5,798	—	—
Emclaire stock	857	857	—	—
	$11,316	$11,316	$—	$—
December 31, 2019:
Money markets	$385	$385	$—	$—
Mutual funds - debt	4,322	4,322	—	—
Mutual funds - equity	4,981	4,981	—	—
Emclaire stock	911	911	—	—
	$10,599	$10,599	$—	$—

There were no transfers between Level 1 and Level 2 during 2019.

The accumulated benefit obligation for the defined benefit pension plan was $13.6 million and $12.3 million at December 31, 2020 and 2019, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2020	2019
Interest cost	$395	$443
Expected return on plan assets	(699)	(626)
Amortization of prior service beneft and net loss	268	252
Net periodic pension cost	(36)	69
Amortization of prior service benefit and net loss	(268)	(252)
Net loss	871	742
Total recognized in other comprehensive loss	603	490
Total recognized in net periodic benefit and other comprehensive loss	$567	$559

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $293,000 as of December 31, 2020.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2020	2019
Discount rate for net periodic benefit cost	3.28%	4.26%
Discount rate for benefit obligations	2.54%	3.28%
Expected rate of return on plan assets	6.75%	6.75%

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The Corporation’s pension plan asset allocation at December 31, 2020 and 2019, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2021	2020	2019	2020
Equity securities	55%	59%	56%	5.15%
Debt securities	37%	40%	41%	1.57%
Money markets	8%	1%	3%	0.03%
	100%	100%	100%	6.75%

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

The Corporation does currently not expect to make a contribution to its pension plan in 2021.

Estimated future benefit payments are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2021	$470
2022	506
2023	507
2024	516
2025	551
2026-2030	2,762

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2020 and 2019, matching contributions were $260,000 and $266,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2020 and 2019, the Corporation made profit sharing contributions of $143,000 and $140,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2020 and 2019, the Corporation’s SERP liability was $2.0 million and $1.9 million, respectively. For the years ended December 31, 2020 and 2019, the Corporation recognized expense of $205,000 and $224,000, respectively, related to the SERP.

Notes to Consolidated Financial Statements

14.	Stock Compensation Plans

In April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 6,783 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

During 2020 and 2019, the Corporation granted restricted stock awards of 16,000 and 17,950 shares, respectively, with a face value of $392,000 and $558,000, respectively, based on the weighted-average grant date stock prices of $24.48 and $31.10, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation. There were no stock options granted during 2020 or 2019. For the year ended December 31, 2020 and 2019 the Corporation recognized $459,000 and $368,000, respectively, in stock compensation expense.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2020, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2020	44,450	$31.11
Granted	16,000	24.48
Vested	(12,500)	31.37
Forfeited	—	—
Nonvested as of December 31, 2020	47,950	$28.83

As of December 31, 2020, there was $884,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$3,007	$—	$3,007	$—
U.S. agency mortgage-backed securities: residential	16,581	—	16,581	—
U.S. agency collateralized mortgage obligations: residential	15,911	—	15,911	—
State and political subdivision	55,577	—	55,577	—
Corporate debt securities	21,965	—	19,959	2,006
Total available-for-sale securities	$113,041	$—	$111,035	$2,006

Equity securities	$15	$15	$—	$—

December 31, 2019:
Securities available-for-sale
U.S. government sponsored entities and agencies	$7,077	$—	$7,077	$—
U.S. agency mortgage-backed securities: residential	41,075	—	41,075	—
U.S. agency collateralized mortgage obligations: residential	32,837	—	32,837	—
State and political subdivisions	27,796	—	27,796	—
Corporate debt securities	11,322	—	7,300	4,022
Total available-for-sale securities	$120,107	$—	$116,085	$4,022

Equity securities	$19	$19	$—	$—

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.  During 2020, certain corporate debt securities were tranferred out of Level 3 because of the availability of market pricing.  During 2019, certain corporate debt securities were purchased and placed into Level 3 because of a lack of observable market data.  The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2020 and 2019:

(Dollar amounts in thousands)	2020	2019
Balance at the beginning of the period	$4,022	$3,500
Total gains or losses (realized/unrealized):
Included in other comprehensive income	234	(228)
Purchased into Level 3	—	1,250
Transfers in and/or out of Level 3	(2,250)	(500)
Balance at the end of the period	$2,006	$4,022

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  As of December 31, 2020, the Corporation had two impaired commercial real estate loans carried at a fair value of $340,000, which consisted of the outstanding balance of the outstanding balance of $380,000 less a specific reserve of $40,000.  In addition, the Corporation had three commercial business loans carried at a fair value of $58,000, which consisted of the outstanding balance of the outstanding balance of $78,000 less a specific reserve of $20,000.  As of December 31, 2019, the Corporation did not have any impaired loans carried at fair value measured using the fair value of collateral.  During the years ended December 31, 2020 and 2019, there was additional provision for loan losses of $81,000 and $63,000, respectively, recorded for impaired loans.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2020, OREO measured at fair value less costs to sell had a net carrying amount of $9,000, which consisted of the outstanding balance of $18,000 less write-downs of $9,000.  As of December 31, 2019, OREO measured at fair value less costs to sell had a net carrying amount of $88,000, which consisted of the outstanding balance of $91,000 less write-downs of $3,000.

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

For assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020:
Impaired commercial business loans	$58	$—	$—	$58
Impaired commercial real estate loans	340	—	—	340
Other real estate owned	9	—	—	9
Total	$407	$—	$—	$407

December 31, 2019:
Other real estate owned	$88	$—	$—	$88
Total	$88	$—	$—	$88

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
December 31, 2020:
Impaired commercial business loans	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	340	Sales comparison approach	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2019:
Other real estate owned	$88	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at December 31, 2020 were two unsecured commercial business loans totaling $14,000.  At December 31, 2019, there was one impaired residential mortgage loan totaling $67,000 and one impaired home equity loan totaling $4,000 which were classified as TDRs and measured using a discounted cash flow methodology.

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

During the first quarter of 2018, the Corporation adopted ASU 2016-01 that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020:
Financial Assets:
Cash and cash equivalents	$37,439	$37,439	$37,439	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	113,041	113,041	—	111,035	2,006
Securities - equities	15	15	15	—	—
Loans held for sale	75	75	—	75	—
Loans, net	800,338	807,170	—	—	807,170
Federal bank stock	5,635	N/A	N/A	N/A	N/A
Accrued interest receivable	3,786	3,786	52	513	3,221
Total	$966,047	$967,244	$37,506	$117,341	$812,397
Financial Liabilities:
Deposits	893,627	899,446	705,680	193,766	—
Borrowed funds	32,050	33,256	—	33,256	—
Accrued interest payable	474	474	19	455	—
Total	$926,151	$933,176	$705,699	$227,477	$—

December 31, 2019:
Financial Assets:
Cash and cash equivalents	$14,986	$14,986	$14,986	$—	$—
Interest earning time deposits	9,698	9,698	—	9,698	—
Securities - available-for-sale	120,107	120,107	—	116,085	4,022
Securities - equities	19	19	19	—	—
Loans, net	695,348	697,990	—	—	697,990
Federal bank stock	5,790	N/A	N/A	N/A	N/A
Accrued interest receivable	2,600	2,600	78	419	2,103
Total	$848,548	$845,400	$15,083	$126,202	$704,115
Financial Liabilities:
Deposits	787,124	793,999	569,357	224,642	—
Borrowed funds	28,550	29,133	—	29,133	—
Accrued interest payable	616	616	51	565	—
Total	$816,290	$823,748	$569,408	$254,340	$—

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$3,749	$3,737	$1,646	$10,840
Unused lines of credit	20,229	87,478	21,928	88,071
Total	$23,978	$91,215	$23,574	$98,911

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $493,000 and $548,000 at December 31, 2020 and 2019, respectively. The current amount of the liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued is not material.

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2020	2019
Assets:
Cash and cash equivalents	$114	$40
Equity in net assets of subsidiaries	88,132	84,065
Goodwill	5,190	5,190
Other assets	134	171
Total Assets	$93,570	$89,466
Liabilities and Stockholders' Equity:
Other short-term borrowed funds	$2,050	$2,050
Long-term borrowed funds	—	1,500
Accrued expenses and other liabilities	40	58
Stockholders' equity	91,480	85,858
Total Liabilities and Stockholders' Equity	$93,570	$89,466

Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Income
(Dollar amounts in thousands)	2020	2019
Income:
Dividends from subsidiaries	$5,186	$4,688
Expense:
Interest expense	118	205
Noninterest expense	710	634
Total expense	828	839
Income before income taxes and undistributed subsidiary income	4,358	3,849
Undistributed equity in net income of subsidiary	2,216	3,922
Net income before income taxes	6,574	7,771
Income tax benefit	174	183
Net income	$6,748	$7,954
Comprehensive income	$8,599	$8,976

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2020	2019
Operating activities:
Net income	$6,748	$7,954
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(2,216)	(3,922)
Other, net	478	303
Net cash provided by operating activities	5,010	4,335

Financing activities:
Net change in borrowings	(1,500)	(1,000)
Dividends paid	(3,436)	(3,313)
Net cash used in financing activities	(4,936)	(4,313)
Increase (decrease) in cash and cash equivalents	74	22
Cash and cash equivalents at beginning of period	40	18
Cash and cash equivalents at end of period	$114	$40

Notes to Consolidated Financial Statements

17.	Other Noninterest Income and Expense

Other noninterest income includes electronic banking fees of $1.4 million and $1.4 million for 2020 and 2019, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2020	2019
Subscriptions	$752	$607
Customer bank card processing	700	697
Item processing	669	310
Telephone and data communications	572	567
Pennsylvania shares and use taxes	474	482
Correspondent bank and courier fees	402	411
Internet banking and bill pay	357	347
Credit bureau and other loan expense	246	132
Marketing and advertising	240	264
FHLB prepayment penalties	238	—
Printing and supplies	219	278
Bad checks and other losses	193	199
Regulatory examinations	186	204
Charitable contributions	185	240
Travel, entertainment and conferences	167	390
Postage and freight	148	169
Memberships and dues	99	112
Other	180	225
Total other noninterest expenses	$6,027	$5,634

18.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2020	2019
Net income	$6,748	$7,954
Less: Preferred stock dividends	186	182
Net income available to common stockholders	$6,562	$7,772
Average common shares outstanding	2,709,532	2,699,397
Add: Dilutive effects of restricted stock awards	17,815	19,349
Average shares and dilutive potential common shares	2,727,347	2,718,746
Basic earnings per common share	$2.42	$2.88
Diluted earnings per common share	$2.41	$2.86

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss)

The following are changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2020:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income (loss) before reclassification	2,871	(689)	2,182
Amounts reclassified from accumulated other comprehensive income (loss)	(543)	212	(331)
Net current period other comprehensive income (loss)	2,328	(477)	1,851
Accumulated Other Comprehensive Income (Loss) at December 31, 2020	$2,220	$(5,704)	$(3,484)

The following are significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2020:

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the year ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	December 31, 2020	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(687)	Net gain on sale of available-for-sale securities
Tax effect	144	Provision for income taxes
Total security reclassifications for the period	(543)

Amortization of defined benefit pension items
Prior service costs	—	Other noninterest income
Actuarial gains	268	Compensation and employee benefits
Total before tax	268
Tax effect	(56)	Provision for income taxes
Total defined benefit pension reclassifications for the period	212
Total reclassifications for the period	$(331)	Net of tax

The following are changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2019:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2019	$(1,517)	$(4,840)	$(6,357)
Other comprehensive income (loss) before reclassification	1,471	(586)	885
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	199	137
Net current period other comprehensive income (loss)	1,409	(387)	1,022
Accumulated Other Comprehensive Income (Loss) at December 31, 2019	$(108)	$(5,227)	$(5,335)

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss) (continued)

The following are significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2019:

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the year ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	December 31, 2019	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(78)	Net gain on sale of available-for-sale securities
Tax effect	16	Provision for income taxes
Total security reclassifications for the period	(62)

Amortization of defined benefit pension items
Prior service costs	—	Other noninterest income
Actuarial gains	252	Compensation and employee benefits
Total before tax	252
Tax effect	(53)	Provision for income taxes
Total defined benefit pension reclassifications for the period	199
Total reclassifications for the period	$137	Net of tax

20.	Revenue Recognition

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

Service charges on deposits: The Corporation earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

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

The following table presents the Corporation's sources of noninterest income for the year ended December 31:

(Dollar amounts in thousands)	2020	2019
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$203	$190
Overdraft fees	1,044	1,657
Other fees	251	310
Electronic banking fees (1)	1,497	1,446
Noninterest income (in-scope of Topic 606)	2,995	3,603
Noninterest income (out-of-scope of Topic 606)	1,368	788
Total noninterest income	$4,363	$4,391

(1) included in other noninterest income on the Consolidated Statements of Net Income