Form 10-Q
period 2021-03-31
EMCLAIRE FINANCIAL CORP
filed 2021-05-14
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer ☐                Accelerated filer ☐                      Non-accelerated filer ☒

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

The number of shares outstanding of the Registrant’s common stock was 2,721,212 at May 14, 2021.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2021 and December 31, 2020
(Dollar amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$3,545	$3,526
Interest earning deposits with banks	54,371	33,913
Total cash and cash equivalents	57,916	37,439
Interest earning time deposits	5,718	5,718
Securities - available-for-sale	141,871	113,041
Securities - equity investments	13	15
Loans held for sale	48	75
Loans receivable, net of allowance for loan losses of $9,685 and $9,580	785,503	800,338
Federal bank stocks, at cost	5,711	5,635
Bank-owned life insurance	15,562	15,468
Accrued interest receivable	4,217	3,786
Premises and equipment, net	18,095	18,202
Goodwill	19,460	19,460
Core deposit intangible, net	1,044	1,083
Prepaid expenses and other assets	12,553	12,063
Total Assets	$1,067,711	$1,032,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$215,887	$193,752
Interest bearing	710,340	699,875
Total deposits	926,227	893,627
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	30,000	30,000
Accrued interest payable	468	474
Accrued expenses and other liabilities	18,096	14,692
Total Liabilities	976,841	940,843
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,823,229 shares issued; 2,721,212 shares outstanding	3,529	3,529
Additional paid-in capital	47,312	47,200
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	43,501	42,143
Accumulated other comprehensive loss	(5,564)	(3,484)
Total Stockholders' Equity	90,870	91,480
Total Liabilities and Stockholders' Equity	$1,067,711	$1,032,323

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2021 and 2020
(Dollar amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020
Interest and dividend income:
Loans receivable, including fees	$8,295	$7,981
Securities:
Taxable	501	664
Exempt from federal income tax	202	84
Federal bank stocks	69	108
Interest earning deposits with banks	31	66
Total interest and dividend income	9,098	8,903
Interest expense:
Deposits	1,267	1,940
Borrowed funds	179	273
Total interest expense	1,446	2,213
Net interest income	7,652	6,690
Provision for loan losses	275	792
Net interest income after provision for loan losses	7,377	5,898
Noninterest income:
Fees and service charges	326	451
Net realized gain on sales of securities	26	78
Net gain on sales of loans	102	—
Earnings on bank-owned life insurance	95	94
Other	503	402
Total noninterest income	1,052	1,025
Noninterest expense:
Compensation and employee benefits	3,023	2,912
Premises and equipment	862	794
Intangible asset amortization	39	42
Professional fees	270	221
Federal deposit insurance	157	103
Other	1,463	1,418
Total noninterest expense	5,814	5,490
Income before provision for income taxes	2,615	1,433
Provision for income taxes	441	243
Net income	$2,174	$1,190
Basic earnings per common share	$0.80	$0.44
Diluted earnings per common share	0.79	0.44
Average common shares outstanding - basic	2,721,212	2,708,712
Average common shares outstanding - diluted	2,740,189	2,723,610

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three months ended March 31, 2021 and 2020
(Dollar amounts in thousands)

	For the three months ended March 31,
	2021	2020
Net income	$2,174	$1,190
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(2,607)	1,595
Reclassification adjustment for (gains) losses included in net income	(26)	(78)
Net period change	(2,633)	1,517
Tax effect	553	(320)
Net of tax	(2,080)	1,197
Comprehensive income	$94	$2,387

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2021 and 2020
(Dollar amounts in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$2,174	$1,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	348	354
Provision for loan losses	275	792
Amortization/accretion of premiums, discounts and deferred costs and fees, net	(214)	265
Amortization of operating lease right-of-use assets	35	34
Amortization of intangible assets and mortgage servicing rights	65	62
Realized gain on sales of debt securities, net	(26)	(78)
Change in fair value of equity securities	2	10
Net gain on sales of loans	(102)	—
Net (gain) loss on foreclosed real estate	(17)	5
Loans originated for sale	(3,068)	—
Proceeds from the sale of loans originated for sale	3,198	—
Stock compensation expense	112	112
Increase in bank-owned life insurance	(95)	(94)
Increase in accrued interest receivable	(431)	(261)
Increase in prepaid expenses and other assets	(320)	(59)
Increase (decrease) in accrued interest payable	(6)	45
Increase (decrease) in accrued expenses and other liabilities	3,404	(386)
Net cash provided by operating activities	5,334	1,991
Cash flows from investing activities
Loan originations and principal collections, net	14,159	(40,577)
Proceeds from sales of loans held for sale previously classified as portfolio loans	700	—
Available-for-sale securities:
Sales	—	8,226
Maturities, repayments and calls	4,202	5,772
Purchases	(35,723)	(6,786)
Purchase of federal bank stocks	(404)	(2,512)
Redemption of federal bank stocks	328	1,436
Net change in interest earning time deposits	—	750
Proceeds from surrender of bank-owned life insurance	—	220
Purchases of premises and equipment	(241)	(312)
Proceeds from the sale of foreclosed real estate	338	115
Net cash used in investing activities	(16,641)	(33,668)
Cash flows from financing activities
Net increase (decrease) in deposits	32,600	(4,408)
Proceeds from long-term debt	—	20,000
Repayments on long-term debt	—	(250)
Net change in short-term borrowings	—	12,250
Dividends paid	(816)	(812)
Net cash provided by financing activities	31,784	26,780
Net increase (decrease) in cash and cash equivalents	20,477	(4,897)
Cash and cash equivalents at beginning of period	37,439	14,986
Cash and cash equivalents at end of period	$57,916	$10,089
Supplemental information:
Interest paid	$1,452	$2,168
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	—	209
Transfers from portfolio loans to loans held for sale	700	—
Bonds purchased, not yet settled	3,544	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	$421	$3,785	$3,513	$46,869	$(2,114)	$39,209	$(4,138)	$87,545

Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	2,174	—	2,174
Other comprehensive loss	—	—	—	—	—	—	(2,080)	(2,080)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at March 31, 2021	$421	$3,785	$3,529	$47,312	$(2,114)	$43,501	$(5,564)	$90,870

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2020, as contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

1.	Nature of Operations and Basis of Presentation (continued)

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic.  Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020.  The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.  The Corporation implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions.  Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans.  Recently, Section 541 of the Consolidated Appropriations Act, 2021, has extended this relief to the earlier of 60 days after the end of the national emergency proclamation or January 1, 2022.  Specific detail describing these modifications made in relation to the CARES Act can be found in the TDR discussion in "Note 4 - Loans" on page 15.

Following the enactment of these provisions, in December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic.  This included additional stimulus payments to individuals and their dependents, the extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.  The Bank was a lender for the initial SBA program and closed 688 PPP loans totaling $54.9 million.  As of April 30, 2021, 640 loans totaling $48.3 million were fully repaid, including 5 loan totaling $66,000 that were voluntarily repaid, rather than forgiven by the SBA.  Five loans had aggregate unforgiven balances totaling $97,000, two of which have remaining outstanding balances totaling $96,000.  The Bank is also participating in the second round of the program and through April 30, 2021 has closed 390 loans totaling $26.5 million.  There are an additional 59 loans totaling $1.9 million awaiting final processing and approval.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended March 31,
	2021	2020
Net income	$2,174	$1,190
Less: Preferred stock dividends	—	—
Net income available to common stockholders	$2,174	$1,190
Average common shares outstanding	2,721,212	2,708,712
Add: Dilutive effects of restricted stock awards	18,977	14,898
Average shares and dilutive potential common shares	2,740,189	2,723,610
Basic earnings per common share	$0.80	$0.44
Diluted earnings per common share	$0.79	$0.44

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $13,000 and $15,000 at March 31, 2021 and December 31, 2020, respectively. Changes in the fair value of these securities are included in other noninterest income on the consolidated statements of net income. During the three months ended March 31, 2021 and 2020, the Corporation recognized losses of $2,000 and $10,000, respectively, on equity securities held at March 31. During the three months ended March 31, 2021 and 2020, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of March 31, 2021 and December 31, 2020:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021:
U.S. government sponsored entities and agencies	$6,035	$36	$(12)	$6,059
U.S. agency mortgage-backed securities: residential	19,826	340	(121)	20,045
U.S. agency collateralized mortgage obligations: residential	22,573	233	(130)	22,676
State and political subdivisions	69,519	742	(1,018)	69,243
Corporate debt securities	23,742	222	(116)	23,848
Total securities available-for-sale	$141,695	$1,573	$(1,397)	$141,871

December 31, 2020:
U.S. government sponsored entities and agencies	$3,036	$11	$(40)	$3,007
U.S. agency mortgage-backed securities: residential	16,151	436	(6)	16,581
U.S. agency collateralized mortgage obligations: residential	15,658	263	(10)	15,911
State and political subdivisions	53,834	1,781	(38)	55,577
Corporate debt securities	21,553	434	(22)	21,965
Total securities available-for-sale	$110,232	$2,925	$(116)	$113,041

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4,547	4,597
Due after five years through ten years	30,848	31,028
Due after ten years	63,901	63,525
Mortgage-backed securities: residential	19,826	20,045
Collateralized mortgage obligations: residential	22,573	22,676
Total securities available-for-sale	$141,695	$141,871

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021:
U.S. government sponsored entities and agencies	$1,988	$(12)	$—	$—	$1,988	$(12)
U.S. agency mortgage-backed securities: residential	7,598	(121)	—	—	7,598	(121)
U.S. agency collateralized mortgage obligations: residential	7,899	(128)	2,053	(2)	9,952	(130)
State and political subdivisions	35,270	(1,009)	1,655	(9)	36,925	(1,018)
Corporate debt securities	8,373	(101)	485	(15)	8,858	(116)
Total	$61,128	$(1,371)	$4,193	$(26)	$65,321	$(1,397)

December 31, 2020:
U.S. government sponsored entities and agencies	$1,996	$(40)	$—	$—	$1,996	$(40)
U.S. agency mortgage-backed securities: residential	1,547	(6)	—	—	1,547	(6)
U.S. agency collateralized mortgage obligations: residential	1,515	(4)	4,845	(6)	6,360	(10)
State and political subdivisions	1,705	(11)	1,641	(27)	3,346	(38)
Corporate debt securities	2,509	(10)	988	(12)	3,497	(22)
Total	$9,272	$(71)	$7,474	$(45)	$16,746	$(116)

Gains and losses on sales of securities for the three months ended March 31, 2021 and 2020 were as follows:

(Dollar amounts in thousands)	For the three months ended March 31,
	2021	2020
Proceeds	$—	$8,226
Gains	26	82
Losses	—	(4)
Tax provision related to gains (losses)	5	16

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

There were 100 debt securities in an unrealized loss position as of March 31, 2021, four of which were in an unrealized loss position for more than 12 months. Of these 100 securities, 62 were state and political subdivision securities, 23 were corporate securities, eight were collateralized mortgage obligations (issued by U.S. government sponsored entities), six were mortgage-backed securities and one was a U.S government sponsored entities and agencies security. Management believes the unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of March 31, 2021 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential first mortgages	$298,491	$308,031
Home equity loans and lines of credit	83,523	87,088
Commercial real estate	285,133	285,625
Total real estate loans	667,147	680,744
Other loans:
Commercial business	84,953	89,139
Consumer	43,088	40,035
Total other loans	128,041	129,174
Total loans, gross	795,188	809,918
Less allowance for loan losses	9,685	9,580
Total loans, net	$785,503	$800,338

Included in total loans above are net deferred costs of $1.8 million and $2.5 million at March 31, 2021 and December 31, 2020, respectively. In addition, included in commercial loans at March 31, 2021 and December 31, 2020 were $32.6 million and $30.4 million, respectively, of Paycheck Protection Program (PPP) loans that are guaranteed by the Small Business Administration (SBA).  The Corporation received $3.3 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020, $641,000 was recognized in the quarter ended March 31, 2021 and $1.4 million will be recognized in future periods upon forgiveness by the SBA.

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

At March 31, 2021, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended March 31, 2021:
Allowance for loan losses:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	—	(94)	—	(90)	(184)
Recoveries	—	8	—	—	6	14
Provision	(114)	(43)	386	(65)	111	275
Ending Balance	$2,660	$585	$5,472	$612	$356	$9,685

At March 31, 2021:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$1	$—	$33	$6	$—	$40
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,659	585	5,439	606	356	9,645
Total	$2,660	$585	$5,472	$612	$356	$9,685
Total loans:
Individually evaluated for impairment	$320	$4	$1,467	$129	$—	$1,920
Acquired loans collectively evaluated for impairment	40,182	7,780	29,169	3,389	901	81,421
Originated loans collectively evaluated for impairment	257,989	75,739	254,497	81,435	42,187	711,847
Total	$298,491	$83,523	$285,133	$84,953	$43,088	$795,188

At December 31, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$40	$20	$—	$60
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,774	620	5,140	657	329	9,520
Total	$2,774	$620	$5,180	$677	$329	$9,580
Total loans:
Individually evaluated for impairment	$329	$3	$1,639	$143	$—	$2,114
Acquired loans collectively evaluated for impairment	44,209	8,491	30,913	5,131	1,017	89,761
Originated loans collectively evaluated for impairment	263,493	78,594	253,073	83,865	39,018	718,043
Total	$308,031	$87,088	$285,625	$89,139	$40,035	$809,918

Three months ended March 31, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(39)	(73)	—	(15)	(138)
Recoveries	—	—	3	—	7	10
Provision	31	54	606	45	56	792
Ending Balance	$2,329	$641	$3,434	$681	$135	$7,220

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2021:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2021			For the three months ended March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$69	$69	$1	$35	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	373	373	33	376	4	4
Commercial business	64	64	6	71	1	1
Consumer	—	—	—	—	—	—
Total	$506	$506	$40	$482	$6	$6

	Impaired Loans with No Specific Allowance
	As of March 31, 2021		For the three months ended March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$363	$251	$290	$1	$1
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	1,110	1,094	1,177	12	12
Commercial business	65	65	65	1	1
Consumer	—	—	—	—	—
Total	$1,542	$1,414	$1,536	$14	$14

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2020:

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

At March 31, 2021 and December 31, 2020, the Corporation had $384,000 and $396,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $3,000 and $6,000 of specific allowance for these loans at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three months ended March 31, 2021 and 2020, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

COVID-19 related deferrals.  Under the provisions of the CARES Act, at the peak, the Corporation had granted modifications on 419 loans with an aggregate balance of $111.6 million, representing 14.7% of gross outstanding loan balances.  As of March 31, 2021, 29 loans with an aggregate balance of $33.9 million, or 4.4%, of gross loans outstanding remained on deferral while the remaining loans have resumed normal repayment or have been repaid in full.  As of March 31, 2021, hotel loans comprised $30.1 million, or 88.8% of the loans remaining on deferral.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2021 and December 31, 2020:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021:
Residential first mortgages	$296,999	$—	$—	$1,492	$—	$298,491
Home equity and lines of credit	83,298	—	—	225	—	83,523
Commercial real estate	—	250,095	14,801	20,237	—	285,133
Commercial business	—	78,925	1,575	4,453	—	84,953
Consumer	43,046	—	—	42	—	43,088
Total loans	$423,343	$329,020	$16,376	$26,449	$—	$795,188

December 31, 2020:
Residential first mortgages	$306,237	$—	$—	$1,794	$—	$308,031
Home equity and lines of credit	86,867	—	—	221	—	87,088
Commercial real estate	—	249,357	19,669	16,599	—	285,625
Commercial business	—	83,059	2,054	4,026	—	89,139
Consumer	39,987	—	—	48	—	40,035
Total loans	$433,091	$332,416	$21,723	$22,688	$—	$809,918

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2021 and December 31, 2020:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2021:
Residential first mortgages	$295,560	$1,213	$226	$191	$1,301	$298,491
Home equity and lines of credit	82,810	241	247	151	74	83,523
Commercial real estate	282,799	844	—	41	1,449	285,133
Commercial business	84,553	15	—	239	146	84,953
Consumer	42,992	20	34	—	42	43,088
Total loans	$788,714	$2,333	$507	$622	$3,012	$795,188

December 31, 2020:
Residential first mortgages	$304,161	$1,836	$239	$176	$1,619	$308,031
Home equity and lines of credit	86,093	446	328	146	75	87,088
Commercial real estate	283,373	580	41	18	1,613	285,625
Commercial business	88,614	72	46	239	168	89,139
Consumer	39,917	28	42	—	48	40,035
Total loans	$802,158	$2,962	$696	$579	$3,523	$809,918

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2021 and December 31, 2020:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2021:
Residential first mortgages	$214	$69	$—	$1,018	$1,301
Home equity and lines of credit	4	—	—	70	74
Commercial real estate	876	—	—	573	1,449
Commercial business	146	—	—	—	146
Consumer	—	—	—	42	42
Total loans	$1,240	$69	$—	$1,703	$3,012

December 31, 2020:
Residential first mortgages	$220	$70	$—	$1,329	$1,619
Home equity and lines of credit	4	—	—	71	75
Commercial real estate	1,016	—	24	573	1,613
Commercial business	168	—	—	—	168
Consumer	—	—	—	48	48
Total loans	$1,408	$70	$24	$2,021	$3,523

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2021 and December 31, 2020:

(Dollar amounts in thousands)	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,590	5,634	4,551
Total	$25,094	$4,590	$25,094	$4,551

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2020 or in the first three months of 2021.  Although the annual review of goodwill revealed no impairment consideration, management will continue to monitor the status of current economic conditions related to the COVID-19 pandemic in the event that subsequent deterioration would warrant an interim assessment of goodwill.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ended March 31, 2021 and 2020, respectively, the Corporation recorded intangible amortization expense totaling $39,000 and $42,000.

6.	Stock Compensation Plan

In April 2021, the Corporation adopted the 2021 Stock Incentive Plan (the Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock, all of which remain available for issuance under the Plan.

In addition, in April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2021, 6,783 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

For the period ended March 31, 2021, there were no options that were granted or outstanding under the Plan.

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2021	47,950	$28.83
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2021	47,950	$28.83

For the three month periods ended March 31, 2021 and 2020, the Corporation recognized stock compensation expense of $112,000 and $112,000, respectively.  As of March 31, 2021, there was $771,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

Assets measured at fair value on a recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Debt securities available-for-sale, equity securities – The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). Level 1 includes U.S. Treasury, federal agency securities and certain equity securities. For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Government sponsored entities and agencies, mortgage-backed securities, collateralized mortgage obligations, state and political subdivision securities and certain corporate debt securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using unobservable inputs (Level 3) and may include certain corporate debt and equity securities held by the Corporation.  The Level 3 corporate debt securities valuations were supported by inputs such as the security issuer's publicly attainable financial information, multiples derived from prices in observed transactions involving comparable businesses and other market, financial and nonfinancial factors.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$6,059	$—	$6,059	$—
U.S. agency mortgage-backed securities: residential	20,045	—	20,045	—
U.S. agency collateralized mortgage obligations: residential	22,676	—	22,676	—
State and political subdivision	69,243	—	69,243	—
Corporate debt securities	23,848	—	21,842	2,006
Total available-for-sale securities	$141,871	$—	$139,865	$2,006

Equity securities	$13	$13	$—	$—

December 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$3,007	$—	$3,007	$—
U.S. agency mortgage-backed securities: residential	16,581	—	16,581	—
U.S. agency collateralized mortgage obligations: residential	15,911	—	15,911	—
State and political subdivisions	55,577	—	55,577	—
Corporate debt securities	21,965	—	19,959	2,006
Total available-for-sale securities	$113,041	$—	$111,035	$2,006

Equity securities	$15	$15	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month periods ended March 31, 2021 and 2020, the Corporation had no transfers between levels.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended March 31, 2021 and 2020:

(Dollar amounts in thousands)	Three months ended March 31,
	2021	2020
Balance at the beginning of the period	$2,006	$4,022
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchased into Level 3	—	—
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$2,006	$4,022

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2021, the Corporation had two impaired commercial real estate loans carried at a fair value of $339,000, which consisted of the outstanding balance of $372,000 less a specific reserve of $33,000.  In addition, the Corporation had one impaired commercial business loan carried at a fair value of $58,000, which consisted of the outstanding balance of $60,000, less a specific reserve of $2,000.  As of  December 31, 2020, the Corporation had two impaired commercial real estate loans carried at a fair value of $340,000, which consisted of the outstanding balance of $380,000 less a specific reserve of $40,000.  In addition, the Corporation had three impaired commercial business loans carried at a fair value of $58,000, which consisted of the outstanding balance of $78,000, less a specific reserve of $20,000. During the three month periods ended March 31, 2021 and 2020, there was additional provision for loan losses recorded for impaired loans of $1,000 and $24,000, respectively.

Other real estate owned (OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of March 31, 2021 and December 31, 2020, OREO measured at fair value less costs to sell had a net carrying amount of $9,000, which consisted of the outstanding balance of $18,000 less write-downs of $9,000.  During the three month periods ended March 31, 2021 and 2020, there was no recorded expense associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2021:
Impaired commercial business loans	$58	$—	$—	$58
Impaired commercial real estate loans	339	—	—	339
Other real estate owned	9	—	—	9
Total	$406	$—	$—	$406

December 31, 2020:
Impaired commercial business loans	$58	$—	$—	$58
Impaired commercial real estate loans	340	—	—	340
Other real estate owned	9	—	—	9
Total	$407	$—	$—	$407

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
March 31, 2021:
Impaired commercial business loans	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	339	Sales comparison approach	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2020:
Impaired commercial business loans	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	340	Sales comparison approach	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at March 31, 2021 and December 31, 2020 were two unsecured commercial business loans totaling $4,000 and $14,000, respectively.  Also excluded from the tables above at March 31, 2021 was an impaired residential mortgage loan totaling $69,000 which was classified as a TDR and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2021:
Financial Assets:
Cash and cash equivalents	$57,916	$57,916	$57,916	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	141,871	141,871	—	139,865	2,006
Securities - equities	13	13	13	—	—
Loans held for sale	48	48	—	48	—
Loans, net	785,503	782,755	—	—	782,755
Federal bank stock	5,711	N/A	N/A	N/A	N/A
Accrued interest receivable	4,217	4,217	68	763	3,386
Financial Liabilities:
Deposits	926,227	930,964	743,965	186,999	—
Borrowed funds	32,050	32,587	—	32,587	—
Accrued interest payable	468	468	11	457	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$37,439	$37,439	$37,439	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	113,041	113,041	—	111,035	2,006
Securities - equities	15	15	15	—	—
Loans held for sale	75	75	—	75	—
Loans, net	800,338	807,170	—	—	807,170
Federal bank stock	5,635	N/A	N/A	N/A	N/A
Accrued interest receivable	3,786	3,786	52	513	3,221
Financial Liabilities:
Deposits	893,627	899,446	705,680	193,766	—
Borrowed funds	32,050	33,256	—	33,256	—
Accrued interest payable	474	474	19	455	—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, becoming fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019 and subsequent periods. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of March 31, 2021, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$86,134	12.96%	$84,583	12.71%
For capital adequacy purposes	53,149	8.00%	53,255	8.00%
To be well capitalized	66,436	10.00%	66,569	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$77,813	11.71%	$76,246	11.45%
For capital adequacy purposes	39,862	6.00%	39,941	6.00%
To be well capitalized	53,149	8.00%	53,255	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$77,813	11.71%	$76,246	11.45%
For capital adequacy purposes	29,896	4.50%	29,956	4.50%
To be well capitalized	43,184	6.50%	43,270	6.50%
Tier 1 capital to average assets:
Actual	$77,813	7.74%	$76,246	7.58%
For capital adequacy purposes	40,220	4.00%	40,213	4.00%
To be well capitalized	50,275	5.00%	50,267	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income before reclassification	(2,060)	—	(2,060)
Amounts reclassified from accumulated other comprehensive income (loss)	(20)	—	(20)
Net current period other comprehensive income (loss)	(2,080)	—	(2,080)
Accumulated Other Comprehensive Income (Loss) at March 31, 2021	$140	$(5,704)	$(5,564)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended March 31, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(26)	Net gain on sale of available-for-sale securities
Tax effect	6	Provision for income taxes
Total reclassifications for the period	$(20)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income before reclassification	1,259	—	1,259
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	—	(62)
Net current period other comprehensive income (loss)	1,197	—	1,197
Accumulated Other Comprehensive Income (Loss) at March 31, 2020	$1,089	$(5,227)	$(4,138)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended March 31, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(78)	Net gain on sale of available-for-sale securities
Tax effect	16	Provision for income taxes
Total reclassifications for the period	$(62)	Net of tax

10.	Leases

As of March 31, 2021, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.33 years as of March 31, 2021 compared to 12.84 years as of March 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.51% as of March 31, 2021 compared to 3.49% as of March 31, 2020.

The total operating lease costs were $48,000 and $48,000, respectively, for the three months ended March 31, 2021 and 2020.  The right-of-use asset, included in other assets, and lease liability, included in other liabilities, was $1.3 million and $1.5 million, respectively, as of March 31, 2021, and $1.5 million and $1.7 million, respectively, as of March 31, 2020.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2021:

(Dollar amounts in thousands)
Year ending December 31:
2021 (excluding three months)	$164
2022	222
2023	222
2024	227
2025	212
Thereafter	850
Total minimum lease payments	1,897
Discount effect of cash flows	(387)
Present value of lease liabilities	$1,510

11.	Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  The Corporation has identified fourteen purchased participation loans totaling $42.5 million in outstanding balances and two tax-exempt commercial business loans totaling $2.5 million in outstanding balances tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2021, compared to the same periods in 2020 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes that the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Net Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 29 for the three months ended March 31, 2021 and 2020, respectively.

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

The Corporation has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•  The 2020 and 2021 Annual Shareholder Meetings were held virtually.

•  Non-essential travel and large external gatherings were restricted and mandatory quarantine periods and testing were instituted for anyone that has had known exposure to COVID.

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

•  Social distancing policies were implemented and customer and employees are required to wear masks.

Given the dynamic nature of the circumstances surrounding the pandemic, it is difficult to ascertain the full impact the ongoing economic disruption will have on the Corporation.  While this impact cannot be predicted or measured, there will be a definite impact on income.  The provision for loan loss expense may remain elevated in expectation of a deterioration in a portion of the loan portfolio.  As a result of the significant decline in interest rates, the Corporation has and may continue to experience a decline in net income and resulting net interest margin, however, there will be a benefit from the fees arising from the PPP loan program.  Also, it is expected that noninterest income will continue to be reduced as customers may use fewer fee-based services due to continuing COVID-19 mitigation efforts.  The Corporation will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

CHANGES IN FINANCIAL CONDITION

Total assets increased $35.4 million, or 3.4%, to $1.1 billion at March 31, 2021 from $1.0 billion at December 31, 2020. The increase in assets was driven primarily by an increase in securities and cash and cash equivalents of  $28.8 million and $20.5 million, respectively, partially offset by a $14.8 million decrease in net loans receivable. Liabilities increased $36.0 million, or 3.8%, to $976.8 million at March 31, 2021 from $940.8 million at December 31, 2020 due to an increase in customer deposits of $32.6 million.

Stockholders’ equity decreased $610,000 to $90.9 million at March 31, 2021 from $91.5 million at December 31, 2020 primarily due to a $2.1 million decrease in accumulated other comprehensive income, partially offset by a $1.4 million increase in retained earnings as a result of $2.2 million of net income available to common stockholders, partially offset by $816,000 of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.5% of total assets.  Book value per common share was $31.85 at March 31, 2021, compared to $32.07 at December 31, 2020.

At March 31, 2021, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.74%, 11.71%, 11.71% and 12.96%, respectively. The Bank was also considered “well-capitalized” at December 31, 2020 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.58%, 11.45%, 11.45% and 12.71%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2021 and 2020

General. Net income available to common stockholders increased $984,000, or 82.7%, to $2.2 million for the three months ended March 31, 2021 from $1.2 million for the same period in 2020. This increase resulted from increases in net interest income and noninterest income of $962,000 and $27,000, respectively, and a $517,000 decrease in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes of $324,000 and $198,000, respectively.

Net interest income. Tax equivalent net interest income increased $972,000, or 14.4%, to $7.7 million for the three months ended March 31, 2021 from $6.7 million for the three months ended March 31, 2020. This increase was attributed to an increase in tax equivalent interest income of $205,000 and a decrease in interest expense of $767,000.

Interest income. Tax equivalent interest income increased $205,000, or 2.3%, to $9.2 million for the three months ended March 31, 2021 from $8.9 million for the same period in 2020. This increase was attributed to a $309,000 increase in interest earned on loans, partially offset by decreases in interest on securities and interest-earning deposits with banks and dividends on federal bank stocks of $30,000, $35,000 and $39,000, respectively.

Tax equivalent interest earned on loans receivable decreased $309,000, or 3.9%, to $8.3 million for the three months ended March 31, 2021 compared to $8.0 million for the same period in 2020. The average balance of loans increased $80.2 million, or 11.1%, accounting for an $854,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on loans decreased by 26 basis points to 4.21% for the three months ended March 31, 2021, versus 4.47% for the same period in 2020.  The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in the immediate decrease in interest rates on adjustable rate loans linked to that index.  Accretion of purchase accounting adjustments on acquired loans offset the loan yield decrease by approximately 3 basis points.  This unfavorable yield variance accounted for a $545,000 decrease in interest income.  Included in interest earned on loans for the three months ended March 31, 2021, is $713,000 of interest and fees earned on the SBA's PPP lending program.

Tax equivalent interest earned on securities decreased $30,000, or 3.9%, to $731,000 for the three months ended March 31, 2021 compared to $761,000 for the same period in 2020.   The average yield on securities decreased by 14 basis points to 2.51% for the three months ended March 31, 2021 versus 2.65% for the same period in 2020. This unfavorable yield variance accounted for a $47,000 decrease in interest income.  Partially offsetting this unfavorable variance, the average balance of securities increased $2.6 million, or 2.3%, accounting for a $17,000 increase in interest income.

Interest earned on deposits with banks decreased $35,000, or 53.0%, to $31,000 for the three months ended March 31, 2021 compared to $66,000 for the same period in 2020. This decrease resulted from a 125 basis point decrease in the average yield on these balances to 0.33% for the three months ended March 31, 2021, versus 1.58% for the same period in 2020, accounting for a $78,000 decrease in interest income.  Partially offsetting this unfavorable variance, average cash balances increased $21.5 million, accounting for a $43,000 increase in interest income.

Dividends on federal bank stocks decreased $39,000, or 36.1%, to $69,000 for the three months ended March 31, 2021 from $108,000 for the same period in 2020. This decrease was primarily due to a 178 basis point decrease in the average yield to 5.00% for the three months ended March 31, 2021, versus 6.78% for the same period in 2020, accounting for a $27,000 decrease in interest income.  Additionally, a decrease of $811,000, or 12.7%, in the average balance of federal bank stocks accounted for a $12,000 decrease in interest income.

Interest expense. Interest expense decreased $767,000, or 34.7%, to $1.4 million for the three months ended March 31, 2021 from $2.2 million for the same period in 2020. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $673,000 and $94,000, respectively.

Interest expense incurred on deposits decreased $673,000, or 34.7%, to $1.3 million for the three months ended March 31, 2021 compared to $1.9 million for the same period in 2020. The average cost of interest-bearing deposits decreased 49 basis points to 0.74% for the three months ended March 31, 2021, versus 1.23% for the same period in 2020, accounting for an $845,000 decrease in interest expense.  This decrease in cost was driven by maturities in certificate of deposit specials and repricing money market specials initially offered in 2019 and general rate decreases as a result of current economic conditions.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $61.0 million, or 9.6%, to $693.8 million for the three months ended March 31, 2021, compared to $632.9 million for the same period in 2020 causing a $172,000 increase in interest expense.  The increase in deposit balances was driven by increases in public funds and government stimulus deposits coupled with decreased consumer spending.

Interest expense incurred on borrowed funds decreased $94,000, or 34.4%, to $179,000 for the three months ended March 31, 2021, compared to $273,000 for the same period in the prior year.  This decrease was primarily the result of a $15.1 million, or 32.0%, reduction in the average balance of borrowed funds to $32.1 million for the three months ended March 31, 2021, compared to $47.1 million for the same period in 2020 causing a $107,000 decrease in interest expense.  Additionally, a decrease of 19 basis points in the average cost of long-term borrowed funds to 2.12% for the three months ended March 31, 2021 from 2.31% for the same period in 2020 caused a $17,000 decrease in interest expense.  Partially offsetting this reduction, a 191 basis point increase in the average cost of short-term borrowed funds to 4.31% for the three months ended March 31, 2021 from 2.40% for the same period in 2020 caused a $30,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$9,098	$8,903
Adjustment to fully taxable equivalent basis	54	44
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	9,152	8,947
Interest expense	1,446	2,213
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$7,706	$6,734

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

(Dollar amounts in thousands)	Three months ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$783,600	$8,154	4.22%	$701,694	$7,818	4.48%
Loans, tax exempt	18,270	167	3.71%	19,953	194	3.91%
Total loans receivable	801,870	8,321	4.21%	721,647	8,012	4.47%
Securities, taxable	77,152	501	2.63%	101,015	664	2.64%
Securities, tax exempt	40,831	230	2.29%	14,361	97	2.72%
Total securities	117,983	731	2.51%	115,376	761	2.65%
Interest-earning deposits with banks	38,302	31	0.33%	16,838	66	1.58%
Federal bank stocks	5,599	69	5.00%	6,410	108	6.78%
Total interest-earning cash equivalents	43,901	100	0.92%	23,248	174	3.01%
Total interest-earning assets	963,754	9,152	3.85%	860,271	8,947	4.18%
Cash and due from banks	3,360			3,493
Other noninterest-earning assets	60,209			62,306
Total Assets	$1,027,323			$926,070
Interest-bearing liabilities:
Interest-bearing demand deposits	$509,051	$368	0.29%	$417,514	$779	0.75%
Time deposits	184,785	899	1.97%	215,336	1,161	2.17%
Total interest-bearing deposits	693,836	1,267	0.74%	632,850	1,940	1.23%
Borrowed funds, short-term	2,050	22	4.31%	10,712	64	2.40%
Borrowed funds, long-term	30,000	157	2.12%	36,414	209	2.31%
Total borrowed funds	32,050	179	2.26%	47,126	273	2.33%
Total interest-bearing liabilities	725,886	1,446	0.81%	679,976	2,213	1.31%
Noninterest-bearing demand deposits	194,327	—	—	144,532	—	—
Funding and cost of funds	920,213	1,446	0.64%	824,508	2,213	1.08%
Other noninterest-bearing liabilities	15,562			14,177
Total Liabilities	935,775			838,685
Stockholders' Equity	91,548			87,385
Total Liabilities and Stockholders' Equity	$1,027,323			$926,070
Net interest income		$7,706			$6,734

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.04%			2.87%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.24%			3.15%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$854	$(545)	$309
Securities	17	(47)	(30)
Interest-earning deposits with banks	43	(78)	(35)
Federal bank stocks	(12)	(27)	(39)
Total interest-earning assets	902	(697)	205

Interest expense:
Interest-bearing deposits	172	(845)	(673)
Borrowed funds, short-term	(72)	30	(42)
Borrowed funds, long-term	(35)	(17)	(52)
Total interest-bearing liabilities	65	(832)	(767)
Net interest income	$837	$135	$972

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended March 31, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2021	2020
Balance at the beginning of the period	$9,580	$6,556
Provision for loan losses	275	792
Charge-offs	(184)	(138)
Recoveries	14	10
Balance at the end of the period	$9,685	$7,220

Nonperforming loans	$3,634	$3,066
Nonperforming assets	3,657	3,404
Nonperforming loans to total loans	0.46%	0.41%
Nonperforming assets to total assets	0.34%	0.36%
Allowance for loan losses to total loans	1.22%	0.97%
Allowance for loan losses to nonperforming loans	266.51%	235.49%

Nonperforming loans decreased $468,000, or 11.4% to $3.6 million at March 31, 2021 from $4.1 million at December 31, 2020. This was primarily due to the repayment of a commercial real estate loan and a residential mortgage loan totaling $120,000 and $185,000, respectively, and three residential mortgage loans totaling $124,000 were removed from non-accrual status.

As of March 31, 2021, the Corporation’s classified and criticized assets amounted to $42.8 million, or 4.0% of total assets, with $26.4 million classified as substandard and $16.4 million identified as special mention. This compares to classified and criticized assets of $44.4 million, or 4.3% of total assets, with $22.7 million classified as substandard and $21.7 million identified as special mention at December 31, 2020. This $1.6 million decrease was primarily related to the sale of $800,000 in loans from one commercial relationship to an independent third party,  a reduction of $309,000 in residential mortgage non-accrual loans and the repayment of three commercial real estate loans totaling $212,000.

The provision for loan losses decreased $517,000, or 65.3%, to $275,000 for the three months ended March 31, 2021 from $792,000 for the same period in 2020. The provision for loan losses for the first quarter of 2020 was driven by a $39.4 million increase in loan portfolio balances and the addition of a specific pandemic qualitative factor to the allowance for loan losses calculation.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income increased $27,000, or 2.6%, to $1.1 million for the three months ended March 31, 2021, compared to $1.0 million for the same period in 2020 due to increases in gains on the sale of loans and other income of $102,000 and $101,000, respectively, partially offset by decrease in fees and service charges and gains on the sale of securities of $125,000 and $52,000, respectively.  The increase in other income was primarily related to an increase in interchange fee income as a result of easing pandemic restrictions leading to an increase in consumer spending.  The decrease in fees and service charges was primarily due to a decline in overdraft charges.

Noninterest expense.  Noninterest expense increased $324,000, or 5.9%, to $5.8 million for the three months ended March 31, 2021 from $5.5 million for the same period in 2020.  The increase was primarily attributable to increase in compensation and benefits expense, premises and equipment expense, FDIC insurance expense, professional fees and other noninterest expense of $111,000, $68,000, $54,000, $49,000 and $45,000, respectively.

Provision for income taxes. The provision for income taxes increased $198,000, or 81.5%, to $441,000 for the three months ended March 31, 2021 compared to $243,000 for the same period in 2020 as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the three months ended March 31, 2021, the Corporation used its sources of funds primarily to purchase of securities. As of March 31, 2021, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $127.5 million, and standby letters of credit totaling $636,000, net of collateral maintained by the Bank.

At March 31, 2021, time deposits amounted to $182.3 million, or 19.7% of the Corporation’s total consolidated deposits, including approximately $72.9 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2021, the Corporation had borrowed funds of $32.1 million consisting of $30.0 million of long-term FHLB advances and $2.1 million outstanding on a line of credit with a correspondent bank. At March 31, 2021, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $250.2 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general ecomnic environment and financial markets, including the Corporation's market capitalization, represented an interim impairment indicator requiring continued evaluation.  Because of the economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the Step 1, quantitative analysis of goodwill as of November 30, 2020.  Based on the analysis performed, management concluded that the Corporation's goodwill was not impaired oas of November 30, 2020.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving loan prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2021, the Corporation’s interest-earning assets maturing or repricing within one year totaled $400.4 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $154.0 million, providing an excess of interest-earning assets over interest-bearing liabilities of $246.5 million. At March 31, 2021, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 260.1%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 14, 2021	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 14, 2021	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer