Form 10-Q
period 2021-06-30
EMCLAIRE FINANCIAL CORP
filed 2021-08-13
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:001-34527

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

The number of shares outstanding of the Registrant’s common stock was 2,721,212 at August 13, 2021.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2021 and December 31, 2020
(Dollar amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$3,607	$3,526
Interest earning deposits with banks	46,911	33,913
Total cash and cash equivalents	50,518	37,439
Interest earning time deposits	3,480	5,718
Securities - available-for-sale	183,675	113,041
Securities - equity investments	9	15
Loans held for sale	—	75
Loans receivable, net of allowance for loan losses of $9,848 and $9,580	794,291	800,338
Federal bank stocks, at cost	5,846	5,635
Bank-owned life insurance	15,680	15,468
Accrued interest receivable	4,140	3,786
Premises and equipment, net	16,770	18,202
Goodwill	19,460	19,460
Core deposit intangible, net	1,005	1,083
Prepaid expenses and other assets	12,185	12,063
Total Assets	$1,107,059	$1,032,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$218,992	$193,752
Interest bearing	740,327	699,875
Total deposits	959,319	893,627
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	30,000	30,000
Accrued interest payable	448	474
Accrued expenses and other liabilities	22,009	14,692
Total Liabilities	1,013,826	940,843
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,823,229 shares issued; 2,721,212 shares outstanding	3,529	3,529
Additional paid-in capital	47,424	47,200
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	44,524	42,143
Accumulated other comprehensive loss	(4,336)	(3,484)
Total Stockholders' Equity	93,233	91,480
Total Liabilities and Stockholders' Equity	$1,107,059	$1,032,323

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2021 and 2020
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans receivable, including fees	$7,647	$8,298	$15,943	$16,279
Securities:
Taxable	623	558	1,123	1,222
Exempt from federal income tax	233	90	435	174
Federal bank stocks	77	86	146	193
Interest earning deposits with banks	33	50	64	117
Total interest and dividend income	8,613	9,082	17,711	17,985
Interest expense:
Deposits	1,214	1,901	2,481	3,841
Borrowed funds	181	259	360	532
Total interest expense	1,395	2,160	2,841	4,373
Net interest income	7,218	6,922	14,870	13,612
Provision for loan losses	250	1,100	525	1,892
Net interest income after provision for loan losses	6,968	5,822	14,345	11,720
Noninterest income:
Fees and service charges	335	288	661	739
Net realized gain on sales of securities	4	557	29	635
Net gain on sales of loans	100	—	202	—
Earnings on bank-owned life insurance	117	115	212	209
Other	522	418	1,026	820
Total noninterest income	1,078	1,378	2,130	2,403
Noninterest expense:
Compensation and employee benefits	2,935	2,841	5,957	5,754
Premises and equipment	799	801	1,660	1,596
Intangible asset amortization	39	41	78	83
Professional fees	267	185	537	405
Federal deposit insurance	131	81	289	184
Other	1,546	1,691	3,009	3,109
Total noninterest expense	5,717	5,640	11,530	11,131
Income before provision for income taxes	2,329	1,560	4,945	2,992
Provision for income taxes	395	266	837	508
Net income	1,934	1,294	4,108	2,484
Preferred stock dividends	95	91	95	91
Net income available to common stockholders	$1,839	$1,203	$4,013	$2,393
Basic earnings per common share	$0.68	$0.44	$1.47	$0.88
Diluted earnings per common share	0.67	0.44	1.46	0.88
Average common shares outstanding - basic	2,721,212	2,708,712	2,721,212	2,708,712
Average common shares outstanding - diluted	2,744,344	2,722,149	2,742,269	2,722,665

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and six months ended June 30, 2021 and 2020
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$1,934	$1,294	$4,108	$2,484
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	1,558	1,186	(1,049)	2,781
Reclassification adjustment for gains included in net income	(4)	(557)	(29)	(635)
Net period change	1,554	629	(1,078)	2,146
Tax effect	(326)	(132)	226	(452)
Net of tax	1,228	497	(852)	1,694
Comprehensive income	$3,162	$1,791	$3,256	$4,178

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2021 and 2020
(Dollar amounts in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$4,108	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	692	707
Provision for loan losses	525	1,892
Amortization/accretion of premiums, discounts and deferred costs and fees, net	70	371
Amortization of operating lease right-of-use assets	71	68
Amortization of intangible assets and mortgage servicing rights	130	137
Realized gain on sales of debt securities, net	(29)	(635)
Change in fair value of equity securities	5	5
Net gain on sales of loans	(202)	—
Net gain on foreclosed real estate	(35)	—
Net loss on sale of premises and equipment	16	—
Loans originated for sale	(8,285)	—
Proceeds from the sale of loans originated for sale	8,562	—
Write-down of foreclosed real estate	—	32
Stock compensation expense	224	224
Increase in bank-owned life insurance	(212)	(209)
Increase in accrued interest receivable	(354)	(849)
Increase in prepaid expenses and other assets	(365)	(196)
Decrease in accrued interest payable	(26)	(42)
Increase in accrued expenses and other liabilities	7,317	241
Net cash provided by operating activities	12,212	4,230
Cash flows from investing activities
Loan originations and principal collections, net	4,938	(110,767)
Proceeds from sales of loans held for sale previously classified as portfolio loans	700	—
Available-for-sale securities:
Sales	248	40,011
Maturities, repayments and calls	9,753	11,801
Purchases	(81,868)	(20,459)
Purchase of federal bank stocks	(700)	(2,512)
Redemption of federal bank stocks	489	2,121
Net change in interest earning time deposits	2,238	3,236
Proceeds from surrender of bank-owned life insurance	—	220
Proceeds from the sale of bank premises and equipment	971	—
Purchases of premises and equipment	(247)	(571)
Proceeds from the sale of foreclosed real estate	380	166
Net cash used in investing activities	(63,098)	(76,754)
Cash flows from financing activities
Net increase in deposits	65,692	81,588
Proceeds from long-term debt	—	20,000
Repayments on long-term debt	—	(16,500)
Dividends paid	(1,727)	(1,716)
Net cash provided by financing activities	63,965	83,372
Net increase in cash and cash equivalents	13,079	10,848
Cash and cash equivalents at beginning of period	37,439	14,986
Cash and cash equivalents at end of period	$50,518	$25,834
Supplemental information:
Interest paid	$2,867	$4,415
Income taxes paid	1,650	100
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	—	267
Transfers from portfolio loans to loans held for sale	700	—
Bonds purchased, not yet settled	7,992	—

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	421	3,785	3,513	46,869	(2,114)	39,209	(4,138)	87,545
Net income	—	—	—	—	—	1,294	—	1,294
Other comprehensive income	—	—	—	—	—	—	497	497
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at June 30, 2020	$421	$3,785	$3,513	$46,981	$(2,114)	$39,599	$(3,641)	$88,544

Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	2,174	—	2,174
Other comprehensive loss	—	—	—	—	—	—	(2,080)	(2,080)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at March 31, 2021	421	3,785	3,529	47,312	(2,114)	43,501	(5,564)	90,870
Net income	—	—	—	—	—	1,934	—	1,934
Other comprehensive income	—	—	—	—	—	—	1,228	1,228
Cash dividends declared on preferred stock	—	—	—	—	—	(95)	—	(95)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at June 30, 2021	$421	$3,785	$3,529	$47,424	$(2,114)	$44,524	$(4,336)	$93,233

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

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic.  Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020.  The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.  The Corporation implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions.  Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans.  Recently, Section 541 of the Consolidated Appropriations Act, 2021, has extended this relief to the earlier of 60 days after the end of the national emergency proclamation or January 1, 2022.  Specific detail describing these modifications made in relation to the CARES Act can be found in the TDR discussion in "Note 4 - Loans" on page 15

Following the enactment of these provisions, in December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic.  This included additional stimulus payments to individuals and their dependents, the extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.  The Corporation was a lender for the initial SBA program and closed 688 PPP loans totaling $54.9 million.  As of July 27, 2021, 677 loans totaling $51.1 million were fully repaid, including 5 loans totaling $66,000 that were voluntarily repaid, rather than forgiven by the SBA.  Five loans had aggregate unforgiven balances totaling $97,000, two of which have remaining outstanding balances totaling $95,000.  The Corporation also participated in the second round of the program and closed 421 loans totaling $26.7 million.  As of July 27, 2021, 111 loans totaling $6.1 million were fully repaid.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$1,934	$1,294	$4,108	$2,484
Less: Preferred stock dividends	95	91	95	91
Net income available to common stockholders	$1,839	$1,203	$4,013	$2,393
Average common shares outstanding	2,721,212	2,708,712	2,721,212	2,708,712
Add: Dilutive effects of restricted stock awards	23,132	13,437	21,057	13,953
Average shares and dilutive potential common shares	2,744,344	2,722,149	2,742,269	2,722,665
Basic earnings per common share	$0.68	$0.44	$1.47	$0.88
Diluted earnings per common share	$0.67	$0.44	$1.46	$0.88

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $9,000 and $15,000 at June 30, 2021 and  December 31, 2020, respectively. Changes in the fair value of these securities are included in other income on the consolidated statements of net income. During the three and six months ended June 30, 2021 the Corporation recognized a loss of $3,000 and $5,000, respectively, on equity securities held at June 30, 2021, compared to a gain of $5,000 and a loss of $5,000, respectively, for the same periods in 2020. During the three and six months ended June 30, 2021 and 2020, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of June 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021:
U.S. government sponsored entities and agencies	$8,147	$62	$—	$8,209
U.S. agency mortgage-backed securities: residential	20,108	320	(85)	20,343
U.S. agency collateralized mortgage obligations: residential	43,883	250	(278)	43,855
State and political subdivisions	86,077	1,521	(435)	87,163
Corporate debt securities	23,729	422	(46)	24,105
Total securities available-for-sale	$181,944	$2,575	$(844)	$183,675

December 31, 2020:
U.S. government sponsored entities and agencies	$3,036	$11	$(40)	$3,007
U.S. agency mortgage-backed securities: residential	16,151	436	(6)	16,581
U.S. agency collateralized mortgage obligations: residential	15,658	263	(10)	15,911
State and political subdivisions	53,834	1,781	(38)	55,577
Corporate debt securities	21,553	434	(22)	21,965
Total securities available-for-sale	$110,232	$2,925	$(116)	$113,041

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	3,297	3,355
Due after five years through ten years	31,589	32,085
Due after ten years	83,067	84,037
Mortgage-backed securities: residential	20,108	20,343
Collateralized mortgage obligations: residential	43,883	43,855
Total securities available-for-sale	$181,944	$183,675

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021:
U.S. government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed securities: residential	7,851	(85)	—	—	7,851	(85)
U.S. agency collateralized mortgage obligations: residential	27,109	(277)	967	(1)	28,076	(278)
State and political subdivisions	20,859	(435)	—	—	20,859	(435)
Corporate debt securities	3,204	(46)	—	—	3,204	(46)
Total	$59,023	$(843)	$967	$(1)	$59,990	$(844)

December 31, 2020:
U.S. government sponsored entities and agencies	$1,996	$(40)	$—	$—	$1,996	$(40)
U.S. agency mortgage-backed securities: residential	1,547	(6)	—	—	1,547	(6)
U.S. agency collateralized mortgage obligations: residential	1,515	(4)	4,845	(6)	6,360	(10)
State and political subdivisions	1,705	(11)	1,641	(27)	3,346	(38)
Corporate debt securities	2,509	(10)	988	(12)	3,497	(22)
Total	$9,272	$(71)	$7,474	$(45)	$16,746	$(116)

Gains and losses on sales of securities for the three and six months ended June 30, 2021 and 2020 were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Proceeds	$248	$31,785	$248	$40,011
Gains	4	558	29	640
Losses	—	(1)	—	(5)
Tax provision related to gains (losses)	1	117	6	133

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

There were 75 debt securities in an unrealized loss position as of  June 30, 2021, one of which was in an unrealized loss position for more than 12 months. Of these 75 securities, 42 were state and political subdivision securities, 17 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 10 were corporate securities and six were mortgage-backed securities. Management believes the unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of  June 30, 2021 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential first mortgages	$288,378	$308,031
Home equity loans and lines of credit	80,552	87,088
Commercial real estate	303,501	285,625
Total real estate loans	672,431	680,744
Other loans:
Commercial business	85,622	89,139
Consumer	46,086	40,035
Total other loans	131,708	129,174
Total loans, gross	804,139	809,918
Less allowance for loan losses	9,848	9,580
Total loans, net	$794,291	$800,338

Included in total loans above are net deferred costs of $1.8 million and $2.5 million at June 30, 2021 and  December 31, 2020, respectively. In addition, included in commercial loans at  June 30, 2021 and  December 31, 2020 were $28.5 million and $30.4 million, respectively, of PPP loans that are guaranteed by the SBA.  The Corporation received $3.7 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020, $924,000 was recognized during the six months ended  June 30, 2021 and $1.5 million will be recognized in future periods upon forgiveness by the SBA.

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

At June 30, 2021, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended June 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,660	$585	$5,472	$612	$356	$9,685
Charge-offs	—	—	(56)	—	(38)	(94)
Recoveries	—	1	1	—	5	7
Provision	(211)	(49)	409	63	38	250
Ending Balance	$2,449	$537	$5,826	$675	$361	$9,848

Six months ended June 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	—	(151)	—	(128)	(279)
Recoveries	—	8	1	1	12	22
Provision	(325)	(91)	796	(3)	148	525
Ending Balance	$2,449	$537	$5,826	$675	$361	$9,848

At June 30, 2021:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$27	$4	$—	$31
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,449	537	5,799	671	361	9,817
Total	$2,449	$537	$5,826	$675	$361	$9,848
Total loans:
Individually evaluated for impairment	$312	$4	$1,328	$124	$—	$1,768
Acquired loans collectively evaluated for impairment	35,065	7,245	26,203	3,598	744	72,855
Originated loans collectively evaluated for impairment	253,001	73,303	275,970	81,900	45,342	729,516
Total	$288,378	$80,552	$303,501	$85,622	$46,086	$804,139

At December 31, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$40	$20	$—	$60
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,774	620	5,140	657	329	9,520
Total	$2,774	$620	$5,180	$677	$329	$9,580
Total loans:
Individually evaluated for impairment	$329	$3	$1,639	$143	$—	$2,114
Acquired loans collectively evaluated for impairment	44,209	8,491	30,913	5,131	1,017	89,761
Originated loans collectively evaluated for impairment	263,493	78,594	253,073	83,865	39,018	718,043
Total	$308,031	$87,088	$285,625	$89,139	$40,035	$809,918

Three months ended June 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,329	$641	$3,434	$681	$135	$7,220
Charge-offs	—	—	—	(147)	(39)	(186)
Recoveries	—	11	2	1	11	25
Provision	253	2	465	268	112	1,100
Ending Balance	$2,582	$654	$3,901	$803	$219	$8,159

Six months ended June 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(39)	(73)	(147)	(54)	(324)
Recoveries	—	11	5	1	18	35
Provision	284	56	1,071	313	168	1,892
Ending Balance	$2,582	$654	$3,901	$803	$219	$8,159

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2021:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2021			For the three months ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$35	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	315	315	27	344	5	5
Commercial business	4	4	4	33	—	—
Consumer	—	—	—	—	—	—
Total	$319	$319	$31	$412	$5	$5

	For the six months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$23	$—	$—
Home equity and lines of credit	—	—	—
Commercial real estate	356	8	8
Commercial business	48	—	—
Consumer	—	—	—
Total	$427	$8	$8

	Impaired Loans with No Specific Allowance
	As of June 30, 2021		For the three months ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$424	$312	$282	$1	$1
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	1,013	1,013	1,053	10	10
Commercial business	120	120	93	2	2
Consumer	—	—	—	—	—
Total	$1,561	$1,449	$1,432	$13	$13

	For the six months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$297	$2	$2
Home equity and lines of credit	4	—	—
Commercial real estate	1,122	24	24
Commercial business	84	3	3
Consumer	—	—	—
Total	$1,507	$29	$29

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At June 30, 2021 and  December 31, 2020, the Corporation had $372,000 and $396,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $0 and $6,000 of specific allowance for these loans at June 30, 2021 and  December 31, 2020, respectively.

During the three and six months ended June 30, 2021 and 2020, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six months ended June 30, 2021 and 2020, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

COVID-19 related deferrals.  Under the provisions of the CARES Act, at the peak, the Corporation had granted modifications on 419 loans with an aggregate balance of $111.6 million, representing 14.7% of gross outstanding loan balances.  As of June 30, 2021, 15 loans with an aggregate balance of $25.3 million, or 3.1%, of gross loans outstanding remained on deferral while the remaining loans have resumed normal repayment or have been repaid in full.  As of June 30, 2021, hospitality loans comprised 100% of the loans remaining on deferral.  However, nine loans totaling $17.6 million, or 69.6%, have resumed interest only payments.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021:
Residential first mortgages	$286,767	$—	$—	$1,611	$—	$288,378
Home equity and lines of credit	80,405	—	—	147	—	80,552
Commercial real estate	—	268,967	7,524	27,010	—	303,501
Commercial business	—	78,948	1,369	5,305	—	85,622
Consumer	46,070	—	—	16	—	46,086
Total loans	$413,242	$347,915	$8,893	$34,089	$—	$804,139

December 31, 2020:
Residential first mortgages	$306,237	$—	$—	$1,794	$—	$308,031
Home equity and lines of credit	86,867	—	—	221	—	87,088
Commercial real estate	—	249,357	19,669	16,599	—	285,625
Commercial business	—	83,059	2,054	4,026	—	89,139
Consumer	39,987	—	—	48	—	40,035
Total loans	$433,091	$332,416	$21,723	$22,688	$—	$809,918

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2021:
Residential first mortgages	$284,959	$1,365	$444	$359	$1,251	$288,378
Home equity and lines of credit	79,448	534	423	15	132	80,552
Commercial real estate	301,768	421	—	—	1,312	303,501
Commercial business	85,240	6	—	235	141	85,622
Consumer	45,993	6	71	—	16	46,086
Total loans	$797,408	$2,332	$938	$609	$2,852	$804,139

December 31, 2020:
Residential first mortgages	$304,161	$1,836	$239	$176	$1,619	$308,031
Home equity and lines of credit	86,093	446	328	146	75	87,088
Commercial real estate	283,373	580	41	18	1,613	285,625
Commercial business	88,614	72	46	239	168	89,139
Consumer	39,917	28	42	—	48	40,035
Total loans	$802,158	$2,962	$696	$579	$3,523	$809,918

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2021:
Residential first mortgages	$208	$—	$69	$974	$1,251
Home equity and lines of credit	4	—	—	128	132
Commercial real estate	849	20	60	383	1,312
Commercial business	141	—	—	—	141
Consumer	—	—	—	16	16
Total loans	$1,202	$20	$129	$1,501	$2,852

December 31, 2020:
Residential first mortgages	$220	$70	$—	$1,329	$1,619
Home equity and lines of credit	4	—	—	71	75
Commercial real estate	1,016	—	24	573	1,613
Commercial business	168	—	—	—	168
Consumer	—	—	—	48	48
Total loans	$1,408	$70	$24	$2,021	$3,523

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,629	5,634	4,551
Total	$25,094	$4,629	$25,094	$4,551

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2020 or in the first six months of 2021.  Although the annual review of goodwill revealed no impairment consideration, management will continue to monitor the status of current economic conditions related to the COVID-19 pandemic in the event that subsequent deterioration would warrant an interim assessment of goodwill. While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six months ended June 30, 2021, the Corporation recorded intangible amortization expense totaling $39,000 and $78,000, respectively, compared to $41,000 and $83,000, respectively, for the same periods in 2020.

6.	Stock Compensation Plan

In April 2021, the Corporation adopted the 2021 Stock Incentive Plan (the 2021 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock, all of which remain available for issuance under the 2021 Plan.

In addition, in April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2021, 6,783 shares of restricted stock and 88,433 stock options remain available for issuance under the 2014 Plan.

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

At June 30, 2021, there were no options that were granted or outstanding under the Plans.

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2021	47,950	$28.83
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2021	47,950	$28.83

For the three and six month periods ended June 30, 2021, the Corporation recognized stock compensation expense of $112,000 and $224,000, respectively, compared to $112,000 and $224,000, respectively, for the same periods in 2020.  As of June 30, 2021, there was $659,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$8,209	$—	$8,209	$—
U.S. agency mortgage-backed securities: residential	20,343	—	20,343	—
U.S. agency collateralized mortgage obligations: residential	43,855	—	43,855	—
State and political subdivision	87,163	—	87,163	—
Corporate debt securities	24,105	—	22,099	2,006
Total available-for-sale securities	$183,675	$—	$181,669	$2,006

Equity securities	$9	$9	$—	$—

December 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$3,007	$—	$3,007	$—
U.S. agency mortgage-backed securities: residential	16,581	—	16,581	—
U.S. agency collateralized mortgage obligations: residential	15,911	—	15,911	—
State and political subdivisions	55,577	—	55,577	—
Corporate debt securities	21,965	—	19,959	2,006
Total available-for-sale securities	$113,041	$—	$111,035	$2,006

Equity securities	$15	$15	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2021 and 2020, the Corporation had no transfers between levels.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended  June 30, 2021 and 2020:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at the beginning of the period	$2,006	$4,022	$2,006	$4,022
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchased into Level 3	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at the end of the period	$2,006	$4,022	$2,006	$4,022

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2021, the Corporation had one impaired commercial real estate loan carried at a fair value of $288,000, which consisted of the outstanding balance of $315,000 less a specific reserve of $27,000. As of  December 31, 2020, the Corporation had two impaired commercial real estate loans carried at a fair value of $340,000, which consisted of the outstanding balance of $380,000 less a specific reserve of $40,000 and three impaired commercial business loans carried at a fair value of $58,000, which consisted of the outstanding balance of $78,000, less a specific reserve of $20,000. During the three and six month periods ended  June 30, 2021, there was additional provision for loans losses recorded for impaired loans of $1,000, compared to $7,000 and $31,000, respectively, for the three and six month periods ended June 30, 2020.

Other real estate owned(OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of  June 30, 2021, the Corporation did not have any OREO measured at fair value less costs to sell. As of December 31, 2020, OREO measured at fair value less costs to sell had a net carrying amount of $9,000, which consisted of the outstanding balance of $18,000, less write-downs of $9,000.  This property was sold during the second quarter of 2021.  During the three and six month periods ended  June 30, 2021, there was no expense recorded associated with the write-down of OREO. During the three and six month periods ended June 30, 2020, there was $32,000 of expense recorded associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2021:
Impaired commercial real estate loan	$288	$—	$—	$288

December 31, 2020:
Impaired commercial business loans	$58	$—	$—	$58
Impaired commercial real estate loans	340	—	—	340
Other real estate owned	9	—	—	9
Total	$407	$—	$—	$407

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
June 30, 2021:
Impaired commercial real estate loan	$288	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2020:
Impaired commercial business loans	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	340	Sales comparison approach	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at  June 30, 2021 was one $4,000 unsecured commercial business loan.  Excluded from the tables above at  December 31, 2020 were two unsecured commercial business loans totaling $4,000.  At June 30, 2021, there were no impaired loans which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2021:
Financial Assets:
Cash and cash equivalents	$50,518	$50,518	$50,518	$—	$—
Interest earning time deposits	3,480	3,480	—	3,480	—
Securities - available-for-sale	183,675	183,675	—	181,669	2,006
Securities - equities	9	9	9	—	—
Loans held for sale	—	—	—	—	—
Loans, net	794,291	794,221	—	—	794,221
Federal bank stock	5,846	N/A	N/A	N/A	N/A
Accrued interest receivable	4,140	4,140	38	766	3,336
Financial Liabilities:
Deposits	959,319	963,294	780,222	183,072	—
Borrowed funds	32,050	32,484	—	32,484	—
Accrued interest payable	448	448	9	439	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$37,439	$37,439	$37,439	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	113,041	113,041	—	111,035	2,006
Securities - equities	15	15	15	—	—
Loans held for sale	75	75	—	75	—
Loans, net	800,338	807,170	—	—	807,170
Federal bank stock	5,635	N/A	N/A	N/A	N/A
Accrued interest receivable	3,786	3,786	52	513	3,221
Financial Liabilities:
Deposits	893,627	899,446	705,680	193,766	—
Borrowed funds	32,050	33,256	—	33,256	—
Accrued interest payable	474	474	19	455	—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on  January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of June 30, 2021, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$87,481	12.74%	$84,583	12.71%
For capital adequacy purposes	54,936	8.00%	53,255	8.00%
To be well capitalized	68,670	10.00%	66,569	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$78,882	11.49%	$76,246	11.45%
For capital adequacy purposes	41,202	6.00%	39,941	6.00%
To be well capitalized	54,936	8.00%	53,255	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$78,882	11.49%	$76,246	11.45%
For capital adequacy purposes	30,901	4.50%	29,956	4.50%
To be well capitalized	44,635	6.50%	43,270	6.50%
Tier 1 capital to average assets:
Actual	$78,882	7.44%	$76,246	7.58%
For capital adequacy purposes	42,428	4.00%	40,213	4.00%
To be well capitalized	53,035	5.00%	50,267	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended June 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2021	$140	$(5,704)	$(5,564)
Other comprehensive income before reclassification	1,231	—	1,231
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	(3)
Net current period other comprehensive income (loss)	1,228	—	1,228
Accumulated Other Comprehensive Income (Loss) at June 30, 2021	$1,368	$(5,704)	$(4,336)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(4)	Net gain on sale of available-for-sale securities
Tax effect	1	Provision for income taxes
Total reclassifications for the period	$(3)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2020	$1,089	$(5,227)	$(4,138)
Other comprehensive income before reclassification	937	—	937
Amounts reclassified from accumulated other comprehensive income (loss)	(440)	—	(440)
Net current period other comprehensive income (loss)	497	—	497
Accumulated Other Comprehensive Income (Loss) at June 30, 2020	$1,586	$(5,227)	$(3,641)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(557)	Net gain on sale of available-for-sale securities
Tax effect	117	Provision for income taxes
Total reclassifications for the period	$(440)	Net of tax

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income (loss) before reclassification	(829)	—	(829)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	(23)
Net current period other comprehensive income (loss)	(852)	—	(852)
Accumulated Other Comprehensive Income (Loss) at June 30, 2021	$1,368	$(5,704)	$(4,336)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the six months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	June 30, 2021	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(29)	Net gain on sale of available-for-sale securities
Tax effect	6	Provision for income taxes
Total reclassifications for the period	$(23)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income (loss) before reclassification	2,196	—	2,196
Amounts reclassified from accumulated other comprehensive income (loss)	(502)	—	(502)
Net current period other comprehensive income (loss)	1,694	—	1,694
Accumulated Other Comprehensive Income (Loss) at June 30, 2020	$1,586	$(5,227)	$(3,641)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the six months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	June 30, 2020	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(635)	Net gain on sale of available-for-sale securities
Tax effect	133	Provision for income taxes
Total reclassifications for the period	$(502)	Net of tax

10.	Leases

As of June 30, 2021, the Corporation leases real estate for five branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2025 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 12.23 years as of June 30, 2021 compared to 12.70 years as of  June 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.52% as of June 30, 2021 compared to 3.50% as of  June 30, 2020.

The total operating lease costs were $48,000 and $96,000, respectively, for the three and six months ended June 30, 2021 and $48,000 and $96,000, respectively, for the three and six months ended June 30, 2020.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.3 million and $1.5 million, respectively, as of June 30, 2021, and $1.4 million and $1.6 million, respectively, as of June 30, 2020.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2021:

(Dollar amounts in thousands)
Year ending December 31:
2021 (excluding six months)	$110
2022	222
2023	222
2024	227
2025	212
Thereafter	850
Total minimum lease payments	1,843
Discount effect of cash flows	(374)
Present value of lease liabilities	$1,469

11.	Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans".  ASU 2018-14 removes disclosures pertaining to (a) the amounts of AOCI expected to be recognized as pension costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effect of one-percentage-point change in the assumed health care trends on (i) service and interest costs and (ii) post-retirement health care benefit obligation.  A disclosure will be added requiring an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments in this update are effective retrospectively for annual periods and interim periods within those annual periods beginning after December 15, 2020.  The Corporation does not expect ASU 2018-14 to have a material impact on its financial statements and disclosure

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes".  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020.  Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption.  The Corporation is currently evaluating the effect that this ASU will have on its financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  As of June 30, 2021, the Corporation has identified seventeen purchased participation loans totaling $57.8 million in outstanding balances and two tax-exempt commercial business loans totaling $1.6 million in outstanding balances tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and six months ended June 30, 2021, compared to the same periods in 2020 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 29 and 33 for the three and six months ended June 30, 2021 and 2020, respectively.

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

CHANGES IN FINANCIAL CONDITION

Total assets increased $74.7 million, or 7.2%, to $1.1 billion at June 30, 2021 from $1.0 billion at December 31, 2020. The increase in assets was driven primarily by an increase in securities and cash and equivalents of $70.6 million and $13.1 million, respectively, partially offset by a $6.0 million decrease in net loans receivable.  Liabilities increased $73.0 million, or 7.8%, to $1.0 billion at June 30, 2021 from $940.8 million at December 31, 2020 due to an increase in customer deposits of $65.7 million.

Stockholders’ equity increased $1.8 million, or 1.9%, to $93.2 million at  June 30, 2021 from $91.5 million at  December 31, 2020 primarily due to a $2.4 million increase retained earnings as a result of $4.0 million of net income available to common stockholders, less $1.6 million of common dividends paid, partially offset by an $852,000 decrease in accumulated other comprehensive income.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.4% of total assets.  Book value per common share was $32.72 at June 30, 2021, compared to $32.07 at December 31, 2020.

At June 30, 2021, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.44%, 11.49%, 11.49% and 12.74%, respectively. The Bank was also considered “well-capitalized” at December 31, 2020 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.58%, 11.45%, 11.45% and 12.71%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2021 and 2020

General. Net income available to common stockholders increased $636,000, or 52.9%, to $1.8 million for the three months ended June 30, 2021 from $1.2 million for the same period in 2020. The increase resulted from a $296,000 increase in net interest income and an $850,000 decrease in the provision for loan losses, partially offset by a $300,000 decrease in noninterest income and increases in noninterest expense and the provision for income taxes of $77,000 and $129,000, respectively.

Net interest income. Tax equivalent net interest income increased $307,000, or 4.4%, to $7.3 million for the three months ended June 30, 2021 from $7.0 million for the three months ended June 30, 2020. This increase was attributed to a decrease in interest expense of $765,000 partially offset by a decrease in tax equivalent interest income of $458,000.

Interest income. Tax equivalent interest income decreased $458,000, or 5.0%, to $8.7 million for the three months ended June 30, 2021 from $9.1 million for the same period in 2020. This decrease was attributed to decreases in interest earned on loans and interest-earning deposits and dividends on federal bank stocks of $658,000, $17,000 and $9,000, respectively, partially offset by an increase in interest earned on securities of $226,000.

Tax equivalent interest earned on loans receivable decreased $658,000, or 7.9%, to $7.7 million for the three months ended June 30, 2021 compared to $8.3 million for the same period in 2020. The decrease resulted from a 41 basis point decrease in the average yield on loans to 3.87% for the three months ended June 30, 2021, versus 4.28% for the same period in 2020.  This unfavorable yield variance accounted for a $789,000 decrease in interest income.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 3 basis points.  Partially offsetting this unfavorable variance, average loan volumes increased by $12.4 million as a result of record loan production during 2020 and the addition of PPP loans in 2020 and 2021.  This additional loan volume accounted for a $131,000 increase in interest income. Included in interest earned on loans for the three months ended June 30, 2021, is $361,000 of interest and fees earned on the SBA's PPP lending program, compared to $265,000 for the same period in 2020.

Interest earned on deposits with banks decreased $17,000, or 34.0%, to $33,000 for the three months ended June 30, 2021 compared to $50,000 for the same period in 2020.  This decrease was due to a 40 basis point decrease in the average yield on these balances to 0.21% for the three months ended June 30, 2021, versus 0.61% for the same period in 2020, accounting for a $45,000 decrease in interest income.  Partially offsetting this unfavorable variance,  average cash balances increased by $29.6 million, or 90.5%, accounting for a $28,000 increase in interest income.

Dividends on federal bank stocks decreased $9,000, or 10.5%, to $77,000 for the three months ended June 30, 2021 from $86,000 for the same period in 2020. This decrease was primarily due to a decrease in the average balance of federal bank stocks of $553,000, accounting for a $7,000 decrease in interest income.  Also, a 12 basis point decrease in the average yield to 5.32% for the three months ended June 30, 2021, versus 5.44% for the same period in 2020, accounted for an additional $2,000 decrease in interest income.

Tax equivalent interest earned on securities increased $226,000, or 34.1%, to $888,000 for the three months ended June 30, 2021 compared to $662,000 for the same period in 2020. The average balance of securities increased $51.5 million, or 49.8%, accounting for a $301,000 increase in interest income.  Partially offsetting the favorable variance in the average balance, the average yield on securities decreased by 27 basis points to 2.30% for the three months ended June 30, 2021 versus 2.57% for the same period in 2020. This unfavorable yield variance accounted for a $75,000 decrease in interest income.

Interest expense. Interest expense decreased $765,000, or 35.4%, to $1.4 million for the three months ended June 30, 2021 from $2.2 million for the same period in 2020. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $687,000 and $78,000, respectively.

Interest expense incurred on deposits decreased $687,000, or 36.1%, to $1.2 million for the three months ended June 30, 2021 compared to $1.9 million for the same period in 2020. The average cost of interest-bearing deposits decreased 48 basis points to 0.67% for the three months ended June 30, 2021, versus 1.15% for the same period in 2020, accounting for an $847,000 decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $60.2 million, or 9.1%, to $772.3 million for the three months ended June 30, 2021, compared to $622.1 million for the same period in 2020 resulting in a $160,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $78,000, or 30.1%, to $181,000 for the three months ended June 30, 2021, compared to $259,000 for the same period in 2020.  The decrease was primarily the result of a $16.6 million, or 34.1%, decrease in the average balance of borrowed funds to $32.1 million for the three months ended June 30, 2021, compared to $48.6 million for the same period in 2020 resulting in a $91,000 decrease in interest expense.  Partially offsetting this decrease, the average cost of borrowed funds increased 12 basis points to 2.26% for the three months ended June 30, 2021, compared to 2.14% for the same period in 2020 resulting in a $13,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$8,613	$9,082
Adjustment to fully taxable equivalent basis	55	44
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	8,668	9,126
Interest expense	1,395	2,160
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$7,273	$6,966

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

(Dollar amounts in thousands)	Three months ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$779,860	$7,522	3.87%	$763,455	$8,140	4.29%
Loans, tax exempt	15,764	148	3.77%	19,725	188	3.84%
Total loans receivable	795,624	7,670	3.87%	783,180	8,328	4.28%
Securities, taxable	107,157	623	2.33%	87,951	558	2.55%
Securities, tax exempt	47,935	265	2.21%	15,607	104	2.68%
Total securities	155,092	888	2.30%	103,558	662	2.57%
Interest-earning deposits with banks	62,331	33	0.21%	32,721	50	0.61%
Federal bank stocks	5,804	77	5.32%	6,357	86	5.44%
Total interest-earning cash equivalents	68,135	110	0.65%	39,078	136	1.40%
Total interest-earning assets	1,018,851	8,668	3.41%	925,816	9,126	3.96%
Cash and due from banks	3,480			3,469
Other noninterest-earning assets	60,474			61,917
Total Assets	$1,082,805			$991,202
Interest-bearing liabilities:
Interest-bearing demand deposits	$541,113	$320	0.24%	$454,992	$779	0.69%
Time deposits	181,170	894	1.98%	207,125	1,122	2.18%
Total interest-bearing deposits	722,283	1,214	0.67%	662,117	1,901	1.15%
Borrowed funds, short-term	2,050	22	4.31%	2,778	23	3.27%
Borrowed funds, long-term	30,000	159	2.12%	45,822	236	2.07%
Total borrowed funds	32,050	181	2.26%	48,600	259	2.14%
Total interest-bearing liabilities	754,333	1,395	0.74%	710,717	2,160	1.22%
Noninterest-bearing demand deposits	221,209	—	—	178,386	—	—
Funding and cost of funds	975,542	1,395	0.57%	889,103	2,160	0.98%
Other noninterest-bearing liabilities	15,319			14,204
Total Liabilities	990,861			903,307
Stockholders' Equity	91,944			87,895
Total Liabilities and Stockholders' Equity	$1,082,805			$991,202
Net interest income		$7,273			$6,966

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.67%			2.74%

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.86%			3.03%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$131	$(789)	$(658)
Securities	301	(75)	226
Interest-earning deposits with banks	28	(45)	(17)
Federal bank stocks	(7)	(2)	(9)
Total interest-earning assets	453	(911)	(458)

Interest expense:
Interest-bearing deposits	160	(847)	(687)
Borrowed funds, short-term	(7)	6	(1)
Borrowed funds, long-term	(84)	7	(77)
Total interest-bearing liabilities	69	(834)	(765)
Net interest income	$384	$(77)	$307

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended June 30, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2021	2020
Balance at the beginning of the period	$9,685	$7,220
Provision for loan losses	250	1,100
Charge-offs	(94)	(186)
Recoveries	7	25
Balance at the end of the period	$9,848	$8,159

Nonperforming loans	$3,461	$5,082
Nonperforming assets	3,461	5,400
Nonperforming loans to total loans	0.43%	0.63%
Nonperforming assets to total assets	0.31%	0.54%
Allowance for loan losses to total loans	1.22%	1.00%
Allowance for loan losses to nonperforming loans	284.54%	160.55%

Nonperforming loans decreased $173,000, or 4.8%, to $3.5 million at June 30, 2021 from $3.6 million at March 31, 2021. This was primarily due to a $135,000 decrease in nonperforming commercial real estate loans as a result of a charge-off of $54,000, a repayment of $40,000 and a $41,000 90+ days past due and still accruing loan which was brought current.

As of June 30, 2021, the Corporation’s classified and criticized assets amounted to $43.0 million, or 3.9% of total assets, with $34.1 million classified as substandard and $8.9 million identified as special mention. This compares to classified and criticized assets of $42.8 million, or 4.0% of total assets, with $26.4 million classified as substandard and $16.4 million identified as special mention at March 31, 2021. This increase was primarily related to the downgrade of two commercial relationships from pass to substandard totaling $1.2 million, partially offset by the repayment of four commercial real estate loans totaling $452,000, the $54,000 charge-off of one commercial real estate loan and the repayment of two commercial business loans in the amount of $370,000.

The provision for loan losses decreased $850,000, or 77.3%, to $250,000 for the three months ended June 30, 2021 from $1.1 million for the same period in 2020. The higher provision for loan losses recorded during the second quarter of 2020 was due to growth in the residential and consumer loan portfolios, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $300,000, or 21.8%, to $1.1 million for the three months ended June 30, 2021, compared to $1.4 million for the same period in 2020 due to a $553,000 decrease in gains on the sale of securities, partially offset by increases in other income, gains on the sale of loans and fees and service charges of $104,000, $100,000 and $47,000, respectively. During the quarter ended June 30, 2020, the Corporation sold $31.2 million of primarily low yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $557,000.  The sale proceeds were utilized to repay $15.0 million of Federal Home Loan Bank (FHLB) term advances and purchase higher yielding municipal securities.  The increase in other income was primarily due to an increase in interchange fee income and the increase in fees and service charges was primarily due to an increase in overdraft charges, both resulting from easing pandemic restrictions leading to an increase in consumer spending.

Noninterest expense.  Noninterest expense increased $77,000, or 1.4%, to $5.7 million for the three months ended June 30, 2021 from $5.6 million for the same period in 2020.  The increase was primarily attributable to increases in compensation and benefits expense, professional fees and FDIC insurance expense of $94,000, $82,000 and $50,000, respectively, partially offset by a decrease in other noninterest expense of $145,000.  The decrease in other noninterest expense primarily related to prepayment penalties of $238,000 incurred during the quarter ended June 30, 2020 as a result of the aforementioned early repayment of FHLB term advances.

Provision for income taxes. The provision for income taxes increased $129,000, or 48.5%, to $395,000 for the three months ended June 30, 2021 compared to $266,000 for the same period in 2020 as a result of the increase in net income before provision for income taxes.

Comparison of Results for the Six Months Ended June 30, 2021 and 2020

General. Net income available to common stockholders increased $1.6 million, or 67.7%, to $4.0 million for the six months ended June 30, 2021 from $2.4 million for the same period in 2020. This increase resulted from a $1.3 million increase in net interest income and a $1.4 million decrease in the provision for loan losses, partially offset by a $273,000 decrease in noninterest income and increases in noninterest expense and the provision for income taxes of $399,000 and $329,000, respectively.

Net interest income. Tax equivalent net interest income increased $1.3 million, or 9.3%, to $15.0 million for the six months ended June 30, 2021 from $13.7 million for the six months ended June 30, 2020. This increase was attributed to a decrease in interest expense of $1.5 million, partially offset by a decrease in tax equivalent interest income of $253,000.

Interest income. Tax equivalent interest income decreased $253,000, or 1.4%, to $17.8 million for the six months ended June 30, 2021 from $18.1 million for the same period in 2020. This decrease was attributed to decreases in interest on loans and interest-earning deposits with banks and dividends on federal bank stocks of $348,000, $53,000 and $47,000, respectively, partially offset by a $195,000 increase in interest earned on securities.

Tax equivalent interest earned on loans receivable decreased $348,000, or 2.1%, to $16.0 million for the six months ended June 30, 2021 compared to $16.3 million for the same period in 2020. This decrease resulted from a 33 basis point decrease in the average yield on loans to 4.04% for the six months ended June 30, 2021, versus 4.37% for the same period in 2020.  The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in the immediate decrease in interest rates on adjustable rate loans linked to that index.  This unfavorable yield variance accounted for a $1.3 million decrease in interest income.  Partially offsetting this unfavorable variance, average loans increased $46.3 million, or 6.2%, accounting for a $971,000 increase in interest income.  Interest income recognized on the PPP loans was $1.1 million for the six months ended June 30, 2021, compared to $265,000 for the same period in 2020.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 3 basis points.

Interest earned on deposits with banks decreased $53,000, or 45.3%, to $64,000 for the six months ended June 30, 2021 compared to $117,000 for the same period in 2020. This decrease resulted from a 69 basis point decrease in the average yield on these balances to 0.26% for the six months ended June 30, 2021, versus 0.95% for the same period in 2020, accounting for a $122,000 decrease in interest income.  Partially offsetting this unfavorable variance, average cash balances increased $25.7 million, accounting for a $69,000 increase in interest income.

Dividends on federal bank stocks decreased $47,000, or 24.4%, to $146,000 for the six months ended June 30, 2021 from $193,000 for the same period in 2020. This decrease was primarily due to a decrease of 92 basis points in the average yield to 5.16% for the six months ended June 30, 2021, versus 6.08% for the same period in 2020, accounting for a $28,000 decrease in interest income. Also, the average balance of federal bank stocks decreased $678,000, or 10.6%, accounting for a $19,000 decrease in interest income.

Tax equivalent interest earned on securities increased $195,000, or 13.7%, to $1.6 million for the six months ended June 30, 2021 compared to $1.4 million for the same period in 2020. The average balance of securities increased $27.2 million, or 24.8%, accounting for a $330,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on securities decreased by 23 basis points to 2.39% for the six months ended June 30, 2021 versus 2.62% for the same period in 2020 causing a $135,000 decrease in interest income.

Interest expense. Interest expense decreased $1.5 million, or 35.0%, to $2.8 million for the six months ended June 30, 2021 from $4.4 million for the same period in 2020. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $1.4 million and $172,000, respectively.

Interest expense incurred on deposits decreased $1.4 million, or 35.4%, to $2.5 million for the six months ended June 30, 2021 compared to $3.8 million for the same period in 2020. The average cost of interest-bearing deposits decreased 48 basis points to 0.71% for the six months ended June 30, 2021, versus 1.19% for the same period in 2020, accounting for a $1.7 million decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $60.7 million, or 9.4%, to $708.2 million for the six months ended June 30, 2021, compared to $647.5 million for the same period in 2020 causing a $332,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $172,000, or 32.3%, to $360,000 for the six months ended June 30, 2021, compared to $532,000 for the same period in 2020.  The decrease was primarily the result of a decrease in the average balance of borrowed funds of $15.8 million, or 33.0%, to $32.1 million for the six months ended June 30, 2021 from $47.8 million for the same period in 2020 causing a $198,000 decrease in interest expense.  Partially offsetting this reduction, the cost of borrowed funds increased 2 basis points to 2.26% for the six months ended June 30, 2021, compared to 2.24% for the same period in 2020 causing a $26,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$17,711	$17,985
Adjustment to fully taxable equivalent basis	109	88
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	17,820	18,073
Interest expense	2,841	4,373
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$14,979	$13,700

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

(Dollar amounts in thousands)	Six months ended June 30,
	2021			2020
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans, taxable	$781,722	$15,677	4.04%	$732,582	$15,958	4.38%
Loans, tax exempt	17,009	315	3.74%	19,839	382	3.87%
Total loans receivable	798,731	15,992	4.04%	752,421	16,340	4.37%
Securities, taxable	92,321	1,123	2.45%	94,475	1,222	2.60%
Securities, tax exempt	44,330	495	2.25%	14,979	201	2.70%
Total securities	136,651	1,618	2.39%	109,454	1,423	2.62%
Interest-earning deposits with banks	50,542	64	0.26%	24,841	117	0.95%
Federal bank stocks	5,703	146	5.16%	6,381	193	6.08%
Total interest-earning cash equivalents	56,245	210	0.75%	31,222	310	2.00%
Total interest-earning assets	991,627	17,820	3.62%	893,097	18,073	4.07%
Cash and due from banks	3,419			3,480
Other noninterest-earning assets	60,248			62,071
Total Assets	$1,055,294			$958,648
Interest-bearing liabilities:
Interest-bearing demand deposits	$525,252	$688	0.26%	$436,282	$1,558	0.72%
Time deposits	182,955	1,793	1.98%	211,247	2,283	2.17%
Total interest-bearing deposits	708,207	2,481	0.71%	647,529	3,841	1.19%
Borrowed funds, short-term	2,050	44	4.31%	6,684	87	2.60%
Borrowed funds, long-term	30,000	316	2.12%	41,121	445	2.18%
Total borrowed funds	32,050	360	2.26%	47,805	532	2.24%
Total interest-bearing liabilities	740,257	2,841	0.77%	695,334	4,373	1.26%
Noninterest-bearing demand deposits	207,947	—	—	161,527	—	—
Funding and cost of funds	948,204	2,841	0.60%	856,861	4,373	1.03%
Other noninterest-bearing liabilities	15,350			14,150
Total Liabilities	963,554			871,011
Stockholders' Equity	91,740			87,637
Total Liabilities and Stockholders' Equity	$1,055,294			$958,648
Net interest income		$14,979			$13,700

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.85%			2.80%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.05%			3.08%

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

(Dollar amounts in thousands)	Six months ended June 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$971	$(1,319)	$(348)
Securities	330	(135)	195
Interest-earning deposits with banks	69	(122)	(53)
Federal bank stocks	(19)	(28)	(47)
Total interest-earning assets	1,351	(1,604)	(253)

Interest expense:
Interest-bearing deposits	332	(1,692)	(1,360)
Borrowed funds, short-term	(80)	37	(43)
Borrowed funds, long-term	(118)	(11)	(129)
Total interest-bearing liabilities	134	(1,666)	(1,532)
Net interest income	$1,217	$62	$1,279

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2021	2020
Balance at the beginning of the period	$9,580	$6,556
Provision for loan losses	525	1,892
Charge-offs	(279)	(324)
Recoveries	22	35
Balance at the end of the period	$9,848	$8,159

Nonperforming loans	$3,461	$5,082
Nonperforming assets	3,461	5,400
Nonperforming loans to total loans	0.43%	0.63%
Nonperforming assets to total assets	0.31%	0.54%
Allowance for loan losses to total loans	1.22%	1.00%
Allowance for loan losses to nonperforming loans	284.54%	160.55%

Nonperforming loans decreased $641,000, or 15.6% to $3.5 million at June 30, 2021 from $4.1 million at December 31, 2020. This was primarily due to the repayment of two commercial real estate loans and a residential mortgage loan totaling $160,000 and $185,000, respectively, the charge off of a $54,000 commercial real estate loan, three residential mortgage loans totaling $124,000 removed from non-accrual status and a $41,000 90+ days past due and still accruing commercial real estate loan which was brought current.

As of June 30, 2021, the Corporation’s classified and criticized assets amounted to $43.0 million, or 3.9% of total assets, with $34.1 million classified as substandard and $8.9 million identified as special mention. This compares to classified and criticized assets of $44.4 million, or 4.3% of total assets, with $22.7 million classified as substandard and $21.7 million identified as special mention at December 31, 2020. This $1.4 million decrease was primarily related to the sale of $800,000 in loans from one commercial relationship, the repayment of six commercial real estate loans totaling $661,000 and the repayment of one commercial business loan in the amount of $189,000.

The provision for loan losses decreased $1.4 million, or 72.3%, to $525,000 for the six months ended June 30, 2021 from $1.9 million for the same period in 2020. The higher provision for loan losses recorded during the first six months of 2020 was due to growth in the residential and consumer loan portfolios, risk rating changes for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $273,000, or 11.4%, to $2.1 million for the six months ended June 30, 2021, compared to $2.4 million for the same period in 2020 due decreases in gains on the sale of securities and fees and service charges of $606,000 and $78,000, respectively, partially offset by increases in other income and gains on the sale of loans of $206,000 and $202,000, respectively.  During the six months ended June 30, 2020, the Corporation sold $39.4 million of primarily low yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $635,000.  As previously mentioned, the sale proceeds were utilized to repay FHLB term advances and purchase higher yielding municipal securities.  During the six months ended June 30, 2021, the Corporation sold $8.4 million of residential mortgage loans to the FHLB and realized a net gain of $202,000.  The increase in other income was primarily related to an increase in interchange fee income resulting from easing pandemic restrictions leading to an increase in consumer spending.

Noninterest expense.  Noninterest expense increased $399,000, or 3.6%, to $11.5 million for the six months ended June 30, 2021 from $11.1 million for the same period in 2020.  The increase was primarily attributable to increases in compensation and benefits expense, professional fees, FDIC insurance expense and premises and equipment expense of $203,000, $132,000, $105,000 and $64,000, respectively, partially offset by a decrease in other noninterest expense of $100,000.  The decrease in other noninterest expense primarily related to prepayment penalties of $238,000 incurred during the six months ended June 30, 2020 as a result of the aforementioned early repayment of FHLB term advances.

Provision for income taxes. The provision for income taxes increased $329,000, or 64.8%, to $837,000 for the six months ended June 30, 2021 compared to $508,000 for the same period in 2020 as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the six months ended June 30, 2021, the Corporation used its sources of funds primarily to fund the purchase of securities. As of June 30, 2021, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $124.8 million, and standby letters of credit totaling $559,000, net of collateral maintained by the Bank.

At June 30, 2021, time deposits amounted to $179.2 million, or 18.7% of the Corporation’s total consolidated deposits, including approximately $70.7 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2021, the Corporation had borrowed funds of $32.1 million consisting of $30.0 million of long-term FHLB advances and $2.1 million outstanding on a line of credit with a correspondent bank. At June 30, 2021, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $230.0 million.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general economic environment and financial markets, including the Corporation's market capitalization, represented and interim impairment indicator requiring continued evaluation.  Because of the economic uncertainty surronding the pandemic, the Corporation engaged an independent third party to perform the Step 1, quantitative analysis of goodwill as of November 30, 2020.  Based on the analysis performed, management concluded that the Corporation's goodwill was not impaired as of November 30, 2020.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2021, the Corporation’s interest-earning assets maturing or repricing within one year totaled $401.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $153.4 million, providing an excess of interest-earning assets over interest-bearing liabilities of $248.2 million. At June 30, 2021, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 261.8%.

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

As of June 30, 2021, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Date: August 13, 2021	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer