Form 10-Q
period 2021-09-30
EMCLAIRE FINANCIAL CORP
filed 2021-11-10
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the Registrant’s common stock was 2,721,212 at November 10, 2021.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of September 30, 2021 and December 31, 2020
(Dollar amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$3,558	$3,526
Interest earning deposits with banks	34,508	33,913
Total cash and cash equivalents	38,066	37,439
Interest earning time deposits	2,982	5,718
Securities - available-for-sale	186,925	113,041
Securities - equity investments	5	15
Loans held for sale	300	75
Loans receivable, net of allowance for loan losses of $9,949 and $9,580	781,559	800,338
Federal bank stocks, at cost	5,611	5,635
Bank-owned life insurance	15,775	15,468
Accrued interest receivable	4,343	3,786
Premises and equipment, net	16,599	18,202
Goodwill	19,460	19,460
Core deposit intangible, net	937	1,083
Prepaid expenses and other assets	12,412	12,063
Total Assets	$1,084,974	$1,032,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$224,029	$193,752
Interest bearing	724,494	699,875
Total deposits	948,523	893,627
Short-term borrowed funds	2,050	2,050
Long-term borrowed funds	25,000	30,000
Accrued interest payable	373	474
Accrued expenses and other liabilities	14,588	14,692
Total Liabilities	990,534	940,843
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,823,229 shares issued; 2,721,212 shares outstanding	3,529	3,529
Additional paid-in capital	47,536	47,200
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	47,082	42,143
Accumulated other comprehensive loss	(5,799)	(3,484)
Total Stockholders' Equity	94,440	91,480
Total Liabilities and Stockholders' Equity	$1,084,974	$1,032,323

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and nine months ended September 30, 2021 and 2020
(Dollar amounts in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans receivable, including fees	$8,785	$8,489	$24,728	$24,767
Securities:
Taxable	652	414	1,775	1,636
Exempt from federal income tax	289	136	724	310
Federal bank stocks	72	94	218	287
Interest earning deposits with banks	18	39	82	156
Total interest and dividend income	9,816	9,172	27,527	27,156
Interest expense:
Deposits	1,007	1,753	3,488	5,594
Borrowed funds	172	182	532	714
Total interest expense	1,179	1,935	4,020	6,308
Net interest income	8,637	7,237	23,507	20,848
Provision for loan losses	125	750	650	2,642
Net interest income after provision for loan losses	8,512	6,487	22,857	18,206
Noninterest income:
Fees and service charges	380	362	1,041	1,100
Net realized gain on sales of securities	170	—	201	635
Net gain on sales of loans	151	181	353	181
Earnings on bank-owned life insurance	95	96	308	305
Other	552	501	1,575	1,322
Total noninterest income	1,348	1,140	3,478	3,543
Noninterest expense:
Compensation and employee benefits	2,806	2,750	8,763	8,503
Premises and equipment	819	837	2,479	2,433
Intangible asset amortization	68	41	146	124
Professional fees	268	211	805	616
Federal deposit insurance	137	144	425	328
Other	1,653	1,462	4,663	4,571
Total noninterest expense	5,751	5,445	17,281	16,575
Income before provision for income taxes	4,109	2,182	9,054	5,174
Provision for income taxes	734	384	1,571	892
Net income	3,375	1,798	7,483	4,282
Preferred stock dividends	—	—	95	91
Net income available to common stockholders	$3,375	$1,798	$7,388	$4,191
Basic earnings per common share	$1.24	$0.66	$2.72	$1.55
Diluted earnings per common share	1.23	0.66	2.69	1.54
Average common shares outstanding - basic	2,721,212	2,708,712	2,721,212	2,708,712
Average common shares outstanding - diluted	2,748,579	2,725,574	2,744,382	2,723,555

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
For the three and nine months ended September 30, 2021 and 2020
(Dollar amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$3,375	$1,798	$7,483	$4,282
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(1,682)	68	(2,729)	2,848
Reclassification adjustment for gains included in net income	(170)	—	(201)	(635)
Net period change	(1,852)	68	(2,930)	2,213
Tax effect	389	(14)	615	(465)
Net of tax	(1,463)	54	(2,315)	1,748
Comprehensive income	$1,912	$1,852	$5,168	$6,030

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2021 and 2020
(Dollar amounts in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$7,483	$4,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,031	1,058
Provision for loan losses	650	2,642
Amortization/accretion of premiums, discounts and deferred costs and fees, net	(586)	427
Amortization of operating lease right-of-use assets	116	102
Amortization of intangible assets and mortgage servicing rights	220	199
Realized gain on sales of debt securities, net	(201)	(635)
Change in fair value of equity securities	10	7
Net gain on sales of loans	(353)	(181)
Net (gain) loss on foreclosed real estate	(42)	14
Net gain on sale of premises and equipment	(28)	—
Loans originated for sale	(10,816)	—
Proceeds from the sale of loans originated for sale	10,873	—
Write-down of foreclosed real estate	—	56
Stock compensation expense	336	336
Increase in bank-owned life insurance	(308)	(305)
Proceeds from bank-owned life insurance claim	—	220
Increase in accrued interest receivable	(557)	(1,631)
Increase in prepaid expenses and other assets	(289)	(162)
Decrease in accrued interest payable	(101)	(82)
Increase (decrease) in accrued expenses and other liabilities	(276)	556
Net cash provided by operating activities	7,162	6,903
Cash flows from investing activities
Loan originations and principal collections, net	16,284	(143,273)
Proceeds from sales of loans held for sale previously classified as portfolio loans	2,800	3,994
Available-for-sale securities:
Sales	4,845	40,011
Maturities, repayments and calls	14,818	17,179
Purchases	(96,598)	(34,125)
Purchase of federal bank stocks	(845)	(2,840)
Redemption of federal bank stocks	868	2,831
Net change in interest earning time deposits	2,736	3,286
Proceeds from the sale of bank premises and equipment	1,297	—
Purchases of premises and equipment	(478)	(751)
Proceeds from the sale of foreclosed real estate	386	339
Net cash used in investing activities	(53,887)	(113,349)
Cash flows from financing activities
Net increase in deposits	54,896	112,392
Proceeds from long-term debt	—	20,000
Repayments on long-term debt	(5,000)	(16,500)
Dividends paid	(2,544)	(2,529)
Net cash provided by financing activities	47,352	113,363
Net increase in cash and cash equivalents	627	6,917
Cash and cash equivalents at beginning of period	37,439	14,986
Cash and cash equivalents at end of period	$38,066	$21,903
Supplemental information:
Interest paid	$4,121	$6,390
Income taxes paid	2,050	600
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	24	277
Transfers from portfolio loans to loans held for sale	2,728	4,127

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and nine months ended September 30, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	1,190	—	1,190
Other comprehensive income	—	—	—	—	—	—	1,197	1,197
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(812)	—	(812)
Balance at March 31, 2020	421	3,785	3,513	46,869	(2,114)	39,209	(4,138)	87,545
Net income	—	—	—	—	—	1,294	—	1,294
Other comprehensive income	—	—	—	—	—	—	497	497
Cash dividends declared on preferred stock	—	—	—	—	—	(91)	—	(91)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at June 30, 2020	421	3,785	3,513	46,981	(2,114)	39,599	(3,641)	88,544
Net income	—	—	—	—	—	1,798	—	1,798
Other comprehensive income	—	—	—	—	—	—	54	54
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(813)	—	(813)
Balance at September 30, 2020	$421	$3,785	$3,513	$47,093	$(2,114)	$40,584	$(3,587)	$89,695

Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	2,174	—	2,174
Other comprehensive loss	—	—	—	—	—	—	(2,080)	(2,080)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at March 31, 2021	421	3,785	3,529	47,312	(2,114)	43,501	(5,564)	90,870
Net income	—	—	—	—	—	1,934	—	1,934
Other comprehensive income	—	—	—	—	—	—	1,228	1,228
Cash dividends declared on preferred stock	—	—	—	—	—	(95)	—	(95)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at June 30, 2021	421	3,785	3,529	47,424	(2,114)	44,524	(4,336)	93,233
Net income	—	—	—	—	—	3,375	—	3,375
Other comprehensive loss	—	—	—	—	—	—	(1,463)	(1,463)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(817)	—	(817)
Balance at September 30, 2021	$421	$3,785	$3,529	$47,536	$(2,114)	$47,082	$(5,799)	$94,440

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

Effective March 16, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) lowered the federal funds target rate to a range of between zero and 0.25%.  This action followed a prior reduction of the federal funds target rate to a range of 1.00% to 1.25% effective on March 4, 2020.  These actions were taken in an emergency response to stem the economic impact of the pandemic.  The Federal Reserve has indicated that it expects to maintain the targeted federal funds rate at current levels until such time that the economic environment has stabilized for a period of time.  The Corporation’s earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earnings assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds.  Since the Corporation’s balance sheet is asset sensitive, earnings are more adversely affected by falling rates since rate sensitive assets reprice more quickly than rate sensitive liabilities.  Should the Federal Reserve take any further action regarding rates in relation to the pandemic, the Corporation’s margins could be compressed even further, perpetuating the negative effect on net income.

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

Following the enactment of these provisions, in December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic.  This included additional stimulus payments to individuals and their dependents, the extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.  The Corporation was a lender for the initial SBA program and closed 688 PPP loans totaling $54.9 million.  As of October 25, 2021, 684 loans totaling $51.1 million were fully repaid, including five loans totaling $66,000 that were voluntarily repaid, rather than forgiven by the SBA.  Five loans had aggregate unforgiven balances totaling $97,000, two of which have remaining outstanding balances totaling $94,000.  The Corporation also participated in the second round of the program and closed 421 loans totaling $26.7 million.  As of October 25, 2021, 378 loans totaling $20.9 million were fully repaid.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$3,375	$1,798	$7,483	$4,282
Less: Preferred stock dividends	—	—	95	91
Net income available to common stockholders	$3,375	$1,798	$7,388	$4,191
Average common shares outstanding	2,721,212	2,708,712	2,721,212	2,708,712
Add: Dilutive effects of restricted stock awards	27,367	16,862	23,170	14,843
Average shares and dilutive potential common shares	2,748,579	2,725,574	2,744,382	2,723,555
Basic earnings per common share	$1.24	$0.66	$2.72	$1.55
Diluted earnings per common share	$1.23	$0.66	$2.69	$1.54

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $5,000 and $15,000 at September 30, 2021 and  December 31, 2020, respectively. Changes in the fair value of these securities are included in other income on the consolidated statements of net income. During the three and nine months ended September 30, 2021, the Corporation recognized a loss of $4,000 and $10,000, respectively, on equity securities held at September 30, 2021, compared to a loss of $2,000 and $7,000, respectively, for the same periods in 2020. During the three and nine months ended September 30, 2021 and 2020, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of September 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
U.S. government sponsored entities and agencies	$8,145	$69	$(24)	$8,190
U.S. agency mortgage-backed securities: residential	14,485	171	(97)	14,559
U.S. agency collateralized mortgage obligations: residential	45,702	160	(379)	45,483
State and political subdivisions	94,497	1,093	(1,413)	94,177
Corporate debt securities	24,217	369	(70)	24,516
Total securities available-for-sale	$187,046	$1,862	$(1,983)	$186,925

December 31, 2020:
U.S. government sponsored entities and agencies	$3,036	$11	$(40)	$3,007
U.S. agency mortgage-backed securities: residential	16,151	436	(6)	16,581
U.S. agency collateralized mortgage obligations: residential	15,658	263	(10)	15,911
State and political subdivisions	53,834	1,781	(38)	55,577
Corporate debt securities	21,553	434	(22)	21,965
Total securities available-for-sale	$110,232	$2,925	$(116)	$113,041

The following table summarizes scheduled maturities of the Corporation’s debt securities as of September 30, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,326	4,401
Due after five years through ten years	33,552	33,934
Due after ten years	88,981	88,548
Mortgage-backed securities: residential	14,485	14,559
Collateralized mortgage obligations: residential	45,702	45,483
Total securities available-for-sale	$187,046	$186,925

3.	Securities (continued)

Information pertaining to debt securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021:
U.S. government sponsored entities and agencies	$1,580	$(24)	$—	$—	$1,580	$(24)
U.S. agency mortgage-backed securities: residential	7,196	(97)	—	—	7,196	(97)
U.S. agency collateralized mortgage obligations: residential	32,710	(376)	1,693	(3)	34,403	(379)
State and political subdivisions	52,581	(1,358)	1,420	(55)	54,001	(1,413)
Corporate debt securities	6,880	(70)	—	—	6,880	(70)
Total	$100,947	$(1,925)	$3,113	$(58)	$104,060	$(1,983)

December 31, 2020:
U.S. government sponsored entities and agencies	$1,996	$(40)	$—	$—	$1,996	$(40)
U.S. agency mortgage-backed securities: residential	1,547	(6)	—	—	1,547	(6)
U.S. agency collateralized mortgage obligations: residential	1,515	(4)	4,845	(6)	6,360	(10)
State and political subdivisions	1,705	(11)	1,641	(27)	3,346	(38)
Corporate debt securities	2,509	(10)	988	(12)	3,497	(22)
Total	$9,272	$(71)	$7,474	$(45)	$16,746	$(116)

Gains and losses on sales of securities for the three and nine months ended September 30, 2021 and 2020 were as follows:

(Dollar amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Proceeds	$4,597	$—	$4,845	$40,011
Gains	170	—	201	640
Losses	—	—	—	(5)
Tax provision related to gains (losses)	35	—	42	133

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

There were 140 debt securities in an unrealized loss position as of  September 30, 2021, four of which were in an unrealized loss position for more than 12 months. Of these 140 securities, 94 were state and political subdivision securities, 21 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 18 were corporate securities, six were mortgage-backed securities and one was an agency security. Management believes the unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of  September 30, 2021 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential first mortgages	$278,412	$308,031
Home equity loans and lines of credit	78,265	87,088
Commercial real estate	313,048	285,625
Total real estate loans	669,725	680,744
Other loans:
Commercial business	72,672	89,139
Consumer	49,111	40,035
Total other loans	121,783	129,174
Total loans, gross	791,508	809,918
Less allowance for loan losses	9,949	9,580
Total loans, net	$781,559	$800,338

Included in total loans above are net deferred costs of $3.1 million and $2.5 million at September 30, 2021 and  December 31, 2020, respectively. In addition, included in commercial loans at  September 30, 2021 and  December 31, 2020 were $10.4 million and $30.4 million, respectively, of PPP loans that are guaranteed by the SBA.  The Corporation received $3.7 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020, $2.1 million was recognized during the nine months ended September 30, 2021 and $335,000 will be recognized in future periods upon forgiveness by the SBA.

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

At September 30, 2021, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended September 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,449	$537	$5,826	$675	$361	$9,848
Charge-offs	—	(36)	—	—	(33)	(69)
Recoveries	—	11	21	1	12	45
Provision	(101)	21	153	7	45	125
Ending Balance	$2,348	$533	$6,000	$683	$385	$9,949

Nine months ended September 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	(36)	(151)	—	(160)	(347)
Recoveries	—	19	22	1	24	66
Provision	(426)	(70)	949	5	192	650
Ending Balance	$2,348	$533	$6,000	$683	$385	$9,949

At September 30, 2021:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$21	$4	$—	$25
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,348	533	5,979	679	385	9,924
Total	$2,348	$533	$6,000	$683	$385	$9,949
Total loans:
Individually evaluated for impairment	$303	$4	$1,224	$121	$—	$1,652
Acquired loans collectively evaluated for impairment	32,520	6,754	23,992	2,552	617	66,435
Originated loans collectively evaluated for impairment	245,589	71,507	287,832	69,999	48,494	723,421
Total	$278,412	$78,265	$313,048	$72,672	$49,111	$791,508

At December 31, 2020:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$40	$20	$—	$60
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,774	620	5,140	657	329	9,520
Total	$2,774	$620	$5,180	$677	$329	$9,580
Total loans:
Individually evaluated for impairment	$329	$3	$1,639	$143	$—	$2,114
Acquired loans collectively evaluated for impairment	44,209	8,491	30,913	5,131	1,017	89,761
Originated loans collectively evaluated for impairment	263,493	78,594	253,073	83,865	39,018	718,043
Total	$308,031	$87,088	$285,625	$89,139	$40,035	$809,918

Three months ended September 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,582	$654	$3,901	$803	$219	$8,159
Charge-offs	—	(51)	(1)	—	(28)	(80)
Recoveries	5	1	1	36	33	76
Provision	111	57	578	(81)	85	750
Ending Balance	$2,698	$661	$4,479	$758	$309	$8,905

Nine months ended September 30, 2020:
Allowance for loan losses:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(11)	(89)	(75)	(147)	(82)	(404)
Recoveries	6	12	6	37	50	111
Provision	394	112	1,650	232	254	2,642
Ending Balance	$2,698	$661	$4,479	$758	$309	$8,905

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2021:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of September 30, 2021			For the three months ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$—	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	309	309	21	312	3	3
Commercial business	4	4	4	4	—	—
Consumer	—	—	—	—	—	—
Total	$313	$313	$25	$316	$3	$3

	For the nine months ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$17	$—	$—
Home equity and lines of credit	—	—	—
Commercial real estate	344	12	12
Commercial business	37	—	—
Consumer	—	—	—
Total	$398	$12	$12

	Impaired Loans with No Specific Allowance
	As of September 30, 2021		For the three months ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$415	$303	$308	$2	$2
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	915	915	964	8	8
Commercial business	117	117	119	1	1
Consumer	—	—	—	—	—
Total	$1,451	$1,339	$1,395	$11	$11

	For the nine months ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$299	$4	$4
Home equity and lines of credit	4	—	—
Commercial real estate	1,070	32	32
Commercial business	92	4	4
Consumer	—	—	—
Total	$1,465	$40	$40

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At September 30, 2021 and  December 31, 2020, the Corporation had $360,000 and $396,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $0 and $6,000 of specific allowance for these loans at September 30, 2021 and  December 31, 2020, respectively.

During the three and nine months ended September 30, 2021 and 2020, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and nine months ended September 30, 2021 and 2020, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

COVID-19 related deferrals.  Under the provisions of the CARES Act, at the peak, the Corporation had granted modifications on 419 loans with an aggregate balance of $111.6 million, representing 14.7% of gross outstanding loan balances.  As of September 30, 2021, ten loans with an aggregate balance of $16.0 million, or 2.0%, of gross loans outstanding remained on deferral while the remaining loans have resumed normal repayment or have been repaid in full.  As of September 30, 2021, hospitality loans comprised 100% of the loans remaining on deferral.  Eight of these loans totaling $14.0 million, or 87.4%, have resumed interest only payments.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021:
Residential first mortgages	$277,309	$—	$—	$1,103	$—	$278,412
Home equity and lines of credit	77,955	—	—	310	—	78,265
Commercial real estate	—	281,271	7,518	24,259	—	313,048
Commercial business	—	66,554	1,369	4,749	—	72,672
Consumer	49,095	—	—	16	—	49,111
Total loans	$404,359	$347,825	$8,887	$30,437	$—	$791,508

December 31, 2020:
Residential first mortgages	$306,237	$—	$—	$1,794	$—	$308,031
Home equity and lines of credit	86,867	—	—	221	—	87,088
Commercial real estate	—	249,357	19,669	16,599	—	285,625
Commercial business	—	83,059	2,054	4,026	—	89,139
Consumer	39,987	—	—	48	—	40,035
Total loans	$433,091	$332,416	$21,723	$22,688	$—	$809,918

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of September 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
September 30, 2021:
Residential first mortgages	$274,327	$2,432	$550	$357	$746	$278,412
Home equity and lines of credit	77,247	340	368	103	207	78,265
Commercial real estate	311,606	194	23	—	1,225	313,048
Commercial business	72,286	31	—	234	121	72,672
Consumer	49,083	7	5	—	16	49,111
Total loans	$784,549	$3,004	$946	$694	$2,315	$791,508

December 31, 2020:
Residential first mortgages	$304,161	$1,836	$239	$176	$1,619	$308,031
Home equity and lines of credit	86,093	446	328	146	75	87,088
Commercial real estate	283,373	580	41	18	1,613	285,625
Commercial business	88,614	72	46	239	168	89,139
Consumer	39,917	28	42	—	48	40,035
Total loans	$802,158	$2,962	$696	$579	$3,523	$809,918

The following table presents the Corporation’s nonaccrual loans by aging category as of September 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
September 30, 2021:
Residential first mortgages	$202	$—	$69	$475	$746
Home equity and lines of credit	3	—	—	204	207
Commercial real estate	795	8	—	422	1,225
Commercial business	121	—	—	—	121
Consumer	—	—	—	16	16
Total loans	$1,121	$8	$69	$1,117	$2,315

December 31, 2020:
Residential first mortgages	$220	$70	$—	$1,329	$1,619
Home equity and lines of credit	4	—	—	71	75
Commercial real estate	1,016	—	24	573	1,613
Commercial business	168	—	—	—	168
Consumer	—	—	—	48	48
Total loans	$1,408	$70	$24	$2,021	$3,523

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of September 30, 2021 and  December 31, 2020:

(Dollar amounts in thousands)	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,697	5,634	4,551
Total	$25,094	$4,697	$25,094	$4,551

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2020 or in the first nine months of 2021.  Although the annual review of goodwill revealed no impairment consideration, management will continue to monitor the status of current economic conditions related to the COVID-19 pandemic in the event that subsequent deterioration would warrant an interim assessment of goodwill. While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine months ended September 30, 2021, the Corporation recorded intangible amortization expense totaling $68,000 and $146,000, respectively, compared to $41,000 and $124,000, respectively, for the same periods in 2020.

6.	Stock Compensation Plan

In April 2021, the Corporation adopted the 2021 Stock Incentive Plan (the 2021 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock, all of which remain available for issuance under the 2021 Plan.

In addition, in April 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of September 30, 2021, 6,783 shares of restricted stock and 88,433 stock options remain available for issuance under the 2014 Plan.

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

At September 30, 2021, there were no options that were granted or outstanding under the Plans.

A summary of the status of the Corporation’s nonvested restricted stock awards as of September 30, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2021	47,950	$28.83
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of September 30, 2021	47,950	$28.83

For the three and nine month periods ended September 30, 2021, the Corporation recognized stock compensation expense of $112,000 and $336,000, respectively, compared to $112,000 and $336,000, respectively, for the same periods in 2020.  As of September 30, 2021, there was $547,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$8,190	$—	$8,190	$—
U.S. agency mortgage-backed securities: residential	14,559	—	14,559	—
U.S. agency collateralized mortgage obligations: residential	45,483	—	45,483	—
State and political subdivision	94,177	—	94,177	—
Corporate debt securities	24,516	—	22,510	2,006
Total available-for-sale securities	$186,925	$—	$184,919	$2,006

Equity securities	$5	$5	$—	$—

December 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$3,007	$—	$3,007	$—
U.S. agency mortgage-backed securities: residential	16,581	—	16,581	—
U.S. agency collateralized mortgage obligations: residential	15,911	—	15,911	—
State and political subdivisions	55,577	—	55,577	—
Corporate debt securities	21,965	—	19,959	2,006
Total available-for-sale securities	$113,041	$—	$111,035	$2,006

Equity securities	$15	$15	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and nine month periods ended September 30, 2021, the Corporation had no transfers between levels.  During the three and nine month periods ended September 30, 2020, the Corporation reclassified one security from Level 3 to Level 2.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and nine month periods ended  September 30, 2021 and 2020:

(Dollar amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at the beginning of the period	$2,006	$4,022	$2,006	$4,022
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchased into Level 3	—	—	—	—
Transfers in and/or out of Level 3	—	(500)	—	(500)
Balance at the end of the period	$2,006	$3,522	$2,006	$3,522

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2021, the Corporation had one impaired commercial real estate loan carried at a fair value of $288,000, which consisted of the outstanding balance of $309,000 less a specific reserve of $21,000. As of  December 31, 2020, the Corporation had two impaired commercial real estate loans carried at a fair value of $340,000, which consisted of the outstanding balance of $380,000 less a specific reserve of $40,000 and three impaired commercial business loans carried at a fair value of $58,000, which consisted of the outstanding balance of $78,000, less a specific reserve of $20,000. During the three month periods ended  September 30, 2021 and 2020, there was no additional provision for loans losses related to impaired loans.  During the nine month periods ended  September 30, 2021 and 2020, there was additional provision expense recorded for impaired loans of $1,000 and $31,000, respectively.

Other real estate owned(OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of  September 30, 2021, the Corporation did not have any OREO measured at fair value less costs to sell. As of December 31, 2020, OREO measured at fair value less costs to sell had a net carrying amount of $9,000, which consisted of the outstanding balance of $18,000, less write-downs of $9,000.  This property was sold during the second quarter of 2021.  During the three and nine month periods ended  September 30, 2021, there was no expense recorded associated with the write-down of OREO. During the three and nine month periods ended September 30, 2020, there was $25,000 and $56,000, respectively, of expense recorded associated with the write-down of OREO.

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
September 30, 2021:
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
September 30, 2021:
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

Excluded from the tables above at  September 30, 2021 was one $4,000 unsecured commercial business loan.  Excluded from the tables above at  December 31, 2020 were two unsecured commercial business loans totaling $14,000.  At September 30, 2021, there were no impaired loans which were classified as TDRs and measured using a discounted cash flow methodology.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
September 30, 2021:
Financial Assets:
Cash and cash equivalents	$38,066	$38,066	$38,066	$—	$—
Interest earning time deposits	2,982	2,982	—	2,982	—
Securities - available-for-sale	186,925	186,925	—	184,919	2,006
Securities - equities	5	5	5	—	—
Loans held for sale	300	300	—	300	—
Loans, net	781,559	781,754	—	—	781,754
Federal bank stock	5,611	N/A	N/A	N/A	N/A
Accrued interest receivable	4,343	4,343	60	954	3,329
Financial Liabilities:
Deposits	948,523	951,634	792,950	158,684	—
Borrowed funds	27,050	27,300	—	27,300	—
Accrued interest payable	373	373	5	368	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$37,439	$37,439	$37,439	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	113,041	113,041	—	111,035	2,006
Securities - equities	15	15	15	—	—
Loans held for sale	75	75	—	75	—
Loans, net	800,338	807,170	—	—	807,170
Federal bank stock	5,635	N/A	N/A	N/A	N/A
Accrued interest receivable	3,786	3,786	52	513	3,221
Financial Liabilities:
Deposits	893,627	899,446	705,680	193,766	—
Borrowed funds	32,050	33,256	—	33,256	—
Accrued interest payable	474	474	19	455	—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on  January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer for 2019 and subsequent periods is 2.50%. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of September 30, 2021, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	September 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$90,322	13.06%	$84,583	12.71%
For capital adequacy purposes	55,340	8.00%	53,255	8.00%
To be well capitalized	69,175	10.00%	66,569	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$81,660	11.80%	$76,246	11.45%
For capital adequacy purposes	41,505	6.00%	39,941	6.00%
To be well capitalized	55,340	8.00%	53,255	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$81,660	11.80%	$76,246	11.45%
For capital adequacy purposes	31,129	4.50%	29,956	4.50%
To be well capitalized	44,964	6.50%	43,270	6.50%
Tier 1 capital to average assets:
Actual	$81,660	7.60%	$76,246	7.58%
For capital adequacy purposes	42,986	4.00%	40,213	4.00%
To be well capitalized	53,733	5.00%	50,267	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended September 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2021	$1,368	$(5,704)	$(4,336)
Other comprehensive income before reclassification	(1,329)	—	(1,329)
Amounts reclassified from accumulated other comprehensive income (loss)	(134)	—	(134)
Net current period other comprehensive income (loss)	(1,463)	—	(1,463)
Accumulated Other Comprehensive Income (Loss) at September 30, 2021	$(95)	$(5,704)	$(5,799)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended September 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(170)	Net gain on sale of available-for-sale securities
Tax effect	36	Provision for income taxes
Total reclassifications for the period	$(134)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at July 1, 2020	$1,586	$(5,227)	$(3,641)
Other comprehensive income before reclassification	54	—	54
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	54	—	54
Accumulated Other Comprehensive Income (Loss) at September 30, 2020	$1,640	$(5,227)	$(3,587)

(Dollar amounts in thousands)	Amount Reclassified
from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended September 30, 2020	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	Net gain on sale of available-for-sale securities
Tax effect	—	Provision for income taxes
Total reclassifications for the period	$—	Net of tax

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income (loss) before reclassification	(2,157)	—	(2,157)
Amounts reclassified from accumulated other comprehensive income (loss)	(158)	—	(158)
Net current period other comprehensive income (loss)	(2,315)	—	(2,315)
Accumulated Other Comprehensive Income (Loss) at September 30, 2021	$(95)	$(5,704)	$(5,799)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the nine months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	September 30, 2021	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(201)	Net gain on sale of available-for-sale securities
Tax effect	43	Provision for income taxes
Total reclassifications for the period	$(158)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income (loss) before reclassification	2,250	—	2,250
Amounts reclassified from accumulated other comprehensive income (loss)	(502)	—	(502)
Net current period other comprehensive income (loss)	1,748	—	1,748
Accumulated Other Comprehensive Income (Loss) at September 30, 2020	$1,640	$(5,227)	$(3,587)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the nine months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	September 30, 2020	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(635)	Net gain on sale of available-for-sale securities
Tax effect	133	Provision for income taxes
Total reclassifications for the period	$(502)	Net of tax

10.	Leases

As of September 30, 2021, the Corporation leases real estate for six branch offices under various operating lease agreements. On July 1, 2021, the Corporation entered into a new lease agreement for a branch office location.  These lease agreements have maturity dates ranging from June 2024 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 11.17 years as of September 30, 2021 compared to 12.57 years as of  September 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.29% as of September 30, 2021 compared to 3.50% as of  September 30, 2020.

The total operating lease costs were $63,000 and $159,000, respectively, for the three and nine months ended September 30, 2021 and $48,000 and $144,000, respectively, for the three and nine months ended September 30, 2020.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.4 million and $1.6 million, respectively, as of September 30, 2021, and $1.4 million and $1.6 million, respectively, as of September 30, 2020.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2021:

(Dollar amounts in thousands)
Year ending December 31:
2021 (excluding nine months)	$70
2022	282
2023	282
2024	257
2025	212
Thereafter	850
Total minimum lease payments	1,953
Discount effect of cash flows	(363)
Present value of lease liabilities	$1,590

11.	Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  As of September 30, 2021, the Corporation has identified fifteen purchased participation loans totaling $54.7 million in outstanding balances and two tax-exempt commercial business loans totaling $1.6 million in outstanding balances tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three and nine months ended September 30, 2021, compared to the same periods in 2020 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 29 and 33 for the three and nine months ended September 30, 2021 and 2020, respectively.

COVID-19 UPDATE

The outbreak of the novel coronavirus (COVID-19) has adversely impacted and continues to impact certain industries in which the Corporation's clients operate and may have impaired their ability to fulfill their outstanding obligations due to continued financial distress. The spread of COVID-19 has caused unprecedented uncertainty, volatility and disruption in the U.S. and global economy at large.  The Corporation's business is dependent upon the willingness and ability of our employees and clients to conduct banking and other financial transactions. With the easing of restrictions during the latter part of 2020 and into 2021, and the availability and distribution of vaccines, the U.S. economy has slowly begun to improve as consumer and business spending has rebounded in recent months.  However, the lasting effects are uncertain as government aid programs and stimulus packages taper, and the ultimate long-term impact of the business shutdowns that occurred as a result of COVID-19 remains uncertain in many sectors of the economy, such as the travel, hospitality and entertainment industries. This may cause business sectors that have had better recoveries not to be able to maintain those recoveries in the long term.  Although the Corporation has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will continue to be effective.

Given the dynamic nature of the circumstances surrounding the pandemic, it is difficult to ascertain the full impact the ongoing economic disruption will have on the Corporation.  While this impact cannot be predicted or measured, there will be a definite impact on income.  As a result of the significant decline in interest rates and prepayments on higher yielding existing loans, the yield on the total loan portfolio is likely to continue to decrease.  Additionally, with significant cash inflows realized from a growth in deposits and the forgiveness of PPP loans, the current yields on funds reinvested into the purchase of securities are lower than existing portfolio yields.  However, the fees arising from the PPP loan program have mitigated some of this decline during 2020 and 2021.  Considering the low market interest rates and ongoing economic uncertainty, the Corporation's net interest income and the resulting net interest margin could compress further in future periods.  The Corporation will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

The Corporation responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customer and shareholders by holding meetings virtually, restricting travel and attendance at external gatherings, expending remote-access availability and limiting banking office lobby hours.  Effective July, 6, 2021, remote-access employees transitioned back to the office and banking offices resumed normal business hours.  The Corporation continues to monitor evens related to the pandemic and will take necessary precautions to ensure the safety of its customers and employees.

CHANGES IN FINANCIAL CONDITION

Total assets increased $52.7 million, or 5.1%, to $1.1 billion at September 30, 2021 from $1.0 billion at December 31, 2020. The increase in assets was driven primarily by a $73.9 million increase in securities, partially offset by an $18.8 million decrease in net loans receivable.  Liabilities increased $49.7 million, or 5.3%, to $990.5 million at September 30, 2021 from $940.8 million at December 31, 2020, due to a $54.9 million increase in customer deposits, partially offset by a $5.0 million reduction in borrowed funds.

Stockholders’ equity increased $3.0 million, or 3.2%, to $94.4 million at  September 30, 2021  from $91.5 million at  December 31, 2020 , primarily due to a $4.9 million increase in retained earnings as a result of $7.4 million of net income available to common stockholders, less $2.4 million of common dividends paid, partially offset by a $2.3 million decrease in accumulated other comprehensive income.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.7% of total assets.  Book value per common share was $33.16 at September 30, 2021 , compared to $32.07 at December 31, 2020 .

At September 30, 2021, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.60%, 11.80%, 11.80% and 13.06%, respectively. The Bank was also considered “well-capitalized” at December 31, 2020 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.58%, 11.45%, 11.45% and 12.71%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended September 30, 2021 and 2020

General. Net income available to common stockholders increased $1.6 million, or 87.7%, to $3.4 million for the three months ended September 30, 2021 from $1.8 million for the same period in 2020. The increase resulted from increases in net interest income and noninterest income of $1.4 million and $208,000, respectively, and a $625,000 decrease in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes of $306,000 and $350,000, respectively.

Net interest income. Tax equivalent net interest income increased $1.4 million, or 19.4%, to $8.7 million for the three months ended September 30, 2021 from $7.3 million for the three months ended September 30, 2020. This increase was attributed to a decrease in interest expense of $756,000 and an increase in tax equivalent interest income of $656,000.

Interest income. Tax equivalent interest income increased $656,000, or 7.1%, to $9.9 million for the three months ended September 30, 2021 from $9.2 million for the same period in 2020. This increase was attributed to increases in interest earned on securities and loans of $409,000 and $290,000, respectively, partially offset by decreases in dividends on federal bank stocks and interest on interest-earning deposits of $22,000 and $21,000, respectively.

Tax equivalent interest earned on loans receivable increased $290,000, or 3.4%, to $8.8 million for the three months ended September 30, 2021 compared to $8.5 million for the same period in 2020. The increase resulted from a 25 basis point increase in the average yield on loans to 4.36% for the three months ended September 30, 2021, versus 4.11% for the same period in 2020.  This favorable yield variance accounted for a $527,000 increase in interest income.  The accretion of purchase accounting adjustments on acquired loans accounted for 2 basis points of the yield increase.  Partially offsetting this favorable variance, average loan volume decreased by $22.5 million as a result of PPP loan forgiveness and a reduction in the Bank's residential mortgage and home equity portfolios.  This decrease in loan volume accounted for a $237,000 decrease in interest income. Included in interest earned on loans for the three months ended September 30, 2021, is $1.2 million of interest and fees earned on the SBA's PPP lending program, compared to $389,000 for the same period in 2020.

Tax equivalent interest earned on securities increased $409,000, or 71.8%, to $979,000 for the three months ended September 30, 2021 compared to $570,000 for the same period in 2020. The average balance of securities increased $93.4 million, accounting for a $500,000 increase in interest income.  Partially offsetting the favorable variance in the average balance, the average yield on securities decreased by 36 basis points to 2.08% for the three months ended September 30, 2021 versus 2.44% for the same period in 2020. This unfavorable yield variance accounted for a $91,000 decrease in interest income.

Interest earned on deposits with banks decreased $21,000, or 53.8%, to $18,000 for the three months ended September 30, 2021 compared to $39,000 for the same period in 2020.  This decrease was due to a 29 basis point decrease in the average yield on these balances to 0.17% for the three months ended September 30, 2021, versus 0.46% for the same period in 2020, accounting for a $28,000 decrease in interest income.  Partially offsetting this unfavorable variance, average interest-earning cash balances increased by $7.8 million, or 23.1%, accounting for a $7,000 increase in interest income.

Dividends on federal bank stocks decreased $22,000, or 23.4%, to $72,000 for the three months ended September 30, 2021 from $94,000 for the same period in 2020. This decrease was primarily due to a 166 basis point decrease in the average yield to 4.96% for the three months ended September 30, 2021, versus 6.62% for the same period in 2020, accounting for a $24,000 decrease in interest income.  This decrease was partially offset by an increase in the average balance of federal bank stocks of $111,000, accounting for a $2,000 increase in interest income.

Interest expense. Interest expense decreased $756,000, or 39.1%, to $1.2 million for the three months ended September 30, 2021 from $1.9 million for the same period in 2020. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $746,000 and $10,000, respectively.

Interest expense incurred on deposits decreased $746,000, or 42.6%, to $1.0 million for the three months ended September 30, 2021 compared to $1.8 million for the same period in 2020. The average cost of interest-bearing deposits decreased 45 basis points to 0.55% for the three months ended September 30, 2021, versus 1.00% for the same period in 2020, accounting for an $831,000 decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $35.2 million, or 5.1%, to $729.6 million for the three months ended September 30, 2021, compared to $694.4 million for the same period in 2020 resulting in an $85,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $10,000, or 5.5%, to $172,000 for the three months ended September 30, 2021, compared to $182,000 for the same period in 2020.  The decrease was primarily the result of a $1.7 million, or 5.2%, decrease in the average balance of borrowed funds to $30.4 million for the three months ended September 30, 2021, compared to $32.1 million for the same period in 2020 resulting in a $9,000 decrease in interest expense.  Additionally, the average cost of borrowed funds decreased 1 basis point to 2.25% for the three months ended September 30, 2021, compared to 2.26% for the same period in 2020 resulting in a $1,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$9,816	$9,172
Adjustment to fully taxable equivalent basis	61	49
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	9,877	9,221
Interest expense	1,179	1,935
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$8,698	$7,286

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

(Dollar amounts in thousands)	Three months ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$786,294	$8,661	4.37%	$804,859	$8,334	4.12%
Loans, tax exempt	15,423	147	3.79%	19,338	184	3.79%
Total loans receivable	801,717	8,808	4.36%	824,197	8,518	4.11%
Securities, taxable	125,420	652	2.06%	68,145	414	2.42%
Securities, tax exempt	60,993	327	2.13%	24,910	156	2.50%
Total securities	186,413	979	2.08%	93,055	570	2.44%
Interest-earning deposits with banks	41,754	18	0.17%	33,905	39	0.46%
Federal bank stocks	5,764	72	4.96%	5,653	94	6.62%
Total interest-earning cash equivalents	47,518	90	0.75%	39,558	133	1.34%
Total interest-earning assets	1,035,648	9,877	3.78%	956,810	9,221	3.83%
Cash and due from banks	3,533			3,672
Other noninterest-earning assets	58,926			60,922
Total Assets	$1,098,107			$1,021,404
Interest-bearing liabilities:
Interest-bearing demand deposits	$564,867	$237	0.17%	$499,891	$714	0.57%
Time deposits	164,698	770	1.85%	194,515	1,039	2.13%
Total interest-bearing deposits	729,565	1,007	0.55%	694,406	1,753	1.00%
Borrowed funds, short-term	2,050	22	4.31%	2,050	22	4.32%
Borrowed funds, long-term	28,333	150	2.10%	30,000	160	2.12%
Total borrowed funds	30,383	172	2.25%	32,050	182	2.26%
Total interest-bearing liabilities	759,948	1,179	0.62%	726,456	1,935	1.06%
Noninterest-bearing demand deposits	227,818	—	—	190,788	—	—
Funding and cost of funds	987,766	1,179	0.47%	917,244	1,935	0.84%
Other noninterest-bearing liabilities	15,708			14,908
Total Liabilities	1,003,474			932,152
Stockholders' Equity	94,633			89,252
Total Liabilities and Stockholders' Equity	$1,098,107			$1,021,404
Net interest income		$8,698			$7,286

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.17%			2.77%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.33%			3.03%

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

(Dollar amounts in thousands)	Three months ended September 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$(237)	$527	$290
Securities	500	(91)	409
Interest-earning deposits with banks	7	(28)	(21)
Federal bank stocks	2	(24)	(22)
Total interest-earning assets	272	384	656

Interest expense:
Interest-bearing deposits	85	(831)	(746)
Borrowed funds, short-term	—	0	0
Borrowed funds, long-term	(9)	(1)	(10)
Total interest-bearing liabilities	76	(832)	(756)
Net interest income	$196	$1,216	$1,412

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended September 30, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	September 30,
	2021	2020
Balance at the beginning of the period	$9,848	$8,159
Provision for loan losses	125	750
Charge-offs	(69)	(80)
Recoveries	45	76
Balance at the end of the period	$9,949	$8,905

Nonperforming loans	$3,009	$4,062
Nonperforming assets	3,033	4,179
Nonperforming loans to total loans	0.38%	0.48%
Nonperforming assets to total assets	0.28%	0.40%
Allowance for loan losses to total loans	1.26%	1.06%
Allowance for loan losses to nonperforming loans	330.64%	219.23%

Nonperforming loans decreased $452,000, or 13.1%, to $3.0 million at September 30, 2021 from $3.5 million at June 30, 2021. This was primarily due to a $562,000 non-accrual residential mortgage which was 334 days past due at June 30, 2021 and current as of September 30, 2021.

As of September 30, 2021, the Corporation’s classified and criticized assets amounted to $39.3 million, or 3.6% of total assets, with $30.4 million classified as substandard and $8.9 million identified as special mention. This compares to classified and criticized assets of $43.0 million, or 3.9% of total assets, with $34.1 million classified as substandard and $8.9 million identified as special mention at June 30, 2021. This decrease was primarily related to the upgrade of a $1.9 million commercial real estate loan from substandard to pass and the repayment of $623,000 of loans from one commercial relationship.  Classified and criticized assets remain elevated largely due to the impact of COVID-19 on the hospitality loan portfolio.  At September 30, 2021, the Corporation's hotel portfolio totaled $32.1 million, of which $30.1 million was rated classified or criticized.

The provision for loan losses decreased $625,000, or 83.3%, to $125,000 for the three months ended September 30, 2021 from $750,000 for the same period in 2020. The higher provision for loan losses recorded during the third quarter of 2020 was due to growth in the residential and consumer loan portfolios, increased risk ratings for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income increased $208,000, or 18.3%, to $1.3 million for the three months ended September 30, 2021, compared to $1.1 million for the same period in 2020 due to increases in gains on the sale of securities, other income and fees and service charges of $170,000, $51,000 and $18,000, respectively, partially offset by a decrease in gains on the sale of loans of $30,000. During the quarter ended September 30, 2021, the Corporation sold $4.4 million of primarily low yielding mortgage-backed securities and realized a net gain of $170,000.  The sale proceeds were utilized to repay a $5.0 million Federal Home Loan Bank (FHLB) term advance.  The increase in other income was primarily due to an increase in interchange fee income and the increase in fees and service charges was primarily due to an increase in overdraft charges, both resulting from easing pandemic restrictions leading to an increase in consumer spending.

Noninterest expense.  Noninterest expense increased $306,000, or 5.6%, to $5.8 million for the three months ended September 30, 2021 from $5.4 million for the same period in 2020.  The increase was primarily attributable to increases in other noninterest expense, professional fees, compensation and benefits expense and intangible amortization expense of $191,000, $57,000, $56,000 and $27,000, respectively.  The increase in other noninterest expense primarily related to prepayment penalties of $173,000 incurred during the quarter ended September 30, 2021 as a result of the aforementioned early repayment of FHLB debt.

Provision for income taxes. The provision for income taxes increased $350,000, or 91.1%, to $734,000 for the three months ended September 30, 2021 compared to $384,000 for the same period in 2020 as a result of the increase in net income before provision for income taxes.

Comparison of Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income available to common stockholders increased $3.2 million, or 76.3%, to $7.4 million for the nine months ended September 30, 2021 from $4.2 million for the same period in 2020. This increase resulted from a $2.7 million increase in net interest income and a $2.0 million decrease in the provision for loan losses, partially offset by a $65,000 decrease in noninterest income and increases in noninterest expense and the provision for income taxes of $706,000 and $679,000, respectively.

Net interest income. Tax equivalent net interest income increased $2.7 million, or 12.8%, to $23.7 million for the nine months ended September 30, 2021 from $21.0 million for the nine months ended September 30, 2020. This increase was attributed to a decrease in interest expense of $2.3 million and an increase in tax equivalent interest income of $405,000.

Interest income. Tax equivalent interest income increased $405,000, or 1.5%, to $27.7 million for the nine months ended September 30, 2021 from $27.3 million for the same period in 2020. This increase was attributed to a $603,000 increase in interest on securities, partially offset by decreases in interest on interest-earning deposits with banks, dividends on federal bank stocks and interest on loans of $74,000, $69,000 and $55,000, respectively.

Tax equivalent interest earned on securities increased $603,000, or 30.2%, to $2.6 million for the nine months ended September 30, 2021 compared to $2.0 million for the same period in 2020. The average balance of securities increased $49.5 million, or 47.6%, accounting for an $860,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on securities decreased by 30 basis points to 2.26% for the nine months ended September 30, 2021 versus 2.56% for the same period in 2020 causing a $257,000 decrease in interest income.

Tax equivalent interest earned on loans receivable decreased $55,000 to $24.8 million for the nine months ended September 30, 2021 compared to $24.9 million for the same period in 2020. This decrease resulted from a 13 basis point decrease in the average yield on loans to 4.15% for the nine months ended September 30, 2021, versus 4.28% for the same period in 2020.  The average yield was impacted by the 150 basis point decline in the Wall Street Journal Prime Rate in March 2020 which resulted in a decrease in interest rates on variable rate loans linked to that index.  This unfavorable yield variance accounted for a $789,000 decrease in interest income.  Partially offsetting this unfavorable variance, average loans increased $23.3 million, or 3.0%, accounting for a $734,000 increase in interest income.  Interest income recognized on the PPP loans was $2.3 million for the nine months ended September 30, 2021, compared to $654,000 for the same period in 2020.  The accretion of purchase accounting adjustments on acquired loans mitigated the yield decrease by approximately 3 basis points.

Dividends on federal bank stocks decreased $69,000, or 24.0%, to $218,000 for the nine months ended September 30, 2021 from $287,000 for the same period in 2020. This decrease was primarily due to a decrease of 116 basis points in the average yield to 5.09% for the nine months ended September 30, 2021, versus 6.25% for the same period in 2020, accounting for a $51,000 decrease in interest income. Also, the average balance of federal bank stocks decreased $412,000, or 6.7%, accounting for an $18,000 decrease in interest income.

Interest earned on deposits with banks decreased $74,000, or 47.4%, to $82,000 for the nine months ended September 30, 2021 compared to $156,000 for the same period in 2020. This decrease resulted from a 52 basis point decrease in the average yield on these balances to 0.23% for the nine months ended September 30, 2021, versus 0.75% for the same period in 2020, accounting for a $146,000 decrease in interest income.  Partially offsetting this unfavorable variance, average interest-earning cash balances increased $19.7 million, accounting for a $72,000 increase in interest income.

Interest expense. Interest expense decreased $2.3 million, or 36.3%, to $4.0 million for the nine months ended September 30, 2021 from $6.3 million for the same period in 2020. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $2.1 million and $182,000, respectively.

Interest expense incurred on deposits decreased $2.1 million, or 37.6%, to $3.5 million for the nine months ended September 30, 2021 compared to $5.6 million for the same period in 2020. The average cost of interest-bearing deposits decreased 48 basis points to 0.65% for the nine months ended September 30, 2021, versus 1.13% for the same period in 2020, accounting for a $2.5 million decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $52.2 million, or 7.9%, to $715.4 million for the nine months ended September 30, 2021, compared to $663.2 million for the same period in 2020 causing a $411,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $182,000, or 25.5%, to $532,000 for the nine months ended September 30, 2021, compared to $714,000 for the same period in 2020.  The decrease was primarily the result of a decrease in the average balance of borrowed funds of $11.0 million, or 25.9%, to $31.5 million for the nine months ended September 30, 2021 from $42.5 million for the same period in 2020 resulting in a $207,000 decrease in interest expense.  Partially offsetting this reduction, the cost of borrowed funds increased 2 basis points to 2.26% for the nine months ended September 30, 2021, compared to 2.24% for the same period in 2020 causing a $25,000 increase in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$27,527	$27,156
Adjustment to fully taxable equivalent basis	171	137
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	27,698	27,293
Interest expense	4,020	6,308
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$23,678	$20,985

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2021			2020
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans, taxable	$783,272	$24,338	4.15%	$756,817	$24,290	4.29%
Loans, tax exempt	16,476	463	3.76%	19,671	566	3.84%
Total loans receivable	799,748	24,801	4.15%	776,488	24,856	4.28%
Securities, taxable	103,474	1,775	2.29%	85,633	1,636	2.55%
Securities, tax exempt	49,940	822	2.20%	18,306	358	2.61%
Total securities	153,414	2,597	2.26%	103,939	1,994	2.56%
Interest-earning deposits with banks	47,581	82	0.23%	27,858	156	0.75%
Federal bank stocks	5,724	218	5.09%	6,136	287	6.25%
Total interest-earning cash equivalents	53,305	300	0.75%	33,994	443	1.74%
Total interest-earning assets	1,006,467	27,698	3.68%	914,421	27,293	3.99%
Cash and due from banks	3,457			3,545
Other noninterest-earning assets	59,757			61,551
Total Assets	$1,069,681			$979,517
Interest-bearing liabilities:
Interest-bearing demand deposits	$538,582	$925	0.23%	$457,579	$2,272	0.66%
Time deposits	176,834	2,563	1.94%	205,634	3,322	2.16%
Total interest-bearing deposits	715,416	3,488	0.65%	663,213	5,594	1.13%
Borrowed funds, short-term	2,050	66	4.31%	4,383	109	3.31%
Borrowed funds, long-term	29,451	466	2.12%	38,132	605	2.12%
Total borrowed funds	31,501	532	2.26%	42,515	714	2.24%
Total interest-bearing liabilities	746,917	4,020	0.72%	705,728	6,308	1.19%
Noninterest-bearing demand deposits	214,628	—	—	171,341	—	—
Funding and cost of funds	961,545	4,020	0.56%	877,069	6,308	0.96%
Other noninterest-bearing liabilities	15,424			14,270
Total Liabilities	976,969			891,339
Stockholders' Equity	92,712			88,178
Total Liabilities and Stockholders' Equity	$1,069,681			$979,517
Net interest income		$23,678			$20,985

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.96%			2.79%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.15%			3.07%

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

(Dollar amounts in thousands)	Nine months ended September 30,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$734	$(789)	$(55)
Securities	860	(257)	603
Interest-earning deposits with banks	72	(146)	(74)
Federal bank stocks	(18)	(51)	(69)
Total interest-earning assets	1,648	(1,243)	405

Interest expense:
Interest-bearing deposits	411	(2,517)	(2,106)
Borrowed funds, short-term	(69)	26	(43)
Borrowed funds, long-term	(138)	(1)	(139)
Total interest-bearing liabilities	204	(2,492)	(2,288)
Net interest income	$1,444	$1,249	$2,693

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

Information pertaining to the allowance for loan losses and nonperforming assets for the nine months ended September 30, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	As of or for the nine months ended
	September 30,
	2021	2020
Balance at the beginning of the period	$9,580	$6,556
Provision for loan losses	650	2,642
Charge-offs	(347)	(404)
Recoveries	66	111
Balance at the end of the period	$9,949	$8,905

Nonperforming loans	$3,009	$4,062
Nonperforming assets	3,033	4,179
Nonperforming loans to total loans	0.38%	0.48%
Nonperforming assets to total assets	0.28%	0.40%
Allowance for loan losses to total loans	1.26%	1.06%
Allowance for loan losses to nonperforming loans	330.64%	219.23%

Nonperforming loans decreased $1.1 million, or 26.6% to $3.0 million at September 30, 2021 from $4.1 million at December 31, 2020. This was primarily due to two residential mortgage loans totaling $635,000 removed from non-accrual status and the repayment of two commercial real estate loans and three residential mortgage loan totaling $160,000 and $271,000, respectively.

As of September 30, 2021, the Corporation’s classified and criticized assets amounted to $39.3 million, or 3.6% of total assets, with $30.4 million classified as substandard and $8.9 million identified as special mention. This compares to classified and criticized assets of $44.4 million, or 4.3% of total assets, with $22.7 million classified as substandard and $21.7 million identified as special mention at December 31, 2020. This $5.1 million decrease was primarily related to the upgrade of one $1.9 million commercial real estate loan from substandard to pass, the repayment of eight commercial real estate loans totaling $1.0 million, the sale of $800,000 in loans from one commercial relationship and the repayment of three commercial business loans totaling $670,000.  Classified and criticized assets remain elevated largely due to the impact of COVID-19 on the hospitality loan portfolio.  At September 30, 2021 the Corporation's hotel portfolio totaled $32.1 million, of which $30.1 million was rated classified or criticized.

The provision for loan losses decreased $2.0 million, or 75.4%, to $650,000 for the nine months ended September 30, 2021 from $2.6 million for the same period in 2020. The higher provision for loan losses recorded during the first nine months of 2020 was due to growth in the residential and consumer loan portfolios, increased risk ratings for loans which were granted payment deferrals in connection with COVID-19, an increase in criticized and classified loans, and an increase in the specific pandemic qualitative allowance factor.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $65,000, or 1.8%, to $3.5 million for the nine months ended September 30, 2021, compared to $3.5 million for the same period in 2020 due to decreases in gains on the sale of securities and fees and service charges of $434,000 and $59,000, respectively, partially offset by increases in other income and gains on the sale of loans of $253,000 and $172,000, respectively.  During the nine months ended September 30, 2021, the Corporation sold $4.6 million of primarily low yielding mortgage-backed securities and realized a net gain of $201,000.  The sale proceeds were used to repay a $5.0 million FHLB term advance.  During the nine months ended September 30, 2020, the Corporation sold a total of $39.4 million of low-yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $635,000.  The sale proceeds were used to repay $15.0 million in FHLB term advances and purchase higher yielding municipal securities.  The increase in other income was primarily related to an increase in interchange fee income resulting from easing pandemic restrictions leading to an increase in consumer spending.  During the nine months ended September 30, 2021, the Corporation sold $13.5 million of residential mortgage loans to the FHLB and realized a net gain of $353,000, compared to sales of $4.1 million and a net gain of $181,000 recognized during the same period in 2020.

Noninterest expense.  Noninterest expense increased $706,000, or 4.3%, to $17.3 million for the nine months ended September 30, 2021 from $16.6 million for the same period in 2020.  The increase was primarily attributable to increases in compensation and benefits expense, professional fees, FDIC insurance expense, other noninterest expense, premises and equipment expense and intangible asset amortization expense of $260,000, $189,000, $97,000, $92,000, $46,000 and $22,000, respectively.

Provision for income taxes. The provision for income taxes increased $679,000, or 76.1%, to $1.6 million for the nine months ended September 30, 2021 compared to $892,000 for the same period in 2020 as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the nine months ended September 30, 2021, the Corporation used its sources of funds primarily to fund the purchase of securities. As of September 30, 2021, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $127.2 million, and standby letters of credit totaling $538,000, net of collateral maintained by the Bank.

At September 30, 2021, time deposits amounted to $155.7 million, or 16.4% of the Corporation’s total consolidated deposits, including approximately $45.3 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At September 30, 2021, the Corporation had borrowed funds of $27.1 million consisting of $25.0 million of long-term FHLB advances and $2.1 million outstanding on a line of credit with a correspondent bank. At September 30, 2021, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $248.2 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of September 30, 2021, the Corporation’s interest-earning assets maturing or repricing within one year totaled $380.7 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $128.3 million, providing an excess of interest-earning assets over interest-bearing liabilities of $252.4 million. At September 30, 2021, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 296.8%.

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

As of September 30, 2021, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: November 10, 2021	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer