Form 10-K
period 2021-12-31
EMCLAIRE FINANCIAL CORP
filed 2022-03-16
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its financial control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registerd public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

As of June 30, 2021, the aggregate value of the 2,269,332 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 451,880 shares held by the directors and officers of the Registrant as a group, was approximately $68.7 million. This figure is based on the last sales price of $30.27 per share of the Registrant’s Common Stock on June 30, 2021. The number of outstanding shares of common stock as of March 16, 2022, was 2,735,212.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Bank was organized in 1900 as a national banking association and is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such funds in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, marketable securities and interest-earning deposits. The Bank currently operates through a network of 19 retail branch offices in Venango, Allegheny, Butler, Clarion, Clearfield, Crawford, Elk, Jefferson and Mercer counties, Pennsylvania. The Corporation and the Bank are headquartered in Emlenton, Pennsylvania.

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

At December 31, 2021, the Corporation had $1.1 billion in total assets, $97.0 million in stockholders’ equity, $780.0 million in net loans and $918.5 million in total deposits.

COVID-19 Pandemic

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, the Board of Governors of the Federal Reserve System lowered the federal funds target rate to a range of between zero and 0.25% during the first quarter of 2020.  Throughout 2021, the Federal Reserve has continued to maintain the targeted federal funds rate at these levels because of the pandemic-related risks to the economy.  The Corporation's earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earning assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds.  As a result of the significant decline in interest rates and prepayments on higher yielding existing loans, the yield on the total loan portfolio has decreased.  Additionally, with significant cash inflows realized from a growth in deposits and the forgiveness of PPP loans, the current yields on funds reinvested into the purchase of securities are lower than existing portfolio yields.  However, the fees arising from the Paycheck Protection Program (PPP) loan program have mitigated some of this decline during 2020 and 2021.  As economic conditions have started to improve, the Federal Reserve has begun to shift its focus to limiting the inflationary and other potentially adverse effects of the expiration of government aid programs and stimulus packages.  Since the Corporation's balance sheet is asset sensitive and rate sensitive assets reprice more quickly than rate sensitive liabilities, margin compression may be somewhat mitigated during 2022 in the event that the Federal Reserve begins to raise rates.

The U.S. government also enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic.  On March 6, 2020, the Coronavirus Preparedness and Response Supplemental Appropriations Act was enacted to authorize funding for research and development of vaccines and to allocate money to state and local governments for response and containment measures.  On March 18, 2020, the Families First Coronavirus Response Act was put in place to provide for paid sick/medical leave, no-cost coverage for testing, expanded unemployment benefits and additional funding to states for the ongoing economic consequences of the pandemic.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States.  Among other measures, the CARES Act provided $349 billion for the PPP loans administered by the Small Business Administration (SBA) to assist qualified small businesses with certain operational expenses, certain credits for individuals and their dependents against their 2020 personal income tax and expanded eligibility for unemployment benefits.  This legislation was later amended on April 24, 2020, by the Paycheck Protection Program and Healthcare Enhancement Act (PPPHE Act) which provided an additional $310 billion of funding for PPP loans.  In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic.  This included additional stimulus payments to individuals and their dependents, an extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less.  The Bank was a lender for the SBA program and closed 1,109 PPP loans totaling $81.6 million.  As of March 1, 2022, 1,098 loans totaling $80.5 million were fully forgiven, five loan totaling $66,000 were voluntarily repaid, rather than forgiven by the SBA, and two loans were partially forgiven and have aggregate unforgiven balances totaling $93,000.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic.  Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020.  This provision was extended, and expired on January 1, 2022 under the Consolidated Appropriations Act, 2021. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.  The Corporation implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions.  Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans.  Specific detail describing these modifications made in relation to the CARES Act can be found in the TDR discussion in "Note 3 - Loans" to the Consolidated Financial Statements on page F-19.

The Corporation responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by holding meetings virtually, restricting travel and attendance at external gatherings, expending remote-access availability and limiting banking office lobby hours.  Effective July, 6, 2021, remote-access employees transitioned back to the office and banking offices resumed normal business hours.  The Corporation continues to monitor events related to the pandemic and will take necessary precautions to ensure the safety of its customers and employees.

Lending Activities

General. The principal lending activities of the Corporation are the origination of residential mortgage, commercial mortgage, commercial business and consumer loans. The majority of the Corporation’s loans are originated in and secured by property within the Corporation’s primary market area.

One-to-Four Family Mortgage Loans. The Corporation offers first mortgage loans secured by one-to-four family residences located mainly in the Corporation’s primary lending area. One-to-four family mortgage loans amounted to 34.6% of the total loan portfolio at December 31, 2021. Typically such residences are single-family owner occupied units. The Corporation is an approved, qualified lender for the Federal Home Loan Mortgage Corporation (FHLMC) and the FHLB. As a result, the Corporation may sell loans to and service loans for the FHLMC and FHLB in market conditions and circumstances where this is advantageous in managing interest rate risk.

Home Equity Loans. The Corporation originates home equity loans secured by single-family residences. Home equity loans amounted to 9.6% of the total loan portfolio at December 31, 2021. These loans may be either a single advance fixed-rate loan with a term of up to 20 years or a variable rate revolving line of credit. These loans are made only on owner-occupied single-family residences.

Commercial Business and Commercial Real Estate Loans. Commercial lending constitutes a significant portion of the Corporation’s lending activities. Commercial business and commercial real estate loans amounted to 49.6% of the total loan portfolio at December 31, 2021. Commercial real estate loans generally consist of loans granted for commercial purposes secured by commercial or other nonresidential real estate. Commercial loans consist of secured and unsecured loans for such items as capital assets, inventory, operations and other commercial purposes.

Consumer Loans. Consumer loans generally consist of fixed-rate term loans for automobile purchases, home improvements not secured by real estate, capital and other personal expenditures. The Corporation also offers unsecured revolving personal lines of credit and overdraft protection. Consumer loans amounted to 6.2% of the total loan portfolio at December 31, 2021.

Loans to One Borrower. National banks are subject to limits on the amount of credit that they can extend to one borrower. Under current law, loans to one borrower are limited to an amount equal to 15% of unimpaired capital and surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral. At December 31, 2021, the Bank’s loans to one borrower limit based upon 15% of unimpaired capital was $13.9 million. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2021, the Bank’s largest single lending relationship had an exposure of $17.0 million with outstanding loan balances of $13.3 million, which was permissible under the pilot program.

Loan Portfolio. The following table sets forth the composition and percentage of the Corporation’s loans receivable in dollar amounts and in percentages of the portfolio as of December 31:

	2021		2020
	Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%
Mortgage loans on real estate:
Residential mortgages	$273,823	34.6%	$308,031	38.0%
Home equity loans and lines of credit	75,810	9.6%	87,088	10.8%
Commercial real estate	326,341	41.3%	285,625	35.3%

Total real estate loans	675,974	85.5%	680,744	84.1%

Other loans:
Commercial business	65,877	8.3%	89,139	11.0%
Consumer	48,552	6.2%	40,035	4.9%

Total other loans	114,429	14.5%	129,174	15.9%

Total loans receivable	790,403	100.0%	809,918	100.0%
Less:
Allowance for loan losses	10,393		9,580

Net loans receivable	$780,010		$800,338

The following table sets forth the final maturity of loans in the Corporation’s portfolio as of December 31, 2021. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to fifteen years	Due after fifteen years	Total
Residential mortgages	$353	$5,411	$91,278	$176,781	$273,823
Home equity loans and lines of credit	827	6,836	40,767	27,380	75,810
Commercial real estate	1,164	65,672	166,999	92,506	326,341
Commercial business	1,168	24,145	21,276	19,288	65,877
Consumer	303	28,333	6,401	13,515	48,552

	$3,815	$130,397	$326,721	$329,470	$790,403

The following table sets forth the dollar amount of the Corporation’s fixed and adjustable rate loans with maturities greater than one year as of December 31, 2021:

	Fixed	Adjustable
(Dollar amounts in thousands)	rates	rates
Residential mortgages	$266,176	$7,294
Home equity loans and lines of credit	65,170	9,813
Commercial real estate	52,823	272,354
Commercial business	13,022	51,687
Consumer	47,127	1,122

	$444,318	$342,270

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

As of December 31, 2021, the Corporation’s nonperforming assets were $3.3 million, or 0.32% of the Corporation’s total assets, compared to $4.4 million, or 0.43% of the Corporation’s total assets, at December 31, 2020. Nonperforming assets at December 31, 2021 was comprised entirely of nonperforming loans.  Included in nonperforming loans at December 31, 2021 were five loans totaling $346,000 considered to be TDRs.

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

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation’s policy and applicable regulations. As of December 31, 2021, the Corporation’s classified and criticized assets amounted to $38.2 million or 3.6% of total assets, with $8.9 million identified as special mention and $29.4 million classified as substandard.

Included in classified and criticized assets at December 31, 2021, is a combination of relationships with an outstanding balance of $30.0 million, representing eight distinct relationships with extensions of credit supporting hotel operations.  The debt obligations are primarily secured with nationally franchised hotels along with related furniture, fixtures, and equipment.  These hotels were initially adversely impacted by state-wide travel restrictions in response to the COVID-19 pandemic and continue to be impacted by shifting consumer and business behaviors.  Current data supports improvement in occupancy levels which is resulting in an improvement in operating performance.  Ultimately, due to the estimated value of the collateral and the willingness and ability of the guarantors to support the loans, the Corporation does not currently expect to incur a loss on these loans.

Also included in classified and criticized assets at December 31, 2021, is a relationship with an outstanding balance of $1.5 million, consisting of two commercial mortgages and one commercial business loan which primarily refinanced third-party debt obligations and is secured with residential rental investment properties.  Excessive personal debt obligations have resulted in marginal financial performance of the borrowers. The collateral properties securing the indebtedness services the related debt at a satisfactory level. Ultimately, due to the estimated value of the collateral held, the Corporation does not currently expect to incur a loss on these loans.

The following table sets forth information regarding the Corporation’s nonperforming assets as of December 31:

(Dollar amounts in thousands)	2021	2020
Accruing loans 90+ days past due	$685	$579
Nonaccrual loans	2,654	3,523
Nonperforming loans	3,339	4,102
Repossessions	—	—
Real estate acquired through foreclosure	—	344
Total nonperforming assets	$3,339	$4,446

Nonperforming assets as a percentage of total assets	0.32%	0.43%
Nonaccrual loans as a percentage of gross loans	0.34%	0.43%
Nonperforming loans as a percentage of gross loans	0.42%	0.51%
Allowance for loan losses as a percentage of nonaccrual loans	391.60%	271.93%
Allowance for loan losses as a percentage of nonperforming loans	311.26%	233.54%

Allowance for Loan Losses. Management establishes allowances for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend of nonperforming assets; detailed analysis of individual loans for which full collectability may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectability of loans in the portfolio. The Corporation analyzes its loan portfolio at least quarterly for valuation purposes and to determine the adequacy of its allowance for loan losses. Based upon the factors discussed above, management believes that the Corporation’s allowance for loan losses as of December 31, 2021 of $10.4 million was adequate to cover probable incurred losses in the portfolio at such time.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2021	2020
Balance at beginning of period	$9,580	$6,556

Provision for loan losses	1,066	3,247

Charge-offs:
Residential mortgages	—	(27)
Home equity loans and lines of credit	(41)	(126)
Commercial real estate	(150)	(75)
Commercial business	—	(163)
Consumer loans	(178)	(82)
	(369)	(473)
Recoveries:
Residential mortgages	—	6
Home equity loans and lines of credit	27	15
Commercial real estate	37	107
Commercial business	19	70
Consumer loans	33	52
	116	250

Net charge-offs	(253)	(223)

Balance at end of period	$10,393	$9,580

Ratio of net charge-offs to average loans outstanding	0.03%	0.03%

Ratio of allowance to total loans at end of period	1.31%	1.18%

The following table provides a breakdown of the allowance for loan losses by major loan category for the years ended December 31:

(Dollar amounts in thousands)	2021		2020
Loan Categories:	Dollar Amount	Percent of total loans	Dollar Amount	Percent of total loans
Residential mortgages	$2,335	34.6%	$2,774	38.0%
Home equity loans and lines of credit	525	9.6%	620	10.8%
Commercial real estate	6,253	41.3%	5,180	35.3%
Commercial business	904	8.3%	677	11.0%
Consumer loans	376	6.2%	329	4.9%
Total allowance for loan losses	$10,393	100.0%	$9,580	100.0%

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

The following table sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Corporation’s securities as of December 31, 2021:

	Due in 1 year or less		Due from 1 to 5 years		Due from 5 to 10 years		Due after 10 years		Total
(Dollar amounts in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S. government sponsored entities and agencies	$—	—%	$—	—%	$2,983	1.67%	$5,176	1.50%	$8,159	1.56%
U.S. agency mortgage-backed securities: residential	—	—%	—	—%	—	—%	12,035	2.60%	12,035	2.60%
U.S. agency collateralized mortgage obligations: residential	—	—%	—	—%	863	1.43%	48,627	1.44%	49,490	1.44%
State and political subdivision	—	—%	3,148	3.07%	7,558	2.53%	81,856	2.45%	92,562	2.48%
Corporate securities	—	—%	1,531	4.85%	22,493	4.48%	—	—%	24,024	4.50%
Total available-for-sale debt securities	$—	—%	$4,679	3.65%	$33,897	3.72%	$147,694	2.10%	$186,270	2.43%

1) Taxable equivalent adjustments have been made in calculating yields on state and political subdivision securities.

2)  The yields are calculated using the amortized value.

The following table sets forth the fair value of the Corporation’s investment securities as of December 31:

(Dollar amounts in thousands)	2021	2020
U.S. government sponsored entities and agencies	$8,159	$3,007
U.S. agency mortgage-backed securities: residential	12,035	16,581
U.S. agency collateralized mortgage obligations: residential	49,490	15,911
State and political subdivision	92,562	55,577
Corporate securities	24,024	21,965
Equity securities	5	15
Total available-for-sale securities	$186,275	$113,056

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

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2021			2020
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$221,993	24.2%	—	$193,752	21.7%
Interest bearing demand deposits	0.13%	545,846	59.4%	0.42%	511,928	57.3%
Time deposits	1.78%	150,657	16.4%	2.03%	187,947	21.0%
Total	0.37%	$918,496	100.0%	0.67%	$893,627	100.0%

At December 31, 2021 and 2020, the Corporation's uninsured deposits are estimated to be $374.4 million and $361.5 million, respectively.

The following table sets forth maturities of the Corporation’s time deposits of $100,000 or more at December 31, 2021 by time remaining to maturity:

(Dollar amounts in thousands)	Amount
Three months or less	$9,812
Over three months to six months	5,217
Over six months to twelve months	13,053
Over twelve months	56,511
$84,593

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

(Dollar amounts in thousands)	2021	2020
Ending balance	$22,050	$32,050
Average balance	29,801	39,896
Maximum balance	32,050	61,300
Average rate	2.26%	2.25%

For additional information regarding the Corporation’s deposit base and borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Borrowed Funds” in Item 7 and “Note 8 – Deposits” on page F-23 and “Note 9 – Borrowed Funds” on page F-24 to the Consolidated Financial Statements.

Subsidiary Activity

The Corporation has one wholly owned subsidiary, the Bank. As of December 31, 2021, the Bank had no subsidiaries.

Personnel

At December 31, 2021, the Corporation had 148 full time equivalent employees, compared to 160 at December 31, 2020. There is no collective bargaining agreement between the Corporation and its employees, and the Corporation believes its relationship with its employees is satisfactory.

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

Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets are excluded from the Volcker Rule restrictions.  The Corporation qualifies for the exclusion from the Volcker Rule restrictions.

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

2010 Regulatory Reform. On July 21, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd Frank Act) was signed into law. The goals of the Dodd Frank Act included restoring public confidence in the financial system following the financial crisis, preventing another financial crisis and permitting regulators to identify shortfalls in the system before another financial crisis can occur. The Dodd Frank Act is also intended to promote a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on regulation of individual financial institutions.

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

2018 Regulatory Reform. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Act), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd Frank Act. While the Act maintained most of the regulatory structure established by the Dodd Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes resulted in meaningful regulatory relief for community banks such as the Bank.

The Act, among other matters, expanded the definition of qualified mortgages which may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd Frank Act. In addition, the Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2021, was in compliance with the above restrictions.

Loans to One Borrower Limitations. With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2021, the Bank’s loans-to-one-borrower limit was $13.9 million based upon the 15% of unimpaired capital and surplus measurement. The Bank may grant credit to borrowers in excess of the legal lending limit as part of the Legal Lending Limit Pilot Program approved by the OCC which allows the Bank to exceed its legal lending limit within certain parameters. At December 31, 2021, the Bank's lending limit under the Pilot Program was $25.1 million.  At December 31, 2021, the Bank’s largest single lending relationship had a total potential exposure of $17.0 million which includes outstanding loan balances of $13.3 million.

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

The Basel III rules generally became effective beginning January 1, 2015; however, certain calculations under the Basel III rules had phase-in periods. In 2015, the Board of Governors of the Federal Reserve System amended its Small Bank Holding Company Policy Statement by increasing the policy’s consolidated assets threshold from $500 million to $1 billion and the 2018 legislation summarized above increased that asset threshold to $3 billion. The primary benefit of being deemed a "small bank holding company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The following table sets forth certain information concerning regulatory capital ratios of the Bank as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$92,495	13.11%	$84,583	12.71%
For capital adequacy purposes	56,448	8.00%	53,255	8.00%
To be well capitalized	70,559	10.00%	66,569	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$83,656	11.86%	$76,246	11.45%
For capital adequacy purposes	42,336	6.00%	39,941	6.00%
To be well capitalized	56,448	8.00%	53,255	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$83,656	11.86%	$76,246	11.45%
For capital adequacy purposes	31,752	4.50%	29,956	4.50%
To be well capitalized	45,864	6.50%	43,270	6.50%
Tier 1 capital to average assets:
Actual	$83,656	7.98%	$76,246	7.58%
For capital adequacy purposes	41,926	4.00%	40,213	4.00%
To be well capitalized	52,407	5.00%	50,267	5.00%

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2021, the Bank exceeded the required ratios for classification as “well capitalized.”

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

Insurance of Accounts . Deposit accounts are currently insured by the DIF generally up to a maximum of $250,000 per separately insured depositor. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The Dodd Frank Act raised the minimum reserve ratio of the DIF from 1.15% to 1.35% and required the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016 and exceeded 1.35% effective as of September 30, 2018. Small institutions received credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits reduced regular assessments by 2 basis points for quarters when the reserve ratio is at least 1.38%.  The FDIC applied credits to the Bank's assessments due in 2019.  In 2020, the FDIC announced that all credits have been remitted and the credit program has ended.

The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

In addition, all FDIC insured institutions were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The Financing Corporation bonds matured in 2019.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, in a manner consistent with safe and sound banking practices. CRA regulations (i) establish the definition of “Intermediate Small Bank” as an institution with total assets of $330 million to $1.322 billion, without regard to any holding company; and (ii) take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of January 10, 2022, the Bank was rated “satisfactory.”

On December 14, 2021, the OCC issued a final rule to rescind its June 2020 CRA rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended.  The final rule aligns the OCC's CRA rule with the rules of the Federal Reserve and FDIC and thereby, according to the OCC, facilitates the ongoing interagency work to modernize the CRA framework and create consistency for all insured depository institutions.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2021, the Bank was in compliance with the stock requirements.

Federal Reserve System. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking) and non-personal time deposits. At December 31, 2021, the Bank was in compliance with these requirements.

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

	Market Price			Cash
	High	Low	Close	Dividend
2021:
Fourth quarter	$30.00	$26.03	$28.90	$0.30
Third quarter	30.39	26.02	26.72	0.30
Second quarter	30.55	26.50	30.27	0.30
First quarter	31.12	25.60	28.99	0.30

2020:
Fourth quarter	$32.00	$23.10	$30.63	$0.30
Third quarter	28.35	20.40	25.11	0.30
Second quarter	26.10	18.10	20.01	0.30
First quarter	33.50	20.92	23.47	0.30

As of March 1, 2022, there were approximately 710 stockholders of record and 2,735,212 shares of common stock entitled to vote, receive dividends and considered outstanding for financial reporting purposes. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street name."

Common stockholders may have dividends reinvested to purchase additional shares through the Corporation’s dividend reinvestment plan. Participants may also make optional cash purchases of common stock through this plan. To obtain a plan document and authorization card to participate in the plan, please call 888-509-4619.

Purchases of Equity Securities

The Corporation did not repurchase any of its equity securities in the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents a review of the Corporation’s consolidated financial condition and results of operations for the years ended December 31, 2021 and 2020. This review should be read in conjunction with the consolidated financial statements beginning on page F-5.

Overview

The Corporation reported consolidated net income available to common stockholders of $10.0 million, or $3.63 per diluted common share, for 2021, an increase of $3.4 million, or 52.0%, compared to $6.6 million, or $2.41 per diluted common share, for 2020. Net income available to common stockholders was impacted by the following:

•

Net interest income increased $2.4 million, or 8.2%, to $31.5 million for the year ended December 31, 2021 from $29.1 million for 2020. This increase primarily related to a decrease in interest expense of $2.9 million, or 36.4%, while interest income decreased $566,000, or 1.5%. Driving the decrease in interest expense was a 44 basis point decrease in the cost of interest-bearing liabilities to 0.69% for 2021 from 1.13% for 2020.

•

Provision for loan losses decreased $2.2 million, or 67.2%, to $1.1 million for the year ended December 31, 2021 from $3.2 million for 2020. The higher provision for loan losses recorded in 2020 was due to growth in the residential and consumer loan portolios, the addition of a specific pandemic qualitative allowance factor, increased risk ratings for loans which were granted payment deferrals and an increase in criticized and classified loans.  During 2021, the provision for loan losses decreased as criticized and classified loans decreased and the specific pandemic allowance qualitative factor was reduced.

•

Noninterest income increased $227,000, or 5.2%, to $4.6 million for the year ended December 31, 2021 from $4.4 million for 2020 due to increases in other noninterest income, gains on the sale of loans and earnings on bank-owned life insurance of $549,000, $149,000 and $34,000, respectively, partially offset by decreases in gains on the sale of securities and fees and service charges of $442,000 and $63,000, respectively.

•

Noninterest expense increased $578,000, or 2.6%, to $22.6 million for the year ended December 31, 2021 from $22.0 million for 2020. This increase was primarily related to increases in compensation and employee benefits, other noninterest expense, professional fees, FDIC insurance expense and intangible asset amortization expense of $192,000, $188,000, $176,000, $41,000 and $21,000, respectively, partially offset by a decrease in premises and equipment expense of $40,000.

Changes in Financial Condition

Total assets increased $27.2 million, or 2.6%, to $1.1 billion at December 31, 2021 from $1.0 billion at December 31, 2020.  The increase in assets was driven primarily by a $73.2 million increase in securities, partially offset by decreases in cash and equivalents and net loans receivable of $28.4 million and $20.3 million.  The decrease in net loans receivable was driven by a $29.2 million reduction in PPP loans to $1.2 million at December 31, 2021, from $30.4 million at December 31, 2020.  Liabilities increased $21.7 million, or 2.3%, to $962.5 million at December 31, 2021 from $940.8 million at December 31, 2020 due to a $24.9 million increase in customer deposits, partially offset by a $10.0 million reduction in borrowed funds.

Cash and cash equivalents. Cash and cash equivalents decreased $28.4 million, or 75.8%,  to $9.1 million at December 31, 2021 from $37.4 million at December 31, 2020. Excess cash balances resulting from deposit inflows and the repayment of loans were utilized to fund security purchases and repay borrowed funds.

Interest earning time deposits. Interest earning time deposits decreased $3.2 million, or 56.6%, to $2.5 million at December 31, 2021 from $5.7 million at December 31, 2020.  This decrease resulted from maturities of certificates of deposits with other financial institutions totaling $3.7 million, partially offset by purchases totaling $496,000 during the year.

Securities. Securities increased $73.2 million, or 64.8%, to $186.3 million at December 31, 2021 from $113.0 million at December 31, 2020. This increase primarily resulted from investment purchases of $105.1 million during the year, partially offset by security sales, maturities and repayments totaling $28.5 million.

Loans receivable. Net loans receivable decreased $20.3 million, or 2.5%, to $780.0 million at December 31, 2021 from $800.3 million at December 31, 2020. The decrease was driven by decreases in the Corporation’s residential mortgage, commercial business and home equity portfolios of $34.2 million, $23.3 million and $11.3 million, respectively, partially offset by increases in the commercial mortgage and consumer portfolios of $40.7 million and $8.5 million, respectively.  Included in the decrease of the commercial business loan balances for 2021 was $29.2 million of loans forgiven under the SBA's PPP lending program.

Nonperforming assets. Nonperforming assets include nonaccrual loans, loans 90 days past due and still accruing, repossessions and real estate owned. Nonperforming assets were $3.3 million, or 0.32% of total assets, at December 31, 2021 compared to $4.4 million, or 0.43% of total assets, at December 31, 2020. Nonperforming assets consisted of nonperforming loans of $3.3 million at December 31, 2021 and nonperforming loans of $4.1 million and other real estate owned of $344,000 at December 31, 2020. At December 31, 2021, nonperforming loans consisted primarily of commercial mortgage and residential mortgage loans.

Federal bank stocks. Federal bank stocks were comprised of FHLB stock and FRB stock of $3.9 million and $1.8 million, respectively, at December 31, 2021. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships between the Corporation and the federal banks.

Bank-owned life insurance (BOLI). The Corporation maintains single premium life insurance policies on certain current and former officers and employees of the Bank. In addition to providing life insurance coverage, whereby the Bank as well as the officers and employees receive life insurance benefits, the appreciation of the cash surrender value of the BOLI will serve to offset and finance existing and future employee benefit costs. Increases in this account are typically associated with an increase in the cash surrender value of the policies, partially offset by certain administrative expenses.  BOLI increased $6.4 million, or 41.6%, to $21.9 million at December 31, 2021 from $15.5 million at December 31, 2020.  The increase in BOLI during the year was primarily due to the purchase of $6.0 million in additional policies.

Premises and equipment. Premises and equipment decreased $1.8 million to $16.4 million at December 31, 2021 from $18.2 million at December 31, 2020. The overall decrease in premises and equipment during the year was due to depreciation and amortization of $1.4 million and sales of $1.3 million, partially offset by purchases of $872,000.  During 2021, the Corporation sold its Chester, West Virginia office building following the closure of that branch in April.  In addition, the Corporation sold its building located in the Southside of Pittsburgh, Pennsylvania and entered into a lease to continue operating the branch in that location.

Goodwill. Goodwill remained unchanged at $19.5 million at December 31, 2021 and 2020.  Goodwill represents the excess of the total purchase price paid for the acquisition over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Management evaluated goodwill and concluded that no impairment existed during the year ended December 31, 2021.

Core deposit intangible. The core deposit intangible was $899,000 at December 31, 2021, compared to $1.1 million at December 31, 2020. The core deposit intangible includes amounts associated with the assumption of deposits in the 2018 Community First Bancorp, Inc. (CFB) acquisition, the 2017 Northern Hancock Bank and Trust Co. (NHB) acquisition and the 2016 United American Savings Bank (UASB) acquisition. This asset represents the long-term value of the core deposits acquired. In each instance, the fair value was determined using a third-party valuation expert specializing in estimating fair values of core deposit intangibles. The fair value was derived using an industry standard present value methodology. All-in costs and runoff balances by year were discounted by comparable term FHLB advance rates, used as an alternative cost of funds measure. This intangible asset amortizes over a weighted average estimated life of the related deposits. The core deposit intangible asset is not estimated to have a significant residual value. The Corporation recorded $185,000 and $164,000 of intangible amortization in 2021 and 2020, respectively.

Deposits. Total deposits increased $24.9 million, or 2.8%, to $918.5 million at December 31, 2021 from $893.6 million at December 31, 2020. Non-interest bearing deposits increased $28.2 million, or 14.6%, and interest bearing demand deposits increased $33.4 million, or 6.6%.  These increases were driven by increases in public funds and government stimulus deposits.  The increase in demand deposits were partially offset by a $37.3 million, or 19.8%, decrease in time deposits due to the maturity of certificates of deposit.

Borrowed funds. Borrowed funds decreased $10.0 million, or 31.2%, to $22.1 million at December 31, 2021 from $32.1 million at December 31, 2020. Borrowed funds at December 31, 2021 consisted of short-term borrowings of $7.1 million and long-term borrowings of $15.0 million. Short-term borrowed funds at December 31, 2021 consisted of an outstanding balance of $2.1 million on a line of credit with a correspondent bank at rate of 4.25% and $5.0 million of FHLB overnight funds at a rate of 0.28%. Long-term borrowed funds consisted of three $5.0 million FHLB term advances totaling $15.0 million, maturing between 2023 and 2025 and having fixed interest rates between 1.65% and 2.79%. Long-term advances are utilized primarily to fund loan growth and short-term advances are utilized primarily to compensate for normal deposit fluctuations.

Stockholders’ equity. Stockholders’ equity increased $5.5 million, or 6.0%, to $97.0 million at December 31, 2021 from $91.5 million at December 31, 2020. The increase was primarily due to net income of $10.2 million, partially offset by a decrease of $1.7 million in accumulated other comprehensive income and common stock and preferred dividends paid of $3.3 million and $196,000, respectively.

Changes in Results of Operations

The Corporation reported net income before preferred stock dividends of $10.2 million and $6.7 million in 2021 and 2020, respectively. The following “Average Balance Sheet and Yield/Rate Analysis” and “Analysis of Changes in Net Interest Income” tables should be utilized in conjunction with the discussion of the interest income and interest expense components of net interest income.

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

(Dollar amounts in thousands)	For the year ended December 31,
	2021			2020
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans, taxable	$782,030	$32,241	4.12%	$771,073	$33,402	4.33%
Loans, tax exempt	15,770	596	3.78%	19,463	745	3.83%
Total loans receivable	797,800	32,837	4.12%	790,536	34,147	4.32%
Securities, taxable	108,464	2,435	2.24%	81,812	2,070	2.53%
Securities, tax exempt	52,957	1,156	2.18%	22,205	559	2.52%
Total securities	161,421	3,591	2.22%	104,017	2,629	2.53%
Interest-earning deposits with banks	40,619	91	0.22%	26,570	191	0.72%
Federal bank stocks	5,685	293	5.15%	6,040	371	6.14%
Total interest-earning cash equivalents	46,304	384	0.83%	32,610	562	1.72%
Total interest-earning assets	1,005,525	36,812	3.66%	927,163	37,338	4.03%
Cash and due from banks	3,452			3,507
Other noninterest-earning assets	60,484			61,123
Total Assets	$1,069,461			$991,793
Interest-bearing liabilities:
Interest-bearing demand deposits	$542,740	$1,127	0.21%	$471,766	$2,858	0.61%
Time deposits	171,113	3,323	1.94%	201,662	4,307	2.14%
Total interest-bearing deposits	713,853	4,450	0.62%	673,428	7,165	1.06%
Borrowed funds, short-term	2,143	89	4.13%	4,366	131	3.00%
Borrowed funds, long-term	27,658	585	2.12%	35,530	766	2.16%
Total borrowed funds	29,801	674	2.26%	39,896	897	2.25%
Total interest-bearing liabilities	743,654	5,124	0.69%	713,324	8,062	1.13%
Noninterest-bearing demand deposits	216,811	—	—	175,279	—	—
Funding and cost of funds	960,465	5,124	0.53%	888,603	8,062	0.91%
Other noninterest-bearing liabilities	15,676			14,473
Total Liabilities	976,141			903,076
Stockholders' Equity	93,320			88,717
Total Liabilities and Stockholders' Equity	$1,069,461			$991,793
Net interest income		$31,688			$29,276

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.97%			2.90%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.15%			3.16%

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

(Dollar amounts in thousands)	For the year ended December 31,
	2021 versus 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$311	$(1,621)	$(1,310)
Securities	1,308	(346)	962
Interest-earning deposits with banks	71	(171)	(100)
Federal bank stocks	(21)	(57)	(78)
Total interest-earning assets	1,669	(2,195)	(526)

Interest expense:
Interest-bearing deposits	408	(3,123)	(2,715)
Borrowed funds, short-term	(81)	39	(42)
Borrowed funds, long-term	(167)	(14)	(181)
Total interest-bearing liabilities	160	(3,098)	(2,938)
Net interest income	$1,509	$903	$2,412

2021 Results Compared to 2020 Results

The Corporation reported net income available to common stockholders of $10.0 million and $6.6 million for 2021 and 2020, respectively. The $3.4 million, or 52.0%, increase resulted primarily from increases in net interest income and noninterest income of $2.4 million and $227,000, respectively, and a $2.2 million decrease in the provision for loan losses, partially offset by increases in noninterest expense and the provision for income taxes of $578,000 and $779,000, respectively.  Returns on average equity and assets were 10.90% and 0.95%, respectively, for 2021, compared to 7.61% and 0.68%, respectively, for 2020.

Net interest income. The primary source of the Corporation’s revenue is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowed funds, used to fund the earning assets. Net interest income is impacted by the volume and composition of interest-earning assets and interest-bearing liabilities, and changes in the level of interest rates. Tax equivalent net interest income increased $2.4 million to $31.7 million for 2021, compared to $29.3 million for 2020. This increase in net interest income can be attributed to a decrease in interest expense of $2.9 million, partially offset by a decrease in tax equivalent interest income of $526,000.

Interest income. Tax equivalent interest income decreased $526,000, or 1.4%, to $36.8 million for 2021, compared to $37.3 million for 2020. This decrease can be attributed to decreases in interest earned on loans, deposits with banks and dividends received on federal bank stocks of $1.3 million, $100,000 and $78,000, respectively, partially offset by an increase in interest earned on securities of $962,000.

Tax equivalent interest earned on loans receivable decreased $1.3 million, or 3.8%, to $32.8 million for 2021, compared to $34.1 million for 2020. The average yield on loans decreased 20 basis points to 4.12% for 2021, versus 4.32% for 2020 causing an $1.6 million decrease in interest income.  Partially offseting this decrease, the average balance of loans increased $7.3 million generating $311,000 of additional interest income on loans.  Included in interest earned on loans for the year ended December 31, 2021, is $2.6 million of interest and fees earned on the SBA's PPP lending program compared to $1.6 million for 2020.

Tax equivalent interest earned on securities increased $962,000, or 36.6%, to $3.6 million for 2021, compared to $2.6 million for 2020.  The average balance of securities increased $57.4 million resulting in a $1.3 million increase in interest income.  Partially offsetting this increase, the average yield on securities decreased 31 basis points to 2.22% for 2021 versus 2.53% for 2020 causing a $346,000 decrease in interest income.

Interest earned on interest-earning deposits with banks decreased $100,000, or 52.4%, to $91,000 for 2021, compared to $191,000 for 2020.   The average yield on interest-earning deposits decreased 50 basis points to 0.22% for 2021, versus 0.72% for 2020 causing a $171,000 decrease in interest income.  Partially offsetting this decrease, the average balance of these accounts increased $14.0 million, or 52.9%, causing a $71,000 increase in interest income.

Interest earned on federal bank stocks decreased $78,000, or 21.0%, to $293,000 for 2021, compared to $371,000 for 2020.  The average yield on federal bank stocks decreased 99 basis points to 5.15% for 2021 versus 6.14% for 2020 causing a $57,000 decrease in interest income.  Additionally, the average balance of federal bank stocks decreased $355,000, or 5.9%, resulting in an additional $21,000 decrease in interest income.

Interest expense. Interest expense decreased $2.9 million, or 36.4% to $5.1 million for 2021, compared to $8.1 million for 2020. This decrease can be attributed to decreases in interest expense on interest-bearing deposits and borrowed funds of $2.7 million and $223,000, repsectively.

Interest expense on deposits decreased $2.7 million, or 37.9%, to $4.5 million for 2021, compared to $7.2 million for 2020.  The average rate on interest-bearing deposits decreased by 44 basis points to 0.62% for 2021 versus 1.06% for 2020 causing a $3.1 million decrease in interest expense.  Partially offsetting this decrease, the average balance of interest-bearing deposits increased $40.4 million, or 6.0%, causing a $408,000 increase in interest expense.

Interest expense on borrowed funds decreased $223,000, or 24.9%, to $674,000 for 2021, compared to $897,000 for 2020.  The average balance of borrowed funds decreased $10.1 million, or 25.3%, to $29.8 million for 2021, compared to $39.9 million for 2020 causing a $248,000 decrease in interest expense.  Partially offsetting this decrease, the average rate on borrowed funds increased 1 basis point to 2.26% for 2021 versus 2.25% for 2020 causing a $25,000 increase in interest expense.

The following table reconciles interest income on the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable equivalent basis for the years ended December 31:

(Dollar amounts in thousands)	2021	2020
Interest income per Consolidated Statements of Net Income	$36,581	$37,147
Adjustment to fully taxable equivalent basis	231	191
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	36,812	37,338
Interest expense	5,124	8,062
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$31,688	$29,276

Use of Non-GAAP Financial Measures.  In addition to the results of operations presented in accordance with generally accepted accounting principals (GAAP), management uses certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis.  Management believes these non-GAAP financial measures provide information that is useful to investors in understanding the underlying operations, performance and business trends as they facilitate comparison with the performance of others in the financial services industry.  Although management believes that these non-GAAP financial measures enhance investors' understanding of the Corporation's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

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

Nonperforming loans decreased $763,000, or 18.6%, to $3.3 million at December 31, 2021 from $4.1 million at December 31, 2020. The decrease in nonperforming loans was primarily related to a decrease in non-accrual loans in the residential mortgage and commercial real estate portfolios of $809,000 and $363,000, respectively.

The provision for loan losses decreased $2.2 million to $1.1 million for 2021 from $3.2 million for 2020. The Corporation’s allowance for loan losses amounted to $10.4 million, or 1.31% of the Corporation’s total loan portfolio at December 31, 2021 compared to $9.6 million or 1.18% of total loans at December 31, 2020. The higher provision for loan losses recorded in 2020 was due to growth in the residential and consumer loan porfolios, the addition of a specifice pandemic qualitative allowance factor, increased risk ratings for loans which were granted payment deferrals and an increase in criticized and classified loans.  During 2021, the provision for loan losses decreased as criticized and classified loans decreased and the specific pandemic allowance qualitative factor was reduced.  The allowance for loan losses, as a percentage of nonperforming loans at December 31, 2021 and 2020, was 311.3% and 233.5%, respectively. The allocation of the allowance for loan losses related to commercial real estate, commercial business and consumers loans increased during the year primarily as a result of growth in the balances.  Some uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs, but some deterioration is may occur as a result of the pandemic.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision expense accordingly.  At December 31, 2021, there was no provision for loan losses allocated to loans acquired from UASB, NHB or CFB because the unaccreted purchase discount still exceeded the calculated allowance.

Noninterest income. Noninterest income includes revenue that is related to services rendered and activities conducted in the financial services industry, including fees on depository accounts, general transaction and service fees, security and loan sale gains and losses, and earnings on BOLI. Noninterest income increased $227,000, or 5.2%, to $4.6 million for 2021, compared to $4.4 million for 2020. The increase in noninterest income is due to increases in other income, gains on the sale of loans and earnings on bank-owned life insurance of $549,000, $149,000 and $34,000, respectively, partially offset by decreases in gains on the sale of securities and fees and service charges of $442,000 and $63,000, respectively.  The increase in other income was primarily related to a non-recurring $337,000 write down in the value of a bank-owned property recognized during 2020 and an increase in interchange fee income in 2021 resulting from easing pandemic restrictions leading to an increase in consumer spending.  During 2021, the Corporation sold $14.2 million of residential mortgage loans to the FHLB and realized a net gain of $390,000, compared to sales of $5.2 million and a net gain of $241,000 recognized during 2020. During 2021, the Corporation sold a total of $9.1 million of primarily low-yielding mortgage-backed securities and realized a net gain of $245,000.  The sale proceeds were utilized to repay $10.0 million in FHLB term advances.  During 2020, the Corporation sold a total of $43.9 million of low-yielding mortgage-backed and collateralized mortgage obligation securities and realized a net gain of $687,000.  The sale proceeds were utilized to repay $15.0 million in FHLB term advances and purchase higher yielding municipal and corporate securities.

Noninterest expense. Noninterest expense increased $578,000, or 2.6%, to $22.6 million for 2021, compared to $22.0 million for 2020.   This increase was primarily attributable to increases in compensation and benefits expense, other noninterest expense, professional fees, FDIC insurance expense and intangible amortization expense of $192,000, $188,000, $176,000, $41,000 and $21,000, respectively, partially offset by a $40,000 decrease in premises and equipment e xpense.

Compensation and employee benefits expense increased $192,000, or 1.7%, to $11.3 million for 2021, compared to $11.1 million for 2020.  This increase primarily related to a $306,000 increase management incentive plan expense due to favorable results during 2021, partially offset by a decrease in salary expense and commission expense of $100,000 and $100,000, respectively.

Other noninterest expense increased $188,000, or 3.1%, to $6.2 million for 2021, compared to $6.0 million for 2020.  For additional information regarding other noninterest expense see "Note 17 - Other Noninterest Income and Expense" to the Consolidated Financial Statements on page F-38.

Professional fee expense increased $176,000, or 20.9%, to $1.0 million for 2021, compared to $841,000 for 2020.  This increase is primarily related to consulting fees related to IT and succession planning projects completed during 2021.

FDIC insurance expense increased $41,000, or 7.6%, to $579,000 for 2021, compared to $538,000 for 2020.  This increase was primarily related to an increase in the assessment base, partially offset by a reduction in the assesment rate due to decreases in non-performing assets and increases in capital ratios during 2021.

Premises and equipment expense decreased $40,000, or 1.2%, at $3.3 million for 2021 and 2020. This decrease primarily related to reductions in building repairs and maintenance expense and building depreciation expense of $26,000 and $20,000, respectively due to the sale of two Bank properties.

The provision for income taxes increased $779,000, or 54.3%, to $2.2 million for 2021, compared to $1.4 million for 2020 primarily due to the increase in net income available to common stockholders.  The Corporation's effective tax rate was 17.9% for 2021, compared to 17.5% for 2020.

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

Based on certain assumptions derived from the Corporation’s historical experience, at December 31, 2021, the Corporation’s interest-earning assets maturing or repricing within one year totaled $345.6 million while the Corporation’s interest-bearing liabilities maturing or repricing within one year totaled $128.8 million, providing an excess of interest-earning assets over interest-bearing liabilities of $216.8 million or 22.04% of total assets. At December 31, 2021, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 268.8%.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2021 which are expected to mature, prepay or reprice in each of the future time periods presented:

(Dollar amounts in thousands)	Six months or less	Six months to one year	One to three years	Three to four years	Over four years	Total
Total interest-earning assets	$248,917	$96,714	$234,869	82,473	$321,027	$984,000

Total interest-bearing liabilities	67,937	60,845	243,433	80,208	264,080	716,503

Interest rate sensitivity gap	$180,980	$35,869	$(8,564)	$2,265	$56,947	$267,497

Cumulative rate sensitivity gap	$180,980	$216,849	$208,285	$210,550	$267,497

Ratio of gap during the period to total interest earning assets	18.39%	3.65%	(0.87%)	0.23%	5.79%

Ratio of cumulative gap to total interest earning assets	18.39%	22.04%	21.17%	21.40%	27.18%

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income for the years ended December 31, 2021 and 2020, respectively. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2021 remained constant. The impact of the market rate movements on net interest income was developed by simulating the effects of rates changing immediately for a one-year period from the December 31, 2021 levels for net interest income.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
2021 Net interest income - increase (decrease)	2.69%	4.13%	(6.68%)	(10.68%)

2020 Net interest income - increase (decrease)	3.53%	5.84%	(2.77%)	(1.87%)

The expected increase in 2020 and 2021 net interest income in the rising rate scenarios shown in the table above resulted from the Corporation having an excess of immediately repricing interest-earning assets over immediately repricing interest-bearing liabilities.

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

Capital Resources

Total stockholders’ equity increased $5.5 million, or 6.0%, to $97.0 million at December 31, 2021 from $91.5 million at December 31, 2020.  Net income available to common stockholders of $10.0 million in 2021 represented an increase in earnings of $3.4 million, or 52.0%, compared to 2020. The Corporation’s capital to assets ratio increased to 9.2% at December 31, 2021 from 8.9% at December 31, 2020.

While continuing to sustain a strong capital position, dividends on common stock were $3.3 million in 2021 and 2020. In addition, stockholders have taken part in the Corporation’s dividend reinvestment plan introduced during 2003 with 40% of registered shareholder accounts active in the plan at December 31, 2021. Dividend reinvestment is achieved through the purchase of common shares on the secondary market.

Capital adequacy is intended to enhance the Corporation’s ability to support growth while protecting the interest of stockholders and depositors and to ensure that capital ratios are in compliance with regulatory minimum requirements. Regulatory agencies have developed certain capital ratio requirements that are used to assist them in monitoring the safety and soundness of financial institutions. At December 31, 2021, the Bank was in excess of all regulatory capital requirements. See "Note 10 - Regulatory Matters" to the consolidated financial statements on page F-24.

Liquidity

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, and amortization and prepayments of outstanding loans and maturing securities. During 2021, the Corporation used its sources of funds primarily to purchase securities and retire outstanding debt. As of December 31, 2021, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $124.6 million, and standby letters of credit totaling $444,000, net of cash collateral maintained by the Bank. The Bank has established policies to monitor and manage liquidity levels to ensure the Bank’s ability to meet demands for customer withdrawals and the repayment of borrowings.

At December 31, 2021, time deposits amounted to $150.7 million, or 16.4%, of the Corporation’s total consolidated deposits, including approximately $48.0 million scheduled to mature within the next year. Management believes that the Corporation has adequate resources to fund all of its commitments, that all of its commitments will be funded as required by related maturity dates and that, based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank’s line of credit and term borrowing capacity from the FHLB and, to a more limited extent, through the sale of loans. At December 31, 2021, the Bank’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issued to secure certain deposit accounts, was $249.3 million.

The Corporation pays a regular quarterly cash dividend. The Corporation paid dividends of $0.30 per common share for each of the four quarters of 2021 and 2020, respectively. On February 16, 2022, the Corporation declared a quarterly dividend of $0.31 per common share payable on March 18, 2022 to shareholders of record on March 1, 2022. The determination of future dividends on the Corporation’s common stock will depend on conditions existing at that time with consideration given to the Corporation’s earnings, capital and liquidity needs, among other factors.

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

The most significant accounting policies followed by the Corporation are presented in "Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements beginning on page F-10. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies:

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value.  As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general economic environment and financial markets, including the Corporation's market capitalization, represented an interim impairment indicator requiring continued evaluation.  Because of the economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the Step 1, quantitative analysis of goodwill as of November 30.  Based on the analysis performed, management concluded that the Corporation's goodwill was not impaired as of November 30, 2021.  If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.  See "Note 1 - Summary of Significant Accounting Policies" on page F-10 for the Corporation's accounting policy on goodwill and see "Note 6 - Goodwill and Intangible Assets" on page F-21 in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In March 2021, the audit committee of the Board of Directors appointed BKD, LLP, Certified Public Accountants, as the independent registered public acconting firm to audit the Corporation's financial statements for the year ending December 31, 2021.  In addition to performing customary audit services related to the audit of the Corporation's financial statements, BKD will perform required retirement plan audits.

Crowe LLP performed an audit of the Corporation’s consolidated financial statements for the year ended December 31, 2020. Crowe’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2020, there were no (i) disagreements between the Corporation and Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused Crowe to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020 and through the engagement of BKD as the Corporation’s independent registered public accounting firm, neither the Corporation nor anyone on its behalf had consulted BKD with respect to any accounting or auditing issues involving the Corporation.

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

As of December 31, 2021, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

During the fourth quarter of fiscal year 2021, there has been no change made in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management completed an assessment of the Corporation’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for evaluating internal control over financial reporting established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2021.  Our independent registered public accounting firm has not expressed an opinion on our internal control over financial reporting for the year ended December 31, 2021.

Item 9B. Other Information

Not Applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Corporation has a classified Board of Directors with staggered three-year terms of office. In a classified board, the directors are generally divided into separate classes of equal number. The terms of the separate classes expire in successive years. Thus, at each annual meeting of shareholders, successors to the class of directors whose term then expires are to be elected to hold office for a term of three years, so that the office of one class will expire each year.

In connection with the acquisition of CFB in 2018, the Corporation agreed to appoint two former directors of CFB, Henry H. Deible and Hentry H. Deible II, to the Board of Directors of the Corporation and the Bank in the class of directors whose terms expired at the respective 2021 and 2019 annual meetings of shareholders and also agreed to re-nominate them for an additional term, subject to the fiduciary duties of the Board of Directors and any applicable eligibility requirements set forth in the Corporation's or the Bank's, as the case may be, articles of incorporation, bylaws, or nominating and corporate governance committee guidelines or any applicable law, rule, regulation or listing standard. There are no other arrangements or understandings between the Corporation and any other person pursuant to which such person has been elected a director. Ages are reflected as of December 31, 2021.

Directors Whose Terms Expire in 2022

		Principal Occupation	Director Since
Name	Age	for Past Five Years	Bank/Corporation

David L. Cox	71

Retired, former Chairman, President and Chief Executive Officer of the Bank and the Corporation. Mr. Cox's prior service as Chairman, President and Chief Executive Officer as well as his subsequent years of service as a director provide the Board with valuable knowledge and experience.

			1991/1991

Henry H. Deible II	39

Owner and President of Forestland Investments, LLC and Owner and Forester for Sustainable Forestry Consultants, LLC. As a business executive in the Corporation's market area as well as previous experience as a director of a community banking institution, Mr. Deible is well qualified to serve as a director.

			2018/2018

Mark A. Freemer	62

Chief Financial Officer for Varischetti Holdings, LP. Mr. Freemer is a certified public accountant. As a business executive in the Corporation's market area as well as his many years of service as a director of the Corporation and his public accounting experience, Mr. Freemer is well qualified to serve as a director.

			2004/2004

William C. Marsh	55

Chairman, President and Chief Executive Officer of the Bank and the Corporation. Mr. Marsh is a certified public accountant. Mr. Marsh's positions as Chairman, President and Chief Executive Officer, his extensive involvement with and background in the banking industry and involvement in business and civic organizations in the communities that the Corporation operates, as well as his prior accounting background provide the Board valuable insight regarding the business and operations of the Corporation.

			2006/2006

Directors Whose Terms Expire in 2023

		Principal Occupation	Director Since
Name	Age	for Past Five Years	Bank/Corporation

James M. Crooks	69

Owner, F.L. Crooks Clothing Company, Inc.  As a business owner in the Corporation's market area as well as his many years of service as a director of the Corporation, Mr. Crooks is well qualified to serve as a director.

			2004/2004

Robert W. Freeman	64	Partner, Beaconfield Consulting Group, LLC. Based on Mr. Freeman's past employment experiences and financial and technological background, he is well qualified to serve as a director.	2015/2015

Steven J. Hunter	52

Managing Director of TM Capital Corp.  He previously served as Managing Director of Greene Holcomb Fisher and Morgan Keegan. Based on Mr. Hunter's past employment experiences and extensive background in finance and investment banking, he is well qualified to serve as a director.

			2021/2021

John B. Mason	73

Retired, former President, H. B. Beels & Son, Inc.  As a former business owner in the Corporation's market area as well as his many years of service as a director of the Corporation, Mr. Mason is well qualified to serve as a director.

			1985/1989

Directors Whose Terms Expire in 2024

		Principal Occupation	Director Since
Name	Age	for Past Five Years	Bank/Corporation

Milissa S. Bauer	59

Executive Vice President of Kriebel Companies and President of Z Train Corporation.  As a business executive in the Corporation's market area as well as extensive involvement with various business and civic organizations in the communities that the Corporation operates, Ms. Bauer is well qualified to serve as a director.

			2015/2015

Henry H. Deible	67

Former President and Chief Executive Officer of Community First Bancorp, Inc., Owner of Northern Horizons, LLC and Owner/Partner of Forestland Investments, LLC and Sustainable Forestry Consultants, LLC.  As a business executive in the Corporation's market area and with his extensive prior service in community banking, Mr. Deible provides the Board with valuable knowledge and experience and is well qualified to serve as a director.

			2018/2018

Deanna K. McCarrier	58

Owner, McCarrier, CPAs.  Ms. McCarrier is a certified public accountant.  As a business owner in the Corporation's market area as well as involvement with various business and civic organizations in the communities that the Corporation operates, Ms. McCarrier is well qualified to serve as a director.

			2016/2016

Nicholas D. Varischetti	38

Attorney with Burns White and Partner in Varischetti Holdings, LP and Allegheny Strategy Partners.  Based on Mr. Varischetti's legal background, business ownership within the Corporation's market area and involvement with various business and civic organizations, he is well qualified to serve as a director.

			2015/2015

Board Leadership Structure and Risk Oversight

Board Leadership Structure. Since the Corporation was founded in 1989, the Corporation has employed a traditional board leadership model, with our Chief Executive Officer also serving as Chairman of our Board of Directors. We believe this traditional leadership structure benefits the Corporation. A combined Chairman and Chief Executive Officer role helps provide strong, unified leadership for our management team and Board of Directors. William C. Marsh has served as our Chairman and Chief Executive Officer since January 1, 2009. Prior to becoming Chairman and Chief Executive Officer, Mr. Marsh served as Executive Vice President and Chief Financial Officer of the Corporation beginning in 2006. Our Board of Directors is currently comprised of twelve directors of which eleven, or a majority, are independent directors. The board has three standing committees with separate chairs—the audit, executive and human resources committees. The audit committee and human resources committee are led by independent directors and our executive committee is comprised of a majority of independent directors. We do not have a lead independent director position. The Board has reviewed our Corporation’s current Board leadership structure in light of the composition of the Board, the Corporation’s size, the nature of the Corporation’s business, the regulatory framework under which the Corporation operates, the Corporation’s shareholder base, the Corporation’s peer group and other relevant factors, and has determined that a combined Chairman and Chief Executive Officer position, is currently the most appropriate Board leadership structure for our Corporation. The Board noted the following factors in reaching its determination:

•	The Board acts efficiently and effectively under its current structure, where the Chief Executive Officer also acts as Chairman.
•

A combined Chairman and Chief Executive Officer is in the best position to be aware of major issues facing the Corporation on a day-to-day and long-term basis, and is in the best position to identify key risks and developments facing the Corporation to be brought to the Board’s attention.

•	A combined Chairman and Chief Executive Officer position eliminates the potential for confusion and duplication of efforts, including among employees.
•

A combined Chairman and Chief Executive Officer position eliminates the potential for confusion as to who leads the Corporation, providing the Corporation with a single public “face” in dealing with shareholders, employees, regulators, analysts and other constituencies.

Risk Oversight. The Board’s role in the Corporation’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Corporation, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the Chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Directors Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of shareholders, all directors are expected to attend the Corporation’s annual meeting of shareholders. All twelve directors of the Corporation at the time attended the Corporation’s 2021 annual meeting of shareholders.

Committees and Meetings of the Corporation and the Bank

During 2021, the Board of Directors of the Corporation held eight regular meetings and seven special meetings, and the Board of Directors of the Bank held 13 regular meetings. Each of the directors attended at least seventy-five percent (75%) of the combined total number of meetings of the Corporation’s Board of Directors and of the committees on which they serve.

Membership on Certain Board Committees. The Board of Directors of the Corporation has established an audit committee, executive committee, human resources committee and a nominating and corporate governance committee. The human resources committee functions as the Corporation’s compensation committee.

The following table sets forth the membership of such committees as of the date of this annual report.

Nominating
			Human	and Corporate
Directors	Audit	Executive	Resources	Governance
Milissa S. Bauer	**	*
David L. Cox		*		*
James M. Crooks	*
Henry H. Deible	*		*	*
Henry H. Deible II
Robert W. Freeman		*	*
Mark A. Freemer	*	*	*	**
Steven J. Hunter	*		*
William C. Marsh		**
John B. Mason		*	*	*
Deanna C. McCarrier	*	*	**
Nicholas D. Varischetti	*		*	*

*	Member
**	Chairman

Audit Committee. The audit committee of the Board is composed of seven members and operates under a written charter adopted by the Board of Directors. During 2021, the audit committee consisted of Directors Bauer (Chairman), Crooks, Deible, Freemer, Hunter, McCarrier and Varischetti. The Board of Directors has identified Milissa S. Bauer as an audit committee financial expert. The audit committee met four times in 2021. The Board of Directors has determined that each committee member is “independent,” as defined by Corporation policy, SEC rules and the NASDAQ listing standards.

The audit committee charter adopted by the Board sets forth the responsibilities, authority and specific duties of the audit committee. The full text of the audit committee charter is available on our website at www.emclairefinancial.com. Pursuant to the charter, the audit committee has the following responsibilities:

•	To monitor the preparation of quarterly and annual financial reports;
•	To review the adequacy of internal control systems and financial reporting procedures with management and independent auditors; and
•	To review the general scope of the annual audit and the fees charged by the independent auditors.

Human Resources Committee. The human resources committee of the Board functions as the compensation committee and has the responsibility to evaluate the performance of and determine the compensation for the Chairman of the Board, President and Chief Executive Officer of the Corporation, to approve the compensation structure for senior management and the members of the Board of Directors, to review the Corporation’s salary administration program and to review and administer the Corporation’s bonus plans, including the management incentive program.

The human resources committee, which is currently composed entirely of independent directors, administers the Corporation’s executive compensation program. In 2021, the members of the human resources committee consisted of Directors McCarrier (Chairman), Deible, Freeman, Freemer, Hunter, Mason and Varischetti. All of the members meet all of the independence requirements under the listing requirements of the NASDAQ Stock Market.

The human resources committee is committed to high standards of corporate governance. The human resources committee’s charter reflects the foregoing responsibilities and commitment, and the human resources committee and the Board will periodically review and revise the charter, as appropriate. The full text of the human resources committee charter is available on our website at www.emclairefinancial.com. The human resources committee’s membership is determined by the Board. There were four meetings of the full human resources committee in 2021.

The human resources committee has exercised exclusive authority over the compensation paid to the Corporation’s Chairman of the Board, President and Chief Executive Officer and reviews and approves salary increases and bonuses for the Corporation’s other executive officers as prepared and submitted to the human resources committee by the Chairman of the Board, President and Chief Executive Officer. Although the human resources committee does not delegate any of its authority for determining executive compensation, the human resources committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the human resources committee.

Nominating and Corporate Governance Committee. The Corporation has established a nominating and corporate governance committee to identify and recommend to the full Board of Directors the selection of qualified individuals to serve as Board members, recommend to the full Board director nominees for each annual meeting of shareholders, review existing corporate governance documents, establish corporate governance principles applicable to the Corporation and to govern the conduct of the Board and its members, and review nominations for director submitted by shareholders. During 2021, the members of this committee were Directors Mark Freemer (Chairman), Cox, Deible, Mason and Varischetti. Each of these persons is independent within the meaning of the rules of the NASDAQ Stock Market. The nominating and corporate governance committee operates pursuant to a written charter, which can be viewed on our website at www.emclairefinancial.com. The nominating and corporate governance committee met one time in connection with the nomination for the election of directors.

The nominating and corporate governance committee considers candidates for director suggested by its members and other directors, as well as management and shareholders. The nominating and corporate governance committee also may solicit prospective nominees. The committee will also consider whether to nominate any person nominated pursuant to the provision of our bylaws relating to shareholder nominations. The nominating and corporate governance committee has the authority and ability to retain a search firm to identify or evaluate potential nominees if it so desires.

The charter of the nominating and corporate governance committee sets forth certain criteria the committee may consider when recommending individuals for nomination as director including: (a) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and industry, independence of thought and an ability to work collegially. The committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

Once the nominating and corporate governance committee has identified a prospective nominee, the committee makes an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on whatever information is provided to the committee with the recommendation of the prospective candidate, as well as the committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others.

Section 10.1 of our bylaws governs shareholder nominations for election to the Board of Directors and requires all nominations for election to the Board of Directors by a shareholder to be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholders’ notice must be received by the Corporation no later than 60 days prior to the annual meeting called for the election of directors. Each written notice of a shareholder nomination must set forth certain information specified in the bylaws. Any nomination of any person not made in compliance with the procedures set forth in the bylaws shall be disregarded by the presiding officer of the meeting and any votes for such nominee shall be disregarded.

Executive Officers Who are Not Directors

Set forth below is information with respect to the principal occupations during at least the last five years for the current executive officers of the Corporation who do not serve as directors. All executive officers of the Corporation are elected annually by the Board of Directors and serve at the discretion of the Board. There are no arrangements or understandings between the executive officers and the Corporation and any person pursuant to which such persons have been selected officers. Ages are reflected as of December 31, 2021.

Jennifer A. Poulsen, age 52. Ms. Poulsen is Secretary of the Corporation and Senior Vice President and Chief Operating Officer of the Bank. Ms. Poulsen was appointed Assistant Secretary in 2018 and has served in her role at the Bank since October 2011.

Amanda L. Engles, age 43. Ms. Engles is Treasurer and Chief Financial Officer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank, positions she has held since July 2017. Ms. Engles previously served as Principal Accounting Officer and Secretary of the Corporation as well as Vice President and Controller of the Bank since October 2007. She previously served as Treasurer of the Corporation from October 2007 through August 2010.

Robert A. Vernick, age 55. Mr. Vernick is Senior Vice President and Chief Lending Officer of the Bank, a position he has held since July 2012.

Eric J. Gantz, age 35. Mr. Gantz is Senior Vice President and Chief Credit Officer of the Bank, a position he has held since April 2019.  Mr. Gantz previously served as Vice President and Senior Credit Officer from September 2018 through April 2019, Assistant Vice President and Senior Risk Analyst from September 2017 through September 2018 and Assistant Vice President and Senior Credit Analyst from August 2014 through September 2017.

Section 16(a) Beneficial Ownership Reporting Compliance.  The Corporation’s common stock is registered pursuant to Section 12(b) of the 1934 Act. The officers and directors of the Corporation and beneficial owners of greater than 10% of the common stock are required to file reports on Forms 3, 4, and 5 with the SEC disclosing changes in beneficial ownership of the common stock. Based on the Corporation’s review of such ownership reports, to the Corporation’s knowledge, no executive officer, director, or 10% beneficial owner of the Corporation failed to file such ownership reports on a timely basis for the fiscal year ended December 31, 2021, except that Nicholas D. Varischetti, a director, filed late two Form 4's with respect to the purchase of 500 shares of common stock in June 2020 and 360 shares of common stock in June 2020.

The Corporation maintains a Code of Personal and Business Conduct and Ethics (the Code) that applies to all employees, including the CEO and the CFO. A copy of the Code has previously been filed with the SEC and is posted on our website at www.emclairefinancial.com. Any waiver of the Code with respect to the CEO and the CFO will be publicly disclosed in accordance with applicable regulations.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Corporation or its subsidiaries for services rendered in all capacities during the past two years to our principal executive officer as well as our two other highest compensated executive officers in 2021 (who we refer to as “named executive officers”).

				Non-equity	All
			Stock	Incentive Plan	Other
Name and Principal Position	Year	Salary	Awards (1)	Compensation (2)	Compensation (3)	Total
William C. Marsh, Chairman,	2021	$ 417,857	$ 144,800	$ 125,522	$ 24,136	$ 712,315
President and Chief Executive Officer	2020	417,857	122,400	48,939	19,757	608,954

Jennifer A. Poulsen, Senior Vice President,	2021	194,151	28,960	38,881	13,970	275,962
Secretary and Chief Operating Officer	2020	194,151	12,240	15,159	11,774	233,324

Amanda L. Engles, Senior Vice President,	2021	179,928	28,960	36,033	13,145	258,066
Treasurer and Chief Financial Officer	2020	160,650	18,360	12,544	10,494	202,048

(1)	Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for stock awards granted in 2021 and 2020 pursuant to the Stock Incentive Plans adopted in 2014 and 2021. For a description of the assumptions used for purposes of determining grant date fair value, see Note 14 to the Financial Statements.
(2)	Amounts presented for a fiscal year were paid in the next year for performance pursuant to the Corporation's Incentive Compensation Plan.
(3)	Includes matching amounts and discretionary profit sharing contributions made under the Corporation’s 401(k) plan for all the named executive officers.

Outside Compensation Consultants.  Periodically, the Corporation retains a compensation consulting firm to review its compensation structure. The Corporation retained McLagan Partners, Inc. in 2021 and 2020 to assist the human resources committee in setting compensation levels. The human resources committee considered the consultants to be independent and concluded that the consultants had no conflicts of interest with respect to the engagements. The consultants' reviewed the Corporation’s compensation practices and compared them with compensation practices of institutions similar in size and performance to the Corporation. The human resources committee considered the consultants' reviews of compensation levels in establishing the compensation amounts of the Corporation’s President and Chief Executive Officer and Board of Directors.

Pension Plan.  The Bank previously maintained a defined benefit pension plan for all eligible employees which was frozen in 2013. An employee became vested in the plan after three years. Upon retirement at age 65, a terminated participant is entitled to receive a monthly benefit. Prior to a 2002 amendment to the plan, the benefit formula was 1.1% of average monthly compensation plus 0.4% of average monthly compensation in excess of $675 multiplied by years of service. In 2002, the plan was amended to change the benefit structure to a cash balance formula under which the benefit payable is the actuarial equivalent of the hypothetical account balance at normal retirement age. However, the benefits already accrued by the employees prior to the amendment were not reduced. In addition, the prior benefit formula continued through December 31, 2012, as a minimum benefit. The Bank amended the defined benefit pension plan to freeze the benefits under the plan effective as of April 30, 2013, with no additional benefits to accrue after such date.

401(k) Plan.  The Corporation maintains a defined contribution 401(k) plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary, which vests after three years. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution.

Supplemental Retirement Agreements.  The Bank maintains Supplemental Executive Retirement Plan Agreements (the “SERPs”) with William C. Marsh, Chairman, President and Chief Executive Officer of the Corporation and the Bank, Jennifer A. Poulsen, Secretary of the Corporation and Senior Vice President and Chief Operating Officer of the Bank and Amanda L. Engles, Treaurer and Chief Financial Officer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank, as well as other officers. The SERPs are periodically amended to conform to the current salary levels of the officers.

The SERPs are non-qualified defined benefit plans and are unfunded. The SERPs have no assets, and the benefits payable under the SERPs are not secured. The SERP participants are general creditors of the Bank in regards to their vested SERP benefits. The SERPs provide for retirement benefits upon reaching age 65, and the participants become vested in their benefits up until their normal retirement age. Upon attaining normal retirement age, Mr. Marsh, Ms. Poulsen and Ms. Engles would be entitled to receive an annual payment of $110,000, $56,500 and $45,000, respectively, payable in equal monthly installments each year for a 20-year period under the SERPs, as amended.

Each of the SERPs provide that in the event of a change in control of the Corporation or the Bank (as defined in the agreements), the executive will receive their supplemental retirement benefits in a lump sum payment if the change in control occurs before the executive’s employment is terminated and before the executive reaches normal retirement age. If a change in control had occurred on December 31, 2021, Mr. Marsh, Ms. Poulsen and Ms. Engles would have been entitled to lump sum payments of $988,098, $431,558 and $58,404, respectively. Such payments could be limited if they are deemed “parachute payments” under Section 280G of the Internal Revenue Code, as amended.

The SERPs prohibit the executives from competing against the Bank or soliciting customers or employees of the Bank for a period of three years following a termination of employment if such termination occurs prior to a change in control.  If the executives are still employed at the time of a change in control, the SERPs impose non-compete and non-solicitation provisions on Ms. Poulsen and Ms. Engles for a period of six months following the change in control.  An existing employment agreement imposes non-compete and non-solicitation provisions on Mr. Marsh for a period of 12 months following a change in control.

Employment and Change in Control Agreements.  The Corporation and the Bank maintain an employment agreement with William C. Marsh to serve as Chairman, President and Chief Executive Officer. The current term of the agreement expires on December 31, 2024 and will renew for successive one-year periods each January 1 unless notice to the contrary is provided at least 30 days prior to the renewal. The agreement also provides that if the executive is terminated by the Corporation or the Bank for other than cause, disability, retirement or the executive’s death or the executive terminates employment for good reason (as defined in the agreement) after a change in control of the Corporation or the Bank, then Mr. Marsh will be entitled to the payment of a lump sum cash severance amount equal to three times his average annual compensation (as defined in the agreement) during the five calendar years preceding the year of termination, the continuation of his insurance benefits for up to 36 months and a lump sum cash payment equal to the projected cost of providing certain other benefits for 36 months, provided that such payments will be limited if they are deemed “parachute payments” under Section 280G of the Internal Revenue Code as amended. The employment agreement imposes non-compete and non-solicitation provisions on Mr. Marsh for a period of 18 months if his employment is terminated prior to a change in control and for a period of 12 months if his employment is terminated concurrently with or following a change in control.

The Corporation and the Bank maintain change in control agreements with Jennifer A. Poulsen and Amanda L. Engles.  The change in control agreements currently expire on December 31, 2023, and the term will renew for successive one-year periods each January 1 unless notice to the contrary is provided at least 30 days prior to the renewal. If a change in control occurs during the term of the agreements at a time when there is less than one year remaining in the term, then the remaining term of the agreements will be automatically extended until the one-year anniversary of the completion of the change in control.

The change in control agreements for Ms. Poulsen and Ms. Engles provide that if the executive is terminated by the Corporation or the Bank (or any successor) within 24 months subsequent to a change in control of the Corporation or the Bank for other than cause, disability, retirement or the executive’s death or the executive terminates employment for good reason (as defined in the agreement) after a change in control of the Corporation or the Bank, then the executive will be entitled to the payment of a lump sum cash severance amount equal to two times the executive’s highest annual compensation (as defined in the agreement) during the year of termination (determined on an annual basis) or either of the two preceding calendar years, the continuation of the executive’s insurance benefits for up to 24 months and a lump sum cash payment equal to the projected cost of providing certain other benefits for 24 months, provided that such payments will be limited if they are deemed “parachute payments” under Section 280G of the Internal Revenue Code as amended. The Corporation and the Bank have entered into similar change in control agreements with other officers.

Outstanding Equity Awards at Fiscal Year-End.  The following tables set forth, with respect to the executive officers named in the Summary Compensation Table, information with respect to the number of restricted stock awards held as of December 31, 2021. All awards were granted pursuant to the Corporation’s 2014 or 2021 Stock Incentive Plans.

	Stock Awards
Name	Number of Shares of Stock Not Vested	Market Value of Shares of Stock Not Vested (1)	Vesting Date
William C. Marsh	4,100	$ 118,490	12/06/2022
William C. Marsh	5,000	144,500	12/11/2023
William C. Marsh	5,000	144,500	12/10/2024
Jennifer A. Poulsen	1,500	43,350	12/06/2022
Jennifer A. Poulsen	500	14,450	12/11/2023
Jennifer A. Poulsen	1,000	28,900	12/10/2024
Amanda L. Engles	1,500	43,350	12/06/2022
Amanda L. Engles	750	21,675	12/11/2023
Amanda L. Engles	1,000	28,900	12/10/2024

(1)	Based upon the fair market value of a share of common stock of the Corporation as of December 31, 2021.

Group Term Carve-Out Plan.  The Bank has a Group Term Carve-Out Plan (the "Carve-Out Plan"), pursuant to which the Bank owns a life insurance policy on each participant's life and will provide a portion of the death proceeds to the participant's beneficiary following the participant's death.  Mr. Marsh, Ms. Poulsen, Ms. Engles and various other officers of the Bank participate in the Carve-Out Plan.  The Bank owns the life insurance policies and pays the premiums on the policies.  If a participant dies while employed by the Bank and prior to a change in control, the participant's beneficiary will be entitled to a benefit equal to 2.5 times the deceased participant's annual base salary at the date of death, but not in excess of a maximum benefit equal to the net death proceeds, which is the total death benefit less the cash value of the endorsed policies.  If Mr. Marsh, Ms. Poulsen and Ms. Engles had died at December 31, 2021, their beneficiaries would have received a death benefit of $941,561, $435,377 and $399,820, respectively.

A participant's continued participation in the Carve-Out Plan is at the Bank's discretion; provided, however, if the participant is employed by the Bank on the date of a change in control, then the participant shall continue participation in the plan until the earlier of (i) the participant's waiver of his or her rights in the plan, or (ii) the participant's death.  If a participant dies after a change in control, the participant's beneficiary shall be entitle to a benefit equal to 1.5 times the deceased participant's annual base salary at the earlier of (a) the date of death or (b) the date the participant's employment was terminated.

The payments and benefits pursuant to the Carve-Out Plan could be limited if they are deemed "parachute payments" under Section 280G of the Internal Revenue Code, as amended.

Director Compensation.  During 2021, directors received $1,750 per month for their services as a director of the Bank and $750 for attendance at board meetings. The Chairmen of each committee received an additional $200 per month for their services as Committee Chairmen. No additional compensation is paid for service as a director of the Corporation. In addition, non-employee directors received $400 for each Bank committee meeting that they attended during 2021.

The following table sets forth information concerning compensation paid or accrued by the Corporation and the Bank to each member of the Board of Directors with the exception of named executive officers reported within the Summary Compensation Table during the year ended December 31, 2021.

	Fees Earned	Stock	All Other
Name	or Paid in Cash	Awards (1)	Compensation (2)	Total
Milissa S. Bauer	$44,550	$21,720	$—	$66,270
David L. Cox	44,950	21,720	26,000	92,670
James M. Crooks	44,550	21,720	—	66,270
Henry H. Deible	35,800	21,720	12,000	69,520
Henry H. Deible II	40,600	21,720	—	62,320
Robert W. Freeman	39,750	21,720	—	61,470
Mark A. Freemer	41,350	21,720	—	63,070
Steven J. Hunter	36,950	21,720	—	58,670
John B. Mason	45,000	21,720	—	66,720
Deanna K. McCarrier	40,950	21,720	—	62,670
Nicholas D. Varischetti	37,000	21,720	—	58,720

(1)	Reflects the grant date fair value, computed in accordance with FASB ASC Topic 718, for stock awards granted in 2021 pursuant to the 2021 Stock Incentive Plan adopted in 2021. For a description of the assumptions used for purposes of determining grant date fair value, see Note 14 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Each director except Mr. Hunter has a total of 2,100 stock awards of which 600 vest on December 6, 2022, 750 vest on December 11, 2023 and 750 vest of December 10, 2024. Mr. Hunter has 750 stock awards which vest on December 10, 2024.
(2)	Reflects amounts distributed under the Corporation’s Supplemental Retirement Agreement for Directors Cox and Deible.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Beneficial Owners of the Corporation's Common Stock.  Persons and groups owning in excess of 5% of the common stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”). The following table sets forth, as of March 1, 2022, certain information as to the common stock beneficially owned by (i) persons or groups who own more than 5% of the common stock, (ii) the directors of the Corporation, (iii) certain executive officers of the Corporation included in the Summary Compensation Table (which we refer to as “named executive officers”), and (iv) all directors and executive officers of the Corporation as a group. Management knows of no person or group that owned more than 5% of the outstanding shares of common stock at the voting record date.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Common Stock Beneficially Owned
Directors:
Henry H. Deible	74,620	(2)	2.73%
Nicholas D. Varischetti	68,154		2.49%
Robert W. Freeman	65,271	(3)	2.39%
William C. Marsh	63,372	(4)	2.32%
John B. Mason	41,042		1.50%
Milissa S. Bauer	38,747	(5)	1.42%
James M. Crooks	30,029	(6)	1.10%
Mark A. Freemer	24,500		*
Deanna K. McCarrier	23,708		*
David L. Cox	20,830	(7)	*
Henry H. Deible II	884		*
Steven J. Hunter	200		*
Named Executive Officers:
Jennifer A. Poulsen	7,605	(8)	*
Amanda L. Engles	4,641	(9)	*
All directors and executive officers as a group (16 persons)	469,292	(10)	17.16%

*	Represents less than 1% of the outstanding common stock.
(1)	Based upon information provided by the respective beneficial owners and filings with the Securities and Exchange Commission (“SEC”) made pursuant to the 1934 Act. For purposes of this table, pursuant to rules promulgated under the 1934 Act, a person or entity is considered to beneficially own shares of common stock if they directly or indirectly have or share (1) voting power, which includes the power to vote or to direct the voting of the shares, or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting power and sole investment power with respect to the indicated shares.
(2)	Of the 74,620 shares beneficially owned by Mr. Deible, 34,254 shares are owned jointly with his spouse and 7,165 shares are held by an entity owned and controlled by Mr. Deible.
(3)	Of the 65,271 shares beneficially owned by Mr. Freeman, 1,833 shares are owned individually by his spouse.
(4)	Of the 63,115 shares beneficially owned by Mr. Marsh, 4,972 shares are held in the Corporation's 401(k) Plan.
(5)	Of the 38,747 shares beneficially owned by Ms. Bauer, 6,306 shares are owned jointly with her spouse, 14,123 shares are owned individually by her spouse and 100 shares are owned individually by her son.
(6)	Of the 30,029 shares beneficially owned by Mr. Crooks, 3,273 shares are owned jointly with his spouse and 635 shares are owned individually by his spouse.
(7)	Of the 20,830 shares beneficially owned by Mr. Cox, 19,330 are owned jointly with his spouse and 500 shares are owned individually by his spouse.
(8)	Of the 7,570 shares beneficially owned by Ms. Poulsen, 2,615 shares are held in the Corporation's 401(k) Plan.
(9)	Of the 4,559 shares beneficially owned by Ms. Engles, 3,141 shares are held in the Corporation's 401(k) Plan.
(10)	Of the 468,776 shares beneficially owned by all directors and officers as a group, 13,948 shares are held in the Corporation's 401(k) Plan.

Equity Compensation Plan Information. The following table provides certain information as of December 31, 2021 with respect to shares of common stock that may be issued under our 2014 and 2021 Stock Incentive Plans, which were approved by shareholders in April 2014 and April 2021, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	—	$—	281,057

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	281,057

(1) The 2014 Stock Incentive Plan provides for the grant of options to purchase up to 88,433 shares of common stock and for grants of up to 88,433 shares of restricted common stock of which no options and 88,400 shares of restricted stock have been granted at December 31, 2021.  The 2021 Stock Incentive Plan provides for the grant of restricted common stock and options for up to 204,091 shares of common stock of which no options and 11,950 shares of restricted stock have been granted at December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions.  Other than as set forth below, there have been no material transactions, proposed or consummated, between the Corporation and the Bank with any director or executive officer of the Corporation or the Bank, or any associate of the foregoing persons.

The Bank, like many financial institutions, has followed a written policy of granting various types of loans to officers, directors, and employees and under such policy grants a discount of 100 basis points on loans extended to all employees, including executive officers. With the exception of such policy, all loans to executive officers and directors of the Corporation and the Bank have been made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank, and do not involve more than the normal risk of collectibility nor present other unfavorable features. All such loans are approved by the Board of Directors.

The following table presents a summary of loans in excess of $120,000 with preferential pricing (100 basis point discount) extended by the Bank to any of the Corporation’s directors, executive officers or immediate family members of such individuals. In addition, the Corporation had two directors and one executive officer whose loans totaled more than $120,000 at December 31, 2021, however in these instances the loans made with preferential pricing did not exceed $120,000.

		Year	Highest Principal Balance	Balance	Amount Paid During Year		Interest
Name and Position	Type	Made	During Year	12/31/21	Principal	Interest	Rate
David L. Cox, Director	Residential Mortgage	2010	$133,284	$0	$133,284	$1,324	2.88%

A majority of the members of our Board of Directors are independent based on an assessment of each member’s qualifications by the Board, taking into consideration the NASDAQ Stock Market’s requirements for independence. The Board of Directors has concluded that Directors Bauer, Cox, Crooks, Deible, Deible II, Freeman, Freemer, Hunter, Mason, McCarrier and Varischetti do not have any material relationships with the Corporation that would impair their independence.

Item 14. Principal Accountant Fees and Services

General.  The audit committee of the Board of Directors has appointed BKD, LLP, Certified Public Accountants, Fort Wayne, Indiana (PCAOB Firm ID: 686) as the independent registered public accounting firm to audit the Corporation’s financial statements for the year ending December 31, 2021. In addition to performing customary audit services related to the audit of the Corporation’s financial statements, BKD will perform required retirement plan audits.  Crowe LLP audited the Corporation's financial statements for the year ending December 31, 2020.

The audit committee selects the Corporation’s independent registered public accounting firm and separately pre-approves all audit services to be provided by it to the Corporation. The audit committee also reviews and separately pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the audit committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, the audit committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

Auditor Fees.  The following table sets forth the aggregate fees paid by us for professional services rendered in connection with the audit of the Corporation’s consolidated financial statements for 2021 and 2020, as well as the fees paid for audit-related services, tax services and all other services rendered in 2021 and 2020.  All auditor fees paid in relation to 2020 were paid to Crowe, LLP.  Audit fees paid in relation to 2021 were paid to BKD, LLP.  Audit-related fees for 2021 were partially paid to BKD, LLP and partially paid to Crowe LLP.  All tax fees related to 2021 were paid to Crowe LLP.

	2021	2020
Audit fees (1)	$115,350	$159,500
Audit-related fees (2)	30,069	26,000
Tax fees	33,057	24,763
Total	$178,476	$210,263

(1)

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees the Corporation incurred for professional services rendered for the audit of the Corporation’s annual financial statements for fiscal years 2021 and 2020, and the reviews of the financial statements included in the Corporation’s Quarterly Reports on Forms 10-Q for fiscal years 2021 and 2020.

(2)

The audit-related fees include audits of the Corporation’s benefit plans for both years. In addition, 2021 audit-related fees include fees paid for services rendered associated with the Corporation's Form S-8 filing. These audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements.

Report of the Audit Committee.  In discharging its oversight responsibility, the audit committee has met and held discussions with management and BKD, the independent auditors for the Corporation. Management represented to the audit committee that all consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the audit committee has reviewed and discussed the consolidated financial statements with management and the independent auditors.

In addition, the audit committee has discussed with the independent auditors the auditors’ independence from management and the Corporation, and has received and discussed with the independent auditors the matters in the written disclosures required by the Independence Standards Board and as required under the Sarbanes-Oxley Act of 2002, including considering the permissibility of non-audit services with the auditors’ independence.

The audit committee also obtained from the independent auditors a formal written statement describing all relationships between the Corporation and BKD that bear on the auditors’ independence consistent with the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. The audit committee discussed with the independent auditors any relationships that may impact the firm’s objectivity and independence and satisfied itself as to the auditors’ independence.

Based on these discussions and reviews, the audit committee recommended that the Board of Directors approve the inclusion of the Corporation’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.

Respectfully submitted by the members of the audit committee of the Board of Directors:

Milissa S. Bauer, Chairman

James M. Crooks

Henry H. Deible

Mark A. Freemer

Steven J. Hunter

Deanna K. McCarrier

Nicholas D. Varischetti

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

10.10	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Jennifer A Roxbury, dated as of November 18, 2015 (6)*
10.11	First Amendment dated as of February 8, 2019 to the Amended and Restated Supplemental Executive Retirement Plan Agreement between The Farmers National Bank of Emlenton and Amanda L. Engles, dated as of November 15, 2017 (6)*
10.12	Group Term Carve-Out Plan between the Farmers National Bank of Emlenton and Officers and Employees (7)*
10.13	Emclaire Financial Corp 2014 Stock Incentive Plan (8)*
10.14	Emclaire Financial Corp 2021 Stock Incentive Plan (9)*
11.1	Statement regarding computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report).
14.0	Code of Personal and Business Conduct and Ethics. (10)
20.0	Emclaire Financial Corp Dividend Reinvestment and Stock Purchase Plan. (11)
21.0	Subsidiaries of the Registrant (see information contained herein under “Item 1. Description of Business - Subsidiary Activity”).
23.1	Consent of Crowe LLP
23.2	Consent of BKD, LLP
31.1	Principal Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Principal Executive Officer Section 906 Certification.
32.2	Principal Financial Officer Section 906 Certification.
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated May 23, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, as amended, (File No. 333-11773) declared effective by the SEC on October 25, 1996.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB40 for the year ended December 31, 1997.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2017.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2019.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(8)	Incorporated by reference to the Registrant’s Definitive Proxy Statement dated March 24, 2014.
(9)	Incorporated by reference to the Registrant's Definitive Proxy Statement dated March 19, 2021.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSBfor the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCLAIRE FINANCIAL CORP

Dated: March 16, 2022	By:	/s/ William C. Marsh
William C. Marsh
Chairman, Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William C. Marsh	By:	/s/ Amanda L. Engles
	William C. Marsh		Amanda L. Engles
	Chairman of the Board		Treasurer and Chief Financial Officer
	Chief Executive Officer		(Principal Financial Officer)
	President	Date:	March 16, 2022
Director
(Principal Executive Officer)
Date:	March 16, 2022

By:	/s/ Milissa S. Bauer	By:	/s/ David L. Cox
	Milissa S. Bauer		David L. Cox
	Director		Director
Date:	March 16, 2022	Date:	March 16, 2022

By:	/s/ James M. Crooks	By:	/s/ Henry H. Deible
	James M. Crooks		Henry H. Deible
	Director		Director
Date:	March 16, 2022	Date:	March 16, 2022

By:	/s/ Henry H. Deible II	By:	/s/ Robert W. Freeman
	Henry H. Deible II		Robert W. Freeman
	Director		Director
Date:	March 16, 2022	Date:	March 16, 2022

By:	/s/ Mark A. Freemer	By:	/s/ Steven J. Hunter
	Mark A. Freemer		Steven J. Hunter
	Director		Director
Date:	March 16, 2022	Date:	March 16, 2022

	/s/ John B. Mason	By:	/s/ Deanna K. McCarrier
	John B. Mason		Deanna K. McCarrier
	Director		Director
Date:	March 16, 2022	Date:	March 16, 2022

By:	/s/ Nicholas D. Varischetti
Nicholas D. Varischetti
Director
Date:	March 16, 2022

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Emclaire Financial Corp

Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Emclaire Financial Corp (Corporation) as of December 31, 2021, the related consolidated statement of net income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 3 to the financial statements, the Corporation’s allowance for loan losses (ALL) was $10.39 million at December 31, 2021.  The Corporation also describes in Note 1 of the financial statements the "Allowance for Loan Losses" accounting policy around this estimate.  The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

We identified the valuation of the ALL as a critical audit matter.  Auditing the ALL involved significant judgement and complex review as there is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

●	Testing of completeness and accuracy of the underlying data utilized in the ALL as well as the completeness and accuracy of the information and reports utilized in the ALL.

●	Testing the clerical and computational accuracy of the formulas within the Corporation’s ALL calculation.

●	Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, charge-offs, and loan grades.

●	Testing of the loan review function and the accuracy of loan grades determined.

●	Evaluating the qualitative factor adjustments to historical loss by performing the following:

o	Evaluating the reliability and relevancy of data used as a basis for the adjustments relating to qualitative factors

o

Evaluating the reasonableness of management's judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance

o	Analytically reviewed and collectively evaluated for impairment component year over year

o	Evaluating the reasonableness of the qualitative factor allowance allocation derived by management

o	Recalculating the dollar amount of the reserve derived from the qualitative factor assessment

o	Agreeing the allowance allocation from the qualitative factor analysis to the overall allowance calculation

/s/ BKD, LLP

We have served as the Corporation’s auditor since 2021.

Fort Wayne, Indiana

March 16, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Emclaire Financial Corp

Emlenton, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Emclaire Financial Corp (the Corporation) as of December 31, 2020, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Corporation's auditor from 2010 through March 19, 2021.

Oak Brook, Illinois
March 19, 2021

Consolidated Balance Sheets
(Dollar amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$3,505	$3,526
Interest earning deposits with banks	5,575	33,913
Total cash and cash equivalents	9,080	37,439
Interest earning time deposits	2,484	5,718
Securities - available-for-sale	186,270	113,041
Securities - equity investments	5	15
Loans held for sale	469	75
Loans receivable, net of allowance for loan losses of $10,393 and $9,580	780,010	800,338
Federal bank stocks, at cost	5,715	5,635
Bank-owned life insurance	21,902	15,468
Accrued interest receivable	3,731	3,786
Premises and equipment, net	16,444	18,202
Goodwill	19,460	19,460
Core deposit intangible, net	899	1,083
Prepaid expenses and other assets	13,039	12,063
Total Assets	$1,059,508	$1,032,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$221,993	$193,752
Interest bearing	696,503	699,875
Total deposits	918,496	893,627
Short-term borrowed funds	7,050	2,050
Long-term borrowed funds	15,000	30,000
Accrued interest payable	338	474
Accrued expenses and other liabilities	21,665	14,692
Total Liabilities	962,549	940,843
Commitments and Contingent Liabilities (Note 11)	—	—
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,837,229 and 2,823,229 shares issued; 2,735,212 and 2,721,212 shares outstanding	3,547	3,529
Additional paid-in capital	47,645	47,200
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	48,852	42,143
Accumulated other comprehensive loss	(5,177)	(3,484)
Total Stockholders' Equity	96,959	91,480
Total Liabilities and Stockholders' Equity	$1,059,508	$1,032,323

See accompanying notes to consolidated financial statements.

Consolidated Statements of Net Income
(Dollar amounts in thousands, except share and per share data)

	Year ended December 31,
	2021	2020
Interest and dividend income
Loans receivable, including fees	$32,743	$34,029
Securities:
Taxable	2,435	2,070
Exempt from federal income tax	1,019	486
Federal bank stocks	293	371
Interest earning deposits with banks	91	191
Total interest and dividend income	36,581	37,147
Interest expense
Deposits	4,450	7,165
Short-term borrowed funds	89	131
Long-term borrowed funds	585	766
Total interest expense	5,124	8,062
Net interest income	31,457	29,085
Provision for loan losses	1,066	3,247
Net interest income after provision for loan losses	30,391	25,838
Noninterest income
Fees and service charges	1,435	1,498
Net gain on sales of available for sale securities	245	687
Net gain on sales of loans	390	241
Earnings on bank-owned life insurance	435	401
Other	2,085	1,536
Total noninterest income	4,590	4,363
Noninterest expense
Compensation and employee benefits	11,340	11,148
Premises and equipment	3,260	3,300
Intangible asset amortization	185	164
Professional fees	1,017	841
Federal deposit insurance	579	538
Other	6,215	6,027
Total noninterest expense	22,596	22,018
Income before provision for income taxes	12,385	8,183
Provision for income taxes	2,214	1,435
Net income	10,171	6,748
Preferred stock dividends	196	186
Net income available to common stockholders	$9,975	$6,562

Earnings per common share
Basic	$3.66	$2.42
Diluted	$3.63	$2.41

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year ended December 31,
	2021	2020
Net income	$10,171	$6,748
Other comprehensive income
Unrealized gains on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(2,699)	3,634
Reclassification adjustment for gains included in net income	(245)	(687)
Net period change	(2,944)	2,947
Tax effect	618	(619)
Net of tax	(2,326)	2,328

Defined benefit pension plans:
Unrealized holding gain (loss) arising during the period	509	(871)
Reclassification adjustment for losses included in net income	292	268
Net period change	801	(603)
Tax effect	(168)	126
Net of tax	633	(477)

Total other comprehensive income (loss)	(1,693)	1,851
Comprehensive income	$8,478	$8,599

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2020	$421	$3,785	$3,513	$46,757	$(2,114)	$38,831	$(5,335)	$85,858
Net income	—	—	—	—	—	6,748	—	6,748
Other comprehensive income	—	—	—	—	—	—	1,851	1,851
Cash dividends declared on preferred stock	—	—	—	—	—	(186)	—	(186)
Issuance of common stock for restricted stock awards (12,500 shares)	—	—	16	(16)	—	—	—	—
Stock compensation expense	—	—	—	459	—	—	—	459
Cash dividends declared on common stock ($1.20 per share)	—	—	—	—	—	(3,250)	—	(3,250)
Balance at December 31, 2020	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480

Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	10,171	—	10,171
Other comprehensive loss	—	—	—	—	—	—	(1,693)	(1,693)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Issuance of common stock for restricted stock awards (14,000 shares)	—	—	18	(18)	—	—	—	—
Stock compensation expense	—	—	—	463	—	—	—	463
Cash dividends declared on common stock ($1.20 per share)	—	—	—	—	—	(3,266)	—	(3,266)
Balance at December 31, 2021	$421	$3,785	$3,547	$47,645	$(2,114)	$48,852	$(5,177)	$96,959

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except share and per share data)

	For the year ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$10,171	$6,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,361	1,406
Provision for loan losses	1,066	3,247
Amortization/accretion of premiums, discounts and deferred costs and fees, net	(367)	(213)
Amortization of operating lease right-of-use assets	181	136
Amortization of intangible assets and mortgage servicing rights	280	261
Realized gain on sales of debt securities, net	(245)	(687)
Change in fair value of equity securities	10	4
Net gain on sales of loans	(390)	(241)
Net (gain) loss on foreclosed real estate	(49)	3
Net (gain) loss on sale of premises and equipment	(28)	277
Loans originated for sale	(12,566)	(213)
Proceeds from the sale of loans originated for sale	12,492	144
Write-down of foreclosed real estate	—	56
Stock compensation expense	463	459
Increase in bank-owned life insurance	(435)	(401)
Increase in deferred taxes	(65)	(603)
Decrease (increase) in accrued interest receivable	55	(1,186)
Increase in prepaid expenses and other assets	(591)	(590)
Decrease in accrued interest payable	(136)	(142)
Increase in accrued expenses and other liabilities	7,282	1,066
Net cash provided by operating activities	18,489	9,531
Cash flows from investing activities
Loan originations and principal collections, net	17,325	(113,305)
Proceeds from sales of loans held for sale previously classified as portfolio loans	2,800	5,260
Available-for-sale securities:
Sales	9,127	43,906
Maturities, repayments and calls	19,597	23,238
Purchases	(105,100)	(56,777)
Purchase of bank-owned life insurance	(6,000)	—
Purchase of federal bank stocks	(1,221)	(3,190)
Redemption of federal bank stocks	1,141	3,345
Net change in interest earning time deposits	3,234	3,980
Proceeds from surrender of bank-owned life insurance	—	220
Proceeds from the sale of bank premises and equipment	1,297	397
Purchases of premises and equipment	(872)	(1,155)
Proceeds from the sale of foreclosed real estate	417	436
Net cash used in investing activities	(58,255)	(93,645)
Cash flows from financing activities
Net increase in deposits	24,869	106,503
Proceeds from long-term debt	—	20,000
Repayments on long-term debt	(15,000)	(16,500)
Net change in short-term borrowings	5,000	—
Dividends paid	(3,462)	(3,436)
Net cash provided by financing activities	11,407	106,567
Net increase (decrease) in cash and cash equivalents	(28,359)	22,453
Cash and cash equivalents at beginning of period	37,439	14,986
Cash and cash equivalents at end of period	$9,080	$37,439
Supplemental information:
Interest paid	$5,260	$8,204
Income taxes paid	2,500	1,350
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	24	590
Transfers from portfolio loans to loans held for sale	2,728	5,025
Syndicated National Credits settling in subsequent period	7,475	—
Addition to operating lease right-of-use assets	325	—

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

Use of Estimates and Classifications. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation. Such reclassifications did not affect net income or stockholders’ equity. The Corporation bases estimates on historical experience and other assumptions believed to be reasonable under the current circumstances.  These estimates may change as new events occur and as additional information surrounding the continued impact of the pandemic become available.  The operations and business results of the Corporation could be materially adversely effected.  Significant estimates as disclosed in Note 1, including the allowance for loan losses, valuation of financial instruments and the carrying of goodwill may be materially adversely impacted by national and local events designed to mitigate the pandemic.

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

Goodwill and Intangible Assets. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired assets and liabilities. Core deposit intangible assets arise from whole bank or branch acquisitions and are measured at fair value and then are amortized over their estimated useful lives. Goodwill is not amortized but is assessed at least annually for impairment, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount.  An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary.  When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value.  If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  In the event of an impairment, any such charges are recognized as a deduction from earnings in the period identified in an amount equal to the difference.   The Corporation performs an annual assessment as of November 30 each year.  Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Servicing Assets. Servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.  At December 31, 2021 and 2020, the outstanding balance of loans serviced for other totaled $32.0 million and $26.8 million, respectively, and are not included in the accompanying consolidated balance sheet.  At December 31, 2021 and 2020, the mortgage servicing rights associated with these outstanding balances were $212,000 and $165,000, respectively, and are included with other assets in the consolidated balance sheet.  In addition, for the years ended December 31, 2021 and 2020, the Corporation recognized $79,000 and $80,000, respectively, for the servicing of these loans and is recorded in other noninterest income.

Other Real Estate Acquired Through Foreclosure (OREO). Real estate properties acquired through foreclosure are initially recorded at fair value less cost to sell when acquired, thereby establishing a new cost basis for the asset. These assets are subsequently accounted for at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenue and expenses from operations of the properties, gains and losses on sales and additions to the valuation allowance are included in operating results. Real estate acquired through foreclosure is classified in prepaid expenses and other assets.  There was no real estate acquired through foreclosure at December 31, 2021, compared to $344,000 at December 31, 2020. Loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $457,000 and $1.3 million at December 31, 2021 and 2020, respectively.

Treasury Stock. Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through  December 31, 2022.  The Corporation has identified thirteen purchased participation loans totaling $47.6 million in outstanding balances, two purchased National Syndicated Credits totaling $7.5 million in outstanding balances and one tax-exempt commercial business loan with an outstanding balance of $513,000 tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

Adoption of New Accounting Policies.   In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans".  ASU 2018-14 removes disclosures pertaining to (a) the amounts of AOCI expected to be recognized as pension costs over the next fiscal year, (b) the amount and timing of plan assets expected to be returned to the employer, and (c) the effect of one-percentage-point change in the assumed health care trends on (i) service and interest costs and (ii) post-retirement health care benefit obligation.  A disclosure was added requiring an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments in this update are effective retrospectively for annual periods and interim periods within those annual periods beginning after December 15, 2020.  The adoption of this ASU did not have a material impact on the Corporation's financial statements and disclosures.

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

Equity Securities. The Corporation held equity securities with fair values of $5,000 and $15,000 as of December 31, 2021 and 2020, respectively.  Changes in the fair value of these securities are included in other income on the consolidated statements of net income.  The Corporation recognized losses of $10,000 and $4,000 on the equity securities held at December 31, 2021 and 2020, respectively.

Debt Securities - Available for Sale. The following table summarizes the Corporation’s securities as of December 31:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021:
U.S. government sponsored entities and agencies	$8,142	$52	$(35)	$8,159
U.S. agency mortgage-backed securities: residential	12,049	116	(130)	12,035
U.S. agency collateralized mortgage obligations: residential	50,202	92	(804)	49,490
State and political subdivisions	92,307	1,099	(844)	92,562
Corporate debt securities	23,705	424	(105)	24,024
Total securities available-for-sale	$186,405	$1,783	$(1,918)	$186,270

December 31, 2020:
U.S. government sponsored entities and agencies	$3,036	$11	$(40)	$3,007
U.S. agency mortgage-backed securities: residential	16,151	436	(6)	16,581
U.S. agency collateralized mortgage obligations: residential	15,658	263	(10)	15,911
State and political subdivisions	53,834	1,781	(38)	55,577
Corporate debt securities	21,553	434	(22)	21,965
Total securities available-for-sale	$110,232	$2,925	$(116)	$113,041

Securities with carrying values of $51.0 million and $36.0 million as of December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Notes to Consolidated Financial Statements

2.	Securities (continued)

Gains on sales of available for sale debt securities for the years ended December 31 were as follows:

	2021	2020
Proceeds	$9,127	$43,906
Gains	265	699
Losses	(20)	(12)
Tax provision related to gains (losses)	52	144

The following table summarizes scheduled maturities of the Corporation’s debt securities as of December 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,607	4,679
Due after five years through ten years	32,691	33,034
Due after ten years	86,856	87,032
Mortgage-backed securities: residential	12,049	12,035
Collateralized mortgage obligations: residential	50,202	49,490
Total securities available-for-sale	$186,405	$186,270

Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021:
U.S. government sponsored entities and agencies	$4,568	$(35)	$—	$—	$4,568	$(35)
U.S. agency mortgage-backed securities: residential	7,254	(130)	—	—	7,254	(130)
U.S. agency collateralized mortgage obligations: residential	39,964	(801)	1,584	(3)	41,548	(804)
State and political subdivisions	39,872	(814)	1,442	(30)	41,314	(844)
Corporate debt securities	6,104	(105)	—	—	6,104	(105)
Total	$97,762	$(1,885)	$3,026	$(33)	$100,788	$(1,918)

December 31, 2020:
U.S. government sponsored entities and agencies	$1,996	$(40)	$—	$—	$1,996	$(40)
U.S. agency mortgage-backed securities: residential	1,547	(6)	—	—	1,547	(6)
U.S. agency collateralized mortgage obligations: residential	1,515	(4)	4,845	(6)	6,360	(10)
State and political subdivisions	1,705	(11)	1,641	(27)	3,346	(38)
Corporate debt securities	2,509	(10)	988	(12)	3,497	(22)
Total	$9,272	$(71)	$7,474	$(45)	$16,746	$(116)

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

There were 126 debt securities in an unrealized loss position as of December 31, 2021, of which 4 were in an unrealized loss position for more than 12 months. Of these 126 securities, 71 were state and political subdivisions securities, 28 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 17 were corporate securities, 7 were mortgage-backed securities and 3 were U.S. government sponsored entities and agencies securities. The unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that is likely to result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis, the Corporation does not consider the debt securities with unrealized losses as of December 31, 2021 to be other-than-temporarily impaired.

3.	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the Corporation’s loans receivable as of December 31:

(Dollar amounts in thousands)	December 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential first mortgages	$273,823	$308,031
Home equity loans and lines of credit	75,810	87,088
Commercial real estate	326,341	285,625
Total real estate loans	675,974	680,744
Other loans:
Commercial business	65,877	89,139
Consumer	48,552	40,035
Total other loans	114,429	129,174
Total loans, gross	790,403	809,918
Less allowance for loan losses	10,393	9,580
Total loans, net	$780,010	$800,338

Included in total loans above are net deferred costs of $3.3 million and $2.5 million at December 31, 2021 and 2020, respectively.  In addition, included in commercial loans are $1.2 million and $30.4 million of Paycheck Protection Program (PPP) loans at December 31, 2021 and 2020, respectively, that are guaranteed by the Small Business Administration (SBA).  The Corporation received $1.6 million and $2.1 million of fees related to the origination of these loans during 2021 and 2020, respectively, of which $1.3 million was recognized in 2020, $2.4 million was recognized in 2021 and $41,000 is expected to be recognized in 2022 upon forgiveness by the SBA.

An allowance for loan losses (ALL) is maintained to absorb probable incurred losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of nonperforming loans.  While the Corporation has historically experienced strong trends in asset quality, as a result of the ongoing COVID-19 pandemic, management has recognized the need to incorporate factors into the allowance evaluation to help compensate for the effects of any credit deterioration due to current economic conditions.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Following is an analysis of the changes in the ALL for the years ended December 31:

(Dollar amounts in thousands)	2021	2020
Balance at the beginning of the year	$9,580	$6,556
Provision for loan losses	1,066	3,247
Charge-offs	(369)	(473)
Recoveries	116	250
Balance at the end of the year	$10,393	$9,580

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method at December 31, 2021 and 2020:

		Home Equity
	Residential	& Lines	Commercial	Commercial
(Dollar amounts in thousands)	Mortgages	of Credit	Real Estate	Business	Consumer	Total
At December 31, 2021:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	(41)	(150)	—	(178)	(369)
Recoveries	—	27	37	19	33	116
Provision (Credit)	(439)	(81)	1,186	208	192	1,066
Ending Balance	$2,335	$525	$6,253	$904	$376	$10,393

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$1	$—	$88	$196	$—	$285
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,334	525	6,165	708	376	10,108
Total	$2,335	$525	$6,253	$904	$376	$10,393

Total loans:
Individually evaluated for impairment	$294	$4	$1,225	$363	$—	$1,886
Acquired loans collectively evaluated for impairment	29,573	6,370	21,471	2,055	538	60,007
Originated loans collectively evaluated for impairment	243,956	69,436	303,645	63,459	48,014	728,510
Total	$273,823	$75,810	$326,341	$65,877	$48,552	$790,403

At December 31, 2020:
Beginning Balance	$2,309	$626	$2,898	$636	$87	$6,556
Charge-offs	(27)	(126)	(75)	(163)	(82)	(473)
Recoveries	6	15	107	70	52	250
Provision	486	105	2,250	134	272	3,247
Ending Balance	$2,774	$620	$5,180	$677	$329	$9,580

Ending ALL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$40	$20	$—	$60
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,774	620	5,140	657	329	9,520
Total	$2,774	$620	$5,180	$677	$329	$9,580

Total loans:
Individually evaluated for impairment	$329	$3	$1,639	$143	$—	$2,114
Acquired loans collectively evaluated for impairment	44,209	8,491	30,913	5,131	1,017	89,761
Originated loans collectively evaluated for impairment	263,493	78,594	253,073	83,865	39,018	718,043
Total	$308,031	$87,088	$285,625	$89,139	$40,035	$809,918

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

At December 31, 2021 and 2020, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2021			For the year ended December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$68	$68	$1	$28	$3	$3
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	559	559	88	387	30	30
Commercial business	250	250	196	79	8	8
Consumer	—	—	—	—	—	—
Total	$877	$877	$285	$494	$41	$41

	Impaired Loans with No Specific Allowance
	As of December 31, 2021		For the year ended December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$338	$226	$284	$3	$3
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	666	666	990	71	71
Commercial business	113	113	96	5	5
Consumer	—	—	—	—	—
Total	$1,121	$1,009	$1,374	$79	$79

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of December 31, 2020			For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$43	$—	$—
Home equity and lines of credit	—	—	—	2	—	—
Commercial real estate	380	380	40	106	17	11
Commercial business	78	78	20	53	5	4
Consumer	—	—	—	—	—	—
Total	$458	$458	$60	$204	$22	$15

	Impaired Loans with No Specific Allowance
	As of December 31, 2020		For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$440	$329	$300	$7	$7
Home equity and lines of credit	3	3	2	—	—
Commercial real estate	1,259	1,259	1,167	76	66
Commercial business	65	65	80	10	6
Consumer	—	—	—	—	—
Total	$1,767	$1,656	$1,549	$93	$79

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

At December 31, 2021 and 2020, the Corporation had $346,000 and $396,000, respectively, of loans classified as TDRs, which are included in impaired loans above. At December 31, 2021 and 2020, the Corporation had $6,000 and $6,000, respectively, of the allowance for loan losses allocated to these specific loans.

The Corporation did not have any loans modified to TDR status for the year ending December 31, 2021.  During the year ended December 31, 2020, the Corporation modified one commercial term loan with a recorded investment of $64,000.  In order to cure the delinquency on the loan, the maturity date was extended by 32 months and the loan payments were reamortized over the extended period.  At December 31, 2021 and 2020, there was $6,000 of allowance for loan losses allocated to this loan.  The modification did not have a material impact on the Corporation's income statement during the period.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the year ended December 31, 2021 and 2020, there were no loans classified as TDRs which defaulted within twelve months of their modification.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), during 2020 the Corporation had granted modifications on 410 loans with an aggregate balance of $110.4 million, representing 13.6% of gross outstanding loan balances.  Of these loans, 31 loans with an aggregate balance of $32.1 million remained on deferral at December 31, 2020.  As of December 31, 2021, one loan with a balance of $3.9 million remained on deferral.  In each respective period, the remainder of the loans which had been on deferral either resumed normal repayment or were repaid in full.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2021 and 2020:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021:
Residential first mortgages	$272,722	$—	$—	$1,101	$—	$273,823
Home equity and lines of credit	75,408	—	—	402	—	75,810
Commercial real estate	—	295,891	7,494	22,956	—	326,341
Commercial business	—	59,628	1,356	4,893	—	65,877
Consumer	48,538	—	—	14	—	48,552
Total loans	$396,668	$355,519	$8,850	$29,366	$—	$790,403

December 31, 2020:
Residential first mortgages	$306,237	$—	$—	$1,794	$—	$308,031
Home equity and lines of credit	86,867	—	—	221	—	87,088
Commercial real estate	—	249,357	19,669	16,599	—	285,625
Commercial business	—	83,059	2,054	4,026	—	89,139
Consumer	39,987	—	—	48	—	40,035
Total loans	$433,091	$332,416	$21,723	$22,688	$—	$809,918

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. As of December 31, 2020 and 2021, the Corporation had made short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for borrowers.  Under the CARES Act, borrowers that are considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  As such, the modifications made under the CARES Act are not included in the Corporation's past due or nonaccrual loans as of December 31, 2021 and 2020.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of December 31, 2021 and 2020:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
December 31, 2021:
Residential first mortgages	$270,221	$1,913	$588	$291	$810	$273,823
Home equity and lines of credit	74,853	230	325	160	242	75,810
Commercial real estate	325,018	73	—	—	1,250	326,341
Commercial business	65,305	—	—	234	338	65,877
Consumer	48,344	117	77	—	14	48,552
Total loans	$783,741	$2,333	$990	$685	$2,654	$790,403

December 31, 2020:
Residential first mortgages	$304,161	$1,836	$239	$176	$1,619	$308,031
Home equity and lines of credit	86,093	446	328	146	75	87,088
Commercial real estate	283,373	580	41	18	1,613	285,625
Commercial business	88,614	72	46	239	168	89,139
Consumer	39,917	28	42	—	48	40,035
Total loans	$802,158	$2,962	$696	$579	$3,523	$809,918

Notes to Consolidated Financial Statements

3.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents the Corporation’s nonaccrual loans by aging category as of December  31, 2021 and 2020:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
December 31, 2021:
Residential first mortgages	$196	$—	$69	$545	$810
Home equity and lines of credit	4	—	—	238	242
Commercial real estate	1,052	10	—	188	1,250
Commercial business	338	—	—	—	338
Consumer	—	—	—	14	14
Total loans	$1,590	$10	$69	$985	$2,654

December 31, 2020:
Residential first mortgages	$220	$70	$—	$1,329	$1,619
Home equity and lines of credit	4	—	—	71	75
Commercial real estate	1,016	—	24	573	1,613
Commercial business	168	—	—	—	168
Consumer	—	—	—	48	48
Total loans	$1,408	$70	$24	$2,021	$3,523

4.	Federal Bank Stocks

The Bank is a member of the FHLB and the FRB. As a member of these federal banking systems, the Bank maintains an investment in the capital stock of the respective regional banks, which are carried at cost. These stocks are purchased and redeemed at par as directed by the federal banks and levels maintained are based primarily on borrowing and other correspondent relationships. The Bank’s investment in FHLB and FRB stocks was $3.9 million and $1.8 million, respectively, at December 31, 2021, and $3.8 million and $1.8 million, respectively, at December 31, 2020.

5.	Premises, Equipment and Leases

Premises and Equipment

Premises and equipment at December 31 are summarized by major classification as follows:

(Dollar amounts in thousands)	2021	2020
Land	$4,893	$5,290
Buildings and improvements	14,361	15,228
Leasehold improvements	1,692	1,541
Furniture, fixtures and equipment	11,196	10,749
Software	3,474	3,440
Construction in progress	61	2
Total	35,677	36,250
Less: accumulated depreciation and amortization	19,233	18,048
Net premises and equipment	$16,444	$18,202

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 were $1.4 million and $1.4 million, respectively.

Notes to Consolidated Financial Statements

5.	Premises, Equipment and Leases (continued)

Leases

As of December 31, 2021, the Corporation leases real estate for seven offices under various operating lease agreements.  The lease agreements have maturity dates ranging from June 2024 to December 2056, including all extension periods.  There are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 10.99 years as of December 31, 2021 compared to 12.45 years as of December 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease terms as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was was 3.21% as of December 31, 2021 compared to 3.51% as of December 31, 2020.

The total operating lease costs were $231,000 and $192,000, respectively, for the years ended December 31, 2021 and 2020.  The right-of-use asset, included in other assets, and lease liability, included in other liabilities, were $1.5 million and $1.7 million, respectively, as of December 31, 2021, and $1.4 million and $1.6 million, respectively, as of December 31, 2020.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2021:

(Dollar amounts in thousands)
Year ending December 31:
2022	$296
2023	296
2024	271
2025	227
2026	144
Thereafter	792
Total minimum lease payments	2,026
Discount effect of cash flows	(363)
Present value of lease liabilities	$1,663

6.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of December 31:

(Dollar amounts in thousands)	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,735	5,634	4,551
Total	$25,094	$4,735	$25,094	$4,551

The goodwill on the Corporation's financial statements resulted from five prior acquisitions.  Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed.  Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As part of the Corporation's qualitative assessment of goodwill impairment, management has continued the periodic monitoring of goodwill for possible impairment which began with the onset of the COVID-19 pandemic, concluding no impairment.  Because of the continued economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the annual, November 30, impairment testing, including the Step 0 and Step 1, qualitative and quantitative analyses to determine the fair value of the Corporation.  Based on the analysis performed, the fair value of the Corporation's equity was $111.0 million, which exceeded the recorded book value of $92.3 million as of November 30, 2021. Management concluded that the Corporation's goodwill was not impaired as of November 30, 2021.  Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur.  No goodwill impairment charges were recorded in 2021 or 2020.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Corporation recorded intangible amortization expense totaling $185,000 and $164,000 in 2021 and 2020, respectively.

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets (continued)

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows:

(Dollar amounts in thousands)	Amortization
Expense
2022	$152
2023	136
2024	136
2025	136
2026	127
Thereafter	212
Total	$899

7.	Related Party Balances and Transactions

In the ordinary course of business, the Bank maintains loan and deposit relationships with employees, principal officers and directors and their affiliates. The Bank has granted loans to principal officers and directors and their affiliates amounting to $4.8 million and $5.5 million at December 31, 2021 and 2020, respectively. During 2021, there were $187,000 of principal additions while total principal reductions associated with these loans were $902,000. Deposits from principal officers and directors and their affiliates held by the Bank at December 31, 2021 and 2020 totaled $3.0 million and $3.1 million, respectively.

8.	Deposits

The following table summarizes the Corporation’s deposits as of December 31:

(Dollar amounts in thousands)	2021			2020
	Weighted			Weighted
Type of accounts	average rate	Amount	Percent	average rate	Amount	Percent
Non-interest bearing deposits	—	$221,993	24.2%	—	$193,752	21.7%
Interest bearing demand deposits	0.13%	545,846	59.4%	0.42%	511,928	57.3%
Time deposits	1.78%	150,657	16.4%	2.03%	187,947	21.0%
Total	0.37%	$918,496	100.0%	0.67%	$893,627	100.0%

Scheduled maturities of time deposits for the next five years and thereafter are as follows:

(Dollar amounts in thousands)	Amount	Percent
2022	$48,038	31.9%
2023	49,739	33.0%
2024	36,735	24.4%
2025	6,629	4.4%
2026	6,029	4.0%
Thereafter	3,487	2.3%
Total	$150,657	100.0%

Notes to Consolidated Financial Statements

8.	Deposits (continued)

The Corporation had a total of $42.2 million and $58.7 million in time deposits of $250,000 or more at December 31, 2021 and 2020, respectively. Scheduled maturities of time deposits of $250,000 or more at December 31, 2021 are as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$6,468
Over three months to six months	1,182
Over six months to twelve months	7,029
Over twelve months	27,527
Total	$42,206

9.	Borrowed Funds

The following table summarizes the Corporation’s borrowed funds as of and for the year ended December 31:

(Dollar amounts in thousands)	2021			2020
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
Short-term borrowed funds	$7,050	$2,143	4.13%	$2,050	$4,366	3.00%
Long-term borrowed funds	15,000	27,658	2.12%	30,000	35,530	2.16%
Total	$22,050	$29,801		$32,050	$39,896

Short-term borrowed funds at December 31, 2021 consisted of $5.0 million in overnight advances with a rate of 0.28% and $2.1 million outstanding on a $4.5 million unsecured line of credit with a correspondent bank with a rate of 4.25%, compared to $2.1 million outstanding on a $4.5 million unsecured line of credit with a correspondent bank with a rate of 4.25% at December 31, 2020.

Long-term borrowed funds at December 31, 2021 consisted of three $5.0 million FHLB term advances totaling $15.0 million, maturing between 2023 and 2025 and having fixed interest rates between 1.65% and 2.79%. This compares to six $5.0 million FHLB advances totaling $30.0 million at December 31, 2020. All borrowings from the FHLB are secured by a blanket lien of qualified collateral. Qualified collateral at December 31, 2021 totaled $407.8 million.

Scheduled maturities of borrowed funds for the next five years are as follows:

(Dollar amounts in thousands)	Amount
2022	$7,050
2023	5,000
2024	—
2025	10,000
2026	—
Thereafter	—
Total	$22,050

The Bank maintains a credit arrangement with the FHLB as a source of additional liquidity. The total maximum borrowing capacity with the FHLB, excluding loans outstanding of $20.0 million and irrevocable standby letters of credit issued to secure certain deposit accounts of $138.5 million at December 31, 2021 was $249.3 million. In addition, the Corporation has $2.4 million of funds available on a line of credit through a correspondent bank.

Notes to Consolidated Financial Statements

10.	Regulatory Matters

Restrictions on Dividends, Loans and Advances

The Bank is subject to a regulatory dividend restriction that generally limits the amount of dividends that can be paid by the Bank to the Corporation. Prior regulatory approval is required if the total of all dividends declared in any calendar year exceeds net profits (as defined in the regulations) for the year combined with net retained earnings (as defined) for the two preceding calendar years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2021, $13.5 million of undistributed earnings of the Bank was available for distribution of dividends without prior regulatory approval.

Loans or advances from the Bank to the Corporation are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Corporation amounted to approximately $6.0 million. As of December 31, 2021 and 2020, the Corporation had no outstanding loans or advances from the Bank.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on  January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019 and subsequent periods.  Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

10.	Regulatory Matters (continued)

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	December 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$92,495	13.11%	$84,583	12.71%
For capital adequacy purposes	56,448	8.00%	53,255	8.00%
To be well capitalized	70,559	10.00%	66,569	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$83,656	11.86%	$76,246	11.45%
For capital adequacy purposes	42,336	6.00%	39,941	6.00%
To be well capitalized	56,448	8.00%	53,255	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$83,656	11.86%	$76,246	11.45%
For capital adequacy purposes	31,752	4.50%	29,956	4.50%
To be well capitalized	45,864	6.50%	43,270	6.50%
Tier 1 capital to average assets:
Actual	$83,656	7.98%	$76,246	7.58%
For capital adequacy purposes	41,926	4.00%	40,213	4.00%
To be well capitalized	52,407	5.00%	50,267	5.00%

11.	Commitments and Legal Contingencies

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

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes for the years ended December 31 is comprised of the following:

(Dollar amounts in thousands)	2021	2020
Current	$2,439	$1,916
Deferred	(225)	(481)
Total	$2,214	$1,435

A reconciliation between the provision for income taxes and the amount computed by multiplying operating results before income taxes by the statutory federal income tax rate of 21% for the years ended December 31, 2021 and 2020 is as follows:

(Dollar amounts in thousands)	2021		2020
		% Pre-tax		% Pre-tax
	Amount	Income	Amount	Income
Provision at statutory tax rate	$2,601	21.0%	$1,718	21.0%
Increase (decrease) resulting from:
Tax free interest, net of disallowance	(304)	(2.5%)	(219)	(2.7%)
Earnings on bank-owned life insurance	(91)	(0.7%)	(84)	(1.0%)
Other, net	8	0.1%	20	0.2%
Provision	$2,214	17.9%	$1,435	17.5%

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset as of December 31 relate to the following:

(Dollar amounts in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,182	$2,005
Funded status of pension plan	1,348	1,516
Deferred compensation	476	444
Lease liability	349	326
Accrued incentive compensation	146	60
Stock compensation	111	105
Securities impairment	70	70
Nonaccrual loan interest income	36	48
Net unrealized loss on securities	28	—
Other	6	15
Gross deferred tax assets	4,752	4,589
Deferred tax liabilities:
Accrued pension liability	1,055	1,036
Deferred loan fees and costs	684	519
Depreciation	571	772
Intangible assets	350	305
Lease right-of-use asset	319	289
Business combination adjustments	159	188
Net unrealized gains on securities	—	593
Other	96	47
Gross deferred tax liabilities	3,234	3,749
Net deferred tax asset	$1,518	$840

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

At December 31, 2021 and December 31, 2020, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Corporation recognizes interest and penalties on unrecognized tax benefits in income taxes expense in its Consolidated Statements of Income.

The Corporation and the Bank are subject to U.S. federal income tax, a capital-based franchise tax in the Commonwealth of Pennsylvania as well as a corporate income tax in West Virginia based on earnings derived from business activity in the state. The Corporation and the Bank are no longer subject to examination by taxing authorities for years before 2018.

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

Information pertaining to changes in obligations and funded status of the defined benefit pension plan for the years ended December 31 is as follows:

(Dollar amounts in thousands)	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$11,316	$10,599
Actual return on plan assets	913	1,156
Employer contribution	—	—
Benefits paid	(441)	(439)
Fair value of plan assets at end of year	11,788	11,316
Change in benefit obligation:
Benefit obligation at beginning of year	13,588	12,304
Interest cost	338	395
Actuarial loss	(22)	(29)
Effect of change in assumptions	(294)	1,357
Benefits paid	(441)	(439)
Benefit obligation at end of year	13,169	13,588
Funded status (plan assets less benefit obligation)	$(1,381)	$(2,272)
Amounts recognized in accumulated other comprehensive loss consists of:
Accumulated net actuarial loss	$6,418	$7,220
Accumulated prior service benefit	—	—
Amount recognized, end of year	$6,418	$7,220

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The following table presents the Corporation’s pension plan assets measured and recorded at estimated fair value on a recurring basis and their level within the estimated fair value hierarchy as described in Note 15:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable	Inputs
Description	Total	Assets	Inputs
December 31, 2021:
Money markets	$148	$148	$—	$—
Mutual funds - debt	4,133	4,133	—	—
Mutual funds - equity	6,698	6,698	—	—
Emclaire stock	809	809	—	—
	$11,788	$11,788	$—	$—
December 31, 2020:
Money markets	$143	$143	$—	$—
Mutual funds - debt	4,518	4,518	—	—
Mutual funds - equity	5,798	5,798	—	—
Emclaire stock	857	857	—	—
	$11,316	$11,316	$—	$—

There were no transfers between Level 1 and Level 2 during 2021.

The accumulated benefit obligation for the defined benefit pension plan was $13.2 million and $13.6 million at December 31, 2021 and 2020, respectively.

The components of the periodic pension costs and other amounts recognized in other comprehensive income for the years ended December 31 are as follows:

(Dollar amounts in thousands)	2021	2020
Interest cost	$338	$395
Expected return on plan assets	(720)	(699)
Amortization of prior service beneft and net loss	292	268
Net periodic pension cost	(90)	(36)
Amortization of prior service benefit and net loss	(292)	(268)
Net (gain) loss	(509)	871
Total recognized in other comprehensive (income) loss	(801)	603
Total recognized in net periodic benefit and other comprehensive (income) loss	$(891)	$567

The estimated net loss and prior service benefit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $255,000 as of December 31, 2021.

Weighted-average actuarial assumptions for the years ended December 31 include the following:

	2021	2020
Discount rate for net periodic benefit cost	2.54%	3.28%
Discount rate for benefit obligations	2.85%	2.54%
Expected rate of return on plan assets	6.50%	6.75%

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans (continued)

The Corporation’s pension plan asset allocation at December 31, 2021 and 2020, target allocation for 2022, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets at Year End		Weighted-Average Expected Long-Term Rate of Return
	2022	2021	2020	2021
Equity securities	55%	64%	59%	5.02%
Debt securities	41%	35%	40%	1.48%
Money markets	4%	1%	1%	0.01%
	100%	100%	100%	6.50%

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

The Corporation currently does not expect to make a contribution to its pension plan in 2022.

Estimated future benefit payments are as follows:

(Dollar amounts in thousands)	Pension
For year ended December 31,	Benefits
2022	$499
2023	508
2024	519
2025	570
2026	560
2027-2031	2,887

Defined Contribution Plan

The Corporation maintains a defined contribution 401(k) Plan. Employees are eligible to participate by providing tax-deferred contributions up to 20% of qualified compensation. Employee contributions are vested at all times. The Corporation provides a matching contribution of up to 4% of the participant’s salary. For the years ended 2021 and 2020, matching contributions were $259,000 and $260,000, respectively. The Corporation may also make, at the sole discretion of its Board of Directors, a profit sharing contribution. For the years ended 2021 and 2020, the Corporation made profit sharing contributions of $204,000 and $143,000, respectively.

Supplemental Executive Retirement Plan

The Corporation maintains a Supplemental Executive Retirement Plan (SERP) to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. As of December 31, 2021 and 2020, the Corporation’s SERP liability was $2.1 million and $2.0 million, respectively. For the years ended December 31, 2021 and 2020, the Corporation recognized expense of $256,000 and $205,000, respectively, related to the SERP.

Notes to Consolidated Financial Statements

14.	Stock Compensation Plans

In February 2021, the Corporation adoped the 2021 Stock Incentive Plan (the 2021 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock.  As of December 31, 2021, 192,591 shares remain available for issuance under the 2021 Plan.

In addition, in February 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock, of which 33 shares of restricted stock and 88,433 stock options remain available for issuance under the plan.

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

During 2021 and 2020, the Corporation granted restricted stock awards of 18,250 and 16,000 shares, respectively, with a face value of $529,000 and $392,000, respectively, based on the weighted-average grant date stock prices of $28.96 and $24.48, respectively. These restricted stock awards are 100% vested on the third anniversary of the date of grant, except in the event of death, disability or retirement. Nonvested restricted stock is not included in common shares outstanding on the consolidated balance sheets. It is the Corporation's policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation. There were no stock options granted during 2021 or 2020. For the year ended December 31, 2021 and 2020 the Corporation recognized $463,000 and $459,000, respectively, in stock compensation expense.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2021	47,950	$28.83
Granted	18,250	28.96
Vested	(14,000)	30.90
Forfeited	—	—
Nonvested as of December 31, 2021	52,200	$28.32

As of December 31, 2021, there was $950,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. That expense is expected to be recognized over the next three years.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$8,159	$—	$8,159	$—
U.S. agency mortgage-backed securities: residential	12,035	—	12,035	—
U.S. agency collateralized mortgage obligations: residential	49,490	—	49,490	—
State and political subdivision	92,562	—	92,562	—
Corporate debt securities	24,024	—	20,439	3,585
Total available-for-sale securities	$186,270	$—	$182,685	$3,585

Equity securities	$5	$5	$—	$—

December 31, 2020:
Securities available-for-sale
U.S. government sponsored entities and agencies	$3,007	$—	$3,007	$—
U.S. agency mortgage-backed securities: residential	16,581	—	16,581	—
U.S. agency collateralized mortgage obligations: residential	15,911	—	15,911	—
State and political subdivisions	55,577	—	55,577	—
Corporate debt securities	21,965	—	19,959	2,006
Total available-for-sale securities	$113,041	$—	$111,035	$2,006

Equity securities	$15	$15	$—	$—

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.  During 2021, certain corporate debt securities were purchased and later transferred into Level 3 because of a lack of observable market data.  During 2020, certain corporate debt securities were tranferred out of Level 3 because of the availability of market pricing.  The following table presents changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2021 and 2020:

(Dollar amounts in thousands)	2021	2020
Balance at the beginning of the period	$2,006	$4,022
Total gains or losses (realized/unrealized):
Included in other comprehensive income	21	234
Transfers in and/or out of Level 3	1,558	(2,250)
Balance at the end of the period	$3,585	$2,006

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of December 31, 2021, the Corporation had five impaired commercial real estate loans carried at a fair value of $470,000, which consisted of the outstanding balance of the outstanding balance of $558,000 less a specific reserve of $88,000.  In addition, the Corporation had one commercial business loan carried at a fair value of $54,000, which consisted of the outstanding balance of $247,000 less a specific reserve of $193,000. As of December 31, 2020, the Corporation had two impaired commercial real estate loans carried at a fair value of $340,000, which consisted of the outstanding balance of the outstanding balance of $380,000 less a specific reserve of $40,000.  In addition, the Corporation had three commercial business loans carried at a fair value of $58,000, which consisted of the outstanding balance of the outstanding balance of $78,000 less a specific reserve of $20,000.  During the years ended December 31, 2021 and 2020, there was additional provision for loan losses of $267,000 and $81,000, respectively, recorded for impaired loans.

Other real estate owned(OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of December 31, 2021, the Corporation did not hold any OREO properties.  As of December 31, 2020, OREO measured at fair value less costs to sell had a net carrying amount of $9,000, which consisted of the outstanding balance of $18,000 less write-downs of $9,000.

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

For assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021:
Impaired commercial business loan	$54	$—	$—	$54
Impaired commercial real estate loans	470	—	—	470
Total	$524	$—	$—	$524

December 31, 2020:
Impaired commercial business loans	$58	$—	$—	$58
Impaired commercial real estate loans	340	—	—	340
Other real estate owned	9	—	—	9
Total	$407	$—	$—	$407

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
December 31, 2021:
Impaired commercial business loan	$54	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	470	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2020:
Impaired commercial business loans	$58	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	340	Sales comparison approach	Adjustment for differences between comparable sales	10%
Other real estate owned	9	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at December 31, 2021 was one unsecured commercial business loan totaling $3,000 and one impaired residential mortgage loan totaling $69,000 which was classified as a TDR and measured using a discounted cash flow methodology.  As of December 31, 2020 there were two unsecured commercial business loans totaling $14,000 excluded from the tables.

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

During the first quarter of 2018, the Corporation adopted ASU 2016-01 that requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet as of December 31:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
December 31, 2021:
Financial Assets:
Cash and cash equivalents	$9,080	$9,080	$9,080	$—	$—
Interest earning time deposits	2,484	2,484	—	2,484	—
Securities - available-for-sale	186,270	186,270	—	182,685	3,585
Securities - equities	5	5	5	—	—
Loans held for sale	469	469	—	469	—
Loans, net	780,010	780,086	—	—	780,086
Federal bank stock	5,715	N/A	N/A	N/A	N/A
Accrued interest receivable	3,731	3,731	35	817	2,879
Financial Liabilities:
Deposits	918,496	921,811	767,840	153,971	—
Borrowed funds	22,050	22,121	—	22,121	—
Accrued interest payable	338	338	5	333	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$37,439	$37,439	$37,439	$—	$—
Interest earning time deposits	5,718	5,718	—	5,718	—
Securities - available-for-sale	113,041	113,041	—	111,035	2,006
Securities - equities	15	15	15	—	—
Loans held for sale	75	75	—	75	—
Loans, net	800,338	807,170	—	—	807,170
Federal bank stock	5,635	N/A	N/A	N/A	N/A
Accrued interest receivable	3,786	3,786	52	513	3,221
Financial Liabilities:
Deposits	893,627	899,446	705,680	193,766	—
Borrowed funds	32,050	33,256	—	33,256	—
Accrued interest payable	474	474	19	455	—

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

Notes to Consolidated Financial Statements

15.	Fair Values of Financial Instruments (continued)

The following table presents the notional amount of the Corporation’s off-balance sheet commitment financial instruments as of December 31:

(Dollar amounts in thousands)	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,370	$18,914	$3,749	$3,737
Unused lines of credit	21,072	77,261	20,229	87,478
Total	$28,442	$96,175	$23,978	$91,215

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

Standby letters of credit are conditional commitments issued by the Corporation usually for commercial customers to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. Standby letters of credit, net of collateral maintained by the Bank, were $444,000 and $493,000 at December 31, 2021 and 2020, respectively. The current amount of the liability as of December 31, 2021 and 2020 for guarantees under standby letters of credit issued is not material.

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only

Following are condensed financial statements for the parent company as of and for the years ended December 31:

Condensed Balance Sheets
(Dollar amounts in thousands)	2021	2020
Assets:
Cash and cash equivalents	$72	$114
Equity in net assets of subsidiaries	93,649	88,132
Goodwill	5,190	5,190
Other assets	141	134
Total Assets	$99,052	$93,570
Liabilities and Stockholders' Equity:
Other Short-term borrowed funds	$2,050	$2,050
Accrued expenses and other liabilities	43	40
Stockholders' equity	96,959	91,480
Total Liabilities and Stockholders' Equity	$99,052	$93,570

Consolidated Financial Statements

16.	Emclaire Financial Corp – Condensed Financial Statements, Parent Corporation Only (continued)

Condensed Statements of Income
(Dollar amounts in thousands)	2021	2020
Income:
Dividends from subsidiaries	$3,612	$5,186
Expense:
Interest expense	88	118
Noninterest expense	736	710
Total expense	824	828
Income before income taxes and undistributed subsidiary income	2,788	4,358
Undistributed equity in net income of subsidiary	7,210	2,216
Net income before income taxes	9,998	6,574
Income tax benefit	173	174
Net income	$10,171	$6,748
Comprehensive income	$8,478	$8,599

Condensed Statements of Cash Flows
(Dollar amounts in thousands)	2021	2020
Operating activities:
Net income	$10,171	$6,748
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in net income of subsidiary	(7,210)	(2,216)
Other, net	459	478
Net cash provided by operating activities	3,420	5,010

Financing activities:
Net change in borrowings	—	(1,500)
Dividends paid	(3,462)	(3,436)
Net cash used in financing activities	(3,462)	(4,936)
Increase (decrease) in cash and cash equivalents	(42)	74
Cash and cash equivalents at beginning of period	114	40
Cash and cash equivalents at end of period	$72	$114

Notes to Consolidated Financial Statements

17.	Other Noninterest Income and Expense

Other noninterest income includes electronic banking fees of $1.7 million and $1.5 million for 2021 and 2020, respectively.

The following summarizes the Corporation’s other noninterest expenses for the years ended December 31:

(Dollar amounts in thousands)	2021	2020
Subscriptions	$841	$752
Customer bank card processing	751	700
Item processing	665	669
Telephone and data communications	586	572
Pennsylvania shares and use taxes	489	474
Correspondent bank and courier fees	414	402
Internet banking and bill pay	388	357
Charitable contributions	290	185
Credit bureau and other loan expense	246	246
Marketing and advertising	234	240
FHLB prepayment penalties	210	238
Regulatory examinations	204	186
Printing and supplies	201	219
Travel, entertainment and conferences	177	167
Postage and freight	143	148
Memberships and dues	111	99
Bad checks and other losses	27	193
Other	238	180
Total other noninterest expenses	$6,215	$6,027

18.	Earnings Per Share

The factors used in the Corporation’s earnings per share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the year ended December 31,
	2021	2020
Net income	$10,171	$6,748
Less: Preferred stock dividends	196	186
Net income available to common stockholders	$9,975	$6,562
Average common shares outstanding	2,722,133	2,709,532
Add: Dilutive effects of restricted stock awards	26,420	17,815
Average shares and dilutive potential common shares	2,748,553	2,727,347
Basic earnings per common share	$3.66	$2.42
Diluted earnings per common share	$3.63	$2.41

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss)

The following are changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2021:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income (loss) before reclassification	(2,132)	402	(1,730)
Amounts reclassified from accumulated other comprehensive income (loss)	(194)	231	37
Net current period other comprehensive income (loss)	(2,326)	633	(1,693)
Accumulated Other Comprehensive Income (Loss) at December 31, 2021	$(106)	$(5,071)	$(5,177)

The following are significant amounts reclassified out of each component of Accumulated Other Comprehensive Income (Loss) for the year ending December 31, 2021:

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the year ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	December 31, 2021	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(245)	Net gain on sale of available-for-sale securities
Tax effect	52	Provision for income taxes
Total security reclassifications for the period	(194)

Amortization of defined benefit pension items
Prior service costs	—	Other noninterest income
Actuarial losses	292	Compensation and employee benefits
Total before tax	292
Tax effect	(61)	Provision for income taxes
Total defined benefit pension reclassifications for the period	231
Total reclassifications for the period	$37	Net of tax

The following are changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ending December 31, 2020:

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2020	$(108)	$(5,227)	$(5,335)
Other comprehensive income (loss) before reclassification	2,871	(689)	2,182
Amounts reclassified from accumulated other comprehensive income (loss)	(543)	212	(331)
Net current period other comprehensive income (loss)	2,328	(477)	1,851
Accumulated Other Comprehensive Income (Loss) at December 31, 2020	$2,220	$(5,704)	$(3,484)

Notes to Consolidated Financial Statements

19.	Accumulated Other Comprehensive Income (Loss) (continued)

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

The following table presents the Corporation's sources of noninterest income for the year ended December 31:

(Dollar amounts in thousands)	2021	2020
Noninterest income
In-scope of Topic 606:
Service charges on deposits
Maintenance fees	$180	$203
Overdraft fees	998	1,044
Other fees	257	251
Electronic banking fees (1)	1,689	1,497
Noninterest income (in-scope of Topic 606)	3,124	2,995
Noninterest income (out-of-scope of Topic 606)	1,466	1,368
Total noninterest income	$4,590	$4,363

(1) included in other noninterest income on the Consolidated Statements of Net Income