Form 10-Q
period 2022-03-31
EMCLAIRE FINANCIAL CORP
filed 2022-05-06
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the Registrant’s common stock was 2,735,212 at May 6, 2022.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of March 31, 2022 and December 31, 2021
(Dollar amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$3,765	$3,505
Interest earning deposits with banks	5,784	5,575
Total cash and cash equivalents	9,549	9,080
Interest earning time deposits	2,484	2,484
Securities - available-for-sale	166,155	186,270
Securities - equity investments	5	5
Loans held for sale	120	469
Loans receivable, net of allowance for loan losses of $10,268 and $10,393	794,932	780,010
Federal bank stocks, at cost	5,547	5,715
Bank-owned life insurance	22,041	21,902
Accrued interest receivable	3,970	3,731
Premises and equipment, net	16,292	16,444
Goodwill	19,460	19,460
Core deposit intangible, net	861	899
Prepaid expenses and other assets	16,156	13,039
Total Assets	$1,057,572	$1,059,508
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$232,162	$221,993
Interest bearing	703,794	696,503
Total deposits	935,956	918,496
Short-term borrowed funds	3,050	7,050
Long-term borrowed funds	15,000	15,000
Accrued interest payable	333	338
Accrued expenses and other liabilities	16,571	21,665
Total Liabilities	970,910	962,549
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,837,229 shares issued; 2,735,212 shares outstanding	3,547	3,547
Additional paid-in capital	47,765	47,645
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	50,440	48,852
Accumulated other comprehensive loss	(17,182)	(5,177)
Total Stockholders' Equity	86,662	96,959
Total Liabilities and Stockholders' Equity	$1,057,572	$1,059,508

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three months ended March 31, 2022 and 2021
(Dollar amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2022	2021
Interest and dividend income:
Loans receivable, including fees	$7,612	$8,295
Securities:
Taxable	695	501
Exempt from federal income tax	285	202
Federal bank stocks	71	69
Interest earning deposits with banks	4	31
Total interest and dividend income	8,667	9,098
Interest expense:
Deposits	822	1,267
Borrowed funds	105	179
Total interest expense	927	1,446
Net interest income	7,740	7,652
Provision for (recovery of) loan losses	(80)	275
Net interest income after provision for loan losses	7,820	7,377
Noninterest income:
Fees and service charges	401	326
Net realized gain on sales of securities	9	26
Net gain (loss) on sales of loans	(3)	102
Earnings on bank-owned life insurance	139	95
Other	461	503
Total noninterest income	1,007	1,052
Noninterest expense:
Compensation and employee benefits	2,893	3,023
Premises and equipment	848	862
Intangible asset amortization	38	39
Professional fees	482	270
Federal deposit insurance	149	157
Other	1,463	1,463
Total noninterest expense	5,873	5,814
Income before provision for income taxes	2,954	2,615
Provision for income taxes	518	441
Net income	$2,436	$2,174
Basic earnings per common share	$0.89	$0.80
Diluted earnings per common share	0.88	0.79
Average common shares outstanding - basic	2,735,212	2,721,212
Average common shares outstanding - diluted	2,757,354	2,740,189

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the three months ended March 31, 2022 and 2021
(Dollar amounts in thousands)

	For the three months ended March 31,
	2022	2021
Net income	$2,436	$2,174
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(15,187)	(2,607)
Reclassification adjustment for gains included in net income	(9)	(26)
Net period change	(15,196)	(2,633)
Tax effect	3,191	553
Net of tax	(12,005)	(2,080)
Comprehensive income (loss)	$(9,569)	$94

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2022 and 2021
(Dollar amounts in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$2,436	$2,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	328	348
Provision for (recovery of) loan losses	(80)	275
Amortization/accretion of premiums, discounts and deferred costs and fees, net	377	(214)
Amortization of operating lease right-of-use assets	54	35
Amortization of intangible assets and mortgage servicing rights	60	65
Realized gain on sales of debt securities, net	(9)	(26)
Change in fair value of equity securities	—	2
Net (gain) loss on sales of loans	3	(102)
Net gain on foreclosed real estate	—	(17)
Loans originated for sale	(1,234)	(3,068)
Proceeds from the sale of loans originated for sale	1,579	3,198
Stock compensation expense	120	112
Increase in bank-owned life insurance	(139)	(95)
Increase in accrued interest receivable	(239)	(431)
(Increase) decrease in prepaid expenses and other assets	26	(320)
Decrease in accrued interest payable	(5)	(6)
Increase (decrease) in accrued expenses and other liabilities	(5,094)	3,404
Net cash provided by (used in) operating activities	(1,817)	5,334
Cash flows from investing activities
Loan originations and principal collections, net	(15,155)	14,159
Proceeds from sales of loans held for sale previously classified as portfolio loans	—	700
Available-for-sale securities:
Sales	4,939	—
Maturities, repayments and calls	3,543	4,202
Purchases	(3,645)	(35,723)
Purchase of federal bank stocks	(1,727)	(404)
Redemption of federal bank stocks	1,895	328
Purchases of premises and equipment	(176)	(241)
Proceeds from the sale of foreclosed real estate	—	338
Net cash used in investing activities	(10,326)	(16,641)
Cash flows from financing activities
Net increase in deposits	17,460	32,600
Net change in short-term borrowings	(4,000)	—
Dividends paid	(848)	(816)
Net cash provided by financing activities	12,612	31,784
Net increase in cash and cash equivalents	469	20,477
Cash and cash equivalents at beginning of period	9,080	37,439
Cash and cash equivalents at end of period	$9,549	$57,916
Supplemental information:
Interest paid	$932	$1,452
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	26	—
Transfers from portfolio loans to loans held for sale	—	700
Bonds purchased, not yet settled	—	3,544

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three months ended March 31, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	2,174	—	2,174
Other comprehensive loss	—	—	—	—	—	—	(2,080)	(2,080)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at March 31, 2021	$421	$3,785	$3,529	$47,312	$(2,114)	$43,501	$(5,564)	$90,870

Balance at January 1, 2022	$421	$3,785	$3,547	$47,645	$(2,114)	$48,852	$(5,177)	$96,959
Net income	—	—	—	—	—	2,436	—	2,436
Other comprehensive loss	—	—	—	—	—	—	(12,005)	(12,005)
Stock compensation expense	—	—	—	120	—	—	—	120
Cash dividends declared on common stock ($0.31 per share)	—	—	—	—	—	(848)	—	(848)
Balance at March 31, 2022	$421	$3,785	$3,547	$47,765	$(2,114)	$50,440	$(17,182)	$86,662

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

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s (SEC’s) Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2021, as contained in the Corporation’s Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC.

The balance sheet at  December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, the Board of Governors of the Federal Reserve System lowered the federal funds target rate to a range of between zero and 0.25% during the first quarter of 2020.  Throughout 2021, the Federal Reserve continued to maintain the targeted federal funds rate at these levels because of the pandemic-related risks to the economy.  The Corporation's earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earning assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds.  As a result of the significant decline in interest rates and prepayments on higher yielding existing loans, the yield on the total loan portfolio has decreased.  Additionally, with significant cash inflows realized from a growth in deposits and the forgiveness of Paycheck Protection Program (PPP) loans, the current yields on funds reinvested into the purchase of securities are lower than existing portfolio yields.  However, the fees arising from the PPP loan program have mitigated some of this decline during 2020 and 2021.  As economic conditions have started to improve, the Federal Reserve has begun to shift its focus to limiting the inflationary and other potentially adverse effects of the expiration of government aid programs and stimulus packages.  Since the Corporation's balance sheet is asset sensitive and rate sensitive assets reprice more quickly than rate sensitive liabilities, margin compression may be somewhat mitigated during 2022 as the Federal Reserve begins to raise rates.

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

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic.  Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020.  This provision was extended, and expired on January 1, 2022 under the Consolidated Appropriations Act. The banking regulators issued similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term.  The Corporation implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions.  Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans.  Specific detail describing these modifications made in relation to the CARES Act can be found in the TDR discussion in "Note 4 - Loans Receivable and Related Allowance for Loan Losses" to the Consolidated Financial Statements.

The Corporation responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by holding meetings virtually, restricting travel and attendance at external gatherings, expending remote-access availability and limiting banking office lobby hours.  Remote-access employees have since transitioned back to the office and banking offices resumed normal business hours.  The Corporation continues to monitor events related to the pandemic and will take necessary precautions to ensure the safety of its customers and employees.

2.	Earnings per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of additional potential common shares for assumed issuance of restricted stock.

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended March 31,
	2022	2021
Net income	$2,436	$2,174
Less: Preferred stock dividends	—	—
Net income available to common stockholders	$2,436	$2,174
Average common shares outstanding	2,735,212	2,721,212
Add: Dilutive effects of restricted stock awards	22,142	18,977
Average shares and dilutive potential common shares	2,757,354	2,740,189
Basic earnings per common share	$0.89	$0.80
Diluted earnings per common share	$0.88	$0.79

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $5,000 and $5,000 at March 31, 2022 and  December 31, 2021, respectively. Changes in the fair value of these securities are included in other income on the consolidated statements of net income. During the three months ended March 31, 2022 and 2021, the Corporation recognized losses of $0 and $2,000, respectively, on equity securities held at March 31. During the three months ended March 31, 2022 and 2021, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of March 31, 2022 and  December 31, 2021:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
U.S. government sponsored entities and agencies	$6,107	$—	$(560)	$5,547
U.S. agency mortgage-backed securities: residential	11,308	19	(511)	10,816
U.S. agency collateralized mortgage obligations: residential	49,276	4	(3,255)	46,025
State and political subdivisions	89,353	35	(10,630)	78,758
Corporate debt securities	25,443	95	(529)	25,009
Total securities available-for-sale	$181,487	$153	$(15,485)	$166,155

December 31, 2021:
U.S. government sponsored entities and agencies	$8,142	$52	$(35)	$8,159
U.S. agency mortgage-backed securities: residential	12,049	116	(130)	12,035
U.S. agency collateralized mortgage obligations: residential	50,202	92	(804)	49,490
State and political subdivisions	92,307	1,099	(844)	92,562
Corporate debt securities	23,705	424	(105)	24,024
Total securities available-for-sale	$186,405	$1,783	$(1,918)	$186,270

3.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of March 31, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,607	4,622
Due after five years through ten years	33,443	32,311
Due after ten years	82,853	72,381
Mortgage-backed securities: residential	11,308	10,816
Collateralized mortgage obligations: residential	49,276	46,025
Total securities available-for-sale	$181,487	$166,155

Information pertaining to debt securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022:
U.S. government sponsored entities and agencies	$5,547	$(560)	$—	$—	$5,547	$(560)
U.S. agency mortgage-backed securities: residential	5,365	(165)	4,460	(346)	9,825	(511)
U.S. agency collateralized mortgage obligations: residential	40,792	(2,929)	4,502	(326)	45,294	(3,255)
State and political subdivisions	59,987	(8,209)	11,538	(2,421)	71,525	(10,630)
Corporate debt securities	12,698	(437)	1,658	(92)	14,356	(529)
Total	$124,389	$(12,300)	$22,158	$(3,185)	$146,547	$(15,485)

December 31, 2021:
U.S. government sponsored entities and agencies	$4,568	$(35)	$—	$—	$4,568	$(35)
U.S. agency mortgage-backed securities: residential	7,254	(130)	—	—	7,254	(130)
U.S. agency collateralized mortgage obligations: residential	39,964	(801)	1,584	(3)	41,548	(804)
State and political subdivisions	39,872	(814)	1,442	(30)	41,314	(844)
Corporate debt securities	6,104	(105)	—	—	6,104	(105)
Total	$97,762	$(1,885)	$3,026	$(33)	$100,788	$(1,918)

Gains and losses on sales of securities for the three months ended March 31, 2022 and 2021 were as follows:

(Dollar amounts in thousands)	For the three months ended March 31,
	2022	2021
Proceeds	$4,939	$—
Gains	16	26
Losses	(7)	—
Tax provision related to gains (losses)	2	5

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

There were 231 debt securities in an unrealized loss position as of  March 31, 2022, 43 of which were in an unrealized loss position for more than 12 months. Of these 231 securities, 133 were state and political subdivision securities, 46 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 35 were corporate securities, 13 were mortgage-backed securities and four were U.S government sponsored entities and agencies security. Management believes the unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of  March 31, 2022 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2022	December 31, 2021
Mortgage loans on real estate:
Residential first mortgages	$273,724	$273,823
Home equity loans and lines of credit	73,731	75,810
Commercial real estate	347,447	326,341
Total real estate loans	694,902	675,974
Other loans:
Commercial business	61,381	65,877
Consumer	48,917	48,552
Total other loans	110,298	114,429
Total loans, gross	805,200	790,403
Less allowance for loan losses	10,268	10,393
Total loans, net	$794,932	$780,010

Included in total loans above are net deferred costs of $3.2 million and $3.3 million at March 31, 2022 and  December 31, 2021, respectively. In addition, included in commercial loans at  March 31, 2022 and  December 31, 2021 were $945,000 and $1.2 million, respectively, of Paycheck Protection Program (PPP) loans that are guaranteed by the Small Business Administration (SBA).  The Corporation received $3.7 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020, $2.4 million was recognized in 2021, $19,000 was recognized in the quarter ended  March 31, 2022 and $22,000 is expected to be recognized in future periods upon forgiveness by the SBA.

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

At March 31, 2022, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended March 31, 2022:
Allowance for loan losses:
Beginning Balance	$2,335	$525	$6,253	$904	$376	$10,393
Charge-offs	—	(15)	—	—	(83)	(98)
Recoveries	—	—	47	—	6	53
Provision	(25)	(25)	144	(253)	79	(80)
Ending Balance	$2,310	$485	$6,444	$651	$378	$10,268

At March 31, 2022:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$7	$—	$118	$3	$—	$128
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,303	485	6,326	648	378	10,140
Total	$2,310	$485	$6,444	$651	$378	$10,268
Total loans:
Individually evaluated for impairment	$287	$4	$2,601	$89	$—	$2,981
Acquired loans collectively evaluated for impairment	27,156	6,203	20,108	2,077	523	56,067
Originated loans collectively evaluated for impairment	246,281	67,524	324,738	59,215	48,394	746,152
Total	$273,724	$73,731	$347,447	$61,381	$48,917	$805,200

At December 31, 2021:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$1	$—	$88	$196	$—	$285
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,334	525	6,165	708	376	10,108
Total	$2,335	$525	$6,253	$904	$376	$10,393
Total loans:
Individually evaluated for impairment	$294	$4	$1,225	$363	$—	$1,886
Acquired loans collectively evaluated for impairment	29,573	6,370	21,471	2,055	538	60,007
Originated loans collectively evaluated for impairment	243,956	69,436	303,645	63,459	48,014	728,510
Total	$273,823	$75,810	$326,341	$65,877	$48,552	$790,403

Three months ended March 31, 2021:
Allowance for loan losses:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	—	(94)	—	(90)	(184)
Recoveries	—	8	—	—	6	14
Provision	(114)	(43)	386	(65)	111	275
Ending Balance	$2,660	$585	$5,472	$612	$356	$9,685

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2022:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of March 31, 2022			For the three months ended March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$68	$68	$7	$68	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	443	443	118	501	6	6
Commercial business	3	3	3	126	—	—
Consumer	—	—	—	—	—	—
Total	$514	$514	$128	$695	$6	$6

	Impaired Loans with No Specific Allowance
	As of March 31, 2022		For the three months ended March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$330	$219	$223	$1	$1
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	2,158	2,158	1,412	31	9
Commercial business	86	86	99	4	4
Consumer	—	—	—	—	—
Total	$2,578	$2,467	$1,738	$36	$14

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2021:

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

At March 31, 2022 and  December 31, 2021, the Corporation had $336,000 and $346,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $7,000 and $6,000 of specific allowance for these loans at March 31, 2022 and  December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three months ended March 31, 2022 and 2021, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

COVID-19 related deferrals.  Under the provisions of the CARES Act, at the peak, during 2020, the Corporation had granted modifications on 410 loans with an aggregate balance of $110.4 million, representing 13.6% of gross outstanding loan balances.  As of March 31, 2022, one loan with a balance of $3.9 million remained on deferral while the remaining loans have resumed normal repayment or have been repaid in full.  The characteristics of these modifications were considered short-term and did not result in a reclassification of these loans to TDR status.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2022 and  December 31, 2021:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022:
Residential first mortgages	$272,544	$—	$—	$1,180	$—	$273,724
Home equity and lines of credit	73,534	—	—	197	—	73,731
Commercial real estate	—	317,367	7,459	22,621	—	347,447
Commercial business	—	55,593	1,308	4,480	—	61,381
Consumer	48,907	—	—	10	—	48,917
Total loans	$394,985	$372,960	$8,767	$28,488	$—	$805,200

December 31, 2021:
Residential first mortgages	$272,722	$—	$—	$1,101	$—	$273,823
Home equity and lines of credit	75,408	—	—	402	—	75,810
Commercial real estate	—	295,891	7,494	22,956	—	326,341
Commercial business	—	59,628	1,356	4,893	—	65,877
Consumer	48,538	—	—	14	—	48,552
Total loans	$396,668	$355,519	$8,850	$29,366	$—	$790,403

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of March 31, 2022 and  December 31, 2021:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
March 31, 2022:
Residential first mortgages	$270,100	$2,190	$254	$450	$730	$273,724
Home equity and lines of credit	73,030	299	206	74	122	73,731
Commercial real estate	344,447	358	41	—	2,601	347,447
Commercial business	61,030	56	—	206	89	61,381
Consumer	48,738	158	10	—	11	48,917
Total loans	$797,345	$3,061	$511	$730	$3,553	$805,200

December 31, 2021:
Residential first mortgages	$270,221	$1,913	$588	$291	$810	$273,823
Home equity and lines of credit	74,853	230	325	160	242	75,810
Commercial real estate	325,018	73	—	—	1,250	326,341
Commercial business	65,305	—	—	234	338	65,877
Consumer	48,344	117	77	—	14	48,552
Total loans	$783,741	$2,333	$990	$685	$2,654	$790,403

The following table presents the Corporation’s nonaccrual loans by aging category as of March 31, 2022 and  December 31, 2021:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
March 31, 2022:
Residential first mortgages	$190	$68	$—	$472	$730
Home equity and lines of credit	4	—	—	118	122
Commercial real estate	2,420	9	6	166	2,601
Commercial business	89	—	—	—	89
Consumer	—	—	—	11	11
Total loans	$2,703	$77	$6	$767	$3,553

December 31, 2021:
Residential first mortgages	$196	$—	$69	$545	$810
Home equity and lines of credit	4	—	—	238	242
Commercial real estate	1,052	10	—	188	1,250
Commercial business	338	—	—	—	338
Consumer	—	—	—	14	14
Total loans	$1,590	$10	$69	$985	$2,654

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of March 31, 2022 and  December 31, 2021:

(Dollar amounts in thousands)	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,773	5,634	4,735
Total	$25,094	$4,773	$25,094	$4,735

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2021 or in the first three months of 2022.  Although the annual review of goodwill revealed no impairment consideration, management will continue to monitor the status of current economic conditions related to the COVID-19 pandemic in the event that subsequent deterioration would warrant an interim assessment of goodwill.  While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three month periods ended March 31, 2022 and 2021, respectively, the Corporation recorded intangible amortization expense totaling $38,000 and $39,000.

6.	Stock Compensation Plan

In February 2021, the Corporation adopted the 2021 Stock Incentive Plan (the 2021 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock.  As of March 31, 2022, 192,591 shares remain available for issuance under the 2021 Plan.

In addition, in February 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of March 31, 2022, 33 shares of restricted stock and 88,433 stock options remain available for issuance under the Plan.

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

For the period ended  March 31, 2022, there were no options that were granted or outstanding under the Plans.

A summary of the status of the Corporation’s nonvested restricted stock awards as of March 31, 2022, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2022	52,200	$28.32
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2022	52,200	$28.32

For the three month periods ended March 31, 2022 and 2021, the Corporation recognized stock compensation expense of $120,000 and $112,000, respectively.  As of March 31, 2022, there was $830,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That expense is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2022:
Securities available-for-sale
U.S. government sponsored entities and agencies	$5,547	$—	$5,547	$—
U.S. agency mortgage-backed securities: residential	10,816	—	10,816	—
U.S. agency collateralized mortgage obligations: residential	46,025	—	46,025	—
State and political subdivision	78,758	—	78,758	—
Corporate debt securities	25,009	—	20,424	4,585
Total available-for-sale securities	$166,155	$—	$161,570	$4,585

Equity securities	$5	$5	$—	$—

December 31, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$8,159	$—	$8,159	$—
U.S. agency mortgage-backed securities: residential	12,035	—	12,035	—
U.S. agency collateralized mortgage obligations: residential	49,490	—	49,490	—
State and political subdivisions	92,562	—	92,562	—
Corporate debt securities	24,024	—	20,439	3,585
Total available-for-sale securities	$186,270	$—	$182,685	$3,585

Equity securities	$5	$5	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three month periods ended March 31, 2022 and 2021, the Corporation had no transfers between levels.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three month periods ended  March 31, 2022 and 2021:

(Dollar amounts in thousands)	Three months ended March 31,
	2022	2021
Balance at the beginning of the period	$3,585	$2,006
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchased into Level 3	1,000	—
Transfers in and/or out of Level 3	—	—
Balance at the end of the period	$4,585	$2,006

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  As of March 31, 2022, the Corporation had two impaired commercial real estate loans carried at a fair value of $325,000, which consisted of the outstanding balance of $443,000 less a specific reserve of $118,000.  As of   December 31, 2021, the Corporation had five impaired commercial real estate loans carried at a fair value of $470,000, which consisted of the outstanding balance of $558,000 less a specific reserve of $88,000.  In addition, the Corporation had one impaired commercial business loan carried at a fair value of $54,000, which consisted of the outstanding balance of $247,000, less a specific reserve of $193,000.  During the three month periods ended  March 31, 2022 and 2021, there was additional provision for loan losses recorded for impaired loans of $55,000 and $1,000, respectively.

Other real estate owned(OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of  March 31, 2022 and December 31, 2021, the Corporation did not have any OREO carried at fair value.  During the three month periods ended  March 31, 2022 and 2021, there was no recorded expense associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2022:
Impaired commercial real estate loans	$325	$—	$—	$325
Total	$325	$—	$—	$325

December 31, 2021:
Impaired commercial business loan	$54	$—	$—	$54
Impaired commercial real estate loans	470	—	—	470
Total	$524	$—	$—	$524

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
March 31, 2022:
Impaired commercial real estate loans	$325	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2021:
Impaired commercial business loan	$54	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	470	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at March 31, 2022 was one unsecured commercial business loan totaling $3,000 and an impaired residential mortgage loan totaling $68,000 which was classified as a TDR and measured using a discounted cash flow methodology.  As of   December 31, 2021, there was one unsecured commercial business loan totaling $3,000 and an impaired residential mortgage loan totaling $69,000 which was classified as a TDR and measured using a discounted cash flow methodology excluded from the tables.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
March 31, 2022:
Financial Assets:
Cash and cash equivalents	$9,549	$9,549	$9,549	$—	$—
Interest earning time deposits	2,484	2,484	—	2,484	—
Securities - available-for-sale	166,155	166,155	—	161,570	4,585
Securities - equities	5	5	5	—	—
Loans held for sale	120	120	—	120	—
Loans, net	794,932	794,968	—	—	794,968
Federal bank stock	5,547	N/A	N/A	N/A	N/A
Accrued interest receivable	3,970	3,970	59	958	2,953
Financial Liabilities:
Deposits	935,956	938,613	792,257	146,356	—
Borrowed funds	18,050	17,647	—	17,647	—
Accrued interest payable	333	333	4	329	—

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$9,080	$9,080	$9,080	$—	$—
Interest earning time deposits	2,484	2,484	—	2,484	—
Securities - available-for-sale	186,270	186,270	—	182,685	3,585
Securities - equities	5	5	5	—	—
Loans held for sale	469	469	—	469	—
Loans, net	780,010	780,086	—	—	780,086
Federal bank stock	5,715	N/A	N/A	N/A	N/A
Accrued interest receivable	3,731	3,731	35	817	2,879
Financial Liabilities:
Deposits	918,496	921,811	767,840	153,971	—
Borrowed funds	22,050	22,121	—	22,121	—
Accrued interest payable	338	338	5	333	—

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

To qualify as a "Small Bank Holding Company" under federal regulations, a bank must have consolidated assets of $3 billion or less.  The primary benefit of being deemed a "Small Bank Holding Company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, becoming fully phased in on  January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019 and subsequent periods. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of March 31, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$94,629	13.11%	$92,495	13.11%
For capital adequacy purposes	57,736	8.00%	56,448	8.00%
To be well capitalized	72,170	10.00%	70,559	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$85,592	11.86%	$83,656	11.86%
For capital adequacy purposes	43,302	6.00%	42,336	6.00%
To be well capitalized	57,736	8.00%	56,448	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$85,592	11.86%	$83,656	11.86%
For capital adequacy purposes	32,477	4.50%	31,752	4.50%
To be well capitalized	46,911	6.50%	45,864	6.50%
Tier 1 capital to average assets:
Actual	$85,592	8.18%	$83,656	7.98%
For capital adequacy purposes	41,834	4.00%	41,926	4.00%
To be well capitalized	52,292	5.00%	52,407	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended March 31, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2022	$(106)	$(5,071)	$(5,177)
Other comprehensive income before reclassification	(11,997)	—	(11,997)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	—	(7)
Net current period other comprehensive income (loss)	(12,005)	—	(12,005)
Accumulated Other Comprehensive Income (Loss) at March 31, 2022	$(12,111)	$(5,071)	$(17,182)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended March 31, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(9)	Net gain on sale of available-for-sale securities
Tax effect	2	Provision for income taxes
Total reclassifications for the period	$(7)	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income before reclassification	(2,060)	—	(2,060)
Amounts reclassified from accumulated other comprehensive income (loss)	(20)	—	(20)
Net current period other comprehensive income (loss)	(2,080)	—	(2,080)
Accumulated Other Comprehensive Income (Loss) at March 31, 2021	$140	$(5,704)	$(5,564)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended March 31, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(26)	Net gain on sale of available-for-sale securities
Tax effect	6	Provision for income taxes
Total reclassifications for the period	$(20)	Net of tax

10.	Leases

As of March 31, 2022, the Corporation leases real estate for seven offices under various operating lease agreements. The lease agreements have maturity dates ranging from June 2024 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 10.95 years as of March 31, 2022 compared to 12.33 years as of  March 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.23% as of March 31, 2022 compared to 3.51% as of  March 31, 2021.

The total operating lease costs were $67,000 and $48,000, respectively, for the three months ended March 31, 2022 and 2021.  The right-of-use asset, included in other assets, and lease liability, included in other liabilities, was $1.5 million and $1.6 million, respectively, as of March 31, 2022, and $1.5 million and $1.7 million, respectively, as of December 31, 2021.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2022:

(Dollar amounts in thousands)
Year ending December 31:
2022 (excluding three months)	$222
2023	296
2024	271
2025	227
2026	144
Thereafter	793
Total minimum lease payments	1,953
Discount effect of cash flows	(351)
Present value of lease liabilities	$1,602

11.	Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  The Corporation has identified thirteeen purchased participation loans totaling $48.1 million in outstanding balances, two purchased National Syndicated Credits totaling $7.5 million in outstanding balances and one tax-exempt commercial business loan with an outstanding balance of $1.1 million tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

12.	Pending Mergers

On March 23, 2022, the Corporation, Farmers National Banc Corp., an Ohio corporation (“Farmers”) and FMNB Merger Subsidiary V, LLC, a wholly-owned subsidiary of Farmers (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Farmers will acquire the Corporation pursuant to the merger of the Corporation with and into the Merger Sub (the “Merger”). Promptly following the consummation of the Merger, it is expected that the Bank will merge with and into The Farmers National Bank of Canfield, the national banking subsidiary of Farmers (the “Bank Merger”).   Upon completion of the Merger, each share of common stock of the Corporation  will be converted into the right receive right to receive, at the election of the holder, either $40.00 in cash or 2.15 shares of common stock of Farmers, subject to allocation and proration procedures to ensure that 70% of the outstanding shares of the Corporation common stock are converted into the right to receive Farmers common stock and 30% are converted into the right to receive cash. Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the shareholders of the Corporation and the receipt of required regulatory approvals. The transaction is expected to be completed in the second half of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiaries for the three months ended March 31, 2022, compared to the same periods in 2021 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes that the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Net Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 23 for the three months ended March 31, 2022 and 2021, respectively.

CHANGES IN FINANCIAL CONDITION

Total assets remained nearly unchanged at $1.1 billion at March 31, 2022 and December 31, 2021. Net loans receivable increased $14.9 million, or 1.9%, to $794.9 million at March 31, 2022 from $780.0 million at December 31, 2021.  During the first quarter, the Corporation's loan production totaled $47.0 million in commitments and resulted in new outstanding loan balances of $38.3 million at March 31, 2022.  Nearly half of this loan production was concentrated in commercial real estate.  Securities decreased $20.1 million, or 10.8%, to $166.2 million at March 31, 2022 from $186.3 million at December 31, 2021 due to a $15.2 million decrease in the market value of securities following an increase in market interest rates. Liabilities increased $8.4 million to $970.9 million at March 31, 2022 from $962.5 million at December 31, 2021 due to a $17.5 million increase in customer deposits, partially offset by a $4.0 million reduction in borrowed funds.

Stockholders’ equity decreased $10.3 million, or 10.6%, to $86.7 million at  March 31, 2022 from $97.0 million at  December 31, 2021 primarily due to a $12.0 million decrease in accumulated other comprehensive income as unrealized losses in the Corporation's securities portfolio were impacted due to the recent rise in market interest rates. Partially offsetting this reduction, retained earnings increased $1.6 million as a result of $2.4 million of net income available to common stockholders, less $848,000 of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 8.2% of total assets.  Book value per common share was $30.15 at March 31, 2022, compared to $33.91 at December 31, 2021.

At March 31, 2022, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.18%, 11.86%, 11.86% and 13.11%, respectively. The Bank was also considered “well-capitalized” at December 31, 2021 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.98%, 11.86%, 11.86% and 13.11%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2022 and 2021

General. Net income available to common stockholders increased $262,000, or 12.1%, to $2.4 million for the three months ended March 31, 2022 from $2.2 million for the same period in 2021. This increase resulted from a $88,000 increase in net interest income and a $355,000 decrease in the provision for loan losses, partially offset by a $45,000 decrease in noninterest income and increases in noninterest expense and the provision for income taxes of $59,000 and $77,000, respectively.

Net interest income. Tax equivalent net interest income increased $93,000, or 1.2%, to $7.8 million for the three months ended March 31, 2022 from $7.7 million for the same period in 2021. This increase was attributed to a decrease in interest expense of $519,000, partially offset by a decrease in tax equivalent interest income of $426,000.

Interest income. Tax equivalent interest income decreased $426,000, or 4.7%, to $8.7 million for the three months ended March 31, 2022 from $9.2 million for the same period in 2021. This decrease was attributed to decreases in interest earned on loans and interest-earning deposits with banks of $689,000 and $27,000, respectively, partially offset by increases in interest on securities and dividends on federal bank stocks of $288,000 and $2,000, respectively.

Tax equivalent interest earned on loans receivable decreased $689,000, or 8.3%, to $7.6 million for the  three months ended March 31, 2022 compared to $8.3 million for the same period in 2021. The average yield on loans decreased by 34 basis points to 3.87% for the three months ended March 31, 2022, versus 4.21% for the same period in  2021, causing a $663,000 decrease in interest income.  During the first quarter of 2021, the Corporation recognized $713,000 of interest income related to PPP loans, compared to $22,000 for the same period in 2022.  Excluding PPP loan balances and the related interest income, the Corporation would have experienced a yield on loans of 3.87% for the three months ended March 31, 2022, compared to 3.99% for the same period in 2021.

Tax equivalent interest earned on securities increased $288,000, or 39.4%, to $1.0 million for the  three months ended March 31, 2022 compared to $731,000 for the same period in 2021.   The average balance of securities increased $62.5 million, or 52.9%, accounting for a $ 358,000 increase in interest income.  Partially offsetting this favorable variance, the average yield on securities decreased by 22 basis points to 2.29% for the  three months ended March 31, 2022 versus 2.51% for the same period in 2021. This unfavorable yield variance accounted for a $70,000 decrease in interest income.

Interest earned on deposits with banks decreased $27,000, or 87.1%, to $4,000 for the  three months ended March 31, 2022 compared to $31,000 for the same period in 2021. The average balance of deposits with banks decreased $29.6 million, or 77.2%, accounting for a $17,000 decrease in interest income. Additionally, a 14 basis point decrease in the average yield on these balances to 0.19% for the three months ended March 31, 2022, versus 0.33% for the same period in 2021, accounted for a $10,000 decrease in interest income.

Interest expense. Interest expense decreased $519,000, or 35.9%, to $927,000 for the  three months ended March 31, 2022 from $1.4 million for the same period in 2021. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $445,000 and $74,000, respectively.

Interest expense incurred on deposits decreased $445,000, or 35.1%, to $822,000 for the three months ended March 31, 2022 compared to $1.3 million for the same period in 2021. The average cost of interest-bearing deposits decreased 26 basis points to 0.48% for the three months ended March 31, 2022, versus 0.74% for the same period in 2021, accounting for an $454,000 decrease in interest expense.  This decrease in cost was driven by maturities in certificate of deposit specials and repricing money market specials initially offered in 2019 and general rate decreases as a result of current economic conditions.  Partially offsetting this favorable variance, the average balance of interest-bearing deposits increased $4.7 million to $698.6 million for the three months ended March 31, 2022, compared to $693.8 million for the same period in 2021 causing a $9,000 increase in interest expense.

Interest expense incurred on borrowed funds decreased $74,000, or 41.3%, to $105,000 for the three months ended March 31, 2022, compared to $179,000 for the same period in the prior year.  This decrease was primarily the result of a $4.2 million, or 13.1%, reduction in the average balance of borrowed funds to $27.9 million for the three months ended March 31, 2022, compared to $32.1 million for the same period in 2021 causing a $40,000 decrease in interest expense.  Additionally, a decrease of 73 basis points in the average cost of borrowed funds to 1.53% for the three months ended March 31, 2022 from 2.26% for the same period in 2021 caused a $34,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

(Dollar amounts in thousands)	2022	2021
Interest income per Consolidated Statements of Net Income	$8,667	$9,098
Adjustment to fully taxable equivalent basis	59	54
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	8,726	9,152
Interest expense	927	1,446
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$7,799	$7,706

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

(Dollar amounts in thousands)	Three months ended March 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$786,277	$7,507	3.87%	$783,600	$8,154	4.22%
Loans, tax exempt	13,093	125	3.88%	18,270	167	3.71%
Total loans receivable	799,370	7,632	3.87%	801,870	8,321	4.21%
Securities, taxable	121,216	695	2.33%	77,152	501	2.63%
Securities, tax exempt	59,238	324	2.22%	40,831	230	2.29%
Total securities	180,454	1,019	2.29%	117,983	731	2.51%
Interest-earning deposits with banks	8,739	4	0.19%	38,302	31	0.33%
Federal bank stocks	5,795	71	4.97%	5,599	69	5.00%
Total interest-earning cash equivalents	14,534	75	2.09%	43,901	100	0.92%
Total interest-earning assets	994,358	8,726	3.56%	963,754	9,152	3.85%
Cash and due from banks	3,407			3,360
Other noninterest-earning assets	64,865			60,209
Total Assets	$1,062,630			$1,027,323
Interest-bearing liabilities:
Interest-bearing demand deposits	$550,122	$163	0.12%	$509,051	$368	0.29%
Time deposits	148,438	659	1.80%	184,785	899	1.97%
Total interest-bearing deposits	698,560	822	0.48%	693,836	1,267	0.74%
Borrowed funds, short-term	12,855	29	0.91%	2,050	22	4.31%
Borrowed funds, long-term	15,000	76	2.05%	30,000	157	2.12%
Total borrowed funds	27,855	105	1.53%	32,050	179	2.26%
Total interest-bearing liabilities	726,415	927	0.52%	725,886	1,446	0.81%
Noninterest-bearing demand deposits	219,910	—	—	194,327	—	—
Funding and cost of funds	946,325	927	0.40%	920,213	1,446	0.64%
Other noninterest-bearing liabilities	21,875			15,562
Total Liabilities	968,200			935,775
Stockholders' Equity	94,430			91,548
Total Liabilities and Stockholders' Equity	$1,062,630			$1,027,323
Net interest income		$7,799			$7,706

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.04%			3.04%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.18%			3.24%

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

(Dollar amounts in thousands)	Three months ended March 31,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$(26)	$(663)	$(689)
Securities	358	(70)	288
Interest-earning deposits with banks	(17)	(10)	(27)
Federal bank stocks	2	—	2
Total interest-earning assets	317	(743)	(426)

Interest expense:
Interest-bearing deposits	9	(454)	(445)
Borrowed funds, short-term	36	(29)	7
Borrowed funds, long-term	(76)	(5)	(81)
Total interest-bearing liabilities	(31)	(488)	(519)
Net interest income	$348	$(255)	$93

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended March 31, 2022 and 2021 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	March 31,
	2022	2021
Balance at the beginning of the period	$10,393	$9,580
Provision for loan losses	(80)	275
Charge-offs	(98)	(184)
Recoveries	53	14
Balance at the end of the period	$10,268	$9,685

Nonperforming loans	$4,283	$3,634
Nonperforming assets	4,309	3,657
Nonperforming loans to total loans	0.53%	0.46%
Nonperforming assets to total assets	0.41%	0.34%
Allowance for loan losses to total loans	1.28%	1.22%
Allowance for loan losses to nonperforming loans	239.74%	266.51%

Nonperforming loans increased $944,000, or 28.3%, to $4.3 million at  March 31, 2022 from $3.4 million at  December 31, 2021. This was primarily due to a $1.8 million commercial real estate loan being placed on nonaccrual status during the quarter ended March 31, 2022.  This loan is secured by a hotel located in Fayette County, Pennsylvania and all related furniture, fixtures and equipment.  The hotel remains operational; however, cash flow has been adversely impacted by suppressed occupancy levels and the willingness of the guarantors to support the loan is uncertain.  Ultimately, due to the estimated value of the collateral, the Corporation does not currently expect to incur a loss on this loan.

As of March 31, 2022, the Corporation’s classified and criticized assets amounted to $37.3 million, or 3.5% of total assets, with $28.5 million classified as substandard and $8.8 million identified as special mention. This compares to classified and criticized assets of $38.2 million, or 3.6% of total assets, with $29.4 million classified as substandard and $8.9 million identified as special mention at December 31, 2021. This $962,000 decrease was primarily related to principal reductions resulting from normal repayment activity.

The provision for loan losses decreased $355,000 to a recovery of $80,000 for the  three months ended March 31, 2022 from a $275,000 expense for the same period in  2021. The recovery of provision for loan losses recorded during the first quarter of 2022 was due to a decrease in the amount of specific reserve required on impaired loans and a decrease in the qualitative factor related to the pandemic which was added to the allowance for loan losses calculation during 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $45,000, or 4.3%, to $1.0 million for the three months ended March 31, 2022, compared to $1.1 million for the same period in 2021 due to a $105,000 decrease in gains on the sale of loans, partially offset by a $75,000 increase in fees and service charges.  During the quarter ended March 31, 2021, the Corporation sold $3.2 million of residential mortgages and realized a gain of $102,000, compared to the sale of $1.2 million during quarter ended March 31, 2022 with a realized loss of $3,000.  The increase in fees and service charges resuled from an increase in overdraft charges.

Noninterest expense.  Noninterest expense increased $59,000, or 1.0%, to $5.9 million for the  three months ended March 31, 2022 from $5.8 million for the same period in 2021.  The increase was primarily attributable to a $212,000 increase in professional fees, partially offset by a $130,000 decrease in compensation and benefits expense.  The increase in professional fees resulted from acquisition related financial advisor and legal costs.  The decrease in compensation and benefits expense was primarily related to a decrease in commissions paid to mortgage loan originators.

Provision for income taxes. The provision for income taxes increased $77,000, or 17.5%, to $518,000 for the  three months ended March 31, 2022 compared to $441,000 for the same period in 2021 as a result of the increase in net income before provision for income taxes.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the three months ended March 31, 2022, the Corporation used its sources of funds primarily to fund additional loans. As of March 31, 2022, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $129.8 million, and standby letters of credit totaling $444,000, net of collateral maintained by the Bank.

At March 31, 2022, time deposits amounted to $143.7 million, or 15.4% of the Corporation’s total consolidated deposits, including approximately $55.1 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At March 31, 2022, the Corporation had borrowed funds of $18.1 million consisting of $15.0 million of long-term FHLB advances, $2.1 million outstanding on a line of credit with a correspondent bank and $1.0 million of overnight borrowed funds.  At March 31, 2022, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $251.5 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the following as critical accounting policies.

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

Goodwill and intangible assets. Goodwill represents the excess cost over fair value of assets acquired in a business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values. Goodwill is subject to ongoing periodic impairment tests based on the fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. As part of the Corporation's qualitative assessment of goodwill impairment, management considered the triggering event of the COVID-19 pandemic and determined that significant change in the general ecomnic environment and financial markets, including the Corporation's market capitalization, represented an interim impairment indicator requiring continued evaluation.  Because of the economic uncertainty surrounding the pandemic, the Corporation engaged an independent third party to perform the Step 1, quantitative analysis of goodwill as of November 30, 2021.  Based on the analysis performed, management concluded that the Corporation's goodwill was not impaired as of November 30, 2021.  While it is impossible to know the future impact of evolving economic conditions, the impact could be material. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Corporation will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving loan prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of March 31, 2022, the Corporation’s interest-earning assets maturing or repricing within one year totaled $279.2 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $134.9 million, providing an excess of interest-earning assets over interest-bearing liabilities of $144.3 million. At March 31, 2022, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 207.0%.

For more information, see “Market Risk Management” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: May 6, 2022	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer