Form 10-Q
period 2022-06-30
EMCLAIRE FINANCIAL CORP
filed 2022-08-12
CIK 858800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the Registrant’s common stock was 2,735,212 at August 12, 2022.

EMCLAIRE FINANCIAL CORP

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Emclaire Financial Corp
Consolidated Balance Sheets (Unaudited)
As of June 30, 2022 and December 31, 2021
(Dollar amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$3,767	$3,505
Interest earning deposits with banks	7,887	5,575
Total cash and cash equivalents	11,654	9,080
Interest earning time deposits	1,490	2,484
Securities - available-for-sale	151,139	186,270
Securities - equity investments	3	5
Loans held for sale	—	469
Loans receivable, net of allowance for loan losses of $10,525 and $10,393	800,151	780,010
Federal bank stocks, at cost	5,527	5,715
Bank-owned life insurance	22,199	21,902
Accrued interest receivable	3,563	3,731
Premises and equipment, net	16,019	16,444
Goodwill	19,460	19,460
Core deposit intangible, net	822	899
Prepaid expenses and other assets	17,717	13,039
Total Assets	$1,049,744	$1,059,508
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$232,411	$221,993
Interest bearing	705,170	696,503
Total deposits	937,581	918,496
Short-term borrowed funds	18,000	7,050
Long-term borrowed funds	—	15,000
Accrued interest payable	313	338
Accrued expenses and other liabilities	13,648	21,665
Total Liabilities	969,542	962,549
Stockholders' Equity
Preferred stock, $1.00 par value, 3,000,000 shares authorized; Series C, non-cumulative preferred stock, $2.9 million liquidation value, 286,888 shares issued and outstanding; Series D, non-cumulative preferred stock, $1.3 million liquidation value, 133,705 shares issued and outstanding	4,206	4,206
Common stock, $1.25 par value, 12,000,000 shares authorized; 2,837,229 shares issued; 2,735,212 shares outstanding	3,547	3,547
Additional paid-in capital	47,866	47,645
Treasury stock, at cost; 102,017 shares	(2,114)	(2,114)
Retained earnings	51,727	48,852
Accumulated other comprehensive loss	(25,030)	(5,177)
Total Stockholders' Equity	80,202	96,959
Total Liabilities and Stockholders' Equity	$1,049,744	$1,059,508

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Net Income (Unaudited)
For the three and six months ended June 30, 2022 and 2021
(Dollar amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans receivable, including fees	$7,970	$7,647	$15,582	$15,943
Securities:
Taxable	704	623	1,399	1,123
Exempt from federal income tax	275	233	560	435
Federal bank stocks	74	77	145	146
Interest earning deposits with banks	7	33	10	64
Total interest and dividend income	9,030	8,613	17,696	17,711
Interest expense:
Deposits	827	1,214	1,649	2,481
Borrowed funds	104	181	209	360
Total interest expense	931	1,395	1,858	2,841
Net interest income	8,099	7,218	15,838	14,870
Provision for loan losses	375	250	295	525
Net interest income after provision for loan losses	7,724	6,968	15,543	14,345
Noninterest income:
Fees and service charges	404	335	806	661
Net realized gain (loss) on sales of securities	(103)	4	(93)	29
Net gain (loss) on sales of loans	(4)	100	(7)	202
Earnings on bank-owned life insurance	158	117	297	212
Other	495	522	955	1,026
Total noninterest income	950	1,078	1,958	2,130
Noninterest expense:
Compensation and employee benefits	2,773	2,935	5,665	5,957
Premises and equipment	820	799	1,668	1,660
Intangible asset amortization	38	39	76	78
Professional fees	523	267	1,006	537
Federal deposit insurance	119	131	269	289
Other	1,593	1,546	3,056	3,009
Total noninterest expense	5,866	5,717	11,740	11,530
Income before provision for income taxes	2,808	2,329	5,761	4,945
Provision for income taxes	571	395	1,088	837
Net income	2,237	1,934	4,673	4,108
Preferred stock dividends	102	95	102	95
Net income available to common stockholders	$2,135	$1,839	$4,571	$4,013
Basic earnings per common share	$0.78	$0.68	$1.67	$1.47
Diluted earnings per common share	0.77	0.67	1.65	1.46
Average common shares outstanding - basic	2,735,212	2,721,212	2,735,212	2,721,212
Average common shares outstanding - diluted	2,765,913	2,744,344	2,762,336	2,742,269

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the three and six months ended June 30, 2022 and 2021
(Dollar amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$2,237	$1,934	$4,673	$4,108
Other comprehensive income (loss)
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain/(loss) arising during the period	(10,037)	1,558	(25,224)	(1,049)
Reclassification adjustment for (gains)/losses included in net income	103	(4)	93	(29)
Net period change	(9,934)	1,554	(25,131)	(1,078)
Tax effect	2,086	(326)	5,278	226
Net of tax	(7,848)	1,228	(19,853)	(852)
Comprehensive income (loss)	$(5,611)	$3,162	$(15,180)	$3,256

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2022 and 2021
(Dollar amounts in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$4,673	$4,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	659	692
Provision for loan losses	295	525
Amortization/accretion of premiums, discounts and deferred costs and fees, net	769	70
Amortization of operating lease right-of-use assets	109	71
Amortization of intangible assets and mortgage servicing rights	119	130
Realized (gain) loss on sales of debt securities, net	93	(29)
Change in fair value of equity securities	3	5
Net (gain) loss on sales of loans	7	(202)
Net gain on foreclosed real estate	—	(35)
Net loss on sale of premises and equipment	—	16
Loans originated for sale	(1,234)	(8,285)
Proceeds from the sale of loans originated for sale	1,695	8,562
Stock compensation expense	221	224
Increase in bank-owned life insurance	(297)	(212)
(Increase) decrease in accrued interest receivable	168	(354)
(Increase) decrease in prepaid expenses and other assets	595	(365)
Decrease in accrued interest payable	(25)	(26)
Increase (decrease) in accrued expenses and other liabilities	(8,016)	7,317
Net cash provided by (used in) operating activities	(166)	12,212
Cash flows from investing activities
Loan originations and principal collections, net	(21,172)	4,938
Proceeds from sales of loans held for sale previously classified as portfolio loans	—	700
Available-for-sale securities:
Sales	6,858	248
Maturities, repayments and calls	6,515	9,753
Purchases	(3,645)	(81,868)
Purchase of federal bank stocks	(3,559)	(700)
Redemption of federal bank stocks	3,746	489
Net change in interest earning time deposits	994	2,238
Proceeds from the sale of bank premises and equipment	—	971
Purchases of premises and equipment	(234)	(247)
Proceeds from the sale of foreclosed real estate	—	380
Net cash used in investing activities	(10,497)	(63,098)
Cash flows from financing activities
Net increase in deposits	19,085	65,692
Repayments on long-term debt	(15,000)	—
Net change in short-term borrowings	10,950	—
Dividends paid	(1,798)	(1,727)
Net cash provided by financing activities	13,237	63,965
Net increase in cash and cash equivalents	2,574	13,079
Cash and cash equivalents at beginning of period	9,080	37,439
Cash and cash equivalents at end of period	$11,654	$50,518
Supplemental information:
Interest paid	$1,883	$2,867
Income taxes paid	1,250	1,650
Supplemental noncash disclosure:
Transfers from loans to foreclosed real estate	144	—
Transfers from portfolio loans to loans held for sale	—	700
Bonds purchased, not yet settled	—	7,992

See accompanying notes to consolidated financial statements.

Emclaire Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Additional Paid-in Capital - Preferred	Common Stock	Additional Paid-in Capital - Common	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2021	$421	$3,785	$3,529	$47,200	$(2,114)	$42,143	$(3,484)	$91,480
Net income	—	—	—	—	—	2,174	—	2,174
Other comprehensive loss	—	—	—	—	—	—	(2,080)	(2,080)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at March 31, 2021	421	3,785	3,529	47,312	(2,114)	43,501	(5,564)	90,870
Net income	—	—	—	—	—	1,934	—	1,934
Other comprehensive income	—	—	—	—	—	—	1,228	1,228
Cash dividends declared on preferred stock	—	—	—	—	—	(95)	—	(95)
Stock compensation expense	—	—	—	112	—	—	—	112
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(816)	—	(816)
Balance at June 30, 2021	421	3,785	3,529	47,424	(2,114)	44,524	(4,336)	93,233

Balance at January 1, 2022	$421	$3,785	$3,547	$47,645	$(2,114)	$48,852	$(5,177)	$96,959
Net income	—	—	—	—	—	2,436	—	2,436
Other comprehensive loss	—	—	—	—	—	—	(12,005)	(12,005)
Stock compensation expense	—	—	—	120	—	—	—	120
Cash dividends declared on common stock ($0.31 per share)	—	—	—	—	—	(848)	—	(848)
Balance at March 31, 2022	421	3,785	3,547	47,765	(2,114)	50,440	(17,182)	86,662
Net income	—	—	—	—	—	2,237	—	2,237
Other comprehensive loss	—	—	—	—	—	—	(7,848)	(7,848)
Cash dividends declared on preferred stock	—	—	—	—	—	(102)	—	(102)
Stock compensation expense	—	—	—	101	—	—	—	101
Cash dividends declared on common stock ($0.31 per share)	—	—	—	—	—	(848)	—	(848)
Balance at June 30, 2022	$421	$3,785	$3,547	$47,866	$(2,114)	$51,727	$(25,030)	$80,202

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, the Board of Governors of the Federal Reserve System lowered the federal funds target rate to a range of between zero and 0.25% during the first quarter of 2020.  Throughout 2021, the Federal Reserve continued to maintain the targeted federal funds rate at these levels because of the pandemic-related risks to the economy.  The Corporation's earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earning assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds.  As a result of the significant decline in interest rates and prepayments on higher yielding existing loans, the yield on the total loan portfolio has decreased.  Additionally, with significant cash inflows realized from a growth in deposits and the forgiveness of Paycheck Protection Program (PPP) loans, the current yields on funds reinvested into the purchase of securities are lower than existing portfolio yields.  However, the fees arising from the PPP loan program have mitigated some of this decline during 2020 and 2021.  As economic conditions have started to improve, the Federal Reserve has begun to shift its focus to limiting the inflationary and other potentially adverse effects of the expiration of government aid programs and stimulus packages and has begun raising interest rates.  Since the Corporation's balance sheet is asset sensitive and rate sensitive assets reprice more quickly than rate sensitive liabilities, margin compression may be somewhat mitigated during 2022 as the Federal Reserve raises rates.

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

The factors used in the Corporation’s earnings per common share computation follow:

(Dollar amounts in thousands, except for per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$2,237	$1,934	$4,673	$4,108
Less: Preferred stock dividends	102	95	102	95
Net income available to common stockholders	$2,135	$1,839	$4,571	$4,013
Average common shares outstanding	2,735,212	2,721,212	2,735,212	2,721,212
Add: Dilutive effects of restricted stock awards	30,701	23,132	27,124	21,057
Average shares and dilutive potential common shares	2,765,913	2,744,344	2,762,336	2,742,269
Basic earnings per common share	$0.78	$0.68	$1.67	$1.47
Diluted earnings per common share	$0.77	$0.67	$1.65	$1.46

3.	Securities

Equity Securities

The Corporation held equity securities with fair values of $3,000 and $5,000 at  June 30, 2022 and December 31, 2021, respectively. Changes in the fair value of these securities are included in other income on the consolidated statements of net income. During the three and six months ended June 30, 2022, the Corporation recognized a loss of $2,000 and $3,000, respectively, on equity securities held at June 30, 2022, compared to a loss of $3,000 and $5,000, respectively, for the same periods in 2021. During the three and six months ended June 30, 2022 and 2021, the Corporation did not sell any equity securities.

Debt Securities - Available-for-Sale

The following table summarizes the Corporation’s debt securities as of  June 30, 2022 and December 31, 2021:

(Dollar amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
U.S. government sponsored entities and agencies	$6,106	$—	$(914)	$5,192
U.S. agency mortgage-backed securities: residential	10,594	12	(753)	9,853
U.S. agency collateralized mortgage obligations: residential	44,978	—	(5,328)	39,650
State and political subdivisions	89,295	5	(17,459)	71,841
Corporate debt securities	25,431	41	(869)	24,603
Total securities available-for-sale	$176,404	$58	$(25,323)	$151,139

December 31, 2021:
U.S. government sponsored entities and agencies	$8,142	$52	$(35)	$8,159
U.S. agency mortgage-backed securities: residential	12,049	116	(130)	12,035
U.S. agency collateralized mortgage obligations: residential	50,202	92	(804)	49,490
State and political subdivisions	92,307	1,099	(844)	92,562
Corporate debt securities	23,705	424	(105)	24,024
Total securities available-for-sale	$186,405	$1,783	$(1,918)	$186,270

3.	Securities (continued)

The following table summarizes scheduled maturities of the Corporation’s debt securities as of June 30, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity and are shown separately.

(Dollar amounts in thousands)	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,108	5,108
Due after five years through ten years	33,425	31,525
Due after ten years	82,299	65,003
Mortgage-backed securities: residential	10,594	9,853
Collateralized mortgage obligations: residential	44,978	39,650
Total securities available-for-sale	$176,404	$151,139

Information pertaining to debt securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are included in the table below:

(Dollar amounts in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022:
U.S. government sponsored entities and agencies	$5,192	$(914)	$—	$—	$5,192	$(914)
U.S. agency mortgage-backed securities: residential	3,241	(134)	5,664	(619)	8,905	(753)
U.S. agency collateralized mortgage obligations: residential	22,792	(2,546)	16,858	(2,782)	39,650	(5,328)
State and political subdivisions	56,655	(12,825)	13,959	(4,634)	70,614	(17,459)
Corporate debt securities	14,850	(773)	2,153	(96)	17,003	(869)
Total	$102,730	$(17,192)	$38,634	$(8,131)	$141,364	$(25,323)

December 31, 2021:
U.S. government sponsored entities and agencies	$4,568	$(35)	$—	$—	$4,568	$(35)
U.S. agency mortgage-backed securities: residential	7,254	(130)	—	—	7,254	(130)
U.S. agency collateralized mortgage obligations: residential	39,964	(801)	1,584	(3)	41,548	(804)
State and political subdivisions	39,872	(814)	1,442	(30)	41,314	(844)
Corporate debt securities	6,104	(105)	—	—	6,104	(105)
Total	$97,762	$(1,885)	$3,026	$(33)	$100,788	$(1,918)

Gains and losses on sales of securities for the three and six months ended June 30, 2022 and 2021 were as follows:

(Dollar amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Proceeds	$1,919	$248	$6,858	$248
Gains	—	4	16	29
Losses	(103)	—	(109)	—
Tax provision related to gains (losses)	(22)	1	(20)	6

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

There were 238 debt securities in an unrealized loss position as of June 30, 2022, 66 of which were in an unrealized loss position for more than 12 months. Of these 238 securities, 143 were state and political subdivision securities, 42 were corporate securities, 37 were collateralized mortgage obligations (issued by U.S. government sponsored entities), 12 were mortgage-backed securities and four were agency securities. Management believes the unrealized losses associated with these securities were not due to the deterioration in the credit quality of the issuer that would likely result in the non-collection of contractual principal and interest, but rather have been caused by a rise in interest rates from the time the securities were purchased. Based on that evaluation and other general considerations, and given that the Corporation’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of their amortized cost basis, the Corporation does not consider these debt securities with unrealized losses as of  June 30, 2022 to be other-than-temporarily impaired.

4.	Loans Receivable and Related Allowance for Loan Losses

The Corporation’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2022	December 31, 2021
Mortgage loans on real estate:
Residential first mortgages	$291,779	$273,823
Home equity loans and lines of credit	73,625	75,810
Commercial real estate	342,041	326,341
Total real estate loans	707,445	675,974
Other loans:
Commercial business	57,819	65,877
Consumer	45,412	48,552
Total other loans	103,231	114,429
Total loans, gross	810,676	790,403
Less allowance for loan losses	10,525	10,393
Total loans, net	$800,151	$780,010

Included in total loans above are net deferred costs of $3.3 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively. In addition, included in commercial loans at  June 30, 2022 and  December 31, 2021 were $171,000 and $1.2 million, respectively, of PPP loans that are guaranteed by the SBA.  The Corporation received $3.7 million of fees related to the origination of these loans, of which $1.3 million was recognized in 2020, $2.4 million was recognized during 2021, $37,000 was recognized in the six months ended June 30, 2022 and $4,000 is expected be recognized in future periods upon forgiveness by the SBA.

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

At June 30, 2022, there was no allowance for loan losses allocated to loans acquired from United American Savings Bank (2016), Northern Hancock Bank and Trust Co. (2017) or Community First Bancorp, Inc. (2018) because the unaccreted purchase discount still exceeded the calculated allowance.

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table details activity in the ALL and the recorded investment by portfolio segment based on impairment method:

(Dollar amounts in thousands)	Residential Mortgages	Home Equity & Lines of Credit	Commercial Real Estate	Commercial Business	Consumer	Total
Three months ended June 30, 2022:
Allowance for loan losses:
Beginning Balance	$2,310	$485	$6,444	$651	$378	$10,268
Charge-offs	(17)	—	—	—	(160)	(177)
Recoveries	—	40	11	—	8	59
Provision	212	(32)	87	(29)	137	375
Ending Balance	$2,505	$493	$6,542	$622	$363	$10,525

Six months ended June 30, 2022:
Allowance for loan losses:
Beginning Balance	$2,335	$525	$6,253	$904	$376	$10,393
Charge-offs	(17)	(15)	—	—	(243)	(275)
Recoveries	—	40	58	—	14	112
Provision	187	(57)	231	(282)	216	295
Ending Balance	$2,505	$493	$6,542	$622	$363	$10,525

At June 30, 2022:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$15	$—	$177	$2	$—	$194
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,490	493	6,365	620	363	10,331
Total	$2,505	$493	$6,542	$622	$363	$10,525
Total loans:
Individually evaluated for impairment	$279	$4	$2,277	$84	$—	$2,644
Acquired loans collectively evaluated for impairment	24,865	5,666	18,501	1,748	395	51,175
Originated loans collectively evaluated for impairment	266,635	67,955	321,263	55,987	45,017	756,857
Total	$291,779	$73,625	$342,041	$57,819	$45,412	$810,676

At December 31, 2021:
Ending ALL balance attributable to loans:
Individually evaluated for impairment	$1	$—	$88	$196	$—	$285
Acquired loans collectively evaluated for impairment	—	—	—	—	—	—
Originated loans collectively evaluated for impairment	2,334	525	6,165	708	376	10,108
Total	$2,335	$525	$6,253	$904	$376	$10,393
Total loans:
Individually evaluated for impairment	$294	$4	$1,225	$363	$—	$1,886
Acquired loans collectively evaluated for impairment	29,573	6,370	21,471	2,055	538	60,007
Originated loans collectively evaluated for impairment	243,956	69,436	303,645	63,459	48,014	728,510
Total	$273,823	$75,810	$326,341	$65,877	$48,552	$790,403

Three months ended June 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,660	$585	$5,472	$612	$356	$9,685
Charge-offs	—	—	(56)	—	(38)	(94)
Recoveries	—	1	1	—	5	7
Provision	(211)	(49)	409	63	38	250
Ending Balance	$2,449	$537	$5,826	$675	$361	$9,848

Six months ended June 30, 2021:
Allowance for loan losses:
Beginning Balance	$2,774	$620	$5,180	$677	$329	$9,580
Charge-offs	—	—	(151)	—	(128)	(279)
Recoveries	—	8	1	1	12	22
Provision	(325)	(91)	796	(3)	148	525
Ending Balance	$2,449	$537	$5,826	$675	$361	$9,848

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2022:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2022			For the three months ended June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$68	$68	$15	$68	$1	$1
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	2,060	2,060	177	501	24	24
Commercial business	2	2	2	126	—	—
Consumer	—	—	—	—	—	—
Total	$2,130	$2,130	$194	$695	$25	$25

	For the six months ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$68	$1	$1
Home equity and lines of credit	—	—	—
Commercial real estate	1,020	52	29
Commercial business	85	—	—
Consumer	—	—	—
Total	$1,173	$53	$30

	Impaired Loans with No Specific Allowance
	As of June 30, 2022		For the three months ended June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$323	$211	$215	$1	$1
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	217	217	1,188	11	11
Commercial business	82	82	84	1	1
Consumer	—	—	—	—	—
Total	$626	$514	$1,491	$13	$13

	For the six months ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$219	$2	$2
Home equity and lines of credit	4	—	—
Commercial real estate	1,014	20	20
Commercial business	94	5	5
Consumer	—	—	—
Total	$1,331	$27	$27

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2021:

(Dollar amounts in thousands)
	Impaired Loans with Specific Allowance
	As of June 30, 2021			For the three months ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$—	$—	$—	$35	$—	$—
Home equity and lines of credit	—	—	—	—	—	—
Commercial real estate	315	315	27	344	5	5
Commercial business	4	4	4	33	—	—
Consumer	—	—	—	—	—	—
Total	$319	$319	$31	$412	$5	$5

	For the six months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$23	$—	$—
Home equity and lines of credit	—	—	—
Commercial real estate	356	8	8
Commercial business	48	—	—
Consumer	—	—	—
Total	$427	$8	$8

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

	Impaired Loans with No Specific Allowance
	As of June 30, 2021		For the three months ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$424	$312	$282	$1	$1
Home equity and lines of credit	4	4	4	—	—
Commercial real estate	1,013	1,013	1,053	10	10
Commercial business	120	120	93	2	2
Consumer	—	—	—	—	—
Total	$1,561	$1,449	$1,432	$13	$13

	For the six months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized in Period	Cash Basis Interest Recognized in Period
Residential first mortgages	$297	$2	$2
Home equity and lines of credit	4	—	—
Commercial real estate	1,122	24	24
Commercial business	84	3	3
Consumer	—	—	—
Total	$1,507	$29	$29

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

At June 30, 2022 and December 31, 2021, the Corporation had $2.1 million and $346,000, respectively, of loans classified as TDRs, which are included in impaired loans above. The Corporation had allocated $128,000 and $6,000 of specific allowance for these loans at June 30, 2022 and December 31, 2021, respectively.

During the three and six months ended June 30, 2022  the Corporation modified one commercial mortgage loan with a recorded investment of $1.8 million.  Modifications to this loan included an interest rate reduction and re-amortization of the principal balance.  At June 30, 2022, there was $114,000 of allowance for loan losses allocated to this loan.  During the three and six months ended June 30, 2021, the Corporation did not modify any loans as TDRs.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three and six months ended June 30, 2022 and 2021, the Corporation did not have any loans which were modified as TDRs for which there was a payment default within twelve months following the modification.

COVID-19 related deferrals.  Under the provisions of the CARES Act, at the peak, the Corporation had granted modifications on 410 loans with an aggregate balance of $110.4 million, representing 13.6% of gross outstanding loan balances.  As of June 30, 2022, one loan with a balance of $3.9 million remained on deferral while the remaining loans have resumed normal repayment or have been repaid in full.  The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status.

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

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2022 and December 31, 2021:

(Dollar amounts in thousands)
	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022:
Residential first mortgages	$290,833	$—	$—	$946	$—	$291,779
Home equity and lines of credit	73,341	—	—	284	—	73,625
Commercial real estate	—	307,780	10,264	23,997	—	342,041
Commercial business	—	52,353	1,260	4,206	—	57,819
Consumer	45,403	—	—	9	—	45,412
Total loans	$409,577	$360,133	$11,524	$29,442	$—	$810,676

December 31, 2021:
Residential first mortgages	$272,722	$—	$—	$1,101	$—	$273,823
Home equity and lines of credit	75,408	—	—	402	—	75,810
Commercial real estate	—	295,891	7,494	22,956	—	326,341
Commercial business	—	59,628	1,356	4,893	—	65,877
Consumer	48,538	—	—	14	—	48,552
Total loans	$396,668	$355,519	$8,850	$29,366	$—	$790,403

4.	Loans Receivable and Related Allowance for Loan Losses (continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonperforming loans as of June 30, 2022 and December 31, 2021:

(Dollar amounts in thousands)
	Performing			Nonperforming
	Accruing Loans Not Past Due	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccrual	Total
June 30, 2022:
Residential first mortgages	$288,478	$1,964	$391	$249	$697	$291,779
Home equity and lines of credit	72,543	661	137	43	241	73,625
Commercial real estate	337,842	1,815	107	—	2,277	342,041
Commercial business	57,472	56	—	206	85	57,819
Consumer	45,029	174	199	—	10	45,412
Total loans	$801,364	$4,670	$834	$498	$3,310	$810,676

December 31, 2021:
Residential first mortgages	$270,221	$1,913	$588	$291	$810	$273,823
Home equity and lines of credit	74,853	230	325	160	242	75,810
Commercial real estate	325,018	73	—	—	1,250	326,341
Commercial business	65,305	—	—	234	338	65,877
Consumer	48,344	117	77	—	14	48,552
Total loans	$783,741	$2,333	$990	$685	$2,654	$790,403

The following table presents the Corporation’s nonaccrual loans by aging category as of June 30, 2022 and December 31, 2021:

(Dollar amounts in thousands)
	Not Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total
June 30, 2022:
Residential first mortgages	$184	$—	$68	$445	$697
Home equity and lines of credit	4	—	—	237	241
Commercial real estate	2,209	8	—	60	2,277
Commercial business	85	—	—	—	85
Consumer	—	—	—	10	10
Total loans	$2,482	$8	$68	$752	$3,310

December 31, 2021:
Residential first mortgages	$196	$—	$69	$545	$810
Home equity and lines of credit	4	—	—	238	242
Commercial real estate	1,052	10	—	188	1,250
Commercial business	338	—	—	—	338
Consumer	—	—	—	14	14
Total loans	$1,590	$10	$69	$985	$2,654

5.	Goodwill and Intangible Assets

The following table summarizes the Corporation’s acquired goodwill and intangible assets as of June 30, 2022 and December 31, 2021:

(Dollar amounts in thousands)	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$19,460	$—	$19,460	$—
Core deposit intangibles	5,634	4,811	5,634	4,735
Total	$25,094	$4,811	$25,094	$4,735

Goodwill resulted from five acquisitions. Goodwill represents the excess of the total purchase price paid for the acquisitions over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Corporation has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded during 2021 or in the first six months of 2022.  Although the annual review of goodwill revealed no impairment consideration, management will continue to monitor the status of current economic conditions related to the COVID-19 pandemic in the event that subsequent deterioration would warrant an interim assessment of goodwill. While it is impossible to know the future impact of the evolving economic conditions, the impact could be material.

The core deposit intangible asset, resulting from three acquisitions, is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six months ended June 30, 2022, the Corporation recorded intangible amortization expense totaling $38,000 and $76,000, respectively, compared to $39,000 and $78,000, respectively, for the same periods in 2021.

6.	Stock Compensation Plan

In February 2021, the Corporation adopted the 2021 Stock Incentive Plan (the 2021 Plan), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 204,091 shares of common stock.  As of June 30, 2022, 192,591 shares remain available for issuance under the 2021 Plan.

In addition, in February 2014, the Corporation adopted the 2014 Stock Incentive Plan (the 2014 Plan, and together with the 2021 Plan, the Plans), which is shareholder approved and permits the grant of restricted stock awards and options to its directors, officers and employees for up to 176,866 shares of common stock. As of June 30, 2022, 783 shares of restricted stock and 88,433 stock options remain available for issuance under the 2014 Plan.

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

At June 30, 2022, there were no options that were granted or outstanding under the Plans.

A summary of the status of the Corporation’s nonvested restricted stock awards as of June 30, 2022, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-date Fair Value
Nonvested at January 1, 2022	52,200	$28.32
Granted	—	—
Vested	—	—
Forfeited	(1,250)	28.92
Nonvested as of June 30, 2022	50,950	$28.31

For the three and six month periods ended June 30, 2022, the Corporation recognized stock compensation expense of $101,000 and $221,000, respectively, compared to $112,000 and $224,000, respectively, for the same periods in 2021.  As of June 30, 2022, there was $692,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the next three years. It is the Corporation’s policy to issue shares on the vesting date for restricted stock awards. Unvested restricted stock awards do not receive dividends declared by the Corporation.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2022:
Securities available-for-sale
U.S. government sponsored entities and agencies	$5,192	$—	$5,192	$—
U.S. agency mortgage-backed securities: residential	9,853	—	9,853	—
U.S. agency collateralized mortgage obligations: residential	39,650	—	39,650	—
State and political subdivision	71,841	—	71,841	—
Corporate debt securities	24,603	—	20,018	4,585
Total available-for-sale securities	$151,139	$—	$146,554	$4,585

Equity securities	$3	$3	$—	$—

December 31, 2021:
Securities available-for-sale
U.S. government sponsored entities and agencies	$8,159	$—	$8,159	$—
U.S. agency mortgage-backed securities: residential	12,035	—	12,035	—
U.S. agency collateralized mortgage obligations: residential	49,490	—	49,490	—
State and political subdivisions	92,562	—	92,562	—
Corporate debt securities	24,024	—	20,439	3,585
Total available-for-sale securities	$186,270	$—	$182,685	$3,585

Equity securities	$5	$5	$—	$—

The Corporation’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the three and six month periods ended June 30, 2022, the Corporation had no transfers between levels.  During the three and six month periods ended June 30, 2021, the Corporation reclassified one security from Level 3 to Level 2.

7.	Fair Value (continued)

The following table presents changes in Level 3 assets measured on a recurring basis for the three and six month periods ended  June 30, 2022 and 2021:

(Dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at the beginning of the period	$4,585	$2,006	$3,585	$2,006
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchased into Level 3	—	—	1,000	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at the end of the period	$4,585	$2,006	$4,585	$2,006

Assets measured at fair value on a non-recurring basis. The Corporation used the following methods and significant assumptions to estimate the fair value of the following assets:

Impaired loans – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2022, the Corporation had two impaired commercial real estate loans carried at a fair value of $1.9 million, which consisted of the outstanding balance of $2.1 million less a specific reserve of $177,000. As of December 31, 2021, the Corporation had five impaired commercial real estate loans carried at a fair value of $470,000, which consisted of the outstanding balance of $558,000 less a specific reserve of $88,000 and one impaired commercial business loan carried at a fair value of $54,000, which consisted of the outstanding balance of $247,000, less a specific reserve of $193,000. During the three and six month periods ended June 30, 2022 there was additional provision for loan losses recorded for impaired loans of $114,000, compared to $1,000 for the three and six month periods ended June 30, 2021

Other real estate owned(OREO) – Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. As of June 30, 2022 and December 31, 2021, the Corporation did not have any OREO measured at fair value less costs to sell. During the three and six month periods ended June 30, 2022 and 2021, there was no expense recorded associated with the write-down of OREO.

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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

(Dollar amounts in thousands)		(Level 1)	(Level 2)	(Level 3)
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2022:
Impaired commercial real estate loans	$1,883	$—	$—	$1,883
Total	$1,883	$—	$—	$1,883

December 31, 2021:
Impaired commercial business loan	$54	$—	$—	$54
Impaired commercial real estate loans	470	—	—	470
Total	$524	$—	$—	$524

7.	Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis:

(Dollar amounts in thousands)		Valuation	Unobservable	Weighted
		Techniques(s)	Input(s)	Average
June 30, 2022:
Impaired commercial real estate loans	$1,883	Sales comparison approach	Adjustment for differences between comparable sales	10%

December 31, 2021:
Impaired commercial business loan	$54	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired commercial real estate loans	470	Sales comparison approach	Adjustment for differences between comparable sales	10%

Excluded from the tables above at  June 30, 2022 was one unsecured commercial business loan totaling $2,000 and an impaired residential mortgage loan totaling $68,000 which was classified as a TDR and measured using a discounted cash flow methodology.  As of   December 31, 2021, there was one unsecured commercial business loan totaling $3,000 and an impaired residential mortgage loan totaling $69,000 which was classified as a TDR and measured using a discounted cash flow methodology excluded from the tables.

The following table sets forth the carrying amount and fair value of the Corporation’s financial instruments included in the consolidated balance sheet:

(Dollar amounts in thousands)
	Carrying	Fair Value Measurements using:
Description	Amount	Total	Level 1	Level 2	Level 3
June 30, 2022:
Financial Assets:
Cash and cash equivalents	$11,654	$11,654	$11,654	$—	$—
Interest earning time deposits	1,490	1,490	—	1,490	—
Securities - available-for-sale	151,139	151,139	—	146,554	4,585
Securities - equities	3	3	3	—	—
Loans held for sale	—	—	—	—	—
Loans, net	800,151	765,615	—	—	765,615
Federal bank stock	5,527	N/A	N/A	N/A	N/A
Accrued interest receivable	3,563	3,563	33	783	2,747
Financial Liabilities:
Deposits	937,581	939,494	798,263	141,231	—
Borrowed funds	18,000	18,000	—	18,000	—
Accrued interest payable	313	313	4	309	—

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$9,080	$9,080	$9,080	$—	$—
Interest earning time deposits	2,484	2,484	—	2,484	—
Securities - available-for-sale	186,270	186,270	—	182,685	3,585
Securities - equities	5	5	5	—	—
Loans held for sale	469	469	—	469	—
Loans, net	780,010	780,086	—	—	780,086
Federal bank stock	5,715	N/A	N/A	N/A	N/A
Accrued interest receivable	3,731	3,731	35	817	2,879
Financial Liabilities:
Deposits	918,496	921,811	767,840	153,971	—
Borrowed funds	22,050	22,121	—	22,121	—
Accrued interest payable	338	338	5	333	—

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, becoming fully phased in on  January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019 and subsequent periods. Amounts recorded to accumulated other comprehensive income are not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table sets forth certain information concerning the Bank’s regulatory capital as of the dates presented. The capital adequacy ratios disclosed below are exclusive of the capital conservation buffer.

(Dollar amounts in thousands)	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Actual	$93,672	12.99%	$92,495	13.11%
For capital adequacy purposes	57,684	8.00%	56,448	8.00%
To be well capitalized	72,105	10.00%	70,559	10.00%
Tier 1 capital to risk-weighted assets:
Actual	$84,640	11.74%	$83,656	11.86%
For capital adequacy purposes	43,263	6.00%	42,336	6.00%
To be well capitalized	57,684	8.00%	56,448	8.00%
Common Equity Tier 1 capital to risk-weighted assets:
Actual	$84,640	11.74%	$83,656	11.86%
For capital adequacy purposes	32,447	4.50%	31,752	4.50%
To be well capitalized	46,868	6.50%	45,864	6.50%
Tier 1 capital to average assets:
Actual	$84,640	8.06%	$83,656	7.98%
For capital adequacy purposes	41,998	4.00%	41,926	4.00%
To be well capitalized	52,497	5.00%	52,407	5.00%

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three month periods ended June 30, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2022	$(12,111)	$(5,071)	$(17,182)
Other comprehensive income before reclassification	(7,929)	—	(7,929)
Amounts reclassified from accumulated other comprehensive income (loss)	81	—	81
Net current period other comprehensive income (loss)	(7,848)	—	(7,848)
Accumulated Other Comprehensive Income (Loss) at June 30, 2022	$(19,959)	$(5,071)	$(25,030)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2022	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$103	Net gain on sale of available-for-sale securities
Tax effect	(22)	Provision for income taxes
Total reclassifications for the period	$81	Net of tax

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at April 1, 2021	$140	$(5,704)	$(5,564)
Other comprehensive income before reclassification	1,231	—	1,231
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	(3)
Net current period other comprehensive income (loss)	1,228	—	1,228
Accumulated Other Comprehensive Income (Loss) at June 30, 2021	$1,368	$(5,704)	$(4,336)

(Dollar amounts in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive (Income) Loss Components	For the three months ended June 30, 2021	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(4)	Net gain on sale of available-for-sale securities
Tax effect	1	Provision for income taxes
Total reclassifications for the period	$(3)	Net of tax

9.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2022	$(106)	$(5,071)	$(5,177)
Other comprehensive income (loss) before reclassification	(19,927)	—	(19,927)
Amounts reclassified from accumulated other comprehensive income (loss)	74	—	74
Net current period other comprehensive income (loss)	(19,853)	—	(19,853)
Accumulated Other Comprehensive Income (Loss) at June 30, 2022	$(19,959)	$(5,071)	$(25,030)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the six months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	June 30, 2022	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$93	Net gain on sale of available-for-sale securities
Tax effect	(19)	Provision for income taxes
Total security reclassifications for the period	74

(Dollar amounts in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Totals
Accumulated Other Comprehensive Income (Loss) at January 1, 2021	$2,220	$(5,704)	$(3,484)
Other comprehensive income (loss) before reclassification	(829)	—	(829)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	—	(23)
Net current period other comprehensive income (loss)	(852)	—	(852)
Accumulated Other Comprehensive Income (Loss) at June 30, 2021	$1,368	$(5,704)	$(4,336)

(Dollar amount in thousands)	Amount Reclassified
	from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the six months ended	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	June 30, 2021	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$(29)	Net gain on sale of available-for-sale securities
Tax effect	6	Provision for income taxes
Total security reclassifications for the period	(23)

10.	Leases

As of June 30, 2022, the Corporation leases real estate for seven branch offices under various operating lease agreements. The lease agreements have maturity dates ranging from June 2024 to December 2056, including all extension periods. The Corporation has assumed that there are currently no circumstances in which the leases would be terminated before expiration.  The weighted average remaining life of the lease term for these leases was 10.92 years as of  June 30, 2022 compared to 12.23 years as of June 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption.  This methodology will be continued for the commencement of any subsequent lease agreements.  The weighted average discount rate for the leases was 3.25% as of  June 30, 2022 compared to 3.52% as of June 30, 2021.

The total operating lease costs were $67,000 and $134,000, respectively, for the three and six months ended June 30, 2022 and $48,000 and $96,000, respectively, for the three and six months ended June 30, 2021.  The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $1.4 million and $1.5 million, respectively, as of June 30, 2022, and $1.3 million and $1.5 million, respectively, as of June 30, 2021.

10.	Leases (continued)

Total estimated rental commitments for the operating leases were as follows as of June 30, 2022:

(Dollar amounts in thousands)
Year ending December 31:
2022 (excluding six months)	$148
2023	296
2024	271
2025	227
2026	144
Thereafter	793
Total minimum lease payments	1,879
Discount effect of cash flows	(339)
Present value of lease liabilities	$1,540

11.	Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform".  ASU 2020-04 contains optional guidance to ease the potential burden in accounting for, or recognizing the effects from, reference rate reform on financial reporting.  The new standard is a result of the London Interbank Offered Rate (LIBOR) likely being discontinued as a benchmark rate.  The standard is elective and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate that may be discontinued.  This ASU became effective upon issuance and generally can be applied through December 31, 2022.  As of September 30, 2021, the Corporation has identified 13 purchased participation loans totaling $50.0 million in outstanding balances, two purchased National Syndicated Credits totaling $7.4 million in outstanding balances and one tax-exempt commercial business loan with an outstanding balance of $615,000 tied to the LIBOR reference rate.  The Corporation has not yet made any contract modifications related to the outstanding loans, however, does not expect any changes to have a material impact on financial statements or disclosures.

12.	Pending Mergers

On March 23, 2022, the Corporation, Farmers National Banc Corp., an Ohio corporation (“Farmers”) and FMNB Merger Subsidiary V, LLC, a wholly-owned subsidiary of Farmers (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Farmers will acquire the Corporation pursuant to the merger of the Corporation with and into the Merger Sub (the “Merger”). Promptly following the consummation of the Merger, the Bank will merge with and into The Farmers National Bank of Canfield, the national banking subsidiary of Farmers (the “Bank Merger”).   Upon completion of the Merger, each share of common stock of the Corporation  will be converted into the right receive right to receive, at the election of the holder, either $40.00 in cash or 2.15 shares of common stock of Farmers, subject to allocation and proration procedures to ensure that 70% of the outstanding shares of the Corporation common stock are converted into the right to receive Farmers common stock and 30% are converted into the right to receive cash. On July 20, 2022, the shareholders of the Corporation approved the Merger Agreement.  Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the receipt of required regulatory approvals. The transaction is expected to be completed in the second half of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the consolidated financial condition and results of operations of Emclaire Financial Corp and its wholly owned subsidiary for the three and six months ended June 30, 2022, compared to the same periods in 2021 and should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and with the accompanying consolidated financial statements and notes presented in this Form 10-Q.

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

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Interest income per the unaudited Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on pages 25 and 29 for the three and six months ended June 30, 2022 and 2021, respectively.

CHANGES IN FINANCIAL CONDITION

Total assets decreased $9.8 million, or 0.9%, to $1.0 billion at June 30, 2022 from $1.1 billion at December 31, 2021. The decrease in assets was driven primarily by a $35.1 million, or 18.9%, decrease in securities to $151.1 million at June 30, 2022 from $186.3 million at December 31, 2021, primarily due to a $25.1 million decrease in the market value of securities following an increase in market interest rates.  Partially offsetting the decrease in securities, loans receivable increased $20.1 million, or 2.6%, to $800.2 million at June 30, 2022 from $780.0 million at December 31, 2021.  During the six months ended June 30, 2022, the Corporation's loan production totaled $101.4 million in commitments and resulted in new outstanding loan balances of $77.6 million at June 30, 2022.  Liabilities increased $7.0 million, or 0.7%, to $969.5 million at June 30, 2022 from $962.5 million at December 31, 2021, due to a $19.1 million, or 2.1%, increase in customer deposits, partially offset by a $4.1 million, or 18.6%, reduction in borrowed funds.

Stockholders’ equity decreased $16.8 million, or 17.3%, to $80.2 million at  June 30, 2022 from $97.0 million at December 31, 2021 , primarily due to a $25.0 million decrease in accumulated other comprehensive income as unrealized losses in the Corporation's securities portfolio were impacted due to the recent rise in market interest rates.  Partially offsetting this reduction, retained earnings increased $2.9 million as a result of $4.6 million of net income available to common stockholders, less $1.7 million of common dividends paid.  The Corporation remains well capitalized and is positioned for continued growth with total stockholders’ equity at 7.6% of total assets.  Book value per common share was $27.78 at June 30, 2022 , compared to $33.91 at December 31, 2021 .

At June 30, 2022, the Bank was considered “well-capitalized” with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 8.06%, 11.74%, 11.74% and 12.99%, respectively. The Bank was also considered “well-capitalized” at December 31, 2021 with a Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 7.98%, 11.86%, 11.86% and 13.11%, respectively.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2022 and 2021

General. Net income available to common stockholders increased $296,000, or 16.1%, to $2.1 million for the three months ended June 30, 2022 from $1.8 million for the same period in 2021. The increase resulted from an $881,000 increase in net interest income, partially offset by increases in the provision for loan losses, noninterest expense and the provision for income taxes of $125,000, $149,000 and $176,000, respectively, and a $128,000 decrease in noninterest income.

Net interest income. Tax equivalent net interest income increased $885,000, or 12.2%, to $8.2 million for the three months ended June 30, 2022 from $7.3 million for the three months ended June 30, 2021. This increase was attributed to a decrease in interest expense of $464,000 and an increase in tax equivalent interest income of $421,000.

Interest income. Tax equivalent interest income increased $421,000, or 4.9%, to $9.1 million for the three months ended June 30, 2022 from $8.7 million for the same period in 2021. This increase was attributed to increases in interest earned on loans and securities of $317,000 and $133,000, respectively, partially offset by decreases in interest on interest-earning deposits and dividends on federal bank stocks of $26,000 and $3,000, respectively.

Tax equivalent interest earned on loans receivable increased $317,000, or 4.1%, to $8.0 million for the three months ended June 30, 2022 compared to $7.7 million for the same period in 2021. The increase resulted from a 12 basis point increase in the average yield on loans to 3.99% for the three months ended June 30, 2022, versus 3.87% for the same period in 2021.  This favorable yield variance accounted for a $242,000 increase in interest income.  Additionally, average loan volume increased by $2.6 million, accounting for a $75,000 increase in interest income. Included in interest earned on loans for the three months ended June 30, 2022, is $20,000 of interest and fees earned on the SBA's PPP lending program, compared to $361,000 for the same period in 2021.

Tax equivalent interest earned on securities increased $133,000, or 15.0%, to $1.0 million for the three months ended June 30, 2022 compared to $888,000 for the same period in 2021. The increase resulted from a 27 basis point increase in the average yield on securities to 2.57% for the three months ended June 30, 2022, versus 2.30% for the same period in 2021.  This favorable yield variance accounted for a $107,000 increase in interest income.  Additionally, average securities volume increased by $4.4 million, accounting for a $26,000 increase in interest income.

Interest earned on deposits with banks decreased $26,000, or 78.8%, to $7,000 for the three months ended June 30, 2022 compared to $33,000 for the same period in 2021.  This decrease was due to a $52.3 million decrease in average interest-earning cash balances which accounted for a $34,000 decreased in interest income. Partially offsetting this unfavorable variance, the average yield on these balances increased 7 basis points to 0.28% for the three months ended June 30, 2022, versus 0.21% for the same period in 2021, accounting for an $8,000 increase in interest income.

Interest expense. Interest expense decreased $464,000, or 33.3%, to $931,000 for the three months ended June 30, 2022 from $1.4 million for the same period in 2021. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $387,000 and $77,000, respectively.

Interest expense incurred on deposits decreased $387,000, or 31.9%, to $827,000 for the three months ended June 30, 2022 compared to $1.2 million for the same period in 2021. The average cost of interest-bearing deposits decreased 20 basis points to 0.47% for the three months ended June 30, 2022, versus 0.67% for the same period in 2021, accounting for an $353,000 decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019 and general rate decreases as a result of current economic conditions.  Additionally, the average balance of interest-bearing deposits decreased $21.0 million, or 2.9%, to $701.3 million for the three months ended June 30, 2022, compared to $722.3 million for the same period in 2021 resulting in a $34,000 decrease in interest expense.

Interest expense incurred on borrowed funds decreased $77,000, or 42.5%, to $104,000 for the three months ended June 30, 2022, compared to $181,000 for the same period in 2021.  The decrease was primarily the result of a $10.2 million, or 31.7%, decrease in the average balance of borrowed funds to $21.9 million for the three months ended June 30, 2022, compared to $32.1 million for the same period in 2021,resulting in a $53,000 decrease in interest expense.  Additionally, the average cost of borrowed funds decreased 35 basis points to 1.91% for the three months ended June 30, 2022, compared to 2.26% for the same period in 2021 resulting in a $24,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

(Dollar amounts in thousands)	2022	2021
Interest income per Consolidated Statements of Net Income	$9,030	$8,613
Adjustment to fully taxable equivalent basis	59	55
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	9,089	8,668
Interest expense	931	1,395
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$8,158	$7,273

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

(Dollar amounts in thousands)	Three months ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans, taxable	$791,894	$7,879	3.99%	$779,860	$7,522	3.87%
Loans, tax exempt	11,503	108	3.75%	15,764	148	3.77%
Total loans receivable	803,397	7,987	3.99%	795,624	7,670	3.87%
Securities, taxable	109,990	704	2.57%	107,157	623	2.33%
Securities, tax exempt	49,538	317	2.57%	47,935	265	2.21%
Total securities	159,528	1,021	2.57%	155,092	888	2.30%
Interest-earning deposits with banks	9,998	7	0.28%	62,331	33	0.21%
Federal bank stocks	5,585	74	5.31%	5,804	77	5.32%
Total interest-earning cash equivalents	15,583	81	2.08%	68,135	110	0.65%
Total interest-earning assets	978,508	9,089	3.73%	1,018,851	8,668	3.41%
Cash and due from banks	3,502			3,480
Other noninterest-earning assets	68,432			60,474
Total Assets	$1,050,442			$1,082,805
Interest-bearing liabilities:
Interest-bearing demand deposits	$560,221	$183	0.13%	$541,113	$320	0.24%
Time deposits	141,032	644	1.83%	181,170	894	1.98%
Total interest-bearing deposits	701,253	827	0.47%	722,283	1,214	0.67%
Borrowed funds, short-term	9,708	41	1.71%	2,050	22	4.31%
Borrowed funds, long-term	12,167	63	2.07%	30,000	159	2.12%
Total borrowed funds	21,875	104	1.91%	32,050	181	2.26%
Total interest-bearing liabilities	723,128	931	0.52%	754,333	1,395	0.74%
Noninterest-bearing demand deposits	229,204	—	—	221,209	—	—
Funding and cost of funds	952,332	931	0.39%	975,542	1,395	0.57%
Other noninterest-bearing liabilities	14,886			15,319
Total Liabilities	967,218			990,861
Stockholders' Equity	83,224			91,944
Total Liabilities and Stockholders' Equity	$1,050,442			$1,082,805
Net interest income		$8,158			$7,273

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.21%			2.67%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.34%			2.86%

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

(Dollar amounts in thousands)	Three months ended June 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$75	$242	$317
Securities	26	107	133
Interest-earning deposits with banks	(34)	8	(26)
Federal bank stocks	(3)	—	(3)
Total interest-earning assets	64	357	421

Interest expense:
Interest-bearing deposits	(34)	(353)	(387)
Borrowed funds, short-term	39	(20)	19
Borrowed funds, long-term	(92)	(4)	(96)
Total interest-bearing liabilities	(87)	(377)	(464)
Net interest income	$151	$734	$885

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

Information pertaining to the allowance for loan losses and nonperforming assets for the three month periods ended June 30, 2022 and 2021 is as follows:

(Dollar amounts in thousands)	As of or for the three months ended
	June 30,
	2022	2021
Balance at the beginning of the period	$10,268	$9,685
Provision for loan losses	375	250
Charge-offs	(177)	(94)
Recoveries	59	7
Balance at the end of the period	$10,525	$9,848

Nonperforming loans	$3,808	$3,461
Nonperforming assets	3,952	3,461
Nonperforming loans to total loans	0.47%	0.43%
Nonperforming assets to total assets	0.38%	0.31%
Allowance for loan losses to total loans	1.30%	1.22%
Allowance for loan losses to nonperforming loans	276.39%	284.54%

Nonperforming loans increased $469,000, or 14.0%, to $3.8 million at June 30, 2022 from $3.3 million at December 31, 2021. This increase was primarily due to a $1.8 million commercial real estate loan being place on nonaccrual status during the six months ended June 30, 2022.  This loan is secured by a hotel located in Fayette County, Pennsylvania and all related furniture, fixtures and equipment.  The hotel remains operational; however, cash flow has been adversely impacted by suppressed occupancy levels and the willingness of the guarantors to support the loan is uncertain.  Partially offsetting this increase, five loans to one commercial customer which were previously on nonaccrual status were repaid in full during the six months ended June 30, 2022, resulting in a $502,000 reduction in nonperforming loans and loans 90 days or more past due and still accruing decreased $187,000.

As of June 30, 2022 the Corporation’s classified and criticized assets amounted to $41.0 million, or 3.9% of total assets, with $29.4 million classified as substandard and $11.5 million identified as special mention. This compares to classified and criticized assets of $38.2 million, or 3.6% of total assets, with $29.4 million classified as substandard and $8.9 million identified as special mention at December 31, 2021. This increase was primarily related to downgrades of a $1.9 million commercial real estate loan from pass to substandard and a $2.8 million commercial real estate loan from pass to special mention, partially offset by the repayment of $502,000 of loans from one commercial relationship.  Classified and criticized assets remain elevated largely due to the impact of COVID-19 on the hospitality loan portfolio.  At June 30, 2022, the Corporation's hotel portfolio totaled $31.3 million, of which $29.4 million was rated classified or criticized.

The provision for loan losses increased $125,000, or 50.0%, to $375,000 for the three months ended June 30, 2022 from $250,000 for the same period in 2021. The higher provision for loan losses recorded during the second quarter of 2022 was due to an increase in criticized and classified loans and an increase in the specific allowance required for impaired loans.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $128,000, or 11.9%, to $950,000 for the three months ended June 30, 2022, compared to $1.1 million for the same period in 2021 due to decreases in gains on the sale of securities, gains on the sale of loans and other income of $107,000, $104,000 and $27,000, respectively, partially offset by increases in fees and services charges and earnings on BOLI of $69,000 and $41,000, respectively. During the quarter ended June 30, 2022, the Corporation sold $1.9 million of primarily low yielding collateralized mortgage obligation securities and realized a net loss of $103,000. During the quarter ended June 30, 2021, the Corporation sold $5.2 million of residential mortgages and realized a gain of $100,000, compared to the sale of $120,000 during the quarter ended June 30, 2022 with a realized loss of $4,000.

Noninterest expense.  Noninterest expense increased $149,000, or 2.6%, to $5.9 million for the three months ended June 30, 2022 from $5.7 million for the same period in 2021.  The increase was primarily attributable to increases in professional fees, other noninterest expense, and premises and equipment expense of $256,000, $47,000 and $21,000, respectively.  The increase in professional fees primarily related to merger expenses of $360,000 incurred during the quarter ended June 30, 2022.

Provision for income taxes. The provision for income taxes increased $176,000, or 44.6%, to $571,000 for the three months ended June 30, 2022 compared to $395,000 for the same period in 2021 as a result of the increase in net income before provision for income taxes.  Additionally, the Corporation's effective tax rate increased to 20.3% for the quarter ended June 30, 2022 from 17.0% for the same period in 2021 as a result of certain non-deductible merger expenses incurred during the second quarter of 2022.

Comparison of Results for the Six Months Ended June 30, 2022 and 2021

General. Net income available to common stockholders increased $558,000, or 13.9%, to $4.6 million for the six months ended June 30, 2022 from $4.0 million for the same period in 2021. This increase resulted from a $968,000 increase in net interest income and a $230,000 decrease in the provision for loan losses, partially offset by a $172,000 decrease in noninterest income and increases in noninterest expense and the provision for income taxes of $210,000 and $251,000, respectively.

Net interest income. Tax equivalent net interest income increased $977,000 or 6.5%, to $16.0 million for the six months ended June 30, 2022 from $15.0 million for the six months ended June 30, 2021. This increase was attributed to a decrease in interest expense of $983,000 partially offset by a decrease in tax equivalent interest income of $6,000.

Interest income. Tax equivalent interest income decreased $6,000, or 1.5%, at $17.8 million for the six months ended June 30, 2022 and 2021. This decrease was attributed to decreases in interest on loans and interest-earning deposits of $373,000 and $54,000, respectively, partially offset by a $422,000 increase in interest on securities.

Tax equivalent interest earned on loans receivable decreased $373,000 to $15.6 million for the six months ended June 30, 2022 compared to $16.0 million for the same period in 2021.  The average yield on loans decreased by 11 basis points to 3.93% for the six months ended June 30, 2022, versus 4.04% for the same period in 2021  causing a $425,000 decrease in interest income.  During the first six months of 2021, the Corporation recognized $1.1 million of interest income related to PPP loans, compared to $41,000 for the same period in 2022.  Partially offsetting this unfavorable variance, average loans increased $2.6 million, accounting for a $52,000 increase in interest income.

Interest earned on deposits with banks decreased $54,000, or 84.4%, to $10,000 for the six months ended June 30, 2022 compared to $64,000 for the same period in 2021. This decrease was due to a $41.2 million decrease in average interest-earning cash balances which accounted for a $45,000 decrease in interest income. Additionally, the average yield on these balances decreased 4 basis points to 0.22% for the six months ended June 30, 2022, versus 0.26% for the same period in 2021, accounting for a $9,000 decrease in interest income.

Tax equivalent interest earned on securities increased $422,000, or 26.1%, to $2.0 million for the six months ended June 30, 2022 compared to $1.6 million for the same period in 2021. The average balance of securities increased $33.3 million, or 24.3%, accounting for a $399,000 increase in interest income.  Additionally, the average yield on securities increased by 3 basis points to 2.42% for the six months ended June 30, 2022 versus 2.39% for the same period in 2021 causing a $23,000 increase in interest income.

Interest expense. Interest expense decreased $983,000, or 34.6%, to $1.9 million for the six months ended June 30, 2022 from $2.8 million for the same period in 2021. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $832,000 and $151,000, respectively.

Interest expense incurred on deposits decreased $832,000, or 33.5%, to $1.6 million for the six months ended June 30, 2022 compared to $2.5 million for the same period in 2021. The average cost of interest-bearing deposits decreased 24 basis points to 0.47% for the six months ended June 30, 2022, versus 0.71% for the same period in 2021, accounting for an $803,000 decrease in interest expense.  This decrease in cost was driven primarily due to the expiration of special rates on money market accounts and maturity of CD specials which were offered in 2019 and general rate decreases as a result of current economic conditions.  Additionally, the average balance of interest-bearing deposits decreased $8.3 million, or 1.2%, to $699.9 million for the six months ended June 30, 2022, compared to $708.2 million for the same period in 2021 causing a $29,000 decrease in interest expense.

Interest expense incurred on borrowed funds decreased $151,000, or 41.9%, to $209,000 for the six months ended June 30, 2022, compared to $360,000 for the same period in 2021.  The decrease was primarily the result of a decrease in the average balance of borrowed funds of $7.3 million, or 22.7%, to $24.8 million for the six months ended June 30, 2022 from $32.1 million for the same period in 2021 resulting in a $91,000 decrease in interest expense.  Additionally, the cost of borrowed funds decreased 56 basis points to 1.70% for the six months ended June 30, 2022, compared to 2.26% for the same period in 2021 causing a $60,000 decrease in interest expense.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30:

(Dollar amounts in thousands)	2022	2021
Interest income per Consolidated Statements of Net Income	$17,696	$17,711
Adjustment to fully taxable equivalent basis	118	109
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	17,814	17,820
Interest expense	1,858	2,841
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$15,956	$14,979

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

(Dollar amounts in thousands)	For the six months ended June 30,
	2022			2021
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Loans, taxable	$789,040	$15,386	3.93%	$781,722	$15,677	4.04%
Loans, tax exempt	12,295	233	3.82%	17,009	315	3.74%
Total loans receivable	801,335	15,619	3.93%	798,731	15,992	4.04%
Securities, taxable	115,564	1,399	2.44%	92,321	1,123	2.45%
Securities, tax exempt	54,353	641	2.38%	44,330	495	2.25%
Total securities	169,917	2,040	2.42%	136,651	1,618	2.39%
Interest-earning deposits with banks	9,374	10	0.22%	50,542	64	0.26%
Federal bank stocks	5,685	145	5.14%	5,703	146	5.16%
Total interest-earning cash equivalents	15,059	155	2.08%	56,245	210	0.75%
Total interest-earning assets	986,311	17,814	3.64%	991,627	17,820	3.62%
Cash and due from banks	3,456			3,419
Other noninterest-earning assets	66,592			60,248
Total Assets	$1,056,359			$1,055,294
Interest-bearing liabilities:
Interest-bearing demand deposits	$555,171	$346	0.13%	$525,252	$688	0.26%
Time deposits	144,706	1,303	1.82%	182,955	1,793	1.98%
Total interest-bearing deposits	699,877	1,649	0.47%	708,207	2,481	0.71%
Borrowed funds, short-term	11,181	71	1.27%	2,050	44	4.31%
Borrowed funds, long-term	13,591	138	2.05%	30,000	316	2.12%
Total borrowed funds	24,772	209	1.70%	32,050	360	2.26%
Total interest-bearing liabilities	724,649	1,858	0.52%	740,257	2,841	0.77%
Noninterest-bearing demand deposits	224,628	—	—	207,947	—	—
Funding and cost of funds	949,277	1,858	0.39%	948,204	2,841	0.60%
Other noninterest-bearing liabilities	18,287			15,350
Total Liabilities	967,564			963,554
Stockholders' Equity	88,795			91,740
Total Liabilities and Stockholders' Equity	$1,056,359			$1,055,294
Net interest income		$15,956			$14,979

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			3.13%			2.85%

Net interest margin (net interest income as a percentage of average interest-earning assets)			3.26%			3.05%

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

(Dollar amounts in thousands)	For the six months ended June 30,
	2022 versus 2021
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income:
Loans	$52	$(425)	$(373)
Securities	399	23	422
Interest-earning deposits with banks	(45)	(9)	(54)
Federal bank stocks	—	(1)	(1)
Total interest-earning assets	406	(412)	(6)

Interest expense:
Interest-bearing deposits	(29)	(803)	(832)
Borrowed funds, short-term	77	(50)	27
Borrowed funds, long-term	(168)	(10)	(178)
Total interest-bearing liabilities	(120)	(863)	(983)
Net interest income	$526	$451	$977

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

Information pertaining to the allowance for loan losses and nonperforming assets for the six months ended June 30, 2022 and 2021 is as follows:

(Dollar amounts in thousands)	As of or for the six months ended
	June 30,
	2022	2021
Balance at the beginning of the period	$10,393	$9,580
Provision for loan losses	295	525
Charge-offs	(275)	(279)
Recoveries	112	22
Balance at the end of the period	$10,525	$9,848

Nonperforming loans	$3,808	$3,461
Nonperforming assets	3,952	3,461
Nonperforming loans to total loans	0.47%	0.43%
Nonperforming assets to total assets	0.38%	0.31%
Allowance for loan losses to total loans	1.30%	1.22%
Allowance for loan losses to nonperforming loans	276.39%	284.54%

Nonperforming loans increased $469,000, or 14.0%, to $3.8 million at June 30, 2022 from $3.3 million at December 31, 2021. This was primarily due to a $1.8 million commercial real estate loan being place on nonaccrual status during the six months ended June 30, 2022.  This loan is secured by a hotel located in Fayette County, Pennsylvania and all related furniture, fixtures and equipment.  The hotel remains operational; however, cash flow has been adversely impacted by suppressed occupancy levels and the willingness of the guarantors to support the loan is uncertain.  Partially offsetting this increase, five loans to one commercial customer which were previously on nonaccrual status were repaid in full during the six months ended June 30, 2022, resulting in a $502,000 reduction in nonperforming loans and loans 90 days or more past due and still accruing decreased $187,000.

As of  June 30, 2022 the Corporation’s classified and criticized assets amounted to $41.0 million, or 3.9% of total assets, with $29.4 million classified as substandard and $11.5 million identified as special mention. This compares to classified and criticized assets of $38.2 million, or 3.6% of total assets, with $29.4 million classified as substandard and $8.9 million identified as special mention at December 31, 2021. This increase was primarily related to downgrades of a $1.9 million commercial real estate loan from pass to substandard and a $2.8 million commercial real estate loan from pass to special mention, partially offset by the repayment of $502,000 of loans from one commercial relationship.  Classified and criticized assets remain elevated largely due to the impact of COVID-19 on the hospitality loan portfolio.  At June 30, 2022, the Corporation's hotel portfolio totaled $31.3 million, of which $29.4 million was rated classified or criticized.

The provision for loan losses decreased $230,000, or 43.8%, to $295,000 for the six months ended June 30, 2022 from $525,000 for the same period in 2021. The lower provision for loan losses recorded during the first six months of 2021 was due to a decrease in the amount of specific reserve required on impaired loans and a decrease in the qualitative allowance factor related to the pandemic which was added to the allowance for loan losses calculation during 2020.  Significant uncertainty remains regarding future levels of criticized and classified loans, nonperforming loans and charge-offs.  The Corporation will continue to closely monitor changes in the loan portfolio and adjust the provision accordingly.

Noninterest income.  Noninterest income decreased $172,000, or 8.1%, to $2.0 million for the six months ended June 30, 2022, compared to $2.1 million for the same period in 2021 due to decreases in gains on the sale of loans, gains on the sale of securities and other income of $209,000, $122,000 and $71,000, respectively, partially offset by increases in fees and service changes and earnings on BOLI of $145,000 and $85,000, respectively.  During the six months ended June 30, 2021, the Corporation sold $8.4 million of residential mortgages and realized a gain of $202,000, compared to the sale of $1.7 during the six months ended June 30, 2022 with a realized loss of $7,000.During the six months ended June 30, 2022, the Corporation sold $6.9 million of primarily municipal and collateralized mortgage obligation securities and realized a net loss of $93,000.

Noninterest expense.  Noninterest expense increased $210,000, or 1.8%, to $11.7 million for the six months ended June 30, 2022 from $11.5 million for the same period in 2021.  The increase was primarily attributable to increases in professional fees and other noninterest expense of $469,000 and $47,000, respectively, partially offset by decreases in compensation and benefits expenses and FDIC insurance premiums of $292,000 and $20,000, respectively.  The increase in professional fees primarily related to merger expenses of $647,000 incurred during the six months ended June 30, 2022.

Provision for income taxes. The provision for income taxes increased $251,000, or 30.0%, to $1.1 million for the six months ended June 30, 2022 compared to $837,000 for the same period in 2021 as a result of the increase in net income before provision for income taxes.  Additionally, the Corporation's effective tax rate increased to 18.9% for the six months ended June 30, 2022 from 16.9% for the same period in 2021 as a result of certain non-deductible merger expenses incurred during the first six months 2022.

LIQUIDITY

The Corporation’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, Federal Reserve and other correspondent banks, and amortization and prepayments of outstanding loans and sold or maturing securities. During the six months ended June 30, 2022, the Corporation used its sources of funds primarily to fund loan originations. As of June 30, 2022, the Corporation had outstanding loan commitments, including undisbursed loans and amounts available under credit lines, totaling $110.5 million, and standby letters of credit totaling $464,000, net of collateral maintained by the Bank.

At June 30, 2022, time deposits amounted to $139.3 million, or 14.9% of the Corporation’s total consolidated deposits, including approximately $60.6 million of which are scheduled to mature within the next year. Management of the Corporation believes (i) it has adequate resources to fund all of its commitments, (ii) all of its commitments will be funded as required by related maturity dates and (iii) based upon past experience and current pricing policies, it can adjust the rates of time deposits to retain a substantial portion of maturing liabilities if necessary.

Aside from liquidity available from customer deposits or through sales and maturities of securities, the Corporation and the Bank have alternative sources of funds. These sources include a line of credit for the Corporation with a correspondent bank, the Bank's line of credit and term borrowing capacity from the FHLB and the Federal Reserve’s discount window and, to a more limited extent, through the sale of loans. At June 30, 2022, the Corporation had borrowed funds of $18.0 million consisting entirely of FHLB overnight advances. At June 30, 2022, the Corporation’s borrowing capacity with the FHLB, net of funds borrowed and irrevocable standby letters of credit issue to secure certain deposit accounts, was $259.4 million.

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

Assumptions about the timing and variability of cash flows are critical in gap analysis. Particularly important are the assumptions driving mortgage prepayments and the expected attrition of the core deposits portfolios. These assumptions are based on the Corporation’s historical experience, industry standards and assumptions provided by a federal regulatory agency, which management believes most accurately represents the sensitivity of the Corporation’s assets and liabilities to interest rate changes. As of June 30, 2022, the Corporation’s interest-earning assets maturing or repricing within one year totaled $272.1 million while the Corporation’s interest-bearing liabilities maturing or repricing within one-year totaled $156.4 million, providing an excess of interest-earning assets over interest-bearing liabilities of $115.7 million. At June 30, 2022, the percentage of the Corporation’s assets to liabilities maturing or repricing within one year was 174.0%.

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

As of June 30, 2022, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

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

EMCLAIRE FINANCIAL CORP

Date: August 12, 2022	By:	/s/ William C. Marsh
William C. Marsh
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2022	By:	/s/ Amanda L. Engles
Amanda L. Engles
Chief Financial Officer
Treasurer